Form 10-Q
period 1995-01-31
ALPINE GROUP INC /DE/
filed 1995-03-17
CIK 4164

                                                                           DRAFT
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Quarterly Period Ended January 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to ______

          Commission File No. 1-9078

                             The Alpine Group, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                     22-1620387
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

1790 Broadway, New York, NY                                 10019-1412
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (212) 757-3333
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at March 17, 1995
- ----------------------------            -----------------------------
Common Stock, $.10 Par Value                      17,187,397

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interini periods are not necessarily indicative of the results to be expected for the year.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                January 31,        April 30,
                                                                   1995               1994
                                                                -----------        ---------
                                                                (Unaudited)


           ASSETS

 Current assets:
    Cash and cash equivalents                                      $  4,254         $  2,507
    Marketable securities                                            18,121            1,972
    Accounts receivable (less allowance for
         doubtful accounts - January, $922; April, $68)              32,039           17,792
     Inventories                                                     36,098           22,502
     Other current assets                                             2,308            1,204
                                                                   --------         --------
                                                                     92,820           45,977
        Total current assets
 Property, plant and equipment, net                                  53,073           31,674

 Long-term investments and other assets (Note 4)                     14,719            2,447

 Net noncurrent assets of discontinued operations                     3,686            3,755

 Goodwill and other intangibles (less accumulated
    amortization - January, $1,549; April, $557)                     68,147           30,098
                                                                   --------         --------

   TOTAL ASSETS                                                    $232,445         $113,951
                                                                   --------         --------
                                                                   --------         --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                   (Continued)



                                                                   January 31,      April 30,
                                                                      1995            1994
                                                                   -----------      ---------
                                                                   (Unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Short-term borrowings                                           $ 32,673         $   --
   Current portion of long-term debt                                  3,177            2,217
   Accounts payable                                                  24,919           13,750
   Accrued expenses                                                  24,151            5,416
   Net current liabilities of discontinued operations                 1,736              155
                                                                   --------         --------
      Total current liabilities                                      86,656           21,538

 Long-term debt, less current portion (Note 6)                       86,750           41,528
                                                                   --------         --------

 Other long-term liabilities (Note 5)                                 7,333            2,887
                                                                   --------         --------

 Contingent purchase consideration (Note 6)                           5,733             --
                                                                   --------         --------

 Stockholders' equity:
   8% Cumulative convertible preferred stock
     at liquidation value                                            11,823             --
   9% Cumulative convertible preferred stock
     at liquidation value                                             2,427            2,677
   8.5% Cumulative convertible preferred stock
     at liquidation value                                             3,500            3,500
   Common stock, $.10 par value; authorized
      25,000,000 shares; issued:  January, 17,187,397
      shares; April, 18,073,512 shares                                1,719            1,808
   Capital in excess of par value                                   102,638          109,593
   Accumulated deficit                                              (75,443)         (69,205)
                                                                   --------         --------
                                                                     46,664           48,373
   Less shares held in treasury, at cost:
     January, 72,190 shares; April, 14,511 shares                      (377)             (61)
     Receivable from stockholder                                       (314)            (314)
                                                                   --------         --------

       Total stockholders' equity                                    45,973           47,998
                                                                   --------         --------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $232,445         $113,951
                                                                    --------         --------
                                                                    --------         --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                    Three Months ended January 31,
                                                                    -------------------------------

                                                                      1995             1994
                                                                      ----             ----

 Net sales                                                         $ 45,900         $ 22,016
 Cost of goods sold                                                  39,545           19,093
                                                                   --------         --------
     Gross profit                                                     6,355            2,923
 Selling, general and administrative                                  4,807            3,569
 Research, development and engineering                                  340              401
 Amortization of goodwill and other intangibles                         368            1,810
                                                                   --------         --------
     Operating income (loss)                                            840           (2,857)

 Interest income                                                         34              144
 Interest (expense)                                                  (2,188)            (775)
 Other (expense)                                                       (640)            (367)
                                                                   --------         --------
     (Loss) from continuing operations
        before income taxes                                          (1,954)          (3,855)
 Income tax expense                                                    --               --
                                                                   --------         --------
     (Loss) from continuing operations                               (1,954)          (3,855)


 (Loss) from discontinued operations                                  (--)           (23,370)
                                                                    --------         --------
     Net (loss)                                                      (1,954)         (27,225)

 Preferred stock dividends                                              253              126
                                                                   --------         --------
     (Loss) applicable to common stock                              ($2,207)        ($27,351)
                                                                   --------         --------
                                                                   --------         --------
 Income (loss) per share of common stock:
      Continuing operations                                         ($0.12)         ($0.23)
      Discontinued operations                                          --           ( 1.38)
                                                                   --------         --------
 Net (loss) per share of common stock                               ($0.12)         ($1.61)
                                                                   --------         --------
                                                                   --------         --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 THE ALPINE GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)
                                               (Unaudited)
                                               (Continued)



                                                                                                 Nine Months ended January 31,
                                                                                                 ------------------------------

                                                                                                   1995                 1994
                                                                                                   ----                 ----

      Net sales                                                                                 $ 125,782            $ 34,494
      Cost of goods sold                                                                          108,464              26,802
                                                                                                ---------            --------
          Gross profit                                                                             17,318               7,692

      Selling, general and administrative                                                          11,285               7,552
      Research, development and engineering                                                         1,015               1,237
      Amortization of goodwill and other intangibles                                                  879               2,036
                                                                                                ---------            --------
          Operating income (loss)                                                                   4,139              (3,133)


      Interest income                                                                                 108                 185
      Interest (expense)                                                                           (4,213)             (1,339)
      Other (expense)                                                                                (669)               (415)
                                                                                                ---------            --------
          (Loss) from continuing operations                                                          (635)             (4,702)
      Income tax expense                                                                              232                --
                                                                                                ---------            --------

          (Loss) from continuing operations before extraordinary item                                (867)             (4,702)

      (Loss) from discontinued operations                                                          (4,868)            (24,290)
                                                                                                ---------            --------
          (Loss) before extraordinary item                                                         (5,735)            (28,992)

      Extraordinary item - (loss) on early  extinguishment of debt                                  (--)                  (47)
                                                                                                ---------            --------
          Net (loss)                                                                               (5,735)            (29,039)


      Preferred stock dividends                                                                       503                 258
                                                                                                ---------            --------
          (Loss) applicable to common stock                                                       ($6,238)           ($29,297)
                                                                                                ---------            --------
                                                                                                ---------            --------

      Income (loss) per share of common stock:
          Continuing operations                                                                    ($0.08)             ($0.38)
          Discontinued operations                                                                   (0.27)              (1.77)
          Extraordinary item - (loss) on early extinguishment of debt                                --                  --
                                                                                                ---------            --------
            Net (loss) per share of common stock                                                   ($0.35)             ($2.15)
                                                                                                ---------            --------
                                                                                                ---------            --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED JANUARY 31, 1995
                              (In thousands except share amounts)



                                                                                                                      Capital
                                                                                            Common  Stock            in Excess
                                                                                       Shares           Amount        of Par
- -----------------------------------------------------------------------------------------------------------------------------

Balance at April 30, 1994                                                            18,073,512         $1,808       $109,593
- -----------------------------------------------------------------------------------------------------------------------------
Compensation expense related to stock options and grants                                                                  479
Dividends on preferred stock
Conversion of convertible preferred stock                                                40,000              4            246
Exercise of stock options                                                                73,885              7            199
Shares issued for Directors fees                                                                                           21
Purchase of treasury stock
Exchange of common stock for preferred stock                                         (1,000,000)          (100)        (7,900)
Acquisition of Adience, Inc.
Repurchase of  preferred stock
Net (loss) for the nine months ended January 31, 1995
- -----------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1995                                                          17,187,397         $1,719       $102,638
- -----------------------------------------------------------------------------------------------------------------------------

                                                                       9% Cumulative       8% Cumulative      8.5% Cumulative
                                                                        Convertible         Convertible         Convertible
                                                                      Preferred Stock     Preferred Stock     Preferred Stock
                                                                      Shares   Amount    Shares     Amount    Shares   Amount
- -----------------------------------------------------------------------------------------------------------------------------

Balance at April 30, 1994                                             2,677    $2,677      --        --       3,500    $3,500
- -----------------------------------------------------------------------------------------------------------------------------

Compensation expense related to stock options and grants
Dividends on preferred stock
Conversion of convertible preferred stock                              (250)     (250)
Exercise of stock options
Shares issued for Directors fees
Purchase of treasury stock
Exchange of common stock for preferred stock                                            160,000     8,000
Acquisition of Adience, Inc.                                                             82,267     4,113
Repurchase of  preferred stock                                                           (5,787)     (290)
Net (loss) for the nine months ended January 31, 1995
- -----------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1995                                           2,427    $2,427   236,480   $11,823     3,500    $3,500
- -----------------------------------------------------------------------------------------------------------------------------


                                                                                                         Receivable
                                                                     Accumulated    Treasury Stock          from
                                                                       Deficit     Shares     Amount     Stockholder   Total
- -----------------------------------------------------------------------------------------------------------------------------

Balance at April 30, 1994                                             ($69,205)    (14,511)     ($61)      ($314)     $47,998
- -----------------------------------------------------------------------------------------------------------------------------
Compensation expense related to stock options and grants                                                                  479
Dividends on preferred stock                                              (503)                                          (503)
Conversion of convertible preferred stock
Exercise of stock options                                                                                                 206
Shares issued for Directors fees                                                    10,221        43                       64
Purchase of treasury stock                                                         (67,900)     (359)                    (359)
Exchange of common stock for preferred stock
Acquisition of Adience, Inc.                                                                                            4,113
Repurchase of  preferred stock                                                                                           (290)
Net (loss) for the nine months ended January 31, 1995                   (5,735)                                        (5,735)
- -----------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1995                                           ($75,443)    (72,190)    ($377)      ($314)     $45,973
- -----------------------------------------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months ended January 31,
                                                                                  ------------------------------
                                                                                  1995                      1994
                                                                                  ----                      ----

 Cash flow from operating activities:
    (Loss) from continuing operations                                             ($867)                  ($4,702)
      Adjustments to reconcile (loss) to net cash
          provided by continuing operations:
        Depreciation and amortization                                             3,674                     3,183
        Accretion of debt discount and
            amortization of deferred financing                                      435                       139
        Inducement of debt conversion                                              --                          23
        Compensation expense related to stock
            options and grants                                                      407                       248
      Changes in assets and liabilities:
        Accounts receivable                                                        (489)                    1,283
        Inventories                                                              (3,739)                    2,747
        Prepaid expenses and other current assets                                 1,054                        32
        Other assets                                                               (209)                      198
        Accounts payable and accrued expenses                                     3,623                    (3,299)
        Other                                                                      (242)                      275
                                                                                -------                    ------
   Cash provided by continuing operating activities                               3,647                       127
                                                                                -------                    ------
    (Loss) from discontinued operations                                          (4,868)                  (24,290)
      Adjustments to reconcile loss to net cash
       (used for) discontinued operations:
        Depreciation and amortization                                               548                       876
        Loss recognized on purchase of R&D
           and other related charges                                                --                     21,322
        Increase (decrease) in net liabilities                                    1,512                      (803)
        Other                                                                       206                       710
                                                                                -------                    ------
   Cash (used for) discontinued operations                                       (2,602)                   (2,185)
                                                                                -------                    ------

  Cash provided by (used for) operating activities                                1,045                    (2,058)
                                                                                -------                    ------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)


                                                                        Nine Months ended January 31,
                                                                        -----------------------------
                                                                       1995                      1994
                                                                       ----                      ----

 Cash flow from investing activities:
    Acquisitions, net of cash acquired                                1,101                    (19,744)
    Reduction of contingent purchase consideration                     (436)                      --
    Investment in marketable securities                             (16,227)                       198
    Capital expenditures on continuing operations                    (1,500)                    (1,206)
    Capital expenditures on discontinued operations                    (229)                      (328)
    Other                                                              (135)                      --
                                                                    -------                    -------
 Cash (used for) investing activities                               (17,426)                   (21,080)
                                                                    -------                    -------
 Cash flow from financing activities:
   Short-term borrowings (repayments)                                20,179                       (118)
   Borrowing under revolving
       credit facilities, net                                         1,675                      7,233
   Issuance of preferred stock, net                                    --                        4,700
   Redemption of preferred stock                                       (287)                      (253)
   Dividends on preferred stock                                        (103)                      (258)
   Minority investment in discontinued operations                      --                           28
   Purchase of treasury shares                                         (360)                      --
   Proceeds from exercise of stock options                              202                      1,066
   Term loan repayments on continuing operations                     (3,120)                    (2,875)
   Term loan repayments on discontinued operations                      (58)                       (50)
   Term loan borrowings by continuing operations                       --                       17,318
   Term loan borrowings by discontinued operations                     --                          690
                                                                    -------                    -------
 Cash provided by (used for) financing
      activities                                                     18,128                     27,481
                                                                    -------                    -------

 Net increase (decrease) in cash and cash
     equivalents                                                      1,747                      4,343
 Cash and cash equivalents at beginning of
      period                                                          2,507                      2,286
                                                                    -------                    -------
 Cash and cash equivalents at end of period                         $ 4,254                    $ 6,629
                                                                    -------                    -------
                                                                    -------                    -------

 Supplemental disclosures:

    Taxes paid                                                      $   437
                                                                    -------
                                                                    -------

    Interest paid                                                   $ 3,022                    $   750
                                                                    -------                    -------
                                                                    -------                    -------




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)


                                                                           Nine Months ended January 31,
                                                                           -----------------------------
                                                                          1995                      1994
                                                                          ----                      ----

 Non-cash investing and financing activities:

    Exchange of preferred stock                                       $    250                   $  2,000
                                                                      --------                   --------
                                                                      --------                   --------
    Conversion of notes and exchange of
       debentures:
      Conversion of notes                                                                        $    496
                                                                                                 --------
                                                                                                 --------
      Exchange of debentures                                                                     $    135
                                                                                                 --------
                                                                                                 --------


 Acquisition of business:

      Assets, net of cash acquired                                    $ 107,837                  $ 93,018
      Common stock issued                                                  --                     (41,045)
      Preferred stock issued                                            (4,113)
      Contingent consideration                                          (6,167)
      Liabilities assumed                                              (96,456)                   (32,229)
                                                                      --------                   --------
      Net cash paid (received)                                         ($1,101)                  $ 19,744
                                                                      --------                   --------
                                                                      --------                   --------

 Exchange of common stock:

       Common stock acquired in exchange for
        preferred stock issued                                        ($8,000)
                                                                      --------
                                                                      --------
       Preferred stock issued                                           $8,000
                                                                      --------
                                                                      --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 1994
                                 (Unaudited)


1.   Basis of presentation

     The accompanying unaudited condensed consolidated financial statements of The Alpine Group, Inc. (the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1994.

     Certain reclassification have been made to the January 31, 1994 financial statements to conform with the January 31, 1995 presentation.

2.   Inventories

 The components of inventories are:

                                                 January 31,            April 30,
                                                   1995                   1994
                                                 ----------             ---------
                                                         (In thousands)
 Raw materials                                   $  12,562              $ 5,947
 Work in process                                     7,564                5,580
 Finished goods                                     15,972               10,975
                                                 ---------              --------
                                                 $ 36,098               $22,502
                                                 =========              =========


3.   Income (loss) per share

     For the nine months ended January 31, 1995 and 1994 the number of shares used in computing income (loss) per share were 17,910,346 and 13,635,966, respectively, based on the weighted average number of shares outstanding.

4.   Long-Term Investments and Other Assets

     The components of long-term investments and other assets are:


                                                 January 31,            April 30,
                                                   1995                   1994
                                                 ----------             ---------
                                                         (In thousands)
 Asset held for Disposition                      $   8,000              $  --
       (See Note 6)
 Assets held for sale                                2,553                 --
 Other                                               4,166                2,447
                                                 ---------              --------
                                                 $  14,719              $ 2,447
                                                 =========              =========



5.   Other Long-Term Liabilities

     The components of other long-term liabilities are:


                                                 January 31,            April 30,
                                                   1995                   1994
                                                 ----------             ---------
                                                         (In thousands)
 Payable to  Information
   Display Technologies, Inc. ("TDT")
     (See Note 7)                                $   3,809              $  --
 Payable to Former Stockholder
   of Adience, Inc                                   2,016                 --
 Other                                               1,384                2,887
                                                 ---------              --------
                                                 $   7,333              $ 2,887
                                                 =========              =========


6.   Acquisition of Adience

     On December 21, 1994, the Company acquired from certain stockholders of Adience, Inc. ("Adience") 82.3% of the outstanding capital stock. The Company, which had previously purchased 4.9% of Adience's common stock, currently owns 87.2% of the outstanding common stock of Adience. Adience manufactures and supplies refractory products and services to integrated steelmakers and other industries.

     Adience's 80% owned subsidiary Information Display Technology, Inc. ("IDT") manufacturers and supplies information display systems, primarily custom designed and engineered writing and projection surfaces for institutional, healthcare and educational markets. IDT is a listed company on the American Stock Exchange. The Company has announced its intention to merge the operations of IDT with its Information Display Group, consisting of APV and Posterloid and, upon completion of the merger, to distribute a majority of its holding to stockholders (see Note 7).

     Consideration paid for the Adience acquisition consisted of 82,267 shares of a new series of 8% preferred stock of the Company, with a liquidation preference of $50 per share (see Note 8) and 2,752,900 common shares of IDT to be delivered to the selling stockholders of Adience as soon as practicable after the consummation of the merger referred to above. Should the merger not occur by May 31, 1995, the Company will be required to deliver, in lieu of the IDT common shares, an additional 123,330 shares of 8% preferred stock. However, should the merger be completed the value of the IDT stock delivered by the
Company to the Adience stockholders is subject to a consideration reset.   The
consideration reset states that the Company will deliver an amount equal to the 2,752,900 shares of IDT common stock to be delivered multiplied by the difference, if any, between $2.24 and the greater of the average closing price for IDT common stock on each of the 20 trading days preceding August 1, 1995 and $0.75 per share. The consideration reset will be payable, at the option of the Company, in either 8% preferred stock or IDT common stock, or a combination thereof. The deferred consideration represented by the delivery of the aforementioned IDT shares has been reflected as contingent purchase consideration.

     A summary of the consideration paid follows ($000's):


          Common stock purchased for cash               $     624
          82,267 shares of 8% Cumulative convertible        4,133
            preferred stock
          2,752,900 common shares of IDT with a             6,167
            guaranteed per share value of $2.24             1,500
                                                           ------
          Expenses associated with the acquisition        $12,404
                                                          ========


     The Adience acquisition has been accounted for using the purchase method, and accordingly, Adience's results of operations are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The total purchase price for the acquisition (including expenses) amounted to approximately $12.4 million and has been allocated to the fair market value of Adience's assets and liabilities as of the acquisition date resulting in goodwill of approximately $40.7 million. Goodwill is being amortized on a straight line basis over 30 years.

     Unaudited condensed pro forma results of operations which give effect to the acquisition as if it occurred on May 1, 1993 are presented below. The pro forma results of operations for the nine months ended January 31, 1994 include the results of Adience for the nine month period from July 1, 1993 through March 31, 1994. Such period reflects the pro forma results of operations post emergence from a prepackaged bankruptcy plan consummated on June 30, 1993. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations. The allocation of the purchase price for Adience reflected in the consolidated financial statements and in the pro forma information is based on preliminary appraisals and estimations. Accordingly, the final recording of the purchase can be expected to differ from that reflected herein.

                                                     Pro Forma (Unaudited)
                                                   Nine Months Ended January 31,
                                                   -----------------------------
                                                     1995               1994
                                                     ----               ----
 Net Sales                                          (In thousands, except per share data)
                                                      $193,041        $171,627
 (Loss) from continuing operations
  before income taxes                                   (4,540)        (13,263)
 (Loss) from continuing operations                      (4,772)        (13,263)
 (Loss) from discontinued operations                    (4,868)        (24,290)

 Net (loss)                                             (9,640)        (37,600)
  (Loss) per share of common stock:
    Continuing operations                                (0.31)          (0.78)
    Discontinued operations                              (0.27)          (1.37)
    Net (loss)                                          ($0.58)         ($2.15)


     Debt assumed or issued as a result of the acquisition of Adience and related financing and included in the accompanying balance sheet as of January 31, 1995 consisted of the following ($000's):



 Short term borrowings:
 13.5% Senior Subordinated Notes (face value           $ 20,711
 $21,000) (a) Revolving credit loan (b)                  11,962
                                                         ------
                                                       $ 32,673
 Long term debt:                                         ======
 11% Senior Secured Notes due in  2002 (face           $ 45,370
 value $49,079) (c)                                         569
 Capital lease obligations                                1,186
                                                         ------
 Other long-term liabilities                             47,125

 Less:  current maturities                                  661
                                                         ------
                                                       $ 46,464
                                                         ======


     (a) On January 6, 1995 the Company issued $21,000,000 face amount of 13.5% Subordinated Secured Notes ("Notes") due January 5, 1996. The Notes are secured by the pledge of $25 million in APV 8% Preferred Stock owned by the Company.
The Notes were issued at a discount of 1.5% which will be accreted as a charge to interest expense through maturity.

     (b) The revolving credit loan represents borrowings by Adience under a credit facility. The facility remains in effect from year to year unless terminated upon sixty days written notice by either party prior to the renewal date (June 30, 1995). The facility may not exceed $14 million or available collateral (85% of eligible accounts receivable and 30%-50% of eligible inventory). The loan is collateralized by Adience's accounts receivable, inventory, fixed assets, intangible assets and common stock of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable inventory and equipment. Interest on the outstanding balance is based on 2.5% over the prime rate. Letters of credit issued under the facility totalled $200,000 at January 31, 1995, which reduced the availability under the financing arrangement in a like amount.

     (c) The 11% Senior Secured Notes ("Secured Notes") due in 2002 are redeemable at the option of Adience after December 15, 1997 and pay interest semi-annually on June 15 and December 15. The Secured Notes are secured by a second lien on the assets of Adience, including the stock of IDT. The Secured Notes include certain restrictive covenants which, among other things, limit the sale of assets, restricts the payment of dividends and places limits on additional indebtedness.

     The aggregate maturities of Adience's long-term debt for the period through April 30, 1995 and the five years thereafter are as follows ($000's):

                            Fiscal Year      Amount
                            -----------      ------
                                  1995       $   173
                                  1996           615
                                  1997           510
                                  1998           360
                                  1999            93
                                  2000             4
                            Thereafter       $49,079


     In connection with the acquisition, the Company incurred costs exploring various financing alternatives related to the Adience indebtedness which resulted in a charge to other income and expense of $484,000.


7.   Discontinued Operations

     The Company intends to distribute a substantial portion of its common equity ownership of the information display group, consisting of APV, Posterloid and IDT (subject to the completion of the merger of IDT, APV and Posterloid), to its stockholders. The distribution is expected to be completed in the next six months. As a result of the planned distribution, the Company's consolidated financial statements and notes thereto have been reclassified to reflect the operations of APV and Posterloid as discontinued. The investment in IDT, which was acquired with Adience, has been included in long-term investments and other assets as an asset held for disposition.

     The results of operations of APV and Posterloid are presented in the Consolidated Statement of Operations under the caption "(Loss) from Discontinued Operations". The results presented below, include the historical results of APV and Posterloid for the nine month periods ended January 31, 1995 and 1994. Included in the 1995 nine month results is a $1.9 million provision to reflect management's estimate of operating losses through the dispostion date, largely in connection with research and development expenditures at APV, expected to be incurred from January 31, 1995 to the expected date of distribution. No gain or loss is expected to be recognized on the distribution pursuant to the accounting requirements for a distribution of this nature to stockholders.

                                                       Nine Months ended
                                                           January 31,
                                                       1995          1994
                                                       ----          ----
                                                          (In thousands)
 Statement of Operations
 -----------------------
 Net sales                                            $3,664           $4,138
 Operating (loss)                                     (4,737)         (20,450)
 Net (loss)                                           (4,868)         (24,290)


 The assets and liabilities of APV and Posterloid as of January 31, 1995 and April 30, 1994, included in the Consolidated Balance Sheets as net assets (liabilities) of discontinued operations are:

                                                          January 31,   April 30,
                                                             1995          1994
                                                            ----          ----
                                                              (In thousands)

BALANCE SHEETS
 Cash                                                     $  185        $   23
 Accounts receivable, net                                    648           606
 Inventories                                                 470           470
 Prepaid expenses and other assets                           613           604
 Current portion of long-term debt                           (75)          (70)
 Accounts payable                                           (638)         (740)
 Estimated loss through expected date of disposition       (1,914)       (1,048)
 Accrued expenses                                          (1,025)       (1,048)
                                                           -------        ------
 Net current liabilities of discontinued operations       ($1,736)      ($  155)
                                                          =======        =======

 Property, plant and equipment , net                      $1,832        $1,990
 Long-term investments and other assets                      433           223
 Goodwill, net                                             4,162         4,271
 Long-term debt                                           (1,801)       (1,864)
 Other long-term liabilities                                (940)         (865)
                                                           -----         -----
   Net noncurrent assets of discontinued operations       $3,686        $3,755
                                                          ======        ======


     The Company expects that through the Date of Distribution cash requirements relating to APV's Development Activities will be funded by the Company and be applied as a reduction in the amount owing to IDT currently reflected in other long-term liabilities.

8.   Preferred Stock

     On December 21, 1994 and January 6, 1995 the Company issued 82,267 shares and 160,000 shares, respectively, of a new series of 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred"). The shares were issued in connection with the acquisition of Adience and in exchange for 1,000,000 shares of the Company's common stock. The 8% Preferred ranks senior to the 9% Cumulative Convertible Preferred Stock but junior to the issued and outstanding 8 1/2% Cumulative Convertible Senior Preferred Stock and 9% Cumulative Convertible Senior Preferred Stock. Each share is convertible at any time into shares of Company common stock at a conversion price of $7.75 (subject to customary adjustment) and may be redeemed by the Company at $50 per share plus accrued dividends, if any, at any time after the third anniversary of the date of issuance. The 8% Preferred will be entitled to that number of votes per share equal to the number of shares of Company common stock into which the shares are initially convertible. In addition, holders of the 8% Preferred are entitled to vote as a separate class in the event of a proposal to (i) amend any of the principal terms of the 8% Preferred; (ii) authorize, create, issue or sell any class of stock senior to, or on parity with, the 8% Preferred as to dividends or liquidation preference; or (iii) merge into or consolidate with, or sell all or substantially all of the assets of the Company to, another entity. The holders of not less than 66 2/3% of the 8% Preferred must approve any transaction that is subject to the class voting rights.


9.   Legal Proceedings and Environmental

     Together with various parties, the Company has been named as a defendant in a lawsuit filed by the State of New York in Federal district court relating to the release of hazardous chemicals at a landfill near Rochester, New York. New York alleges that the Company, as a corporate successor to an entity which allegedly disposed of hazardous substances, is liable for payment of costs and expenses incurred or to be incurred by the State of New York for remediation. The Company has filed a motion for summary judgement dismissing the case against the Company. This action is in an early stage. Management believes that it has strong defenses to this action and it has indemnification rights with respect to liabilities, if any, relating to this matter from the seller of the assets. However, there can be no assurance that an adverse outcome in this case would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In February 1992, IDT was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility.

     In December 1993, IDT and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. In October 1994, IDT and Adience filed a proposed amendment to the consent order which would allow IDT and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site.
The Ohio EPA has not yet responded to this proposed amendment. At January 31, 1995, environmental accruals amounted to $500,000 which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

     Adience's J.H. France unit has been named as a party in approximately 8,000 pending lawsuits principally by employees and former employees of certain customers of J.H. France, alleging that a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused asbestosis or silicosis in such persons. Such lawsuits typically involve multiple defendants and seek monetary damages ranging from $20,000 each to $1,000,000 each. J.H. France and its insurance carriers have historically settled these lawsuits typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

     In addition to the lawsuits against J.H. France, Adience has been named a party in approximately 250 pending lawsuits filed in the States of Pennsylvania, Ohio, Michigan and West Virginia, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, in such persons. The majority of such lawsuits involve multiple defendants and seek unstated monetary damages ranging from $20,000 each to $1,000,000 each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated.

     All such claims and all costs of defense for these cases are covered by insurance. The insurance companies which had issued policies covering the J.H. France cases had asserted that each insurance company was only responsible for a pro rata share of the liability in these cases, based upon the number of years for which the carriers provided coverage during the period of the exposure, development and manifestation of each plaintiff's asbestosis of silicosis. In June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination and based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in all pending cases will be adequately covered by insurance. Adience believes that the aggregate limits on the insurance policies in effect exceed the potential liabilities and defense costs which will be incurred in the 8,000 J.H. France cases and the other 250 cases, for which the scope of coverage has never been an issue.


10.   Related Party Transactions

     In March 1994, Steib & Co. ("Steib"), a New York investment partnership in which two Alpine officers have a majority interest, purchased 5.8% of Adience common stock at a price 20% higher than paid by the Company for its purchase of 4.9% of Adience' common stock in December 1993. In January 1995 following completion of the Company's purchase of a further 82.3% of Adience' common stock, including the common stock owned by Steib, the Company reimbursed Steib for cost incurred by Steib in connection with its investment in Adience common stock which, in turn, was purchased by the Company. In connection with these transactions Steib agreed to terminate a 3 year adviosry agreement with Adience and voluntarily surrender options to purchase 7.2% of Adience at $1.25 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            RESULTS OF OPERATIONS - FOR THE FISCAL PERIODS
                  ENDED JANUARY 31, 1995 AND 1994

INTRODUCTION

     The Alpine Group, Inc. ("Alpine" or the "Company") is a holding company with continuing operations conducted in the telecommunications cable and wire industry through Superior TeleTec Inc. ("Superior"), the defense and commercial electronics industry through DNE Technologies, Inc. ("DNE"), and the refractories industry through Adience, Inc. ("Adience"). The Company acquired Adience on December 21, 1994 and Superior on November 10, 1993. As a result of these transactions, Adience's and Superior's operating results are included in the consolidated operating results on a prospective basis from the respective acquisition dates.

     As described in Note 5 to the Consolidated Financial Statements and as discussed under the "Discontinued Operations" caption herein, the operations of the Company's information display segment, which includes Alpine PolyVision, Inc. ("APV"), Posterloid Corporation ("Posterloid"), and Information Display Technology, Inc. ("IDT" - a subsidiary of Adience) have been reclassified as discontinued pursuant to a plan to distribute a substantial portion of the ownership of these entities to the Company's stockholders.

    The following table summarizes, for the periods presented, the operating results for each of Alpine's respective industry segments.


                                     Nine Months Ended      Three Months Ended
                                        January 31,             January 31,
                                    -------------------    -------------------
                                     1995         1994       1995        1994

Net sales
  Superior                          $ 96,227    $17,763     $30,513    $17,763
  DNE                                 21,921     16,731       7,753      4,253
  Adience                              7,634        -         7,634        -
                                    --------   --------     -------    -------
    Consolidated                    $125,782   $ 34,494     $45,900    $22,016

Gross profit
  Superior                          $  9,651   $  1,187     $ 2,959    $ 1,187
  DNE                                  6,380      6,505       2,109      1,736
  Adience                              1,287        -         1,287        -
                                    --------   --------     -------    -------
    Consolidated                    $ 17,318   $  7,692     $ 6,355    $ 2,923

Gross margin percentage
  Superior                             10.0%       6.7%        9.7%       6.7%
  DNE                                  29.1%      38.9%       27.2%      40.8%
  Adience                              16.9%        -         16.9%        -
                                    --------   --------     -------    -------
    Consolidated                       13.8%      22.3%       13.8%      13.3%

Selling, general and administrative
 expenses
  Superior                          $  3,676   $    850     $ 1,250    $   850
  DNE                                  3,873      4,021       1,181      1,096
  Adience                              1,572        -         1,572        -
  Corporate                            2,144      2,681         804      1,623
                                    --------   --------     -------    -------
    Consolidated                    $ 11,285   $  7,552     $ 4,807     $3,569

Research, development and
 engineering
  DNE                               $  1,015   $  1,237     $   340    $   401
                                    --------   --------     -------    -------

Amortization of goodwill and other
 intangible charges
  Superior                          $    766   $    188     $   255    $   188
  DNE                                    -        1,753         -        1,591
  Adience                                113        -           113        -
  Corporate                              -           95         -           31
                                    --------   --------     -------    -------
    Consolidated                    $    879   $  2,036     $   368    $ 1,810

Operating income (loss)
  Superior                          $  5,113   $    149     $ 1,428    $   149
  DNE                                  1,492       (506)        588     (1,352)
  Adience                               (398)       -          (398)       -
  Corporate                           (2,068)    (2,776)       (778)    (1,654)
                                    --------   --------     -------    -------
    Consolidated                    $  4,139   ($ 3,133)    $   840    ($2,857)



                                             1995                   1994
                                         -----------            -----------
NET SALES:
 Nine Months                             $125,782,000           $34,494,000
 Quarter                                   45,900,000            22,016,000


    For the nine months and quarter ended January 31, 1995 net sales increased by $91.3 million and $23.9 million, respectively, as compared to the same periods in fiscal 1994. The increase was primarily due to the inclusion of Superior's sales which on an incremental basis were approximately $78.5 million and $12.8 greater than the prior year nine month and quarterly periods, respectively. Superior's comparative sales increase for the January 1995 quarterly period included approximately

$8.2 million of higher sales which was due to the inclusion of Superior's results for only a portion of the January 1994 quarterly period and for the pass through in the form of increased sales prices of higher copper costs. The remainder of Superior's comparative sales increase for the quarter ended January 31, 1995 of $4.6 million was the result of increased sales of telephone distribution, high performance and premise wire products, and higher levels of demand for telephone cable products. In addition, Adience contributed sales of $7.6 million from the date of its acquisition
(December 21, 1994) and DNE contributed revenues of $5.2 million, an increase of 31%, for the 1995 nine month period and $3.5 million, an increase of 82.3%, for the quarter ended January 31, 1995. The increase in DNEs revenues resulted from the expansion of its contract manufacturing activities.



                                   1995                      1994
                               -----------               -----------
Gross Profit:

     Nine Months               $17,318,000                $7,692,000
     Quarter                     6,355,000                 2,923,000

Gross Margin Percentage:

     Nine Months                      13.8%                    22.3%
     Quarter                          13.8%                    13.3%


     For the nine months and quarter ended January 31, 1995 gross profit increased by $9.6 million and $3.4 million, respectively. The increase was primarily to the inclusion of Superior's and Adience's operations. Superior generated a gross profit for the nine months and quarter ended January 31, 1995 of $9.7 million and $3.0 million, respectively as compared to $1.2 million for the corresponding periods in fiscal 1994 (which included approximately 2.5 months of Superior's operating results). Superior's gross margin percentage for the nine months and quarter ended January 31, 1995 was 10.0% and 9.7%, respectively as compared to 6.7% for the corresponding periods in fiscal 1994. The comparative improvement in Superior's gross profit percentage resulted from improved product mix, more efficient production due to higher manufacturing levels, and the stabilization of market prices. Adience generated a gross profit of $1.3 million during the quarter ended January 31, 1995 at a gross margin percentage of 16.9%. For the nine month and quarter ended January 31, 1995, DNE's comparative gross margin percentage declined to 29.1% (from 38.9%) and to 27.2% (from 40.8%), respectively as a result of a greater proportion of DNE's securities being attributable to exceptional lower gross margins in percentage was caused by the aforementioned increase in contract manufacturing revenues which typically generate lower gross margins as compared to DNE's other product lines.


 Selling, General and
 Administrative Expense             1995                         1994
- ------------------------         -----------                --------------
 ("SG&A expense"):

      Nine Months                $11,285,000                 $7,552,000
      Quarter                      4,807,000                  3,569,000


     The comparative increase in SG&A expense for the 1995 nine month and quarterly periods was due primarily to the inclusion of Superior and Adience operations which included incremental SG&A expense of approximately $2.8 million ($400,000 for the 1995 quarterly period) and $1.6 million, respectively. Partially offsetting the increased SG&A expense associated with the acquisition and operations of Superior and Adience, was a comparative reduction in corporate SG&A expense of $537,000 and $819,000 for the 1995 nine month and quarterly periods, respectively which was due to certain non-recurring reorganization and retirement obligation accruals recorded during the January 1994 quarterly period.

                                    1995                       1994
                                 ----------                ------------
 Operating Income (Loss):
     Nine Months                 $4,139,000                ($3,133,000)
     Quarter                        840,000                ( 2,857,000)

     The improvement in operating results for both the nine months and quarter ended January 31, 1995, as compared to the same period in fiscal 1994, resulted from a number of factors, including an increase in incremental contribution from Superior (a comparative increase of approximately $5.0 million for the 1995 nine month period and approximately $1.3 million for the 1995 quarterly period) and the impact of an approximate $1.5 million write off of an intangible asset and approximately $900,000 in other non-recurring charges for reorganization and other reserves recorded during the January 1994 quarterly period.

                                   1995                     1994
                                ----------              ----------
Interest Expense:
     Nine Months                $4,213,000              $1,339,000
     Quarter                     2,188,000                 775,000

     The increase in interest expense for the nine month and quarter ended January 31, 1995 of $2.9 million and $1.4 million, respectively, as compared to the same periods in fiscal 1994 was due to incremental interest expense associated with the Superior and Adience acquisitions and the impact of $21.0 million of short term borrowings incurred at the corporate level in January 1995.

                                   1995                     1994
                                 --------                 --------
Other Expense:
     Nine Months                 $669,000                 $415,000
     Quarter                      640,000                  367,000


     The comparitive increase in other expenses for the nine months and quarter ended January 31, 1995 is largely due to the write off of expenses included in connection with a long term debt placement transaction pending during the quarter ended January 31, 1995. The company anticipates a superceding financial transaction in fiscal 1996.

   Other expense during the 1994 fiscal periods resulted primarily from valuation reserves for certain real estate classified in long-term investments.

                                    1995                     1994
                                  --------                ---------
Income Tax Expense:
     Nine Months                  $232,000                    -
     Quarter                         -                        -


     The Company did not incur any Federal income tax expense (benefit) during the nine month and quarterly periods ended January 31, 1995 or 1994 due to existing net operating loss carryforwards for the nine months ended January 31, 1995. Tax expense is for state income tax.

DISCONTINUED OPERATIONS

     As described in Note 5 to the Condensed Consolidated Financial Statements, the Company intends to merge IDT (a subsidiary of Adience) with APV and Posterloid. Subsequent to the merger the Company plans to distribute a substantial majority of its investment in the merged company ("PolyVision Corp.") to its stockholders. This distribution is intended to reduce the Company's investment in the common stock of PolyVision Corp to less than 20%. As a result of the planned distribution, the operations of APV and Posterloid have been reported as discontinued operations in the historical
Consolidated Financial Statements.

     For the nine month period ended January 31, 1995 and 1994 losses from discontinued operations were $4.9 million and $29.3 million, respectively, including a $1.9 million provision recorded in the quarter ended October 31, 1994 to reflect estimated operating losses to be incurred through the distribution date, and a non-cash charge of $21.7 million recorded during the 1994 nine month period related to purchased R&D charges of APV.


                     FINANCIAL CONDITION AND LIQUIDITY

     During the nine months ended January 31, 1995, the Company generated $1.0 million in cash flow from operations, including $3.6 million from continuing operations, offset by $2.6 million used for discontinued operations. Cash used for investing activities of $17.4 million included capital expenditures of $1.7 million, an increase in marketable securities of $16.2 million and net cash provided of $1.1 million as a result of the Adience acquisition. Cash provided by financing activities of $18.1 million during the January 1995 nine month period included $21.9 million in additional borrowings (including short term borrowings and borrowings under revolving credit facilities), partially offset by $3.1 million in term loan repayments and $463,000 for preferred stock dividends and open market repurchases of Company common stock.

     The Company's three principal operating subsidiaries (Superior, DNE and Adience) maintain separate bank lines and credit facilities which are used to fund the respective operating subsidiary's operations and commitments.

     Superior's bank credit facility at January 31, 1995 consisted of a $5.8 million term loan (including annual principal amortization of $1.6 million) and a $28.0 million revolving credit facility (of which $19.3 million was outstanding at January 31, 1995). As of January 31, 1995, Superior had approximately $4.0 million of undrawn collateral-based availability. Superior has historically generated cash flow exceeding its debt service operating and capital expenditures requirements and its anticipated that this will continue into the foreseeable future.

     DNE has a $4.0 million revolving credit facility of which $1.0 million was outstanding at January 31, 1995 with an additional $1.6 million of undrawn collateral based availability. DNE is also indebted under a $5.4 million mortgage loan (with annual principal payments of $186,000) and under a $2.5 million subordinated note, due in eight equal semi-annual installments from
August 1995 through February 1999.   DNE has historically generated operating
cash flow exceeding its debt service and capital expenditure requirements and it is anticipated that this will continue into the foreseeable future.

     As on December 1, 1994, the Company acquired 82.3% of the outstanding common stock of Adience. Adience's principal debt structure includes a $14.0 million revolving credit facility (maturing in June 1995), of which approximately $11.9 million was outstanding at January 31, 1995 with approximately $1.0 million of undrawn collateral-based availability, and a $49.1 million face value ($45.4 recorded amount) of outstanding 11% Senior Secured Notes ("Senior Notes") which includes semi-annual interest payments and is due in 2002. An agreement between the Company and 0%
(face value) of the Senior Notes has been reached whereby $44.1 million face value of the Senior Notes can be exchanged for $35.3 million in cash, 1,002,341 common shares of IDT and 44,912 shares of 8% Cumulative Convertible Preferred Stock of the Company with a liquidation preference of $50 per share. If the exchange does not occur prior to March 31, 1995, the Agreement may be terminated by either the Company or the Senior Note holders. Adience is currently in the process of a restructuring which is expected to result in reduced operating costs and improved profitability. It is anticipated that upon the completion of such restructuring Adience will generate sufficient cash flow from operations to service its debt and meet its other ongoing commitments. The cost of the restructuring is expected to approximate $3.0 million with such funds being supplied from Adience's existing cash and credit availability and from corporate cash resources, to the extent of any shortfall. The Company currently has not guaranteed any of Adience's debt or any of its other commitments.

     In addition to debt owed at the subsidiary level as of January 31, 1995, the Company had $2.7 million in debt due June 1996 and $21 million of short-term Notes due January 1996. The Company intends to complete a long-term financing during 1995 to consolidate and refinance its overall capital structure including short-term notes. Should the long-term financing not be completed, the Company believes it can extend the maturity of the $21 million short term notes. As of January 1995, certain bank restrictions were removed which will allow the Company's Superior subsidiary distributive to the Company, a majority of its excess cash flow (after debt service) resulting in additional corporate liquidity level.

     As discussed in Note 7, the Company intends to merge its APV and Posterloid subsidiaries with IDT and distribute to its stockholders a substantial portion of its common equity ownership interest in the combined entity ("PolyVision Corp."). This transaction, including the distribution, is expected to be concluded in the next six months. Through the date of the distribution, cash requirements relating to the merged entity including the APV development activities are expected to approximate $3.0-$5.0 million. The Company will not have any commitment to fund the ongoing operations of PolyVision Corp. after the distribution.

     The Company intends to pursue a long-term financing in 1995 to provide for a redemption at a discount of Adience's 11% Senior Secured Notes, to refinance the $21.0 million corporate short-term note, as well as for other purposes as deemed appropriate. Notwithstanding the successful completion of the aforementioned long-term financing, the Company believes its projected capital resources including availability under existing credit facilities and cash reserves, combined with existing operating cash flow resources will be adequate to fund the next twelve months of the Company's operating and capital commitments.

                       PART II.  OTHER INFORMATION

ITEM 3.   DEFAULTS ON SENIOR SECURITIES.

          (a)  None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:  None

          (b)  Reports of Form 8-K.

          (i) On January 5, 1995 the Company filed a Current Report on Form 8-K with the Commission reporting the acquisition of Adience, Inc. On March 6, 1995 the
               Company filed an amendment to the aforesaid Form 8-K to include proforma financial statements.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE ALPINE GROUP, INC.
                                        (Registrant)





Date:  March __, 1995                     By: /s/ David S. Aldridge
                                              -----------------------
                                                David S. Aldridge
                                             Chief Financial Officer