Form 10-Q/A
ALPINE GROUP INC /DE/
filed 1995-03-23
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
           EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended January 31, 1995

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
              Commission File No. 1-9078

                             THE ALPINE GROUP, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                22-1620387
(State or other jurisdiction     (IRS Employer
             of                 Identification
      incorporation or               No.)
        organization)

 1790 Broadway, New York, NY      10019-1412
    (Address of principal         (Zip Code)
     executive offices)

Registrant's telephone number, including area code: (212) 757-3333

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT MARCH 17, 1995
Common Stock, $.10 Par Value                                    17,187,397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


    In the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                               JANUARY 31,    APRIL 30,
                                                                                  1995          1994
                                                                               -----------    ---------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents................................................    $    4,254     $   2,507
  Marketable securities....................................................        18,121         1,972
  Accounts receivable (less allowance for doubtful accounts --
   January, $922; April, $68)..............................................        32,039        17,792
  Inventories..............................................................        36,098        22,502
  Other current assets.....................................................         2,308         1,204
                                                                               -----------    ---------
    Total current assets...................................................        92,820        45,977
Property, plant and equipment, net.........................................        53,073        31,674
Long-term investments and other assets (Note 4)............................        14,719         2,447
Net noncurrent assets of discontinued operations...........................         3,686         3,755
Goodwill and other intangibles (less accumulated amortization --
 January, $1,549; April, $557).............................................        68,147        30,098
                                                                               -----------    ---------
    TOTAL ASSETS...........................................................    $  232,445     $ 113,951
                                                                               -----------    ---------
                                                                               -----------    ---------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings....................................................    $   32,673     $  --
  Current portion of long-term debt........................................         3,177         2,217
  Accounts payable.........................................................        24,919        13,750
  Accrued expenses.........................................................        24,151         5,416
  Net current liabilities of discontinued operations.......................         1,736           155
                                                                               -----------    ---------
    Total current liabilities..............................................        86,656        21,538
Long-term debt, less current portion (Note 6)..............................        86,750        41,528
                                                                               -----------    ---------
Other long-term liabilities (Note 5).......................................         7,333         2,887
                                                                               -----------    ---------
Contingent purchase consideration (Note 6).................................         5,733        --
                                                                               -----------    ---------
Stockholders' equity:
  8% Cumulative convertible preferred stock at liquidation value...........        11,823        --
  9% Cumulative convertible preferred stock at liquidation value...........         2,427         2,677
  8.5% Cumulative convertible preferred stock at liquidation value.........         3,500         3,500
  Common stock, $.10 par value; authorized 25,000,000 shares;
   issued: January, 17,187,397 shares; April, 18,073,512 shares............         1,719         1,808
Capital in excess of par value.............................................       102,638       109,593
Accumulated deficit........................................................       (75,443 )     (69,205)
                                                                               -----------    ---------
                                                                                   46,664        48,373
Less shares held in treasury, at cost:
  January, 72,190 shares; April, 14,511 shares.............................          (377 )         (61)
  Receivable from stockholder..............................................          (314 )        (314)
                                                                               -----------    ---------
    Total stockholders' equity.............................................        45,973        47,998
                                                                               -----------    ---------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...............................    $  232,445     $ 113,951
                                                                               -----------    ---------
                                                                               -----------    ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                          THREE MONTHS ENDED
                                                                                              JANUARY 31,
                                                                                         ---------------------
                                                                                           1995        1994
                                                                                         ---------  ----------
Net sales..............................................................................  $  45,900  $   22,016
Cost of goods sold.....................................................................     39,545      19,093
                                                                                         ---------  ----------
  Gross profit.........................................................................      6,355       2,923
Selling, general and administrative....................................................      4,807       3,569
Research, development and engineering..................................................        340         401
Amortization of goodwill and other intangibles.........................................        368       1,810
                                                                                         ---------  ----------
  Operating income (loss)..............................................................        840      (2,857)
Interest income........................................................................         34         144
Interest (expense).....................................................................     (2,188)       (775)
Other (expense)........................................................................       (640)       (367)
                                                                                         ---------  ----------
  (Loss) from continuing operations before income taxes................................     (1,954)     (3,855)
Income tax expense.....................................................................     --          --
                                                                                         ---------  ----------
  (Loss) from continuing operations....................................................     (1,954)     (3,855)
(Loss) from discontinued operations....................................................    (--)       (23,370)
                                                                                         ---------  ----------
  Net (loss)...........................................................................     (1,954)    (27,225)
Preferred stock dividends..............................................................        253         126
                                                                                         ---------  ----------
  (Loss) applicable to common stock....................................................  $  (2,207) $  (27,351)
                                                                                         ---------  ----------
                                                                                         ---------  ----------
(Loss) per share of common stock:
  Continuing operations................................................................     $(0.12)     $(0.23)
  Discontinued operations..............................................................     --           (1.38)
                                                                                         ---------  ----------
Net (loss) per share of common stock...................................................     $(0.12)     $(1.61)
                                                                                         ---------  ----------
                                                                                         ---------  ----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           NINE MONTHS ENDED
                                                                                              JANUARY 31,
                                                                                        -----------------------
                                                                                           1995         1994
                                                                                        -----------  ----------
Net sales.............................................................................  $   125,782  $   34,494
Cost of goods sold....................................................................      108,464      26,802
                                                                                        -----------  ----------
  Gross profit........................................................................       17,318       7,692
Selling, general and administrative...................................................       11,285       7,552
Research, development and engineering.................................................        1,015       1,237
Amortization of goodwill and other intangibles........................................          879       2,036
                                                                                        -----------  ----------
  Operating income (loss).............................................................        4,139      (3,133)
Interest income.......................................................................          108         185
Interest (expense)....................................................................       (4,213)     (1,339)
Other (expense).......................................................................         (669)       (415)
                                                                                        -----------  ----------
  (Loss) from continuing operations before income taxes...............................         (635)     (4,702)
Income tax expense....................................................................          232      --
                                                                                        -----------  ----------
  (Loss) from continuing operations before extraordinary item.........................         (867)     (4,702)
  (Loss) from discontinued operations.................................................       (4,868)    (24,290)
                                                                                        -----------  ----------
  (Loss) before extraordinary item....................................................       (5,735)    (28,992)
Extraordinary item -- (loss) on early extinguishment of debt..........................     (--)             (47)
                                                                                        -----------  ----------
  Net (loss)..........................................................................       (5,735)    (29,039)
Preferred stock dividends.............................................................          503         258
                                                                                        -----------  ----------
  (Loss) applicable to common stock...................................................  $    (6,238) $  (29,297)
                                                                                        -----------  ----------
                                                                                        -----------  ----------
(Loss) per share of common stock:
  Continuing operations...............................................................       $(0.08)     $(0.38)
  Discontinued operations.............................................................        (0.27)      (1.77)
  Extraordinary item -- (loss) on early extinguishment of debt........................      --           --
                                                                                        -----------  ----------
    Net (loss) per share of common stock..............................................       $(0.35)     $(2.15)
                                                                                        -----------  ----------
                                                                                        -----------  ----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1995
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                                                     8%
                                                                                                                  CUMULATIVE
                                                                                             9% CUMULATIVE        CONVERTIBLE
                                                                                              CONVERTIBLE         PREFERRED
                                                         COMMON STOCK         CAPITAL       PREFERRED STOCK         STOCK
                                                    -----------------------  IN EXCESS  ------------------------  ---------
                                                      SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES
                                                    ----------  -----------  ---------  -----------  -----------  ---------
Balance at April 30, 1994.........................  18,073,512   $   1,808   $ 109,593       2,677    $   2,677      --
                                                    ----------  -----------  ---------       -----   -----------  ---------
Compensation expense related to stock options and
 grants...........................................                                 479
Dividends on preferred stock......................
Conversion of convertible preferred stock.........      40,000           4         246        (250)        (250)
Exercise of stock options.........................      73,885           7         199
Shares issued for Directors' fees.................          21
Purchase of treasury stock........................
Exchange of common stock for preferred stock......  (1,000,000)       (100)     (7,900)                             160,000
Acquisition of Adience, Inc.......................                                                                   82,267
Repurchase of preferred stock.....................                                                                   (5,787)
Net (loss) for the nine months ended January 31,
 1995.............................................
                                                    ----------  -----------  ---------       -----   -----------  ---------
Balance at January 31, 1995.......................  17,187,397   $   1,719   $ 102,638       2,427    $   2,427     236,480
                                                    ----------  -----------  ---------       -----   -----------  ---------


                                                                   8.5% CUMULATIVE
                                                                     CONVERTIBLE
                                                                   PREFERRED STOCK                         TREASURY STOCK
                                                               ------------------------  ACCUMULATED   ----------------------
                                                     AMOUNT      SHARES       AMOUNT       DEFICIT      SHARES      AMOUNT
                                                    ---------  -----------  -----------  ------------  ---------  -----------
Balance at April 30, 1994.........................     --           3,500    $   3,500    $  (69,205)    (14,511)  $     (61)
                                                    ---------       -----   -----------  ------------  ---------  -----------
Compensation expense related to stock options and
 grants...........................................
Dividends on preferred stock......................                                              (503)
Conversion of convertible preferred stock.........
Exercise of stock options.........................
Shares issued for Directors' fees.................                                                        10,221          43
Purchase of treasury stock........................                                                       (67,900)       (359)
Exchange of common stock for preferred stock......      8,000
Acquisition of Adience, Inc.......................      4,113
Repurchase of preferred stock.....................       (290)
Net (loss) for the nine months ended January 31,
 1995.............................................                                            (5,735)
                                                    ---------       -----   -----------  ------------  ---------  -----------
Balance at January 31, 1995.......................  $  11,823       3,500    $   3,500    $  (75,443)    (72,190)  $    (377)
                                                    ---------       -----   -----------  ------------  ---------  -----------


                                                     RECEIVABLE
                                                     FROM STOCK-
                                                       HOLDER        TOTAL
                                                    -------------  ---------
Balance at April 30, 1994.........................    $    (314)   $  47,998
                                                         ------    ---------
Compensation expense related to stock options and
 grants...........................................                       479
Dividends on preferred stock......................                      (503)
Conversion of convertible preferred stock.........                       206
Exercise of stock options.........................
Shares issued for Directors' fees.................                        64
Purchase of treasury stock........................                      (359)
Exchange of common stock for preferred stock......
Acquisition of Adience, Inc.......................                     4,113
Repurchase of preferred stock.....................                      (290)
Net (loss) for the nine months ended January 31,
 1995.............................................                    (5,735)
                                                         ------    ---------
Balance at January 31, 1995.......................    $    (314)   $  45,973
                                                         ------    ---------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ---------------------
                                                                                              1995        1994
                                                                                            ---------  ----------
Cash flow from operating activities:
  (Loss) from continuing operations.......................................................  $    (867) $   (4,702)
    Adjustments to reconcile (loss) to net cash provided by continuing operations:
      Depreciation and amortization.......................................................      3,674       3,183
      Accretion of debt discount and amortization of deferred financing...................        435         139
      Inducement of debt conversion.......................................................     --              23
      Compensation expense related to stock options and grants............................        407         248
    Changes in assets and liabilities:
      Accounts receivable.................................................................       (489)      1,283
      Inventories.........................................................................     (3,739)      2,747
      Prepaid expenses and other current assets...........................................      1,054          32
      Other assets........................................................................       (209)        198
      Accounts payable and accrued expenses...............................................      3,623      (3,299)
      Other...............................................................................       (242)        275
                                                                                            ---------  ----------
Cash provided by continuing operating activities..........................................      3,647         127
                                                                                            ---------  ----------
 (Loss) from discontinued operations......................................................     (4,868)    (24,290)
  Adjustments to reconcile loss to net cash (used for) discontinued operations:
    Depreciation and amortization.........................................................        548         876
    Loss recognized on purchase of R&D and other related charges..........................     --          21,322
    Increase (decrease) in net liabilities................................................      1,512        (803)
    Other.................................................................................        206         710
                                                                                            ---------  ----------
Cash (used for) discontinued operations...................................................     (2,602)     (2,185)
                                                                                            ---------  ----------
Cash provided by (used for) operating activities..........................................      1,045      (2,058)
                                                                                            ---------  ----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                               NINE MONTHS ENDED
                                                                                                  JANUARY 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
Cash flow from investing activities:
  Acquisitions, net of cash acquired........................................................      1,101    (19,744)
  Reduction of contingent purchase consideration............................................       (436)    --
  Investment in marketable securities.......................................................    (16,227)       198
  Capital expenditures on continuing operations.............................................     (1,500)    (1,206)
  Capital expenditures on discontinued operations...........................................       (229)      (328)
  Other.....................................................................................       (135)    --
                                                                                              ---------  ---------
Cash (used for) investing activities........................................................    (17,426)   (21,080)
                                                                                              ---------  ---------
Cash flow from financing activities:
  Short-term borrowings (repayments)........................................................     20,179       (118)
  Borrowing under revolving credit facilities, net..........................................      1,675      7,233
  Issuance of preferred stock, net..........................................................     --          4,700
  Redemption of preferred stock.............................................................       (287)      (253)
  Dividends on preferred stock..............................................................       (103)      (258)
  Minority investment in discontinued operations............................................     --             28
  Purchase of treasury shares...............................................................       (360)    --
  Proceeds from exercise of stock options...................................................        202      1,066
  Term loan repayments on continuing operations.............................................     (3,120)    (2,875)
  Term loan repayments on discontinued operations...........................................        (58)       (50)
  Term loan borrowings by continuing operations.............................................     --         17,318
  Term loan borrowings by discontinued operations...........................................     --            690
                                                                                              ---------  ---------
Cash provided by financing activities.......................................................     18,128     27,481
                                                                                              ---------  ---------
Net increase (decrease) in cash and cash equivalents........................................      1,747      4,343
Cash and cash equivalents at beginning of period............................................      2,507      2,286
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $   4,254  $   6,629
                                                                                              ---------  ---------
                                                                                              ---------  ---------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                           -----------------------
                                                                                              1995         1994
                                                                                           -----------  ----------
Supplemental disclosures:
  Taxes paid.............................................................................  $       437
                                                                                           -----------
                                                                                           -----------
  Interest paid..........................................................................  $     3,022  $      750
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Non-cash investing and financing activities:
  Exchange of preferred stock............................................................  $       250  $    2,000
                                                                                           -----------  ----------
                                                                                           -----------  ----------
  Conversion of notes and exchange of debentures:
    Conversion of notes..................................................................               $      496
                                                                                                        ----------
                                                                                                        ----------
    Exchange of debentures...............................................................               $      135
                                                                                                        ----------
                                                                                                        ----------
Acquisition of business:
  Assets, net of cash acquired...........................................................  $   107,837  $   93,018
  Common stock issued....................................................................      --          (41,045)
  Preferred stock issued.................................................................       (4,113)
  Contingent consideration...............................................................       (6,167)
  Liabilities assumed....................................................................      (96,456)    (32,229)
                                                                                           -----------  ----------
  Net cash paid (received)...............................................................  $    (1,101) $   19,744
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Exchange of common stock:
  Common stock acquired in exchange for preferred stock issued...........................  $    (8,000)
                                                                                           -----------
                                                                                           -----------
  Preferred stock issued.................................................................  $     8,000
                                                                                           -----------
                                                                                           -----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1995
                                  (UNAUDITED)


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


    Certain reclassifications have been made to the January 31, 1994 financial statements to conform with the January 31, 1995 presentation.


2.  INVENTORIES
    The components of inventories are:

                                                                       JANUARY 31,  APRIL 30,
                                                                          1995        1994
                                                                       -----------  ---------
                                                                           (IN THOUSANDS)
Raw materials........................................................   $  12,562   $   5,947
Work in process......................................................       7,564       5,580
Finished goods.......................................................      15,972      10,975
                                                                       -----------  ---------
                                                                        $  36,098   $  22,502
                                                                       -----------  ---------
                                                                       -----------  ---------

3.  INCOME (LOSS) PER SHARE
    For the nine months ended January 31, 1995 and 1994 the number of shares used in computing income (loss) per share were 17,910,346 and 13,635,966, respectively, based on the weighted average number of shares outstanding.

4.  LONG-TERM INVESTMENTS AND OTHER ASSETS
    The components of long-term investments and other assets are:


                                                                         JANUARY 31,   APRIL 30,
                                                                            1995         1994
                                                                         -----------  -----------
                                                                              (IN THOUSANDS)
Asset held for disposition (See Note 6)................................   $   8,000    $  --
Assets held for sale...................................................       2,553       --
Other..................................................................       4,166        2,447
                                                                         -----------  -----------
                                                                         -----------  -----------
                                                                          $  14,719    $   2,447
                                                                         -----------  -----------
                                                                         -----------  -----------


5.  OTHER LONG-TERM LIABILITIES
    The components of other long-term liabilities are:


                                                                         JANUARY 31,   APRIL 30,
                                                                            1995         1994
                                                                         -----------  -----------
                                                                              (IN THOUSANDS)
Payable to Information Display Technologies, Inc. ("IDT") (See Note
 7)....................................................................   $   3,809    $  --
Payable to Former Stockholder of Adience, Inc..........................       2,016       --
Other..................................................................       1,508        2,887
                                                                         -----------  -----------
                                                                          $   7,333    $   2,887
                                                                         -----------  -----------
                                                                         -----------  -----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1995
                                  (UNAUDITED)


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


    Adience's 80%-owned subsidiary, Information Display Technology, Inc. ("IDT"), manufacturers and supplies information display systems, primarily custom designed and engineered writing and projection surfaces for institutional, healthcare and educational markets. IDT is listed on the American Stock Exchange. The Company has entered into a merger agreement providing for the merger of its Information Display Group, consisting of Alpine Polyvision Inc. ("APV") and Posterloid Corporation ("Posterloid") with IDT. Upon completion of the merger, the Company intends to distribute a majority of its holding to stockholders (see Note 7).



    Consideration paid for the Adience acquisition consisted of 82,267 shares of a new series of 8% preferred stock of the Company, with a liquidation preference of $50 per share (see Note 8) and 2,752,900 shares of IDT common stock to be delivered to the selling stockholders of Adience as soon as practicable after the consummation of the merger referred to above. Should the merger not occur by May 31, 1995, the Company will be required to deliver, in lieu of shares of IDT common shares, an additional 123,330 shares of 8% preferred stock of the Company. However, should the merger be completed the value of the IDT stock delivered by the Company to the Adience stockholders is subject to a consideration reset. The consideration reset requires the Company to deliver to the selling stockholders an amount equal to the 2,752,900 shares of IDT common stock to be delivered multiplied by the difference, if any, between $2.24 and the greater of the average closing price for IDT common stock on each of the 20 trading days preceding August 1, 1995 and $0.75 per share. The consideration reset will be payable, at the option of the Company, in either 8% preferred stock of the Company or IDT common stock, or a combination thereof. The deferred consideration to be paid by the delivery of the aforementioned IDT shares has been reflected as contingent purchase consideration.


    A summary of the consideration paid follows ($000's):


Common stock purchased for cash...................................  $     624
82,267 shares of 8% Cumulative convertible preferred stock........      4,113
2,752,900 common shares of IDT with a.............................      6,167
 guaranteed per share value of $2.24..............................      1,500
                                                                    ---------
Expenses associated with the acquisition..........................  $  12,404
                                                                    ---------
                                                                    ---------


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


    Unaudited condensed pro forma results of operations which give effect to the acquisition of Adience as if it had occurred on May 1, 1993 are presented below. The pro forma results of operations for the nine months ended January 31, 1994 include the results of Adience for the nine month period from July 1, 1993 through March 31, 1994. Such period reflects the pro forma results of operations

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1995
                                  (UNAUDITED)


6.  ACQUISITION OF ADIENCE (CONTINUED)

post emergence from Adience's prepackaged bankruptcy plan consummated on June 30, 1993. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations. The allocation of the purchase price for Adience reflected in the consolidated financial statements and in the pro forma information is based on preliminary appraisals and estimations. Accordingly, the final recording of the purchase can be expected to differ from that reflected herein.



                                                                                 PRO FORMA (UNAUDITED)
                                                                                   NINE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                ------------------------
                                                                                   1995         1994
                                                                                -----------  -----------
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)
Net Sales.....................................................................  $   193,041  $   171,627
(Loss) from continuing operations before income taxes.........................       (4,540)     (13,548)
(Loss) from continuing operations.............................................       (4,772)     (13,548)
(Loss) from discontinued operations...........................................       (4,868)     (24,290)
Net (loss)....................................................................      (10,640)     (37,855)
  (Loss) per share of common stock:
    Continuing operations.....................................................        (0.36)       (0.80)
    Discontinued operations...................................................        (0.27)       (1.37)
    Net (loss)................................................................       $(0.63)      $(2.17)


    Debt assumed or issued as a result of the acquisition of Adience and related financing and included in the accompanying balance sheet as of January 31, 1995 consisted of the following ($000's):

Short term borrowings:
13.5% Senior Subordinated Notes (face value $21,000) (a)..................  $  20,711
Revolving credit loan (b).................................................     11,962
                                                                            ---------
                                                                            $  32,673
                                                                            ---------
                                                                            ---------
Long term debt:
11% Senior Secured Notes due in 2002 (face value $49,079) (c).............  $  45,370
Capital lease obligations.................................................        569
Other long-term liabilities...............................................      1,186
                                                                            ---------
                                                                               47,125
Less: current maturities..................................................        661
                                                                            ---------
                                                                            $  46,464
                                                                            ---------
                                                                            ---------


        (a) On January 6, 1995, the Company issued $21,000,000 face amount of 13.5% Subordinated Secured Notes ("Notes") due January 5, 1996. The Notes are secured by the pledge of shares of APV 8% Preferred Stock owned by the Company. The Notes were issued at a discount of 1.5% which will be accreted as a charge to interest expense through maturity.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1995
                                  (UNAUDITED)


6.  ACQUISITION OF ADIENCE (CONTINUED)

    (b) The revolving credit loan represents borrowings by Adience under a credit facility. The facility remains in effect from year to year unless terminated upon sixty days' written notice by either party prior to the renewal date (June 30, 1995). The facility may not exceed $14 million or available collateral (85% of eligible accounts receivable and 30%-50% of eligible inventory). The loan is collateralized by Adience's accounts receivable, inventory, fixed assets, intangible assets and common stock of IDT. In addition, IDT has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable inventory and equipment. Interest on the outstanding balance is based on 2.5% over the prime rate. Letters of credit issued under the facility totalled $200,000 at January 31, 1995, which reduced the availability under the financing arrangement in a like amount.



    (c) The 11% Senior Secured Notes ("Secured Notes") due in 2002 are redeemable at the option of Adience after December 15, 1997 and pay interest semi-annually on June 15 and December 15. The Secured Notes are secured by a second lien on the assets of Adience, including the stock of IDT. The Secured Notes include certain restrictive covenants which, among other things, limit the sale of assets, restrict the payment of dividends and place limits on additional indebtedness.


    The aggregate maturities of Adience's long-term debt for the period through April 30, 1995 and the five years thereafter are as follows ($000's):

FISCAL YEAR                                                                 AMOUNT
-------------------------------------------------------------------------  ---------
1995.....................................................................  $     173
1996.....................................................................        615
1997.....................................................................        510
1998.....................................................................        360
1999.....................................................................         93
2000.....................................................................          4
Thereafter...............................................................  $  49,079

    In connection with the acquisition, the Company incurred costs exploring various financing alternatives related to the Adience indebtedness which resulted in a charge to other income and expense of $484,000.

7.  DISCONTINUED OPERATIONS

    After consummation of the merger of APV and Posterloid with IDT, the Company intends to distribute to its stockholders a substantial portion of its common equity ownership of the Information Display Group, consisting of APV, Posterloid and IDT (subject to the completion of the merger of IDT, APV and Posterloid), to its stockholders. The distribution is expected to be completed in the next six months. As a result of the planned distribution, the Company's consolidated financial statements and notes thereto have been reclassified to reflect the operations of APV and Posterloid as discontinued. The Company's investment in IDT, which was acquired in connection with the acquisition of Adience, has been included in long-term investments and other assets as an asset held for disposition. It is also expected that, upon the merger of IDT, APV and Posterloid, amounts owing from Adience to IDT which are included in other long term liabilities will be offset by amounts owing from APV to the Company.


    The results of operations of APV and Posterloid are presented in the Consolidated Statement of Operations under the caption "(Loss) from Discontinued Operations". The results presented below, include the historical results of APV and Posterloid for the nine month periods ended January 31,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1995
                                  (UNAUDITED)


7.  DISCONTINUED OPERATIONS (CONTINUED)

1995 and 1994. Included in the 1995 nine month results is a $1.9 million provision to reflect management's estimate of operating losses through the dispostion date, largely in connection with research and development expenditures at APV, expected to be incurred from January 31, 1995 to the expected date of distribution. No gain or loss is expected to be recognized by the Company as a result of the distribution.



                                                                          NINE MONTHS ENDED
                                                                             JANUARY 31,
                                                                        ---------------------
STATEMENT OF OPERATIONS                                                   1995        1994
----------------------------------------------------------------------  ---------  ----------
                                                                           (IN THOUSANDS)
Net sales.............................................................  $   3,664  $    4,138
Operating (loss)......................................................     (4,737)    (20,450)
Net (loss)............................................................     (4,868)    (24,290)


    The assets and liabilities of APV and Posterloid as of January 31, 1995 and April 30, 1994, included in the Consolidated Balance Sheets as net assets (liabilities) of discontinued operations are:

                                                                        JANUARY 31,  APRIL 30,
                                                                           1995        1994
                                                                        -----------  ---------
                                                                            (IN THOUSANDS)
BALANCE SHEETS
Cash..................................................................   $     185   $      23
Accounts receivable, net..............................................         648         606
Inventories...........................................................         470         470
Prepaid expenses and other assets.....................................         613         604
Current portion of long-term debt.....................................         (75)        (70)
Accounts payable......................................................        (638)       (740)
Estimated loss through expected date of disposition...................      (1,914)     (1,048)
Accrued expenses......................................................      (1,025)     (1,048)
                                                                        -----------  ---------
    Net current liabilities of discontinued operations................   $  (1,736)  $    (155)
                                                                        -----------  ---------
                                                                        -----------  ---------
Property, plant and equipment , net...................................   $   1,832   $   1,990
Long-term investments and other assets................................         433         223
Goodwill, net.........................................................       4,162       4,271
Long-term debt........................................................      (1,801)     (1,864)
Other long-term liabilities...........................................        (940)       (865)
                                                                        -----------  ---------
    Net noncurrent assets of discontinued operations..................   $   3,686   $   3,755
                                                                        -----------  ---------
                                                                        -----------  ---------


8.  PREFERRED STOCK


    On December 21, 1994, the Company issued 82,267 shares of a new series of 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred") in connection with the acquisition of Adience. On January 6, 1995, the Company issued a further 160,000 shares of 8% Preferred in exchange for 1,000,000 shares of the Company's common stock. The 8% Preferred ranks senior to the 9% Cumulative Convertible Preferred Stock but junior to the issued and outstanding 8 1/2% Cumulative Convertible Senior Preferred Stock and 9% Cumulative Convertible Senior Preferred Stock. Each share is convertible at any time into shares of Company common stock at a conversion price of $7.75 (subject to customary adjustment) and may be redeemed by the Company at $50 per share plus accrued dividends, if any, at any time after the third anniversary of the date of issuance. The 8% Preferred will be entitled to that number of votes per share equal to the number of shares of Company common stock

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1995
                                  (UNAUDITED)



8.  PREFERRED STOCK (CONTINUED)

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


    In December 1993, IDT and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required IDT and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order including milestones in the closure plan. In October 1994, IDT and Adience filed a proposed amendment to the consent order which would allow IDT and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At January 31, 1995, environmental accruals amounted to $710,000 which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.


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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1995
                                  (UNAUDITED)


9.  LEGAL PROCEEDINGS AND ENVIRONMENTAL (CONTINUED)
    In addition to the lawsuits against J.H. France, Adience has been named a party in approximately 250 pending lawsuits filed in the States of Pennsylvania, Ohio, Michigan and West Virginia, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, in such persons. The majority of such lawsuits involve multiple defendants and seek unstated monetary damages ranging from $20,000 each to $1,000,000 each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated.

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

10. RELATED PARTY TRANSACTIONS

    In March 1994, Steib & Co. ("Steib"), a New York investment partnership in which two Alpine officers have a majority interest, purchased 5.8% of Adience common stock at a price 20% higher than paid by the Company for its purchase of 4.9% of Adience' common stock in December 1993. In January 1995 following completion of the Company's purchase of a further 82.3% of Adience' common stock, including the common stock owned by Steib, the Company reimbursed Steib for cost incurred by Steib in connection with its investment in Adience common stock. In connection with these transactions Steib agreed to terminate a 3 year advisory agreement with Adience and voluntarily surrender options to purchase 7.2% of Adience at $1.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                RESULTS OF OPERATIONS -- FOR THE FISCAL PERIODS
                        ENDED JANUARY 31, 1995 AND 1994

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


    As described in Note 7 to the Consolidated Financial Statements and as discussed under the "Discontinued Operations" caption herein, the operations of the Company's information display segment, which includes Alpine PolyVision, Inc. ("APV"), Posterloid Corporation ("Posterloid"), and Information Display Technology, Inc. ("IDT"), a subsidiary of Adience, have been reclassified as discontinued pursuant to a plan to distribute a substantial portion of the ownership of these entities to the Company's stockholders.

    The following table summarizes, for the periods presented, the operating results for each of Alpine's industry segments.



                                                                      NINE MONTHS ENDED      THREE MONTHS ENDED
                                                                         JANUARY 31,            JANUARY 31,
                                                                    ----------------------  --------------------
                                                                       1995        1994       1995       1994
                                                                    -----------  ---------  ---------  ---------
Net sales
  Superior........................................................  $    96,227  $  17,763  $  30,513  $  17,763
  DNE.............................................................       21,921     16,731      7,753      4,253
  Adience.........................................................        7,634     --          7,634     --
                                                                    -----------  ---------  ---------  ---------
    Consolidated..................................................  $   125,782  $  34,494  $  45,900  $  22,016
Gross profit
  Superior........................................................  $     9,651  $   1,187  $   2,959  $   1,187
  DNE.............................................................        6,380      6,505      2,109      1,736
  Adience.........................................................        1,287     --          1,287     --
                                                                    -----------  ---------  ---------  ---------
    Consolidated..................................................  $    17,318  $   7,692  $   6,355  $   2,923
Gross margin percentage
  Superior........................................................         10.0%       6.7%       9.7%       6.7%
  DNE.............................................................         29.1%      38.9%      27.2%      40.8%
  Adience.........................................................         16.9%    --           16.9%    --
                                                                    -----------  ---------  ---------  ---------
    Consolidated..................................................         13.8%      22.3%      13.8%      13.3%
Selling, general and administrative expenses
  Superior........................................................  $     3,676  $     850  $   1,250  $     850
  DNE.............................................................        3,873      4,021      1,181      1,096
  Adience.........................................................        1,572     --          1,572     --
  Corporate.......................................................        2,144      2,681        804      1,623
                                                                    -----------  ---------  ---------  ---------
    Consolidated..................................................  $    11,285  $   7,552  $   4,807  $   3,569
Research, development and engineering
  DNE.............................................................  $     1,015  $   1,237  $     340  $     401
                                                                    -----------  ---------  ---------  ---------
Amortization of goodwill and other intangible charges
  Superior........................................................  $       766  $     188  $     255  $     188
  DNE.............................................................      --           1,753     --          1,591
  Adience.........................................................          113     --            113     --
  Corporate.......................................................      --              95     --             31
                                                                    -----------  ---------  ---------  ---------
    Consolidated..................................................  $       879  $   2,036  $     368  $   1,810
Operating income (loss)
  Superior........................................................  $     5,113  $     149  $   1,428  $     149
  DNE.............................................................        1,492       (506)       588     (1,352)
  Adience.........................................................         (398)    --           (398)    --
  Corporate.......................................................       (2,068)    (2,776)      (778)    (1,654)
                                                                    -----------  ---------  ---------  ---------
    Consolidated..................................................  $     4,139  $  (3,133) $     840  $  (2,857)

                                                                              1995             1994
                                                                        ----------------  --------------
Net Sales:
  Nine Months.........................................................  $    125,782,000  $   34,494,000
  Quarter.............................................................        45,900,000      22,016,000



    For the nine months and quarter ended January 31, 1995 net sales increased by $91.3 million and $23.9 million, respectively, as compared to the same periods in fiscal 1994. The increase was primarily due to the inclusion of Superior's sales which on an incremental basis were approximately $78.5 million and $12.8 million greater than the prior year nine month and quarterly periods, respectively. Superior's comparative sales increase for the January 1995 quarterly period included approximately $8.2 million of higher sales which was due to the inclusion of Superior's results for only a portion of the January 1994 quarterly period and for the pass through in the form of increased sales prices of higher copper costs. The remainder of Superior's comparative sales increase for the quarter ended January 31, 1995 of $4.6 million was the result of increased sales of telephone distribution, high performance and premise wire products, and higher levels of demand for telephone cable products. In addition, Adience contributed sales of $7.6 million from the date of its acquisition (December 21, 1994) and DNE contributed revenues of $5.2 million, an increase of 31%, for the 1995 nine month period and $3.5 million, an increase of 82.3%, for the quarter ended January 31, 1995. The increase in DNEs revenues resulted from the expansion of its contract manufacturing activities.


                                                                                1995           1994
                                                                           --------------  -------------
Gross Profit:
  Nine Months............................................................  $   17,318,000  $   7,692,000
  Quarter................................................................       6,355,000      2,923,000
Gross Margin Percentage:
  Nine Months............................................................            13.8%          22.3%
  Quarter................................................................            13.8%          13.3%


    For the nine months and quarter ended January 31, 1995 gross profit increased by $9.6 million and $3.4 million, respectively. The increase was due primarily to the inclusion of Superior's and Adience's operations. Superior generated a gross profit for the nine months and quarter ended January 31, 1995 of $9.7 million and $3.0 million, respectively, as compared to $1.2 million for each of the corresponding periods in fiscal 1994 (which included approximately
2.5 months of Superior's operating results). Superior's gross margin percentage for the nine months and quarter ended January 31, 1995 was 10.0% and 9.7%, respectively as compared to 6.7% for each of the corresponding periods in fiscal 1994. The comparative improvement in Superior's gross profit percentage resulted from improved product mix, more efficient production due to higher manufacturing levels, and the stabilization of market prices. Adience generated a gross profit of $1.3 million during the quarter ended January 31, 1995 at a gross margin percentage of 16.9%. For the nine month and quarter ended January 31, 1995, DNE's comparative gross margin percentage declined to 29.1% (from 38.9%) and to 27.2% (from 40.8%), respectively. The decline in DNE's gross margin percentage was caused by the increase in contract manufacturing revenues which typically generate lower gross margins as compared to DNE's other product lines.



                                                                                1995           1994
                                                                           --------------  -------------
Selling General and Administrative Expense ("SG&A Expense"):
  Nine Months............................................................  $   11,285,000  $   7,552,000
  Quarter................................................................       4,807,000      3,569,000



    The comparative increase in SG&A expense for the 1995 nine month and quarterly periods was due primarily to the inclusion of Superior's and Adience's operations which included incremental SG&A expense of approximately $2.8 million ($400,000 for the 1995 quarterly period) and $1.6 million, respectively. Partially offsetting the increased SG&A expense associated with the acquisition and operations of Superior and Adience, was a comparative reduction in corporate SG&A expense of $537,000 and $819,000 for the 1995 nine month and quarterly periods, respectively, which was due to certain non-recurring reorganization and retirement obligation accruals recorded during the January 1994 quarterly period.


                                                                               1995            1994
                                                                           -------------  --------------
Operating Income (Loss):
  Nine Months............................................................  $   4,139,000  $   (3,133,000)
  Quarter................................................................        840,000      (2,857,000)

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

                                                                                1995           1994
                                                                            -------------  -------------
Interest Expense:
  Nine Months.............................................................  $   4,213,000  $   1,339,000
  Quarter.................................................................      2,188,000        775,000

    The increase in interest expense for the nine month and quarter ended January 31, 1995 of $2.9 million and $1.4 million, respectively, as compared to the same periods in fiscal 1994 was due to incremental interest expense associated with the Superior and Adience acquisitions and the impact of $21.0 million of short term borrowings incurred at the corporate level in January 1995.

                                                                                   1995         1994
                                                                                -----------  -----------
Other Expense:
  Nine Months.................................................................  $   669,000  $   415,000
  Quarter.....................................................................      640,000      367,000


    The comparative increase in other expenses for the nine months and quarter ended January 31, 1995, is largely due to the write off of expenses incurred in connection with a long term debt placement transaction pending during the quarter ended January 31, 1995. The company anticipates a superceding financial transaction in fiscal 1996. Other expense during each of the corresponding periods in fiscal 1994 resulted primarily from valuation reserves for certain real estate classified in long-term investments.


                                                                                   1995         1994
                                                                                -----------  -----------
Income Tax Expense:
  Nine Months.................................................................  $   232,000      --
  Quarter.....................................................................      --           --

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

                       FINANCIAL CONDITION AND LIQUIDITY


    During the nine months ended January 31, 1995, the Company generated $1.0 million in cash flow from operations, including $3.6 million provided by continuing operations, offset by $2.6 million used for discontinued operations. Cash used for investing activities of $17.4 million included capital expenditures of $1.7 million, an increase in marketable securities of $16.2 million and net cash provided of $1.1 million as a result of the Adience acquisition. Cash provided by financing activities of $18.1 million during the January 1995 nine month period included $21.9 million in additional borrowings (including short term borrowings and borrowings under revolving credit facilities), partially offset by $3.1 million in term loan repayments and $463,000 for preferred stock dividends and open market repurchases of Company common stock.


    The Company's three principal operating subsidiaries (Superior, DNE and Adience) maintain separate bank lines and credit facilities which are used to fund the respective operating subsidiary's operations and commitments.


    Superior's bank credit facility at January 31, 1995, consisted of a $5.8 million term loan (including annual principal amortization of $1.6 million) and a $28.0 million revolving credit facility (of which $19.3 million was outstanding at January 31, 1995). As of January 31, 1995, Superior had approximately $4.0 million of undrawn collateral-based availability. Superior has historically generated cash flow exceeding its debt service and capital expenditure requirements and it is anticipated that this will continue into the foreseeable future.



    DNE has a $4.0 million revolving credit facility of which $1.0 million was outstanding at January 31, 1995, with an additional $1.6 million of undrawn collateral based availability. DNE is also indebted under a $5.4 million mortgage loan (with annual principal payments of $186,000) and under a $2.5 million subordinated note, due in eight equal semi-annual installments from August 1995 through February 1999. DNE has historically generated operating cash flow exceeding its debt service and capital expenditure requirements and it is anticipated that this will continue into the foreseeable future.



    As of December 21, 1994, the Company acquired 82.3% of the outstanding common stock of Adience. Adience's principal debt structure includes a $14.0 million revolving credit facility (maturing in June 1995), of which approximately $11.9 million was outstanding at January 31, 1995, with approximately $1.0 million of undrawn collateral-based availability, and a $49.1 million face value ($45.4 million recorded amount) of outstanding 11% Senior Secured Notes ("Senior Notes") which includes semi-annual interest payments and is due in 2002. An agreement between the Company and 90% (face value) of the Senior Notes has been reached whereby $44.1 million face value of the Senior Notes can be exchanged for $35.3 million in cash, 1,002,341 common shares of IDT and 44,912 shares of 8% Cumulative Convertible Preferred Stock of the Company with a liquidation preference of $50 per share. If the exchange does not occur prior to March 31, 1995, the Agreement may be terminated by either the Company or the Senior Note holders. Adience is currently in the process of a restructuring which is expected to result in reduced operating costs and improved profitability. It is anticipated that upon the completion of such restructuring Adience will generate sufficient cash flow from operations to service its debt and meet its other ongoing commitments. The cost of the restructuring is expected to approximate $3.0 million with such funds being supplied from Adience's existing cash and credit availability and from corporate cash resources, to the extent of any shortfall. The Company currently has not guaranteed any of Adience's debt or any of its other commitments.


    In addition to debt owed at the subsidiary level, as of January 31, 1995, the Company had $2.7 million in debt due June 1996 and $21 million of short-term Notes due January 1996. The Company intends to complete a long-term financing during 1995 to consolidate and refinance its overall capital structure including short-term notes. Should the long-term financing not be completed, the Company believes it can extend the maturity of the $21 million short term notes. As of January 1995, certain bank restrictions were removed which will allow the Company's Superior subsidiary to distribute to the Company, a majority of its excess cash flow (after debt service) resulting in additional corporate liquidity.



    As discussed in Note 7, the Company intends to merge its APV and Posterloid subsidiaries with IDT and distribute to its stockholders a substantial portion of its common equity ownership interest in the combined entity ("PolyVision Corp."). This transaction, including the distribution, is expected to be concluded in the next six months. Through the date of the distribution, cash requirements relating to the merged entity including the APV development activities are expected to approximate $3.0-$5.0 million. It is further expected that such cash contribution if made by the Company will offset a payable currently owing from Adience to IDT. The Company will not have any commitment to fund the ongoing operations of PolyVision Corp. after the distribution.


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

                                          THE ALPINE GROUP, INC.
                                          (Registrant)

                                          By: _______/s/_DAVID S. ALDRIDGE______
                                                      David S. Aldridge
                                                   CHIEF FINANCIAL OFFICER


Date: March 17, 1995