Form 10-K
period 1995-04-30
ALPINE GROUP INC /DE/
filed 1995-07-31
CIK 4164

                                                                   EXHIBIT INDEX
                                                                     AT PAGE 38.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED APRIL 30, 1995

                                       OR

/ /
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-9078
                            ------------------------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 22-1620387
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

       1790 BROADWAY
    NEW YORK, NEW YORK            10019-1412
   (Address of principal          (Zip code)
    executive offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                   ON WHICH REGISTERED
---------------------------------------------------------------  -----------------------------
Common Stock, par value $.10 per share.........................  American Stock Exchange
13 1/2% Senior Subordinated Debentures due 1996................  American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    At July 24, 1995, the registrant had 17,742,362 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $74,946,134.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement relating to the 1995 Annual Meeting of Stockholders of the registrant, which will be filed within 120 days after April 30, 1995, are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine") is a diversified industrial company principally engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, specialty refractory products for the iron and steel, aluminum and glass industries and data communications and other electronic products for military and commercial applications. Alpine has positioned itself as a major participant in these industries through a series of strategic acquisitions. Alpine entered the copper wire and cable industry with the acquisition (the "Superior Acquisition") in 1993 of Superior Telecommunications Inc., formerly Superior TeleTec Inc. ("Superior"), the fourth largest North American manufacturer of telephone copper wire and cable products. In May 1995, Alpine became one of the two largest North American manufacturers of telephone copper wire and cable products with the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"). In December 1994, Alpine acquired (the "Adience Acquisition") Adience, Inc. ("Adience"), one of the largest domestic manufacturers and installers of specialty refractory products. Alpine entered the data communications and electronics industry with its acquisition of DNE Technologies, Inc. ("DNE") in February 1992.

    TELECOMMUNICATIONS WIRE AND CABLE. Copper telephone wire and cable products remain the most widely used medium for transmission in the "local loop" portion of the telephone network. The local loop is comprised of (i) the connection between a home or business and the nearest telephone pole or other outside location and (ii) the connection between the telephone pole or outside location and the nearest telephone company switch, either at the telephone company's central office or at a remote location. While the use of optical fiber predominates in the market for intercity and interoffice cables, use of copper wire in the local loop continues to satisfy the telephone and data transmission needs of a substantial majority of homes and businesses at a lower cost to install and maintain and without the additional power source and electronics required by optical fiber applications.

    Alpine manufactures a wide variety of copper telephone cable, outside telephone wire and inside (or premises) wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for use in aerial, underground and on-premise applications. During the fiscal year ended April 30, 1995, 76% of Alpine's pro forma net sales of telephone wire and cable products were to six of the seven regional Bell operating companies ("RBOCs") and the three major independent telephone companies, primarily under long-term contracts. In addition to providing copper wire and cable for use in the local loop, Alpine has recently developed performance-enhanced copper wire products, including unshielded twisted pair wire ("UTP") used inside buildings for high speed data communications in computer networks. This product is currently experiencing higher growth and is generally sold at higher margins than traditional copper wire and cable products.

    As a result of the Alcatel Acquisition, Alpine's net sales of wire and cable products for the fiscal year ended April 30, 1995 increased from $136.6 million on an historical basis to $340.8 million on a pro forma basis. Based on the most recently available data published by the U.S. Department of Commerce, Alpine estimates that its pro forma share of the domestic production of copper telephone cable and outside telephone wire was approximately 30% in 1993. Alpine believes that its wire and cable business will benefit from the Alcatel Acquisition through significant economies of scale, as well as through cost savings from the reduction of certain freight, personnel and other costs. In addition, Alpine's annual production capacity increased from 28 billion conductor feet ("bcf") in one plant to 85 bcf in four plants. Alpine believes that overcapacity in the industry, which has existed in recent years, has been reduced as a result of the 1994 closure of a large plant operated by a competitor and, more recently, as a result of greater demand for copper wire and cable products. Alpine attributes this greater demand in large part to (i) higher levels of spending on maintenance by telephone companies to offset their reduced maintenance levels in the early 1990s, (ii) demand for new telephone lines resulting from new construction and (iii) demand for second telephone lines and lines dedicated to facsimile machines and computer modems.

    REFRACTORIES. Alpine is one of the largest U.S. manufacturers and installers of specialty refractory products, which are used primarily by the iron and steel industry, with pro forma net sales for this business of $100.9 million for the fiscal year ended April 30, 1995. Specialty refractory products are consumable materials used as insulation on surfaces exposed to high temperatures such as those generated by molten metals. Over the past year, Alpine has provided refractory products and services to every integrated steel producer in the United States and Canada and Alpine believes that it is the only major U.S. manufacturer that provides a full range of refractory products and installation services to the iron and steel industry. Alpine also manufactures specialty refractory products for use in the production of aluminum and glass and is one of the few rebuilders of coke ovens in the United States.

    DATA COMMUNICATIONS AND ELECTRONICS. Alpine, through DNE, designs, manufactures and tests data communications and other electronic products for the military, government and commercial markets. Net sales for this business were $27.9 million for the fiscal year ended April 30, 1995. Alpine is the largest supplier to the U.S. military of data and voice multiplexers used in tactical secure military applications. Multiplexers are communication devices that combine several information carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. Alpine also produces military avionic products, including switches, dimmers, relays and other electrical controllers, various sensors and refueling amplifiers. Since 1993, Alpine has reduced its dependence on the military market primarily through the development of contract manufacturing services for governmental (non-military) and commercial customers. For the fiscal year ended April 30, 1995, sales to customers other than the U.S. military accounted for 42.8% of the net sales of this business.

    Alpine believes that, although the copper telephone wire and cable and refractory products industries are mature, ongoing alignment of productive capacity with market demand, industry consolidation and Alpine's emphasis on new, higher margin product offerings will provide Alpine with the opportunity to strengthen its profitability, cash flow and competitive position. Alpine's strategy in the copper wire and cable business is to continue to provide a full line of its traditional copper wire and cable products to its present customers; expand into performance-enhanced, higher growth and higher margin copper wire products for sale to existing and new customers; and expand its international marketing efforts. Alpine's strategy in the refractories business is to complete the restructuring and rationalization of this business; expand the types of products and services that it supplies to its existing customers; and expand its marketing efforts in order to sell its products to new domestic and foreign customers. Alpine's strategy in its data communications and electronics business is to maintain its dominant position as a supplier to the military of multiplexers used in tactical secure applications; continue to adapt its products for commercial applications; and increase its contract manufacturing business.

    On June 14, 1995, Alpine distributed to its stockholders (the "PolyVision Spin-Off") shares of common stock of its information display subsidiary, PolyVision Corporation ("PolyVision") (American Stock Exchange: "PLI"). Alpine currently owns approximately 19.0% of the outstanding PolyVision common stock and 98% of its preferred stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain transactions which may result in the reduction of Alpine's ownership of PolyVision common stock. PolyVision manufactures and sells custom-designed and engineered writing and projection surfaces, and is developing a proprietary electrochemical display technology with characteristics to address applications in markets such as flat-panel displays and certain packaging applications. PolyVision had net sales of $37.5 million for the fiscal year ended April 30, 1995 on a pro forma basis. Prior to the PolyVision Spin-Off, two other Alpine subsidiaries, Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), were merged into subsidiaries of PolyVision (the "PolyVision Merger"). The PolyVision Merger and the PolyVision Spin-Off are collectively referred to as the "PolyVision Transactions." For all periods presented herein, APV and Posterloid are reflected as discontinued operations and PolyVision is reflected as an asset held for disposition.

    Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

RECENT DEVELOPMENTS; THE REFINANCING
    On July 21, 1995, Alpine completed the private offering of $153.0 principal amount of its 12 1/4% Senior Secured Notes due 2003 (the "Notes") at an initial price to investors of 91.737% of the principal amount thereof, with net proceeds of approximately $134.3 million (the "Offering"). In connection with the Offering, Alpine entered into a new bank credit agreement (the "New Credit Agreement") with certain institutional lenders, under which Alpine may borrow up to $85.0 million at any one time, if certain conditions are met. Loans under the New Credit Agreement constitute senior debt guaranteed by certain of Alpine's subsidiaries. The loans and guarantees under the New Credit Agreement are secured primarily by the inventory and accounts receivable of Alpine and such subsidiaries.

    Alpine has used, or intends to use, the net proceeds of the Offering, together with borrowings under the New Credit Agreement and a portion of its cash reserves, in the following transactions (collectively, the "Refinancing"):

    (1) On July 21, 1995, Superior repaid in full the $140.0 million aggregate principal amount of notes (the "Alcatel Acquisition Notes") issued in May 1995 to certain institutional investors. The net proceeds of the Alcatel Acquisition Notes ($135.4 million after the payment of certain fees and expenses) were used as follows: (i) to pay $93.0 million in cash to Alcatel NA as part of the purchase price for the Alcatel Acquisition; (ii) to repay borrowings under Superior's bank credit agreement in full, which amounted to $21.9 million at April 30, 1995 and $22.6 million at the time of repayment; (iii) to pay acquisition expenses estimated at $0.5 million; and (iv) to pay the balance (an estimated $19.3 million) to Superior for working capital and general corporate purposes. Superior's existing bank credit agreement was terminated.

    (2) In connection with the Alcatel Acquisition, $10.3 million of the purchase price was deferred. This deferred amount is subject to adjustment based upon the completion of a closing balance sheet audit, does not bear interest and is due on August 11, 1995. This amount will be paid on its due date as part of the Refinancing.

    (3) On July 21, 1995, Adience retired $44.1 million aggregate principal amount of its 11% Senior Secured Notes due 2002 (the "Adience Senior Notes"), plus accrued interest, for $36.8 million in cash (plus other non-cash consideration) pursuant to a debt exchange agreement entered into in connection with the Adience Acquisition in December 1994 (the "Debt Exchange Agreement") with the holders of 89.8% of the Adience Senior Notes. The retired Adience Senior Notes had an accreted value of $39.8 million at April 30, 1995. Adience Senior Notes in the principal amount of $5.0 million (with an accreted value of $4.6 million at April 30, 1995) remained outstanding after consummation of the Offering.

    (4) On July 21, 1995, Adience terminated its revolving credit facility (the "Adience Credit Facility") and repaid all amounts outstanding thereunder, which were $12.3 million at April 30, 1995 and were $10.1 million on July 21, 1995.

    (5) Alpine acquired the 12.8% of Adience's common stock not owned by Alpine pursuant to the merger on July 21, 1995 of a wholly-owned subsidiary of Alpine into Adience. Alpine will pay the former Adience stockholders $1.6 million in cash.

    (6) In connection with Alpine's acquisition of DNE in February 1992, Alpine issued a subordinated note to the seller (the "DNE Acquisition Note"). The DNE Acquisition Note had a balance of $2.5 million at April 30, 1995 and will be repaid as part of the Refinancing. If the DNE Acquisition Note is paid prior to August 14, 1995, it may be repaid for $2.2 million.

    (7) DNE will terminate its revolving credit facility (the "DNE Credit Facility") and repay all amounts outstanding thereunder, which were $0.6 million at April 30, 1995.

    (8) On July 21, 1995, Alpine redeemed in full its 13.5% Senior Secured Notes due January 5, 1996 (the "Alpine 13.5% Senior Notes"). The Alpine 13.5% Senior Notes were issued in January 1995 in the aggregate principal amount of $21.0 million and, at April 30, 1995, had an accreted value of $20.8 million.

    (9) On July 21, 1995, Alpine redeemed in full its 13.5% Senior Subordinated Debentures due October 1, 1996 (the "Alpine 13.5% Debentures"). The Alpine 13.5% Debentures were issued in 1986 and were in the aggregate principal amount of $1.6 million.

    (10) Alpine will repay other current indebtedness of $0.2 million.

    (11) Alpine loaned $3.3 million to PolyVision to enable PolyVision to repay all amounts due under its revolving credit facility and under its outstanding equipment loan.

COPPER WIRE AND CABLE BUSINESS

    COPPER TELEPHONE WIRE AND CABLE INDUSTRY

    The telephone network in the United States is comprised of three major distribution components: the distribution or local loop portion, the trunking portion and the long distance portion. The local loop part of the telephone network is comprised of (i) the connection between a home or business and the nearest telephone pole or other outside location and (ii) the connection between the telephone pole or outside location and the nearest telephone company switch, either at the telephone company's central office or at a remote location. The trunking portion of the network connects telephone central offices and remote switch locations to each other and provides some intercity connections, while the long distance portion of the telephone network also connects cities.

    Historically, all three major components of the telephone network in the United States were comprised of copper wire and cable products. The commercial development of optical fiber and other new technologies for the distribution of voice and data communications (including microwave, satellite and cellular transmission technologies) have had an impact on the market for copper telephone wire and cable. Optical fiber is currently the transmission medium of choice of the telephone companies for trunking applications and in the long distance network. To a lesser degree, optical fiber has been deployed in high-density feeder applications between telephone central offices or remote locations and major distribution points, which has further reduced the total market for copper telephone wire and cable. Copper telephone cable products are used primarily by the telephone companies in the distribution or local loop part of the telephone network, connecting the telephone pole or other location outside a home or business to the nearest telephone company switch. Copper telephone wire products are then used to connect an individual home or business to the nearest telephone pole or other outside location.

    The copper telephone wire and cable industry manufactures a variety of cable products, which are used in direct burial or aerial applications, predominantly in the local loop. The industry also manufactures several types of copper telephone wire products, including: (i) outside service wire, which is also referred to as telephone distribution wire, used in direct burial or aerial applications mainly to connect a home or business to the nearest telephone pole or other outside location and (ii) inside or premise wire used within a building to connect various telephone devices to the telephone network.

    The basic unit of virtually all copper telephone wires and cables is the "twisted pair," a pair of insulated wires twisted around each other. Both wires in the pair are used to complete the telephone connection. Twisted pairs are bundled together to form telephone wires and cables. In calculating bcf, the length of each wire in a twisted pair is counted.

    Based on the most recently available data published by the U.S. Department of Commerce, Alpine estimates that domestic production of copper telephone cable and outside service wire was $1.1 billion in 1993. A substantial majority of the copper telephone cable and outside service wire sold in the United States is purchased by the RBOCs and other domestic telephone companies. Prior to the break-up of AT&T in 1984, it was the sole supplier of copper telephone wire and cable products to its operating companies. However, after the break-up, the RBOC market became open to all suppliers. An estimated 5% to 10% of industry sales are in the export markets. Small amounts of these products are sold to the military, other government agencies, construction companies and in the homeowner market. Greater proportions of premises wire are sold to contractors and in the homeowner market. It is estimated that the seven RBOCs (Ameritech Corporation, Bell Atlantic Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group, SBC Communications, Inc. (formerly Southwestern Bell) and U.S. West, Inc.) purchase approximately 60% of the copper telephone cable and outside service wire purchased by U.S. telephone companies, while three major independent telephone holding companies (Alltel Corporation, GTE Corporation and Sprint Corporation) purchase an additional 25%, and over 1,200 small local telephone operating companies purchase the remainder.

    Demand for copper telephone wire and cable is dependent on several factors, including the rate at which new lines are installed in homes and businesses ("access lines"); the level of spending for highways, bridges and other parts of the infrastructure, which often necessitates installation of new telephone cables; and the level of general maintenance spending by telephone companies. The installation of new access lines is in turn dependent on the level of new construction and, increasingly in recent years, on demand for second telephone lines and lines dedicated to facsimile machines and computer modems.

    Alpine believes that overcapacity, which has existed in the industry in recent years, has been reduced as a result of the 1994 closure of the Atlanta manufacturing facility of AT&T and, more recently, as a result of increased demand for copper telephone wire and cable products. Alpine attributes this increased demand in large part to higher levels of spending on maintenance by telephone companies to offset their reduced maintenance levels in the early 1990s and demand for new telephone lines associated with new construction and second telephone lines and dedicated lines.

    Copper telephone wire and cable currently provide virtually all local loop service in the United States, and Alpine believes that these products will continue to satisfy the telephone and data transmission needs of the substantial majority of homes and businesses in the United States. Copper telephone wire and cable products are simpler and less expensive to install and maintain than optical fiber products. In addition, copper conducts electricity, while optical fiber is nonconductive and requires a separate power source. As a result, copper wire connects directly to existing telephone devices (such as telephones, facsimile machines and computer modems), while optical fiber requires a device to convert the optical signals transmitted over the fiber to the electrical signals required by a consumer's telephone devices.

    Alpine believes that recent advances in data compression technologies, which are increasing the throughput capability of the installed base of copper telephone wire and cable, will minimize the need for the majority of the RBOCs to make a significant investment in optical fiber in the local loop in the near future. However, some telephone companies are exploring the provision of video entertainment and other new services in addition to basic telephone services. As a result, the telephone companies have been evaluating (and in isolated cases installing on a test basis) alternative technologies for providing such services, including coaxial and optical fiber cable applications. These and other technologies have had, and will continue to have, an impact on the market for copper telephone wire and cable. A relatively small decline in the level of purchases of copper wire and cable by the RBOCs and other telephone companies could have a disproportionately adverse effect on the copper wire and cable industry, including Alpine.

    ALPINE'S COPPER WIRE AND CABLE PRODUCTS

    Alpine's copper telephone cable products range in size from small six-pair cables to cables as large as 4,200 pairs and are further differentiated by design variations depending on where the cable is to be installed. Cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from getting into the cable structure. The individual copper wires in these cables utilize either a solid polyethylene or polypropylene insulation or cellular polyethylene covered with a solid polyethylene skin. Cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with solid polyethylene insulation and no filling compound. The copper telephone cable products normally have metallic shields for electrical and mechanical protection and electromagnetic shielding of the copper wires, as well as an outer polyethylene jacket. Copper telephone cable represented approximately 75% of Alpine's pro forma wire and cable net sales for fiscal 1995.

    Alpine's outside service wire products range in size from a single twisted pair to a six-pair product. Similar to copper cable products, outside service wire products are designed for both direct burial and aerial applications and are also manufactured in a variety of designs, including a number of different metallic shield configurations and several different jacketing materials. Outside service wire represented approximately 23% of Alpine's pro forma wire and cable net sales for fiscal 1995.

    Alpine's copper telephone wire for interior use, or premises wire, generally ranges in size from a single twisted pair to a four-pair product. Premises wire is used within buildings to connect telephone devices (telephones, facsimile machines and computer modems) to the telephone network and, in commercial buildings, to establish local area networks. All of Alpine's premises wire has been listed by Underwriters' Laboratories, which is required by most local building codes. Construction of premises wire differs from outside wire and cable. For instance, premises wire must be flame retardant, but does not need to be water resistant. Premises wire represented approximately 2% of Alpine's pro forma wire and cable net sales for fiscal 1995.

    NEW PRODUCTS

    An important element of Alpine's strategy in its wire and cable business is to expand into performance-enhanced, higher growth and higher margin copper-based wire products for sales to existing and new customers and Alpine has introduced a number of products. Alpine seeks to provide a full range of products to its major customers in order to retain and increase its market share.

    UNSHIELDED TWISTED PAIR COPPER WIRE PRODUCTS. In July 1994, Alpine commenced deliveries of its line of unshielded twisted-pair copper wire products for high-speed data transmission (high-performance UTP). In recent years, there has been a significant increase in demand for private data networks, and particularly for networks that can operate at higher data rates than could previously be achieved by traditional twisted-pair copper wire technology. Until recently, the demand for high-speed data networks could only be met by deployment of optical fiber, which along with a number of advantages, has significant shortcomings, including the need for electronic components and more difficult and costly installation and maintenance. UTP was first introduced in the early 1990s as an alternative to optical fiber in data networking applications. UTP combines the advantages of copper wire (less costly, easier maintenance and installation and the ability to transmit both data and power) along with data transmission rates of 100 megabits per second ("mbps") and higher, rates that could previously be achieved only with fiber optic technology. While fiber optic technology can now attain transmission rates well in excess of 100 mbps, Alpine does not believe that there is a need for transmission rates of this magnitude in most private data networks (other than trunking applications). Therefore, Alpine believes that UTP's performance capabilities are sufficient to address a substantial portion of the market for private data networks requiring high-speed transmission rates.

    There are a large number of manufacturers of UTP and competition for this product is based on quality, price and product availability.

    ADP NMS PRODUCTS. Aerial Drop Products ("ADP") are outside service wires used to connect a home or business to an adjacent telephone pole. Typically, such products have consisted of two copper clad steel conductors. ADP NMS ("Non-Metallic Support") wires are used for the same product application, with fiberglass yarn instead of the steel conductor and twisted-pair copper wires instead of the copper cladding. ADP NMS products were first shipped by Alpine to its customers in August 1994. The use of multiple twisted-pair copper wires in this application provides better transmission characteristics and permits the use of one ADP NMS wire for the connection of multiple telephone lines to one home or business, rather than the multiple ADP wires which were previously required for this purpose. There are a number of competing suppliers of ADP NMS.

    HYBRID PRODUCTS. Hybrid products combine the use of twisted-pair copper wires with coaxial cable and were introduced by Alpine to its customers in April 1995. These hybrid products are available as either outside service wires or telephone cables and offer coaxial cable's benefits of greater bandwidth and higher data transmission rates for video together with copper wire's benefits of low cost and the ability to provide a power source. This product is being installed by some telephone companies as part of their ongoing installation of underground telephone cables, even though the companies are not currently using the new hybrid product for television transmissions.

    RISER PRODUCTS. In April 1995, Alpine began supplying "risers," copper wires used inside high-rise buildings or telephone company central offices to provide each floor with vertical connections for telephone and data transmissions. Alpine entered the market for riser products in order to provide the full-range of copper wire and cable products utilized by its major customers.

    MARKETING AND DISTRIBUTION

    During fiscal 1995, on a pro forma basis, 76% of Alpine's telephone wire and cable net sales were to the RBOCs and major independent telephone companies, 5% were sold outside the United States and Canada and the remaining 19% were sold to other telephone companies in the United States and Canada, construction companies and others. The comparable figures for fiscal 1994 were 73%, 10% and 17%, respectively.

    Alpine sells to the RBOCs and other major independent telephone companies on a direct basis through a sales force of five salespersons. The remainder of Alpine's products is sold through distributors, original equipment manufacturers and sales representatives and agents, including sales representatives in South America. Alpine believes that there will be opportunities for international expansion of its wire and cable business, as developing countries install and upgrade existing telephone systems, although a number of countries, including most European countries, have different technical specifications, tariffs and other restrictions that limit importation of copper wire and cable products from North America.

    Alpine's sales to telephone companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Alpine supply certain of the customer's wire or cable needs as the primary supplier during the term of the agreement. Prior to awarding a contract, customers forecast their wire and cable needs and manufacturers such as Alpine bid and quote prices based upon the forecasted order amount, although customers are not obligated to purchase the forecasted amount. Alpine currently has long-term agreements with respect to certain of its wire and cable products with six of the seven RBOCs and with the three major independent telephone companies. For fiscal 1995, on a pro forma basis, sales to Sprint Corporation, BellSouth Corporation, GTE Corporation, and SBC Communications, Inc. (formerly Southwestern Bell) accounted for 21.6%, 15.6%, 14.3% and 10.2% of Alpine's net sales of wire and cable products, respectively. No other single customer accounted for more than 10% of Alpine's wire and cable sales. Additionally, as is customary in the industry, most of Alpine's sales to customers other than large telephone companies are on the "spot" market on the basis of short-term purchase orders.

    MANUFACTURING PROCESS AND QUALITY CONTROL

    Copper rod is the base component for most of Alpine's wire and cable products. The manufacturing processes for these products require that the copper rod be drawn and insulated. Alpine purchases copper rod of 5/16" diameter from third-party suppliers. Alpine then "draws" the wire to one of four American wire gauges (I.E., standard diameters or "AWGs"). Wire drawing is the process of reducing the conductor diameter by pulling the copper rod through a converging die until the specified AWG is attained. Since the reduction is limited by the breaking strength of the conductor, this operation is repeated several times internally within the machine. As the wire becomes smaller, less pulling force is required. Therefore, machines operating in specific size ranges are required. Take-up containers or spools are generally large, allowing one person to operate several machines. Wire products are then typically insulated with plastic compounds through an extrusion process. Alpine uses five primary types of insulating material compounds: high density polyethylene, high density cellular, flame retardant polyethylene, fluoropolymers and polyvinyl chloride. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it in final form as it is applied to insulate the wire. Alpine purchases these insulating compounds from a variety of suppliers.

    Alpine's products also require that the wire be "twisted" so that two insulated single conductors are combined to create a twisted pair. Alpine's products are often "cabled" or "stranded" so that multiple twisted pairs of insulated wires are combined to form larger units of multiple pair cables. Typically, cabling or stranding is done only on large (E.G., 25 or more) numbers of pairs. Smaller numbers of pairs (E.G., fewer than 25) are not cabled, but are sent directly for jacketing.

    Once insulated, Alpine's copper and wire cable products are "jacketed" or covered through the application of filling, flooding and shielding compounds to the insulated wire. Products to be installed underground are protected by metallic shielding (E.G., aluminum or steel) for electrical and mechanical isolation and by plastic compounds of polyvinyl chloride or polyethylene for protection against water and other sources of corrosion and interference. After the wire and cable products are fabricated, they are packaged and shipped either directly to customers or to distributors.

    RAW MATERIALS

    The principal raw materials used by Alpine in the manufacture of its wire and cable products are copper, aluminum, bronze, steel and plastics such as polyethylene and polyvinyl chloride. These raw materials are available from several sources and Alpine has not experienced any shortages of these raw materials in the recent past. However, the production of UTP products is dependent upon teflon, which is currently manufactured by only two producers and is in short supply. As a result, Alpine has had to limit its production of UTP. However, one of those producers has indicated that it intends to increase its production capacity. From time to time, particular plastics have been difficult to obtain, but in recent years none of these shortages has required Alpine to limit production. The inability of Alpine to obtain sufficient quantities of raw materials may adversely affect its operating results.

    The cost of copper, the most significant raw material used by Alpine in its wire and cable business, has been subject to considerable volatility over the past several years. However, this volatility has not had, nor is it expected to have, an impact on Alpine's profitability due to customers' contractual arrangements that provide for the pass-through of changes in copper costs through price revisions. Nevertheless, sharp increases in the price of copper can reduce demand if telephone companies decide to defer their purchases of copper telephone wire and cable products until copper prices decline.

    As part of the Alcatel Acquisition, Alpine entered into an agreement with Alcatel NA under which Alcatel NA's Montreal rod mill facility is supplying the copper rod requirements of Alpine's Winnipeg plant at prevailing market prices. This arrangement is subject to renegotiation or termination annually.

    COMPETITION

    The copper telephone wire and cable business is very competitive. Alpine has three major domestic competitors in the copper telephone wire and cable business: AT&T Network Cable Systems, Inc., a subsidiary of AT&T Corporation; General Cable Corporation, a subsidiary of Wassall, plc; and Essex Group
Incorporated, a subsidiary of BCP/Essex Holding, Inc. The parent of each of these competitors is a large company having significant financial resources. Competition in this market is based primarily on price and, to a lesser degree, on quality and service. Several RBOCs have adopted policies of limiting the number of their suppliers and requiring that these suppliers provide additional services. As a result, Alpine and other copper wire and cable producers increasingly compete on the basis of service, as well as price.

    BACKLOG

    As of April 30, 1995, Alpine's wire and cable business backlog (on a pro forma basis) was $46.4 million as compared to $27.0 million as of April 30, 1994. The backlog represents firm orders that are expected to be filled in the upcoming fiscal year. Since Alpine generally operates on short lead times and often ships wire and cable products directly from inventory to its customers, Alpine does not believe that backlog is indicative of future financial performance.

REFRACTORY PRODUCTS AND SERVICES

    GENERAL

    Alpine, through Adience, is one of the largest manufacturers and installers of specialty refractory products in the United States. Refractory products are consumable materials used as insulation on surfaces exposed to high temperatures, such as those generated by molten metals. The manufacture, installation and maintenance of specialty refractory products to the iron and steel industry represented over 80% of the net sales of this business for fiscal 1995. Alpine is also among the leading manufacturers in the United States of specialty refractory products for use in the production of glass and aluminum and is one of the few rebuilders of coke ovens in the United States.

    Adience was formed in 1985 and, through 1990, it acquired 12 largely unrelated businesses. Many of these businesses were unprofitable and were eventually sold. Construction of unnecessary production capacity and excessive leverage and working capital levels, among other factors, led Adience to file a prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code in February 1993 (the "Reorganization").

    The Reorganization adjusted, but did not fundamentally restructure, Adience's operations or capital structure in a manner sufficient to assure long-term profitability. In late 1993, Alpine acquired an equity interest in Adience and in April 1994 the Chairman of the Board of Alpine and another director of Alpine were elected to the Board of Directors of Adience and a new management team was put into place. In December 1994, Alpine increased its ownership to 87.2% of the outstanding common stock of Adience. Alpine and the new Adience management team have substantially implemented a number of strategic initiatives to improve the profitability of Alpine's refractory business, including: (i) cost reduction programs involving the consolidation of manufacturing and general and administrative operations, discontinuation of unprofitable product lines and elimination of duplicative overhead; (ii) improved marketing efforts to penetrate broader end-user and geographic markets;
(iii) new product development and (iv) realignment of the sales force. In connection with the foregoing, Alpine has: (i) eliminated unprofitable products from Adience's product line; (ii) increased the prices of a number of Adience's products; (iii) entered into a contract to sell Adience's former corporate headquarters and closed a plant in Ohio; and (iv) consolidated production at a number of Adience's plants.

    REFRACTORY PRODUCTS AND SERVICES

    Alpine manufactures a wide range of refractory products and specializes in producing refractory materials that are custom designed for specific industrial applications and customers. The principal products are monolithic (unformed)
refractory materials, slide gates, bottom pour refractories and bricks and blocks. Alpine also provides installation and maintenance services for its customers. Monolithic refractory materials are cement-like materials that are mixed with water on the customer's premises and applied to surfaces exposed to high temperatures. Slide gates and bottom pour refractories are pre-formed units that allow the discharge of molten metal from the bottom of the furnace, rather than from the top, resulting in reduced iron and steel impurities. Alpine manufactures a wide range of bricks and blocks, which are used to line industrial furnaces. Because of the high temperatures involved in the manufacturing and movement of molten iron and other molten materials, the equipment employed in such processes must utilize linings made of refractory products, which deteriorate and must be repaired or replaced frequently. The largest customer for Alpine's refractory products and services is the iron and steel industry, followed by the glass, aluminum, cement and co-generation industries.

    Certain of Alpine's refractory products are used to line furnaces, troughs, runways and other surfaces exposed to molten glass or the molten tin used in the float glass method of production. All of these products are manufactured according to customer specifications. In addition, certain of Alpine's refractory products are distinguished by their resistance to corrosion. Corrosion resistance is particularly important in the glass industry where, unlike the steel industry, certain refractory products are designed to last for up to 10 years.

    The manufacturing process for specialty refractory products involves the mixing and, in some cases, the kiln firing of various raw materials, particularly fireclays and minerals such as bauxites and aluminas. Alpine operates eight principal refractory plants located near major industrial centers in the United States and Canada. Alpine designs its refractory products for specific applications and customer needs.

    Alpine also provides a variety of services, primarily to its iron and steel customers: it installs refractory products manufactured by it and others; it provides on-site maintenance of refractory products; and it rebuilds coke ovens The ability to react quickly to customer requests for products or installation and maintenance services is particularly important in the refractory industry because of the extremely high cost of manufacturing downtime in the iron and steel industry. Consequently, Alpine maintains refractory service facilities located near its major customers in the United States and Canada. Each facility has the equipment and skilled staff required for the installation and maintenance of refractory products. Other personnel required for installation projects are hired on an as-needed basis from readily available local union labor pools and are employed by Alpine only for the duration of each job.

    One of Alpine's strategic initiatives in the refractories business is to extend sales of its refractory products and services into the steel making phase of the integrated iron and steel mills. Currently, Alpine supplies its products and services primarily to the iron making and handling area of an integrated iron and steel mill. The steel ladle and continuous casting phases utilize substantially greater amounts of refractory products than Alpine's traditional area of focus and therefore represent a potential area for growth. To strengthen Alpine's leadership position in the monolithic refractory business, Alpine is also emphasizing the use of shotcrete technology in the installation of its unformed refractory materials. This technology permits a lower cost and faster installation of monolithic refractory materials in applications previously dominated by brick refractories. Alpine is developing robotic application equipment permitting the installation of refractories at higher temperatures than currently possible, thereby resulting in less facility downtime.

    MARKETING AND DISTRIBUTION

    The  iron and  steel industry  has historically  been the  major consumer of
Alpine's refractory products and services. For fiscal 1994 and 1995, direct sales to the iron and steel industry accounted for 57% and 64%, respectively, of refractory product net sales. Other customers for Alpine's specialty refractory materials are the glass, aluminum, cement and cogeneration industries. Alpine also sells its refractory products to other refractory contractors and buys refractory products produced by other manufacturers in performing its contracting services.

    Within the iron and steel industry, Alpine's principal customers have traditionally been the largest companies in the industry. USX--US Steel Group, Inc., Bethlehem Steel Corporation and LTV Steel Company, Inc. together accounted for approximately 27% and 31% of the net sales of this business segment for fiscal 1994 and 1995, respectively. USX--US Steel Group, Inc., alone accounted for 10% and 13% of this business segment's net sales during fiscal 1994 and 1995, respectively. Each of the other companies accounted for less than 10% of this business segment's net sales during such periods. Marketing of Alpine's refractory products is conducted by a sales force working out of 15 sales offices located in eight states.

    COMPETITION

    In the production of refractory materials, Alpine competes with a number of companies, including North American Refractories Co., INDRESCO Inc., A.P. Green Industries, Inc., National Refractories Co. and Premier Refractories & Chemicals, Inc., some of which are larger than Alpine.

    Alpine's primary competitors in the installation of refractory products are in-house employees of iron and steel companies and also regional refractory service contractors which, unlike Alpine, do not engage in the production of such materials. Other major refractory producers typically contract with these regional companies to install the product, or their customers install the products themselves. Competition is based primarily on service, price and product performance. Alpine believes that its ability to produce, install and maintain its refractory products without dependence upon third parties strengthens its competitive position.

    RAW MATERIALS

    In manufacturing its specialty refractory products, Alpine uses more than 100 different raw materials which come from a variety of sources, the majority of which are obtained within the United States. Some of the more important raw materials are alumina, bauxite, silicon carbide, calcium aluminate cements and clays. The number of sources of supply varies with each raw material. Alpine believes that it is not dependent in its manufacturing processes on any one source of supply.

    BACKLOG

    Alpine's refractory business operates on releases from blanket orders and, therefore, does not have a significant amount of backlog orders, except in the case of certain refractory products used by the glassmaking industry which had $3.2 million and $6.5 million in backlog at April 30, 1994 and 1995, respectively. Generally, customers place orders on the basis of their short-range needs for which sales are made out of inventory or manufactured on a just-in-time basis.

DATA COMMUNICATIONS AND OTHER ELECTRONIC PRODUCTS

    Alpine designs, manufactures, tests and markets data communication and other electronic products for the military, government and commercial sectors. Since 1993, Alpine has successfully reduced its dependence on the military market through the development of products and services for non-military applications, as well as contract manufacturing services for governmental (non-military) and commercial customers.

    MILITARY PRODUCTS

    Products for the military market have traditionally represented most of Alpine's sales of data communications and other electronic products and systems and include data and voice multiplexers, communication products, electronic avionics equipment and electronic printers.

    Alpine is the largest supplier to the U.S. military of data and voice multiplexers used in tactical secure military applications. Multiplexers are communication devices that can combine several individual information carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. Alpine's military multiplexer product line includes "TEMPEST" accredited multiplexers, cryptographic equipment and signal terminating units used for voice and data communications, both in tactical environments (field applications) and in secure office environments.

    Alpine's avionic products include electrical controllers (switches, dimmers, flashers and relays), aerial refueling amplifiers and various sensors (oil temperature, liquid level and ice detection) which are used in military aircraft. Alpine has contracts for the development of new ice detectors for the F-18 aircraft, a dimmer for the new Comanche helicopter and an aerial refueling amplifier for the proposed F-22 aircraft.

    Alpine's electronic printer product line includes "TEMPEST" certified dot matrix and drum printers which are used in both technical environments and secure office environments. As a result of technological advances, demand for these printers has declined and Alpine is de-emphasizing this business.

    Alpine's products for the military market are sold on a direct basis to the military or through government prime contractors and government agencies. Alpine competes with a number of companies that provide electronic products and components to the military, many of which are large companies or divisions of large companies that have greater financial resources than Alpine. For fiscal 1995, sales to the military accounted for 56.9% of the net sales of this business segment, of which sales of multiplexers accounted for 49.7%.

    CONTRACT MANUFACTURING SERVICES

    Alpine provides contract manufacturing and component performance testing services to governmental (non-military) and commercial customers. Alpine is currently providing contract manufacturing services to four OEMS. In addition to traditional contract manufacturing services, Alpine was awarded a multi-year contract from the National Aeronautics and Space Administration for the assembly and testing of Hardware Interface Modules which are integrated with other equipment to support the information processing of critical launch functions for the space shuttle at the Kennedy Space Center. For fiscal 1995, contract manufacturing and component testing services accounted for 37.9% of this business segment.

    COMMERCIAL APPLICATIONS

    Consistent   with  its  strategy  to   adapt  its  products  for  commercial
applications, Alpine has developed and begun marketing a data and voice multiplexer product for the non-military market. While there is a large market for commercial multiplexers, the market is highly competitive and is characterized by rapid technological change and short product life cycles. There are a large number of competitors in the commercial multiplexer market, many of which have financial, manufacturing, development and marketing resources substantially greater than Alpine. Alpine also provides multi-image equipment software to the commercial and government (non-military) markets. For fiscal 1995, sales of products for commercial applications accounted for 5.2% of this business segment.

    BACKLOG

    At April 30, 1995, Alpine's order backlog believed to be firm for its data communication and electronic products and systems was $10.9 million, as compared to approximately $11.1 million at April 30, 1994. Approximately 90% of the backlog was expected to ship in the next 12 months. Approximately 46% of this backlog is pursuant to contracts with the U.S. government or with government prime contractors and, accordingly, is generally subject to renegotiation or termination at the convenience of the government. With respect to government contracts, it is Alpine's policy to enter into backlog only those contracts or portions thereof which have actually been funded by the respective government agency. Therefore, certain of Alpine's contracts have not been reflected in the above backlog, including the remaining portion of an outstanding NASA contract.

OTHER

    Alpine  currently  owns approximately  19.0%  of the  outstanding PolyVision common stock and 98% of the preferred stock of PolyVision. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of certain transactions which may result in the reduction of Alpine's ownership of PolyVision common stock. PolyVision manufactures and markets menuboard display systems to the fast food and convenience store industries, changeable magnetic signage used primarily by banks, and writing, projection and other visual display surfaces (such as chalkboards and markerboards) and cabinets and partitions for schools and offices. PolyVision is also engaged in the research, development, licensing and initial manufacturing and testing of a proprietary materials technology known as PolyVision, with potential commercial applications in a wide range of consumer, industrial, office and other host product applications that utilize or incorporate flat panel display components and systems.

RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the telecommunications industry, Alpine has focused its recent product development activities on performance enhanced copper-based wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Alpine's telephone company customers and include the development of composite cables that include copper twisted pair wire and coaxial cable and optical fibers in a single cable construction. Alpine is currently developing shielded twisted pair products and the retail packaging of certain of its products for premise (I.E., in-home or in-office) use as well as extensions of its UTP products, such as patch cords for use in connecting UTP products within premises and 25-pair UTP cables for certain data transmission applications. Alpine expects to continue to explore new product development opportunities as the requirements of the telephone companies evolve.

    Constant revisions to industry processes and chemistries require changes in refractory products to meet customer demand. Alpine maintains research and development facilities for improving existing refractory products and installation methods and developing new products for existing and new markets.

    In order to compete for contracts, DNE frequently invests its own funds on research and development in order to determine the financial and practical feasibility of manufacturing the products. DNE is also currently in the process of developing a new multiplexer (under a development contract) for secure communications for a U.S. government agency. Although Alpine currently holds certain trademark licenses and patents, none is considered to be material to its businesses.

EMPLOYEES

    As of April 30, 1995, Alpine employed 2,380 people, including 1,400 in the copper wire and cable business, 810 in the refractories business, 174 in the data communications and electronics business and six at Alpine's executive offices.

    The number of individuals employed in the refractories business does not reflect members of the building trades, who are hired by Alpine as required. Approximately 600 persons employed in Alpine's specialty refractory business and approximately 870 persons employed in Alpine's telecommunications wire and cable business are represented by unions.

    Alpine considers relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

    Alpine's manufacturing operations are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of hazardous materials and waste products. Compliance with these laws has not been a material cost to Alpine and has not had a material effect upon its capital expenditures, earnings or competitive position. Violation of such laws or regulations, even if inadvertent, could have an adverse impact on the operations, business or financial results of Alpine.

    Operations of Alpine have resulted in releases of hazardous substances at sites currently or formerly owned or operated by Alpine. Alpine is presently involved in investigatory and remedial activities at certain sites under the oversight of state governmental authorities, as described below.

    Soil and groundwater at Superior's Brownwood, Texas facility has been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to Superior's acquisition of the facility. Superior is in the process of obtaining approval for a remediation plan from the Texas Natural Resource Conservation Commission. Based upon investigations performed to date, Alpine believes that the cost of this remediation will not be in excess of $0.5 million. Pursuant to an agreement between Superior and the former owner of the facility, Alpine has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging from 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    In connection with the sale of a facility in Woburn, Massachusetts, low levels of volatile organic compounds were discovered in shallow groundwater. Alpine has assumed responsibility for this contamination pursuant to an indemnity granted to the purchaser of the facility. This facility has been designated as a non-priority site by the Massachusetts Department of Environmental Protection ("MDEP") which granted a waiver to Alpine allowing it to proceed with further investigation and, if necessary, remediation, of the groundwater contamination without MDEP oversight subject to certain conditions. In accordance with the waiver, Alpine has until August 1997 to complete these efforts. Although no assurances can be given, Alpine does not believe that the cost to fulfill its obligations with respect to the contamination will be material. Alpine has also assumed responsibility for and indemnified purchasers against liabilities associated with contamination, if any, existing at other of its former facilities. In particular, in connection with the sale of its former East Windsor, Connecticut facility and pursuant to Connecticut property transfer laws, Alpine was required by the Connecticut Department of Environmental Protection ("CDEP") to develop a plan to investigate the existence of contamination, if any, at that facility. Alpine has developed and submitted to CDEP the required plan and is awaiting CDEP approval of the scope of its proposed investigation. Based upon information available to date, Alpine does not believe the costs associated with fulfilling its obligations with respect to the East Windsor facility will have a material adverse effect on its operations, business or financial results.

    See "Item 3. Legal Proceedings" for a discussion of certain Superfund litigation.

    In February 1992, PolyVision was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay to the State of Ohio a civil penalty of $0.2 million and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At April 30, 1995, environmental accruals amounted to $0.5 million, which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. Since 1991, Adience and PolyVision have together paid $1.3 million (excluding the civil penalty) for the environmental cleanup related to the Alliance facility. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

    Under the acquisition agreement pursuant to which PolyVision acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to PolyVision, no hazardous material had been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify PolyVision for any losses in excess of $0.3 million. PolyVision has notified Adience that it is claiming the right to indemnification for all costs in excess of $0.3 million incurred by PolyVision in this matter, and has received assurance that Adience will honor such claim.

    Certain Adience and PolyVision facilities contain areas which may have been used for the disposal of waste materials generated by facility operations, some of which may contain elements or compounds classified as hazardous under environmental laws or which may otherwise cause environmental contamination. If it is determined that past disposal practices have resulted in releases of contaminants to soil or groundwater, remediation of such contamination may be required. If substantial environmental contamination is found at any or all of the Adience and PolyVision facilities, this could have a material adverse effect on the operations, business and financial results of Alpine.

ITEM 2.  PROPERTIES

    Alpine conducts its operations primarily at the facilities set forth below:

                              LOCATION                                SQUARE FOOTAGE          LEASED/OWNED
--------------------------------------------------------------------  --------------  ----------------------------
MANUFACTURING FACILITIES
  TELECOMMUNICATIONS WIRE AND CABLE
    Brownwood, Texas................................................       310,000    Leased (expires 2013)
                                                                                       (five five-year renewals)
    Winnipeg, Manitoba..............................................       193,000    Owned
    Elizabethtown, Kentucky.........................................       170,700    Owned
    Tarboro, North Carolina.........................................       289,000    Owned

  REFRACTORIES
    Washington, Pennsylvania........................................       201,881    Owned
    Snow Shoe, Pennsylvania.........................................       162,080    Owned
    South Webster, Ohio.............................................       131,154    Owned
    Crown Point, Indiana............................................        76,106    Owned
    Altoona, Pennsylvania...........................................        47,160    Owned
    Smithville, Ontario.............................................        46,900    Owned
    Canon City, Colorado............................................        35,626    Owned
    Johnstown, Pennsylvania.........................................        27,000    Owned

  DATA COMMUNICATIONS AND ELECTRONICS
    Wallingford, Connecticut........................................       155,000    Owned

CORPORATE EXECUTIVE OFFICES
    New York, New York..............................................         5,375    Leased (expires 2002)
    Atlanta, Georgia................................................        20,000    Leased (expires 1996)

    The facility in Wallingford, Connecticut is subject to a mortgage held by the Connecticut Development Authority as security for a $5.3 million loan and the wire and cable plants owned by Alpine are subject to mortgages.

ITEM 3.  LEGAL PROCEEDINGS

    Together with various parties, Alpine has been named as a defendant in a lawsuit filed by the State of New York in Federal district court relating to the release of hazardous chemicals at, and their subsequent migration and threat of migration from, the Wellsville-Andover Landfill, near Rochester, New York. The State of New York alleges that Alpine, by virtue of its purchase of some (but not all) of the assets of an entity that allegedly disposed of hazardous substances, is liable as a corporate successor under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for the costs of remediation. The total remediation costs for the site have been estimated by the New York Department of Environmental Conservation to potentially be in excess of $14.0 million. This action is in an early stage and no determination has yet been made as to either the reasonableness of New York's claim and its cost estimates or as to Alpine's liability, if any, or its share of such remediation costs. In addition, together with various parties, Alpine has been named as a defendant in a lawsuit filed by the owners of property adjacent to another landfill in the Rochester area seeking recovery for property damage caused by and cleanup of alleged contamination emanating from that landfill. The property owners allege that Alpine is liable under CERCLA and New York law based upon its status as corporate successor to the aforementioned entity, which also allegedly disposed of hazardous substances at this landfill. This action is also in an early stage. No determination has yet been made as to whether contamination is present at plaintiff's property or as to Alpine's share of any liabilities. Alpine believes that it has defenses to these actions and it has indemnification rights with respect to liabilities, if any, relating to these matters from the seller of the assets. However, there can be no assurance that an adverse outcome in these cases would not have a material adverse effect on the operations, business and financial results of Alpine.

    ASBESTOS LITIGATION. Adience's J.H. France unit, which was merged into Adience in December 1991, has been named as a party in approximately 8,000 pending lawsuits filed in eight jurisdictions principally by employees and former employees of certain customers of J.H. France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H. France, caused silica related diseases. Such lawsuits typically involve multiple defendants and seek monetary damages ranging from $20,000 to approximately $1.0 million each. J.H. France and its insurance carriers have historically settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H. France, Adience has been named a party in approximately 250 pending lawsuits filed in the States of Pennsylvania, Ohio, Michigan and West Virginia, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, not asbestosis, in such persons. The majority of such lawsuits involve multiple defendants and seek unstated monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated. Virtually all such claims and all costs of defense for these cases are covered by insurance.

    The insurance companies which had issued policies covering the J.H. France cases initially denied coverage for these claims. In June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination and based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in such pending cases will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the 8,000 J.H. France cases and the other 250 cases, for which the scope of coverage has never been an issue.

    Adience was recently named as one of many defendants in a class action lawsuit brought in the circuit court of Cook County, Illinois, seeking unstated monetary damages and alleging that products produced by Adience caused certain of its employees, former employees and such persons' family members to suffer from asbestos related diseases or an increased risk of developing such diseases. Because the complaint was served upon Adience in late May 1995, Alpine and its counsel have not yet had the opportunity to evaluate fully the validity of such claims or the scope of its potential liabilities and defense costs.

    Two former officers of Adience have demanded arbitration in connection with the termination by them of their employment with Adience. Such former officers contend that the Adience Acquisition and alleged changes in their duties entitled them to terminate their employment with Adience and receive settlements under their employment agreements aggregating $0.9 million for both officers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    Alpine's Common Stock, $.10 par value (the "Alpine Common Stock"), is listed on the American Stock Exchange (the "AMEX") under the symbol AGI. The following table sets forth the range of high and low sales prices for Alpine Common Stock on the AMEX for fiscal 1994 and 1995.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
Fiscal 1994    First Quarter.................................................  $  12 1/4  $8 1/2
               Second Quarter................................................     10 7/8  8 1/4
               Third Quarter.................................................      9 3/8  6 5/8
               Fourth Quarter................................................      7 1/2  4 11/16

Fiscal 1995    First Quarter.................................................      7 5/8  4 3/8
               Second Quarter................................................      8 3/8  5 1/8
               Third Quarter.................................................          6  4 1/8
               Fourth Quarter................................................      5 7/8  4 5/8

    (b) Holders

    At July 24, 1995, 17,742,362 shares of Alpine Common Stock were issued and outstanding, and there were approximately 8,000 record holders thereof.

    (c) Dividends

    Alpine has no recent history of paying dividends and does not intend to declare dividends on the Alpine Common Stock in the foreseeable future. Certain provisions of Alpine's debt instruments and of the Company's outstanding preferred stock have the effect of currently prohibiting Alpine from paying cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

ALPINE

    Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the Consolidated Financial Statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1995 are derived from the audited consolidated financial statements of Alpine, which have been restated to reflect the results of operations of APV and Posterloid as discontinued.

                                                                         FISCAL YEAR ENDED APRIL 30, (1)
                                                              -----------------------------------------------------
                                                                1991       1992       1993       1994       1995
                                                              ---------  ---------  ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...................................................  $   2,994  $   6,786  $  27,897  $  68,510  $ 198,135
Cost of sales...............................................      1,807      4,239     15,915     56,250    169,125
                                                              ---------  ---------  ---------  ---------  ---------
  Gross profit..............................................      1,187      2,547     11,982     12,260     29,010
Selling, general and administrative expenses................      3,144      4,808     10,482     12,168     20,487
Amortization of goodwill and other intangible charges.......        269        283        395      2,292      1,527
                                                              ---------  ---------  ---------  ---------  ---------
  Operating income (loss)...................................     (2,226)    (2,544)     1,105     (2,200)     6,996
Interest income.............................................        356        484        209        242        345
Interest expense............................................     (3,026)    (3,127)    (2,301)    (2,363)    (8,197)
Other income (expense), net.................................       (540)      (604)    (1,469)      (506)        28
                                                              ---------  ---------  ---------  ---------  ---------
  (Loss) from continuing operations before income taxes.....     (5,436)    (5,791)    (2,456)    (4,827)      (828)
Provision for income taxes..................................     --         --         --             68        348
                                                              ---------  ---------  ---------  ---------  ---------
  (Loss) from continuing operations.........................     (5,436)    (5,791)    (2,456)    (4,895)    (1,176)
Income (loss) from discontinued operations (2)..............      2,027     (3,082)    (8,377)   (25,236)    (4,868)
                                                              ---------  ---------  ---------  ---------  ---------
  (Loss) before extraordinary item..........................     (3,409)    (8,873)   (10,833)   (30,131)    (6,044)
Extraordinary item -- gain (loss) on early extinguishment of
 debt (3)...................................................      1,423        888     (1,262)       (47)    --
                                                              ---------  ---------  ---------  ---------  ---------
  Net (loss)................................................  $  (1,986) $  (7,985) $ (12,095) $ (30,178) $  (6,044)
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
(LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations.....................................  $   (0.92) $   (0.78) $   (0.32) $   (0.38) $   (0.11)
  Discontinued operations...................................       0.33      (0.42)     (0.94)     (1.78)     (0.27)
  Extraordinary item -- gain (loss) on early extinguishment
   of debt..................................................       0.24        .12      (0.14)    --         --
                                                              ---------  ---------  ---------  ---------  ---------
                                                              $   (0.35) $   (1.08) $   (1.40) $   (2.16) $   (0.38)
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.............................................  $   6,404  $   9,745  $   7,256  $  24,594  $   7,080
Total assets................................................     26,326     34,312     27,998    113,796    233,778
Total debt..................................................     18,781     19,817     13,637     43,745    119,179
Preferred stock.............................................        986      5,177      4,677      6,177     17,250
Total stockholders' equity..................................        247      5,867     10,602     47,998     44,658

--------------------------
(1) Alpine's results of operations have been significantly impacted by acquisitions in fiscal 1993, 1994 and 1995. On February 22, 1992, Alpine acquired DNE for a cash purchase price of $7.1 million. On November 9, 1993, Alpine acquired Superior for $60.8 million in cash and common stock. On December 21, 1994, Alpine acquired Adience for $12.4 million in a combination of cash, Alpine 8% preferred stock and PolyVision common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) In November 1994, Alpine adopted a plan to dispose of its information display segment consisting of APV and Posterloid. The results of operations for this segment have been reflected as income (loss) from discontinued operations for all periods presented. See Note 5 of Alpine's Consolidated Financial Statements.
(3) The extraordinary gain (loss) recorded during the fiscal years ended April 1991, 1992, 1993 and 1994 is related to the early extinguishment of $3.5 million, $2.4 million, $6.0 million and $0.1 million, principal amount, respectively, of Alpine's debt, principally Alpine's 13.5% senior subordinated debentures due October 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Alpine is a diversified industrial company principally engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, specialty refractory products for the iron and steel, glass, aluminum, cement and co-generation industries and data communications and other electronic products and systems for military, governmental and commercial applications. Alpine entered the copper wire and cable business in 1993 with the Superior Acquisition and significantly enlarged its presence in this business with the Alcatel Acquisition in May 1995. Alpine entered the specialty refractory business in 1994 with the Adience Acquisition. Alpine entered the data communications and electronics industry with its acquisition of DNE in February 1992.

RESULTS OF OPERATIONS

    To facilitate a meaningful comparison, this Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on pro forma information for the periods covered, which management believes provides comparability among historical periods. Period-to-period comparisons of Alpine's historical financial information are less relevant to an understanding of Alpine as it is presently constituted due to the significance of the Superior Acquisition on November 11, 1993, the Adience Acquisition on December 21, 1994, the Alcatel Acquisition on May 11, 1995, the completion on July 21, 1995 of the Offering of $153.0 million principal amount of Notes, the entering into and initial drawing under the New Credit Agreement and the Refinancing. See Item 1. Business -- Recent Developments; the Refinancing.

    As used herein the term "fiscal" refers to the 12-month fiscal period ended on April 30 of the specified year, except in the case of the Alcatel Business in which case the term refers to the 12-month fiscal period ended on March 31 of the specified year. Alpine reports separately its results of operations for its three business segments: telecommunications wire and cable; refractories; and data communications and electronic products.

    Alpine's Pro Forma Condensed Combined Statement of Operations for fiscal 1995 presented below and the comparative data for fiscal 1993 and 1994, which follows, have been prepared in a substantially consistent manner. Accordingly, for convenience of presentation, the accompanying tables and period-to-period comparisons of net sales, gross profit and other income statement items for the periods presented refer to the pro forma amounts thereof. The pro forma data are not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1992, nor are they necessarily indicative of Alpine's future results.

        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
 12 MONTHS ENDED APRIL 30, 1995 (ALPINE) AND MARCH 31, 1995 (ALCATEL BUSINESS)

                                                  HISTORICAL                ALCATEL      PRO FORMA      PRO FORMA
                                                    ALPINE    ADIENCE (A)   BUSINESS    ADJUSTMENTS     COMBINED
                                                  ----------  -----------  ----------  --------------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Net sales.......................................  $  198,135   $  67,259   $  204,178                   $ 469,572
Cost of goods sold..............................     169,125      59,352      192,999  $   (1,591)(b)     413,228
                                                                                           (2,253)(c)
                                                                                           (1,550)(d)
                                                                                           (2,854)(e)
                                                  ----------  -----------  ----------     -------      -----------
    Gross profit................................      29,010       7,907       11,179       8,248          56,344
Selling, general and administrative.............      20,487      12,338       10,254          68(b)       31,883
                                                                                           (2,170)(c)
                                                                                           (9,094)(f)
Amortization of goodwill........................       1,527         693                      219(b)        3,041
                                                                                              602(e)
                                                  ----------  -----------  ----------     -------      -----------
    Operating income (loss).....................       6,996      (5,124)         925      18,623          21,420
Interest income.................................         345          64                                      409
Interest expense................................      (8,197)     (5,154)      (1,965)    (11,493)(g)     (26,809)
Other income (expense), net.....................          28         364                                      392
                                                  ----------  -----------  ----------     -------      -----------
    Income (loss) from continuing operations
     before income taxes........................        (828)     (9,850)      (1,040)      7,130          (4,588)
Provision for income taxes......................         348                                   --(h)          348
                                                  ----------  -----------  ----------     -------      -----------
    Income (loss) from continuing operations....      (1,176)     (9,850)      (1,040)      7,130          (4,936)
Preferred stock dividends.......................         801         204(i)                   264(i)        1,269
                                                  ----------  -----------  ----------     -------      -----------
Income (loss) attributable to common stock from
 continuing operations..........................  $   (1,977)  $ (10,054)  $   (1,040) $    6,866       $  (6,205)
                                                  ----------  -----------  ----------     -------      -----------
                                                  ----------  -----------  ----------     -------      -----------
    Income (loss) per share of common stock from
     continuing operations (j)..................  $    (0.11)                                          $    (0.34 )
                                                  ----------                                           -----------
                                                  ----------                                           -----------

   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
       AS OF APRIL 30, 1995 (ALPINE) AND MAY 11, 1995 (ALCATEL BUSINESS)

                                                                    HISTORICAL
                                                              ----------------------
                                                                           ALCATEL       PRO FORMA      PRO FORMA
                                                                ALPINE     BUSINESS     ADJUSTMENTS     COMBINED
                                                              ----------  ----------  ---------------  -----------
                                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and marketable securities............................  $   17,041              $   135,400(k)    $   1,367
                                                                                          (93,000)(k)
                                                                                          (10,255)(k)
                                                                                          (21,919)(k)
                                                                                             (500)(k)
                                                                                          134,300(l)
                                                                                           58,455(m)
                                                                                         (213,119)(n)
                                                                                           (1,596)(o)
                                                                                           (3,300)(p)
                                                                                             (140)(q)
  Accounts receivable, net..................................      41,255  $   29,177                       70,432
  Inventories, net..........................................      35,242      33,160                       68,402
  Other current assets......................................       5,347       1,192                        6,539
                                                              ----------  ----------  ---------------  -----------
    Total current assets....................................      98,885      63,529      (15,674)        146,740
Property, plant and equipment, net..........................      52,240      39,598        4,945(k)       96,783
Investment in and advances to PolyVision....................      11,202                    1,332(p)       15,834
                                                                                            3,300(p)
Goodwill and other intangibles, net.........................      65,712                   18,055(k)       85,363
                                                                                            1,596(o)
Long term investments and other assets......................       5,739                    6,058(l)       13,227
                                                                                            1,800(m)
                                                                                             (370)(q)
                                                              ----------  ----------  ---------------  -----------
    Total assets............................................  $  233,778  $  103,127  $    21,042       $ 357,947
                                                              ----------  ----------  ---------------  -----------
                                                              ----------  ----------  ---------------  -----------

   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

       AS OF APRIL 30, 1995 (ALPINE) AND MAY 11, 1995 (ALCATEL BUSINESS)

                                                                    HISTORICAL
                                                              ----------------------
                                                                           ALCATEL       PRO FORMA      PRO FORMA
                                                                ALPINE     BUSINESS     ADJUSTMENTS     COMBINED
                                                              ----------  ----------  ---------------  -----------
                                                                                 (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term borrowings.....................................  $   20,790              $   (20,790)(n)
  Revolving line of credit..................................      12,345                  (12,345)(n)
  Current portion of long-term debt.........................       2,022                     (728)(n)   $   1,294
  Accounts payable..........................................      31,655  $   14,964                       46,619
  Accrued expenses..........................................      24,993       6,908          500(k)       32,401
                                                              ----------  ----------  ---------------  -----------
    Total current liabilities...............................      91,805      21,872      (33,363)         80,314
Long-term debt, less current portion........................      84,022                  140,358(l)      218,886
                                                                                           60,255(m)
                                                                                          (21,919) (k)
                                                                                          140,000 (k)(n
                                                                                         (183,830)(n)
Other long-term obligations.................................       7,560                                    7,560
Adience Acquisition obligation..............................       5,733                   (5,733)(p)
Stockholders' equity:
  Preferred stock...........................................      17,250                   (3,500)(i)      15,495
                                                                                             (500)(i)
                                                                                            2,245(n)
  Common stock..............................................       1,743                       84(i)        1,827
  Capital in excess of par value............................     103,114      81,255      (81,255)(k)     107,030
                                                                                            3,916(i)
  Gain on distribution of PolyVision interest...............                                1,332(p)        9,310
                                                                                            5,733(p)
                                                                                            2,245(p)
  Cumulative translation adjustment.........................         144                                      144
  Accumulated deficit.......................................     (76,050)                  (5,026)(q)     (81,076)
                                                              ----------  ----------  ---------------  -----------
                                                                  46,201      81,255      (74,726)         52,730
Less: Treasury stock........................................      (1,229)                                  (1,229)
    Receivable from stockholder.............................        (314)                                    (314)
                                                              ----------  ----------  ---------------  -----------
Total stockholders' equity..................................      44,658      81,255      (74,726)         51,187
                                                              ----------  ----------  ---------------  -----------
    Total liabilities and stockholders' equity..............  $  233,778  $  103,127  $    21,042       $ 357,947
                                                              ----------  ----------  ---------------  -----------
                                                              ----------  ----------  ---------------  -----------

   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

    (a) On December 21, 1994, Alpine completed the acquisition of 87.2% of the outstanding capital stock of Adience. Adience's results of operations have been consolidated with those of Alpine from that date. This column sets forth Adience's historical results of operations, excluding PolyVision, for the period from May 1, 1994 through December 20, 1994.

    (b)  Reflects  the   changes  to  Adience's   historical  depreciation   and
amortization resulting from the allocation of Alpine's purchase price.

                                                                         MAY 1, 1994 TO DECEMBER
                                                                                 20, 1994
                                                                         ------------------------
                                                                         HISTORICAL    ADJUSTED     CHANGE
                                                                         -----------  -----------  ---------
                                                                                   (IN THOUSANDS)
Cost of goods sold.....................................................   $   3,670    $   2,079   $  (1,591)
Selling, general and administrative....................................         180          248          68
Amortization of intangibles............................................         948        1,167         219

    (c) Reflects the elimination of certain expenses incurred by Adience that are either directly attributable to the Adience Acquisition or would not have been incurred if the Adience Acquisition had taken place on May 1, 1994 as follows:

                                                                                            YEAR ENDED
                                                                                             APRIL 30,
                                                                                               1995
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Cost of goods sold:
  Inventory writedowns (1)...............................................................    $   2,253
                                                                                                ------
                                                                                                ------
Selling, general and administrative expense:
  Directors' fees, public filing expenses and ESOP administrative fees (2)...............    $     722
  Consulting fees (3)....................................................................          283
  Executive salaries (4).................................................................          226
  Adience acquisition expenses (5).......................................................          602
  Relocation of Adience corporate headquarters (6).......................................          337
                                                                                                ------
                                                                                             $   2,170
                                                                                                ------
                                                                                                ------

------------------------
(1) At the time of the Adience Acquisition, Alpine management determined that certain Adience product lines would be discontinued. Adience recorded a charge to reduce the carrying value of the related inventory to its realizable value on a liquidation basis.

(2) Adience's financial statements for the year ended April 30, 1995 included $0.7 million of expenses related to the reporting and other expenses incurred by Adience as a public company. Following the Adience Acquisition, the directors of Adience who were not affiliated with Alpine resigned and Adience ceased paying directors' fees. Also following the Adience Acquisition, Adience's obligation to file reports with the Securities and Exchange Commission terminated and Adience initiated the process of terminating its ESOP.

(3) Reflects $0.3 million of consulting fees paid to a partnership in which two Alpine officers had a majority interest. The consulting agreement was terminated in connection with the Adience Acquisition.

(4) Reflects the elimination of the salaries of Adience executives who are no longer employed by Adience to the extent that such executives will not be replaced.

(5) Reflects the elimination of $0.6 million of legal, investment banking and other third-party expenses incurred by Adience during the period from May 1, 1994 to December 20, 1994 in connection with the Adience Acquisition.

(6) Reflects the elimination of expenses associated with Adience's corporate headquarters, which will be relocated to the offices of one of the Adience's divisions in August 1995.

    (d) Represents an aggregate of $1.6 million in costs, consisting of $1.3 million of annual freight savings and $0.3 million of savings resulting from a reduction in headcount at the Alcatel Business' plants. Alpine believes that the location of the Alcatel Business' plants and the similarity of the production capabilities of such plants and Superior's existing plant will allow Superior management to ship products to customers in a manner designed to reduce freight costs. Alpine estimates that freight savings at the annual rate can be achieved within three months after the Alcatel Acquisition.

    (e) Reflects the changes to historical depreciation expense and the incremental amortization of intangibles resulting from the Alcatel Acquisition.

                                                                           YEAR ENDED MARCH 31,
                                                                                   1995
                                                                         ------------------------
                                                                         HISTORICAL    ADJUSTED     CHANGE
                                                                         -----------  -----------  ---------
                                                                                   (IN THOUSANDS)
Cost of good sold: depreciation........................................   $   6,154    $   3,300   $  (2,854)
Amortization of intangibles............................................          --          602         602

See Note (k) below.

    (f) Reflects the elimination of selling, general and administrative expense incurred by the Alcatel Business in the historical period, of which $5.9 million represented management fees, an allocation of administrative charges previously paid by the Alcatel Business to its affiliates, as well as employee costs which will not be incurred subsequent to the Alcatel Acquisition, offset by additional annual selling, general and administrative expense of $1.2 million which Alpine estimates will be required following the completion of the combination of the Alcatel Business with Superior, as set forth below.

                                                                           YEAR ENDED MARCH 31,
                                                                                   1995
                                                                         ------------------------
                                                                         HISTORICAL    ADJUSTED     CHANGE
                                                                         -----------  -----------  ---------
                                                                                   (IN THOUSANDS)
Management fees........................................................   $   4,868           --   $  (4,868)
Administrative fees....................................................       1,064           --      (1,064)
Other selling general and administrative...............................       4,322    $   1,160      (3,162)
                                                                         -----------  -----------  ---------
    Total..............................................................   $  10,254    $   1,160   $  (9,094)
                                                                         -----------  -----------  ---------
                                                                         -----------  -----------  ---------

    (g) The adjustment to interest expense resulting from the Refinancing described in Note (m) below is as follows:

                                                                                            YEAR ENDED
                                                                                             APRIL 30,
                                                                                               1995
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Interest on the Notes (at 12.25% per annum)..............................................    $  18,743
Amortization of original issue discount on the Notes.....................................          939
Interest on New Credit Agreement (assuming an 8.0% interest rate)........................        4,000
Amortization of deferred financing costs.................................................        1,117
Less, historical interest on indebtedness assumed to be repaid:
  With respect to Alpine and Adience.....................................................      (11,341)
  With respect to the Alcatel Business (for the year ended March 31, 1995)...............       (1,965)
                                                                                           -------------
    Total................................................................................    $  11,493
                                                                                           -------------
                                                                                           -------------

    The  adjustment to  interest expense  assumes that,  during the  fiscal year ended April  30,  1995,  (i)  $153.0 million  principal  amount  of  Notes  were outstanding and (ii) the average amount outstanding under the New Credit Agreement was $50.0 million at an interest rate of 8.0% per annum (which approximates the current rate that would be applied to LIBOR advances thereunder). Alpine believes that $50.0 million of borrowings under the New Credit Agreement would have been adequate to satisfy its operating cash needs during the year, including the payment 90 days after the closing of the Alcatel Acquisition of the $10.3 million deferred obligation to Alcatel N.A. Deferred financing costs are amortized over the terms of the related indebtedness.

    (h) There is no tax effect attributable to the Pro Forma Adjustments because of Alpine's net operating loss carryforwards.

    (i) Reflects an additional $0.3 million of preferred stock dividends, which assumes that the following transactions had taken place on May 1, 1994: (1) the issuance on January 5, 1995 of $8.0 million of Alpine 8% Preferred Stock in exchange for 1,000,000 shares of Alpine Common Stock; (2) the exchange of all $3.5 million of Alpine's outstanding 8.5% Cumulative Convertible Senior Preferred Stock plus accrued dividends thereon for 737,476 shares of Alpine Common Stock, which exchange will take place in July 1995; (3) the exchange in May 1995 of $0.5 million of Alpine's 9% Cumulative Convertible Senior Preferred Stock plus accrued dividends thereon for 100,000 shares of Alpine Common Stock; and (4) the issuance of $2.2 million of Alpine 8% Preferred Stock in connection with the redemption of the Adience Senior Notes.

    Further reflects an additional $0.2 million of preferred stock dividends for the period from May 1, 1994 through December 20, 1994, which assumes the issuance of $4.1 million of Alpine's 8% Preferred Stock in connection with the Adience Acquisition as if the Adience Acquisition had taken place on May 1, 1994.

    (j) The pro forma loss per share of common stock is based upon 18,025,381 shares outstanding, which is the weighted average number of shares outstanding during the year ended April 30, 1995, adjusted to give effect to the transactions discussed in Note (i).

    (k) On May 11, 1995, Alpine completed the Alcatel Acquisition, which was financed with the net proceeds of the sale by Superior of the Alcatel Acquisition Notes of $135.4 million. Of the net proceeds, $93.0 million was paid in cash to Alcatel N.A., an estimated $0.5 million was applied to pay transaction expenses and $22.6 million ($21.9 million recorded at April 30, 1995) was used to retire Superior's debt. The remaining proceeds of $19.3 million were available to Superior for working capital and general corporate purposes. The following reflects the preliminary allocation of the purchase price to the net assets of the Alcatel Business based upon the estimated fair values of such assets:

                                                                                              AMOUNT
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Estimated acquisition cost...............................................................   $   103,755
Less, historical book value of net assets at May 11, 1995................................       (81,255)
Write-up of property, plant and equipment................................................        (4,945)
Accrual of Alcatel employee relocation and severance costs...............................           500
                                                                                           -------------
Acquisition goodwill (to be amortized over 30 years).....................................   $    18,055
                                                                                           -------------
                                                                                           -------------

    The estimated acquisition cost of $103.8 million represents (i) $93.0 million paid in cash to Alcatel N.A., (ii) a deferred amount payable to Alcatel N.A. in he amount of $10.3 million, which amount is subject to adjustment based upon the completion of a closing balance sheet audit, and (iii) acquisition expenses estimated at $0.5 million.

    (l) Represents Alpine's receipt of an estimated $134.3 million of net proceeds, after expense aggregating $6.1 million, from the Offering of $153.0 million principal amount of the Notes at an initial issue price of $140.4 million.

    (m) Represents Alpine's receipt of an estimated $58.5 million of net proceeds from its initial borrowing under the New Credit Agreement (an initial borrowing of $60.3 million reduced by an estimated $1.8 million of transaction expenses). Alpine anticipates using cash flow generated after April 30, 1995 to complete the Refinancing, including amounts necessary to pay the Alcatel Acquisition deferred obligation in August 1995 (see Note (k)). Alpine estimates that $50.0 million of borrowings under the New Credit Agreement will be required to complete the Refinancing.

    (n) Reflects the payment (or, in the case of the DNE Acquisition Note and the DNE Credit Facility, the assumed payment) of an aggregate of $213.1 million to retire existing debt as part of the Refinancing, as follows.

                                                                                    AT APRIL 30, 1995
                                                                                 -----------------------
                                                                                                CASH
                                                                                             RETIREMENT
                                                                                 BOOK VALUE     COST
                                                                                 ----------  -----------
                                                                                     (IN THOUSANDS)
Alcatel Acquisition Notes......................................................  $  140,000   $ 140,000
Adience Senior Notes...........................................................      39,761      35,271
Adience Credit Facility........................................................      12,345      12,345
DNE Acquisition Note...........................................................       2,469       2,175
DNE Credit Facility............................................................         627         627
Alpine 13.5% Senior Notes......................................................      20,790      21,000
Alpine 13.5% Debentures........................................................       1,551       1,551
Other Alpine indebtedness......................................................         150         150
                                                                                 ----------  -----------
    Total......................................................................  $  217,693   $ 213,119
                                                                                 ----------  -----------
                                                                                 ----------  -----------

Short-term debt:
  Short-term borrowings........................................................  $   20,790
  Revolving line of credit.....................................................      12,345
  Current portion of long-term debt............................................         728
                                                                                 ----------
                                                                                     33,863
Long-term debt, less current portion...........................................     183,830
                                                                                 ----------
    Total......................................................................  $  217,693
                                                                                 ----------
                                                                                 ----------

    Pursuant to the Debt Exchange Agreement, the holders of the Adience Senior Notes retired $44.1 million principal amount of the Adience Senior Notes, having a book value of $39.8 million at April 30, 1995, for $35.3 million in cash, $2.2 million in value of PolyVision common stock (see Note (p) below), and 44,916 shares of Alpine 8% Preferred Stock having a liquidation preference of $2.2 million.

    (o) Reflects the payment of $1.6 million in cash to the holders of the remaining 12.8% of Adience's common stock in connection with the acquisition of such shares by Alpine.

    (p) Reflects the effects of the PolyVision Transactions. Until the date of the PolyVision Merger (May 24, 1995), 80.3% of the outstanding PolyVision common stock was owned by Adience, and the remainder was publicly owned. Alpine owned 87.2% of the outstanding capital stock of Adience and, therefore Alpine's effective ownership of PolyVision was 87.2% of 80%, or 70.0%. Also, until the date of the PolyVision Merger, Alpine owned 98% of the outstanding capital stock of APV and all of the outstanding capital stock of Posterloid. In Alpine's historical financial statements, APV and Posterloid are reflected as discontinued operations and PolyVision is reflected as an asset held for disposal.

    Following the PolyVision Merger, Alpine owned 98.0% of PolyVision's outstanding preferred stock with a liquidation preference of $25.0 million and 94% of the outstanding PolyVision common stock. At April 30, 1995, the PolyVision common stock had a negative book value of $12.6 million.

    As a result of the PolyVision Merger, Alpine's ownership of the outstanding PolyVision common stock increased from 70.0% to 94%. In accordance with FASB Technical Bulletin 85-5, this increase in equity ownership was recorded as the acquisition of a minority interest at its estimated fair value of $2.4 million. Because the minority interest was acquired by an Alpine subsidiary issuing stock, and because Alpine planned to distribute to its stockholders most of the PolyVision common stock owned by it, $1.3 million, representing the excess of the fair value of the minority interest acquired over the book value of the interests given up in APV and Posterloid, was added directly to capital surplus.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock. This distribution, when combined with shares of PolyVision common stock to be used as partial consideration in connection with the Adience Acquisition and the retirement of the Adience Senior Notes and prior to any further distribution as discussed below, will result in the ownership by Alpine of approximately 19% of the outstanding shares of PolyVision common stock. Accordingly, Alpine will account for its remaining PolyVision common stock investment at its fair value as a security available for sale following the PolyVision Spin-Off. Because the shares of PolyVision common stock distributed had a negative book value, Alpine's stockholders' equity was not reduced by the PolyVision Spin-Off.

    As partial consideration for the Adience common stock it acquired on December 21, 1994, Alpine agreed to give former Adience common stockholders PolyVision common stock having an estimated value of $5.7 million. this $5.7 million obligation was reflected as a liability on the consolidated balance sheet of Alpine as of April 30, 1995. Alpine is obligated to distribute approximately 170,615 shares of PolyVision common stock to partially settle this obligation. For purposes of these pro forma financial statements, the gain and portion of the liability settled through the distribution of 170,615 shares of PolyVision common stock has been estimated to be $2.0 million. To the extent that the value of the 170,615 shares of PolyVision common stock delivered is less than $5.7 million, Alpine is obligated to deliver to the former Adience stockholders an amount equal to 170,615 shares of PolyVision common stock multiplied by the difference between $33.60 and the greater of the average closing price for PolyVision common stock on each of the 20 trading days preceding August 1, 1995 and $11.25 per share. This amount will be payable at the option of Alpine, in either Alpine 8% Preferred Stock or PolyVision common stock, or a combination thereof. A gain credited to discontinued operations will be recorded based on the actual trading price of the shares of PolyVision common stock actually distributed.

    As partial consideration for acquiring the Adience Senior Notes pursuant to the Debt Exchange Agreement with certain of the holders, Alpine used approximately $2.2 million of PolyVision common stock. Alpine is obligated to distribute 66,792 shares of PolyVision common stock to partially settle this obligation. To the extent that the value of the 66,792 shares of PolyVision common stock delivered is less than $2.2 million, Alpine is obligated to deliver either additional shares of Alpine 8% Preferred Stock or PolyVision common stock or a combination thereof (calculated in the same manner as outlined above for the Adience common stockholders). A gain in the same amount will be credited to discontinued operations.

    Pursuant to both the Adience Acquisition and Debt Exchange Agreement and based upon the closing price of PolyVision common stock on July 14, 1995 of $3.44 per share, Alpine would be required to deliver either $5.3 million in Alpine 8% Preferred Stock or 1,542,455 shares of PolyVision common stock (representing substantially all of Alpine's PolyVision shares), or a combination thereof. These pro forma financial statements assume that Alpine's obligations have been satisfied using PolyVision common stock; however, Alpine has not yet determined how this obligation will be settled.

    The PolyVision Spin-Off and the foregoing transactions will be taxable events for Alpine. In these pro forma financial statements, no provision for federal income taxes on taxable gains has been made because, if the transactions had taken place during Alpine's fiscal year ended April 30, 1995, Alpine would have had sufficient tax loss carryforwards to offset the taxable income. The actual provision for income taxes provided on these gains will depend on Alpine's tax position in 1996. There can be no assurance that the tax loss carryforwards will be sufficient to offset 1996 income, including gains from the aforementioned transactions.

    In connection with the Refinancing, Alpine loaned $3.3 million to PolyVision to enable PolyVision to repay all amounts due under its revolving credit facility and under its outstanding equipment loan.

    (q) In connection with the repayment of the Alcatel Acquisition Notes, Superior's bank credit agreement and the Adience Credit Facility and the redemption of Alpine's 13.5% Senior Notes and 13.5% Debentures, Alpine will write off the unamortized deferred debt issuance costs associated with these credit facilities and, as a result, will incur an extraordinary charge in the first quarter of fiscal 1996. The extraordinary charge is estimated at $5.3 million and consists of $4.6 million of fees and expenses associated with the Alcatal Acquisition Notes, $0.4 million fees and expenses associated with the other credit facilities and $0.3 million associated with original issue discount on the Alpine 13.5% Senior Notes.

            COMBINED SUPPLEMENTAL UNAUDITED PRO FORMA OPERATING DATA

                                              FISCAL YEARS ENDED APRIL 30,
                                  ----------------------------------------------------
                                       1993               1994                 1995
                                  ---------------       ---------            ---------
                                                 (DOLLARS IN THOUSANDS)
Net sales
  Telecommunications wire and
   cable......................    $      351,523        $ 311,904            $ 340,756
  Refractories................            92,550           98,824              100,909
  Data communications and
   electronics................            27,897           21,653               27,907
                                  ---------------       ---------            ---------
    Combined net sales........    $      471,970        $ 432,381            $ 469,572
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------
Gross profit
  Telecommunications wire and
   cable......................    $       27,595(a)     $  35,760            $  29,733
  Refractories................            14,147           15,443               18,390
  Data communications and
   electronics................            11,997            8,252                8,221
                                  ---------------       ---------            ---------
    Combined gross profit.....    $       53,739        $  59,455            $  56,344
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------
Gross margin
  Telecommunications wire and
   cable......................               7.9%(a)         11.5%                 8.7%
  Refractories................              15.3             15.6                 18.2
  Data communications and
   electronics................              42.9             38.1                 29.5
  Combined gross margin.......              11.4             13.8                 12.0

Selling, general and
 administrative
  Telecommunications wire and
   cable......................    $        5,813        $   5,249            $   6,170
  Refractories................                --(b)        16,578               15,977
  Data communications and
   electronics................             7,558            6,574                6,511
  Corporate...................             2,836            3,644                3,225
                                  ---------------       ---------            ---------
    Combined selling, general
     and administrative.......    $           --(b)     $  32,045            $  31,883
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------
Operating income
  Telecommunications wire and
   cable......................    $       20,168(a)     $  28,897            $  21,949
  Refractories................                --(b)        (2,562)                 986
  Data communications and
   electronics................             4,069              (75)               1,710
  Corporate...................            (2,964)          (3,750)              (3,225)
                                  ---------------       ---------            ---------
    Combined operating
     income...................    $           --(b)     $  22,510            $  21,420
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------

------------------------
(a) Includes a $12.0 million restructuring charge incurred during fiscal 1993 for the shutdown of the Alcatel Business' manufacturing facility in Fordyce, Arkansas and the relocation and consolidation of that operation into its other U.S. manufacturing facilities.

(b) Adience items for 1993 reflect Adience's results for the 12-month period ended June 30, 1993. Because Adience emerged from a prepackaged bankruptcy in June 1993, comparable information prior to such date is not available for selling, general and administrative expenses, operating income and EBITDA.

 SUPPLEMENTAL UNAUDITED PRO FORMA OPERATING DATA -- TELECOMMUNICATIONS WIRE AND
                                     CABLE

    The contracts under which Alpine's telecommunication wire and cable products are sold provide for the pass-through of copper costs on specified terms. Generally, the copper price component passed through in each contract for a particular quarter is, based on the average COMEX copper price over the three-month period ending at or before the beginning of that quarter. Each month, Alpine estimates its product deliveries several months into the future and enters into price commitments with its suppliers for a portion of its estimated copper rod requirements for delivery on a forward basis. Alpine uses these forward purchase commitments to minimize the differences between its raw material copper costs charged to cost of sales and the pass-through pricing charged to its customers.

    The following table sets forth, for the periods indicated, certain combined supplemental pro forma operating data for Alpine's telecommunications wire and cable business.

                                                                                  FISCAL YEAR ENDED APRIL 30,
                                                                               ----------------------------------
                                                                                1993(A)     1994(A)     1995(A)
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net sales
  Superior...................................................................  $  122,671  $  107,011  $  136,578
  Alcatel Business...........................................................     228,852     204,893     204,178
                                                                               ----------  ----------  ----------
    Total....................................................................  $  351,523  $  311,904  $  340,756
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Gross profit
  Superior...................................................................  $   14,220  $    9,850  $   14,150
  Alcatel Business...........................................................      21,376      21,333      11,179
  Restructuring charge -- Alcatel Business...................................     (12,000)     --          --
  Pro forma adjustments (b)..................................................       3,999       4,577       4,404
                                                                               ----------  ----------  ----------
    Total....................................................................  $   27,595  $   35,760  $   29,733
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Gross margin.................................................................        7.9%       11.5%        8.7%
Selling, general and administrative
  Superior...................................................................  $    4,928  $    4,214  $    5,010
  Alcatel Business...........................................................      12,597      13,692      10,254
  Pro forma adjustments......................................................     (11,712)    (12,657)     (9,094)
                                                                               ----------  ----------  ----------
    Total....................................................................  $    5,813  $    5,249  $    6,170
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Amortization of intangibles
  Superior...................................................................  $    1,012  $    1,012  $    1,012
  Alcatel Business...........................................................      --          --          --
  Pro forma adjustments (b)..................................................         602         602         602
                                                                               ----------  ----------  ----------
    Total....................................................................  $    1,614  $    1,614  $    1,614
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income
  Superior...................................................................  $    8,280  $    4,624  $    8,128
  Alcatel Business...........................................................       8,779       7,641         925
  Restructuring charge -- Alcatel Business...................................     (12,000)     --          --
  Pro forma adjustments (b)..................................................      15,109      16,632      12,896
                                                                               ----------  ----------  ----------
    Total....................................................................  $   20,168  $   28,897  $   21,949
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------
(a) Represents results of Superior for the periods indicated and results of the Alcatel Business for the 12 months ended December 31, 1992, and March 31, 1994 and 1995. Alpine prepared the Supplemental Pro Forma Operating Data for the Alcatel Business on the basis of a fiscal year ended December 31, 1992, because the financial statements of the Alcatel Business historically had been consolidated with those of Alcatel NA's other businesses and financial data relating to the Alcatel Business were not available for the 12 months ended March 31, 1993.
(b) Reflects unaudited pro forma adjustments resulting from the Alcatel Acquisition. These adjustments are described below and, for fiscal 1995, in the Pro Forma Condensed Combined Financial Statements and the notes thereto.

    FISCAL 1995 COMPARED TO FISCAL 1994.

    Superior's net sales during fiscal 1995 were $136.6 million, representing an increase of $29.6 million, or 27.6%, as compared to net sales of $107.0 million for fiscal 1994. Approximately $9.0 million of the increase was attributable to the pass-through, in the form of increased selling prices, of higher copper costs during fiscal 1995. The remaining $20.6 million increase in net sales was due to increased volume in all of Superior's product lines. Net sales of telephone wire and premise wire products increased to $64.1 million during fiscal 1995 from $44.8 million (an increase of 41% after taking into account the pass-through of higher copper costs). The majority of the increase in telephone wire product sales was the result of additional long-term supply agreements entered into during both fiscal years and included sales of recently introduced, performance enhanced telephone wire products. The increase in premise wire product sales was primarily due to increased sales of UTP products, first introduced in September 1994.

    In addition, sales of Superior's telephone cable products increased to $72.5 million from $62.2 million during fiscal 1994 (an increase of 7% after taking into account the pass-through of higher copper costs). This increase was primarily attributable to the impact of an award of a long-term supply agreement from one of the RBOCs during fiscal 1994 and overall higher levels of demand for telephone cable products during the latter half of fiscal 1995.

    Net sales of the Alcatel Business during fiscal 1995 were $204.2 million, essentially unchanged from $204.9 million during fiscal 1994. However, during fiscal 1995, net sales included $18.0 million in additional billings for the pass-through of higher copper costs and, therefore, adjusted for the impact of higher copper prices, reflected a decline of 9.4%. This decline in net sales resulted from a decrease in both sales volume and selling prices. The decrease in sales volume, estimated at $10.0 million, was principally the result of the loss of two major RBOC telephone cable supply agreements during the latter half of fiscal 1994, as well as lower export sales. The Alcatel Business' allocation under the two supply agreements was reallocated (pursuant to competitive bids) to other industry participants as part of the RBOC's desire to further concentrate their supplier relationships. Superior was an existing supplier to one of these customers and was awarded a portion of the contract volume that the Alcatel Business lost. The decline in the Alcatel Business' sales volume was partially offset by spot market sales, sales under two supply agreements entered into late in fiscal 1994 and in the third quarter of fiscal 1995, and sales to two competitors for resale under their own name. Recent industry-wide capacity reductions have resulted in an improvement in market pricing since the latter half of fiscal 1995. Since the Alcatel Acquisition, Alpine has renegotiated higher prices on certain of the Alcatel Business' supply agreements.

    These new supply agreements entered into by Alcatel quoted lower sales prices for telephone cable products, which contributed to $8.0 million of the decrease in net sales during fiscal 1995 attributable to lower pricing (after giving effect to the pass-through of copper costs). The generally weak spot market conditions, which existed through the first half of fiscal 1995, also contributed to this decrease in net sales. Telephone cable spot market pricing improved significantly in the latter half of fiscal 1995 as a result of increased industry-wide demand, together with capacity reductions by certain industry participants.

    Superior's gross profit was $14.2 million during fiscal 1995, an increase of $4.3 million, or 43.7%, over gross profit of $9.9 million during fiscal 1994. The gross margin increased to 10.4% during fiscal 1995 from 9.2% during fiscal 1994 and, if adjusted to exclude the impact of the pass-through of higher copper costs, would have been 11.0% during fiscal 1995. The improvement in gross margin during fiscal 1995 was the result of: (i) the increase in, and the higher proportion of, telephone and premise wire sales which typically generate higher percentage margins than telephone cable sales; (ii) the increase in overall demand for telephone cable products in the latter half of fiscal 1995 and the reduction in industry-wide capacity resulting in an improvement in pricing on products not subject to long-term supply agreements (approximately 20%); and
(iii) higher production volumes during such period which resulted in a reduction, on a percentage basis, of the fixed cost component of cost of goods sold.

    The gross profit of the Alcatel Business declined from $21.3 million during fiscal 1994 to $11.2 million during fiscal 1995. The gross margin declined from 10.4% to 5.5% for this period and, if adjusted to exclude the impact of the pass-through of higher copper costs, would have been 7.5% during fiscal 1995. The reduction in gross profit and gross margin during fiscal 1995 was the result of the replacement of the RBOC telephone cable business lost (a portion of which was awarded to Superior) in the latter half of 1994 with spot market sales and business under new supply agreements during a period of extremely competitive market pricing. If recent higher market prices continue, this will result in near-term improvement in profit margins on the portion of product sales of the Alcatel Business not subject to long-term supply agreements, and a gradual improvement in profit margins on product sales subject to long-term supply agreements as they expire.

    Pro forma adjustments reducing cost of goods sold were $4.6 million during fiscal 1994 and $4.4 million during fiscal 1995. These adjustments reflect: (i) freight savings based on optimizing product shipments to specific customers based on shipment from the closest manufacturing facility, (ii) savings resulting from a reduction in headcount at the Alcatel Business' plants and
(iii) adjustments to the historical depreciation expense of the Alcatel Business. See Notes (d) and (e) to the Unaudited Pro forma Condensed Combined Financial Statements in Item 6 Selected Financial Data.

    Selling, general and administrative expenses during fiscal 1995 on a combined basis amounted to $6.2 million, compared to $5.2 million during fiscal 1994. Such pro forma selling, general and administrative expenses include historical expenses for Superior's operations of $5.0 million during fiscal 1995 and $4.2 million during fiscal 1994. The historical selling, general and administrative expenses for the Alcatel Business decreased to $10.3 million during fiscal 1995 from $13.7 million during fiscal 1994 due to lower allocations of management fees and administrative charges which represent indirect expense allocations from the parent and other affiliates of the previous owner of the Alcatel Business, which will not be incurred after the Alcatel Acquisition. Pro forma adjustments to selling, general and administrative expenses are included to reflect: (i) the elimination of historical selling, general and administrative expenses of the Alcatel Business and (ii) the inclusion of incremental selling, general and administrative expenses estimated to be required by Superior to absorb the operations of the Alcatel Business. See Note (c) to the Unaudited Pro Forma Condensed Combined Statements of Operations.

    Operating income during fiscal 1995 on a combined basis was $21.9 million, or $7.0 million less than operating income of $28.9 million during fiscal 1994. This decrease was the result of the factors discussed above.

    FISCAL 1994 COMPARED TO FISCAL 1993.

    During fiscal 1994, Superior's net sales declined by $15.7 million, or 12.8%, from $122.7 million during fiscal 1993. Approximately $5.0 million of the decline was attributable to the pass-through, in the form of reduced selling prices, of lower copper costs during fiscal 1994. Despite the overall sales decline, sales of telephone wire products increased by $10.0 million, or 29%, during fiscal 1994 to $44.8 million. This increase was caused by the award of a long-term supply agreement from an RBOC during the early part of fiscal 1994 and reflected the impact of Superior's strategy to concentrate production, sales, marketing, and engineering resources towards telephone wire products, a market that is somewhat less competitive and generates higher product margins than telephone cable products. During fiscal 1994, sales of telephone cable products declined by $25.6 million to $62.2 million. The loss of one significant long-term supply agreement with a major independent telephone company, and overall sluggish demand during fiscal 1994 for telephone cable sales, led to this decline.

    Net sales  for  the  Alcatel  Business during  fiscal  1994  declined  $24.0
million,   or  10.5%,  from   sales  of  $228.9   million  during  fiscal  1993.
Approximately $11.0 million of this decline was attributable to the pass-through, in the form of reduced selling prices, of lower copper costs during fiscal 1994. The remainder of the decline in net sales was the result of the loss of a major long-term supply agreement with an RBOC in the third quarter of this period, offset in part by the impact of Hurricane Andrew, which resulted in a significant short-term increase in net sales during the 12-month period ended December 31, 1992.

    During fiscal 1994, Superior's gross profit declined by $4.4 million to $9.9 million. The gross margin declined from 11.6% during fiscal 1993 to 9.2% during fiscal 1994 (8.8% if adjusted for the impact of pass-through of lower copper costs). The reduction in the gross margin during fiscal 1994 was the result of the extremely competitive market for telephone cable products in the latter part of fiscal 1993 and the early part of fiscal 1994, as well as lower production volumes which resulted in higher fixed costs on a per unit of production basis.

    Gross profit for the Alcatel Business was $21.3 million during 1994, a decrease from $21.4 million (before restructuring charges) during the fiscal 12-month period ended December 31, 1992. During the fiscal 12-month period ended December 31, 1992, a $12.0 million restructuring charge was incurred for the shutdown of the Alcatel Business' Fordyce, Arkansas manufacturing facility and the relocation and consolidation of these operations into its other U.S. manufacturing facilities. Gross margin during fiscal 1994 was 10.4% (11.2% adjusted for the pass-through of lower copper costs during such period), as compared to 9.3% (before consideration of the $12.0 million restructuring charge) for the fiscal 12-month period ended December 31, 1992. The increase in gross margin during fiscal 1994 was primarily the result of improved manufacturing and cost efficiencies upon completion of the aforementioned plant consolidation. Pro forma adjustments reducing cost of goods sold were $4.0 million during fiscal 1993 and $4.6 million during fiscal 1994.

    Selling, general and administrative expenses on a combined basis declined $0.6 million, or 9.7%, to $5.2 million during fiscal 1994. This decline was the result of staffing and other cost reductions at Superior in conjunction with reduced level of sales and profit margins during fiscal 1994. As discussed in the analysis of selling, general and administrative expenses for fiscal 1995, expenses incurred by the Alcatel Business relate to allocations from affiliated companies and personnel and other costs, which have been substantially eliminated as a result of the Alcatel Acquisition.

    Operating income during fiscal 1994 increased to $28.9 million from $20.2 million during the 12-month period ended December 30, 1992. Excluding the $12.0 million restructuring charge incurred during the fiscal 12-month period ended December 31, 1992, operating income during fiscal 1994 would have declined $3.3 million as a result of the factors discussed above.

        SUPPLEMENTAL UNAUDITED PRO FORMA OPERATING DATA -- REFRACTORIES

    On February 22, 1993, prior to its acquisition by Alpine, Adience filed a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code, which was consummated on June 30, 1993. Upon emerging from the Reorganization, Adience adopted fresh start reporting in accordance with AICPA Statement of Position 90-7.

    The Supplemental Pro Forma Operating Data presented below represent time periods both before and after the Reorganization and should therefore be considered in the light of the effects of the Reorganization. As a result of the Reorganization, comparative information prior to such date is not available for selling, general and administrative expenses, amortization of intangibles and operating income (loss).

                                                                       12 MONTH ENDED       FISCAL YEAR ENDED
                                                                          JUNE 30,              APRIL 30,
                                                                    --------------------  ---------------------
                                                                      1993       1994       1994        1995
                                                                    ---------  ---------  ---------  ----------
                                                                              (DOLLARS IN THOUSANDS)

Net sales.........................................................  $  92,550  $  99,985  $  98,824  $  100,909
Gross profit......................................................     14,147     14,980     15,443      18,390
Gross margin......................................................      15.3%      15.0%      15.6%       18.2%
Selling, general and administrative...............................                           16,578      15,977
Amortization of intangibles.......................................                            1,427       1,427
Operating income (loss)...........................................                           (2,562)        986

    FISCAL 1995 COMPARED TO FISCAL 1994.

    Adience's net sales of refractory products and services during fiscal 1995 were $100.9 million, representing an increase of $2.1 million, or 2.1%, as compared to net sales of $98.8 million during fiscal 1994. The increase was due to increased sales of Alpine's specialty products and services, particularly monolithic (unformed) refractories utilizing shotcrete technology, bottom pour refractories and slidegates, as well as an increase in rebuilding services for coke ovens, partially offset by a decrease in sales of maintenance services to the integrated iron and steel industry. Sales of refractory bricks to the iron and steel industry declined due to the discontinuation of numerous unprofitable product lines. Sales of block to the flat plate glass industry remained essentially unchanged.

    Adience's gross profit for fiscal 1995 was $18.4 million, representing an increase of $2.9 million, or 19.1%, from gross profit of $15.4 million during fiscal 1994. The gross margin increased to 18.2% during fiscal 1995, as compared to 15.6% during fiscal 1994. The improvement in gross margin during fiscal 1995 was the result of the new management's efforts to (1) discontinue unprofitable product lines, (2) increase product prices, (3) increase productivity through headcount reductions, (4) consolidate operations and (5) continue to focus on higher margin products such as monolithic and bottom pour refractories and slidegates.

    Selling, general and administrative expenses during fiscal 1995 were $16.0 million, as compared to $16.6 million during fiscal 1994, a decrease of 3.6% on a pro forma basis. This decrease resulted from reductions in corporate overhead, insurance expenses and public company expenses, partially offset by increased personnel expenses in the sales, research and development and other areas.

    12 MONTHS ENDED JUNE 30, 1994 COMPARED TO 12 MONTHS ENDED JUNE 30, 1993

    Adience's net sales of refractory products and services during the 12 months ended June 30, 1994 were $100.0 million, representing an increase of $7.4 million, or 8%, as compared to net sales of $92.6 million for the 12 months ended June 30, 1993. Iron and steel producers generally operated at 90% of capacity during the 12 months ended June 30, 1994, thus creating favorable economic conditions for Adience. Sales and installation of monolithic refractories and repair services increased $8.8 million during this period while demand in the flat plate glass industry was depressed and resulted in a sales decline of $1.5 million. Sales of brick products remained flat during this period.

    In addition, the 12 months ended June 30, 1993 included the Reorganization. During the Reorganization, Adience operated under strict payment terms with many of its suppliers, experienced higher costs and, because of a highly competitive marketplace, was unable to pass on these higher costs to its customers or to offer extended payment terms. As a result, sales opportunities were lost and sales declined while customers were concerned with Adience's financial stability.

    Adience's gross profit for the 12-month period ended June 30, 1994 was $15.0 million, representing an increase of $0.8 million, or 5.9%, as compared to gross profit of $14.1 million for the 12 month period ended June 30, 1993. The gross margin percentage remained essentially unchanged during both periods.

       SUPPLEMENTAL OPERATING DATA -- DATA COMMUNICATIONS AND ELECTRONICS

    The following table sets forth for the periods indicated certain financial data for Alpine's data communications and electronics business.

                                                                                     FISCAL YEAR ENDED APRIL 30,
                                                                                   -------------------------------
                                                                                     1993       1994       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)

Net sales........................................................................  $  27,897  $  21,653  $  27,907
Gross profit.....................................................................     11,979      8,252      8,221
Gross margin.....................................................................      42.9%      38.1%      29.5%
Selling, general and administrative..............................................      7,558      6,574      6,511
Amortization of intangibles......................................................        267      1,753     --
Operating income (loss)..........................................................      4,069        (75)     1,710

    FISCAL 1995 COMPARED TO FISCAL 1994

    During fiscal 1995, net sales increased by $6.3 million, or 28.9%, to $27.9 million. The primary contributor to this increase was the growth in the contract manufacturing business, net sales of which increased to $10.5 million during fiscal 1995, from $1.9 million during fiscal 1994. The largest component of this increase was $7.0 million related to a new contract with the National Aeronautics and Space Administration for Hardware Interface Modules, which generated no sales during fiscal 1994. Net sales of products to the U.S. military decreased from $18.6 million during fiscal 1994 to $15.9 million during fiscal 1995, a 15.1% decrease. Sales of multiplexers increased $0.8 million during fiscal 1995 to $7.9 million. Net sales of printers declined by $1.5 million during fiscal 1995 to $1.3 million. Alpine has decided to de-emphasize this product line because it is reaching the end of its product life. Sales of multiplexer upgrades and other products declined by $0.7 million during fiscal 1995.

    During fiscal 1995, gross profit remained relatively unchanged at $8.2 million. Gross margin declined from 38.1% during fiscal 1994 to 29.5% during fiscal 1995. A change in product mix from primarily higher margin military products to a mix of both military products and lower margin contract manufacturing services resulted in this decline.

    Selling, general and administrative expenses declined from $6.6 million during fiscal 1994 to $6.5 million during fiscal 1995, representing a decrease of 1.0%. This decrease was the result of reductions in personnel and other expenses.

    Amortization of intangibles of $1.8 million during fiscal 1994 resulted primarily from a non-recurring charge of $1.5 million related to the write-off of intangible assets associated with Alpine's multi-image business, which was not forecast to generate sufficient income to recover the carrying value of such intangible asset. There was no amortization during fiscal 1995.

    Operating income increased to $1.7 million during fiscal 1995 from an operating loss of $0.1 million during fiscal 1994, as a result of the factors discussed above.

    FISCAL 1994 COMPARED TO FISCAL 1993

    DNE's net sales during fiscal 1994 declined by $6.2 million, or 22.4%, from $27.9 million during fiscal 1993 to $21.7 million during fiscal 1994.

    The decline in fiscal 1994 net sales included a reduction of approximately $6.0 million in the datacommunications business due primarily to the completion of a large government requirements contract that accounted for $6.0 million in sales during fiscal 1993. Also contributing to this decrease was the completion during fiscal 1993 of a major development program for the U.S. Navy, which contributed $0.8 million in sales.

    DNE's printer and audio visual businesses also experienced a decline in net sales of $2.3 million during fiscal 1994 to $3.8 million. Alpine decided to de-emphasize these products because they were reaching the end of their respective product lives.

    Somewhat offsetting the reduction in sales during fiscal 1994 was an increase in contract manufacturing business and sales of military avionic products which had aggregate net sales of $8.4 million, an increase of $2.3 million.

    Gross profit declined from $12.0 million during fiscal 1993 to $8.3 million during fiscal 1994. The reduction in sales during fiscal 1994 was the primary reason for the decline in gross profit. However, also contributing to the reduction in gross profit was a decline in gross margin from 42.9% in fiscal 1993 to 38.1% in fiscal 1994. This reduction was primarily due to the addition of lower margin contract manufacturing business during fiscal 1994 and lower margins on its printer product line.

    Selling, general and administrative expenses during fiscal 1994 were $6.6 million, as compared to $7.6 million for fiscal 1993, representing a decrease of 13.0%. The decline was primarily attributable to reductions in research and development and amortization of non-cash compensation expense.

    Amortization of intangibles was $0.3 million during fiscal 1993, as compared
to   $1.8  million  during   fiscal  1994.  This   increase  resulted  from  the
aforementioned non-recurring charge of $1.5 million during fiscal 1994.

    Operating income decreased by $4.1 million during fiscal 1994 as a result of the factors discussed above.

                    SUPPLEMENTAL OPERATING DATA -- CORPORATE

                                                                             FISCAL YEAR ENDED APRIL 30,
                                                                           -------------------------------
                                                                             1993       1994       1995
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)

Selling, general and administrative......................................  $   2,836  $   3,644  $   3,225

    Selling, general and administrative expenses decreased from $3.6 million in fiscal 1994 to $3.2 million in fiscal 1995, a decrease of 11.5%, primarily as a result of a reduction in consulting expenses and expenses associated with stock option grants and restricted stock awards. Selling, general and administrative expenses increased $0.8 million, or 28.5%, in fiscal 1994, primarily because of the consulting, stock option and restricted stock expenses referred to above.

             SUPPLEMENTAL COMMENTS ON ACTUAL RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, supplemental data reflecting Alpine's actual results of operations.

                                                                          FISCAL YEAR ENDED APRIL 30,
                                                                        --------------------------------
                                                                          1993       1994        1995
                                                                        ---------  ---------  ----------
                                                                             (DOLLARS IN THOUSANDS)

Net sales.............................................................  $  27,897  $  68,510  $  198,135
Gross profit..........................................................     11,982     12,260      29,010
Gross margin..........................................................       43.0%      17.9%       14.6%
Operating income (loss)...............................................      1,105     (2,200)      6,996
Interest expense......................................................      2,301      2,363       8,197
(Loss) from continuing operations.....................................     (2,456)    (4,895)     (1,176)

    The growth in net sales and gross profit in fiscal 1994 and 1995 reflected the acquisition of Superior in November 1993 and the Adience Acquisition in December 1994. The Superior Acquisition added $46.9 million and $4.0 million to net sales and gross profit, respectively, during fiscal 1994 and $136.6 million and $14.2 million to net sales and gross profit, respectively, during fiscal 1995, while the Adience Acquisition added $33.6 million and $6.6 million to net sales and gross profit, respectively, during fiscal 1995.

    Gross margin declined in fiscal 1994 and 1995, primarily as the result of the inclusion of the operations of Superior and Adience, both of which operate in relatively low gross margin industries, compared to the margins achieved by DNE. In addition, DNE's margins declined from 42.9% during fiscal 1993 to 38.1% during fiscal 1994 and to 29.5% during fiscal 1995. The decline in DNE's margins resulted primarily from the increase in lower margin contract manufacturing business, which has grown as a percentage of DNE's net sales from zero during fiscal 1993 to 37.4% during fiscal 1995.

    Interest expense increased slightly in fiscal 1994 and substantially in fiscal 1995. In fiscal 1994, the acquisition of Superior added $1.2 million in interest expense. This increase was mostly offset by a $1.2 million decrease in corporate interest expense due to a reduction in long-term debt, primarily through negotiated exchanges of debt for Alpine Common Stock. The acquisition of Adience during fiscal 1995 and the inclusion of a full year of Superior operations resulted in an increase in interest expense of $4.5 million, along with a $1.2 million increase in corporate interest expense, accounted for substantially all of this increase.

    The loss from continuing operations for fiscal 1995 reflected losses incurred at Adience of $2.2 million and the write-off of $0.2 million in expenses incurred in connection with postponed placement of long-term debt.

DISCONTINUED OPERATIONS

    As described in Note 5 to the Consolidated Financial Statements, Alpine completed the merger of its subsidiaries, Alpine Polyvision, Inc. ("APV") and Posterloid Corporation ("Posterloid") into PolyVision

Corporation ("PolyVision") (formerly Information Display Technology, Inc.) and on June 14, 1995 distributed 73% of the outstanding PolyVision common stock to Alpine's stockholders. This distribution, when combined with shares of PolyVision common stock to be used as partial consideration in connection with the Adience Acquisition and the retirement of Adience 11% Senior Secured Notes will reduce Alpine's investment in PolyVision common stock to less than 20%. As a result of the distribution, the operations of APV and Posterloid have been reported as discontinued operations in the historical Consolidated Financial Statements.

    For the year ended April 30, 1994 and 1995, losses from discontinued operations were $25.2 million and $4.9 million, respectively, including a $3.0 million provision recorded in the quarter ended October 31, 1994 to reflect estimated operating losses to be incurred through the date of the distribution date of PolyVision common stock to Alpine's stockholders, and a non-cash charge of $21.7 million recorded during the quarter ended January 31, 1994 related to purchased R&D research and development charges of APV.

LIQUIDITY AND CAPITAL RESOURCES

    The Superior Acquisition in November 1993, the Adience Acquisition in December 1994 and the Alcatel Acquisition in May 1995, together with related financing and equity transactions, the PolyVision Transactions and the other transactions referred to in Alpine's Consolidated Financial Statements, have had a major impact on Alpine's financial condition. Stockholders' equity has increased from $10.6 million at April 30, 1993 to $44.7 million at April 30, 1995 and debt has increased from $13.6 million at April 30, 1993 to $247.5 million on a pro forma basis at April 30, 1995 (See Footnote 9 to the Consolidated Financial Statements). The increase in equity resulted primarily from the issuance of 4,500,000 shares of Alpine Common Stock in connection with the Superior Acquisition, the receipt by Alpine of $5.0 million from a private placement of preferred stock in November 1993 and the issuance of Alpine preferred stock in connection with the Adience Acquisition. Stockholders' equity includes $17.2 million of preferred stock, of which $4.0 million is subject to conversion into Common Stock pursuant to two exchange agreements.

    During fiscal 1995, Alpine used $1.0 million in cash flow from operations, including $3.2, million provided by continuing operations, offset by $4.1 million used for discontinued operations. Cash used for investing activities of $1.2 million included capital expenditures of $2.6 million, and net cash provided of $0.8 million as a result of the Adience Acquisition. Cash provided by financing activities of $15.2 million during the period included $20.7 million in additional borrowings (including short term borrowings and borrowings under revolving credit facilities), partially offset by $3.5 million in term loan repayments and $1.7 million for preferred stock dividends and open market repurchases of Alpine Common Stock.

    Alpine's principal subsidiaries have maintained separate bank lines and other credit facilities to finance their operations.

    At April 30, 1995 Superior had a bank and revolving credit facility amounting to $33.4 million of which $21.9 million was outstanding. On May 11, 1995 Superior's bank credit facility and revolving credit facility were repaid with the proceeds of the sale of $140.0 million principal amount of Alcatel Acquisition Notes due in 1997. The net proceeds, after payment of the aforementioned facilities, amounted to $112.8 million, of which $93.0 million was used to finance the Alcatel Acquisition costs and the remainder, $19.8 million, was included in Superior's working capital. Superior has historically generated cash flow exceeding its debt service and capital expenditure requirements and it is anticipated that this will continue into the foreseeable future.

    DNE has a $3.0 million credit facility of which $0.6 million was outstanding at April 30, 1995, with an additional $2.4 million of undrawn collateral-based availability. DNE is also indebted under a $5.3 million mortgage loan (with annual principal payments of $186,000) and under a $2.5 million subordinated note, due in eight equal semi-annual installments from August 1995 through February 1999. DNE has historically generated operating cash flow exceeding its debt service and capital expenditure requirements and it is anticipated that this will continue into the foreseeable future.

    On July 26, 1995, Alpine completed its acquisition of all of the outstanding
common   stock  of  Adience  (see  footnote  6  to  the  Consolidated  Financial
Statements). Adience's principal debt structure includes a

$14.0 million revolving credit facility (maturing in September 1995), of which approximately $12.3 million was outstanding at April 30, 1995, with approximately $1.0 million of undrawn collateral-based availability, and a $49.1 million face value ($45.4 million recorded amount) of outstanding 11% Senior Secured Notes ("Senior Notes") which includes semi-annual interest payments and is due in 2002. An agreement between Alpine and the holders of 90% (face value) of the Senior Notes has been entered into whereby $44.1 million face value of the Senior Notes will be exchanged for $35.3 million in cash, $2.3 million in value of PolyVision Common Stock and 44,916 shares of 8% Cumulative Convertible Preferred Stock of Alpine with a liquidation preference of $50 per share. If the exchange does not occur prior to July 1, 1995, the agreement may be terminated by either Alpine or the Senior Note holders. Adience is currently in the process of a restructuring which is expected to result in reduced operating costs and improved profitability. It is anticipated that upon the completion of such restructuring Adience will generate sufficient cash flow from operations to service its debt and meet its other ongoing commitments.

    Alpine's working capital generally increases during June, July and August, largely because of higher summertime shipments to the RBOCs and its other telephone company customers, and is generally at its lowest levels in December, January and February. For fiscal 1996, Alpine estimates that the difference between the highest and lowest levels of working capital will be in the range of $10.0 million to $15.0 million. Alpine has initiated a working capital management program designed to reduce Alcatel's historical working capital levels (on a days outstanding basis) to levels comparable to that of Superior.

    Alpine's pro forma capital expenditures totaled $8.4 million in fiscal 1995. Alpine has budgeted approximately $7.5 million for capital expenditures in fiscal 1996, including (i) approximately $6.0 million for its wire and cable operations; (ii) approximately $2.6 million for its refractories business and
(iii) approximately $0.9 million for data communications and electronics.

    In connection with the PolyVision Merger, Alpine entered into an agreement with PolyVision on May 24, 1995, pursuant to which Alpine agreed to lend to PolyVision from time to time prior to May 24, 1997 up to $5.0 million to be used by PolyVision to fund its working capital needs. Borrowings under the agreement will be unsecured and will bear interest at a market rate reflecting Alpine's cost of funds. The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private equity or debt financing by PolyVision at any time before maturity. Alpine's obligation to lend such funds to PolyVision is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision. Until May 24, 1996, Alpine has additionally agreed to loan to PolyVision for working capital deficiencies an amount not to exceed $2.5 million.

    The terms of Alpine's 8% convertible senior preferred stock, 9% convertible senior preferred stock and 9% convertible preferred stock provide for the annual payment by Alpine of an aggregate of $1.3 million in dividends. The Agreement contain restrictions on the ability of Alpine to pay dividends on its capital stock.

    On July 21, 1995, Alpine successfully completed an offering of $153.0 million face amount of 12.25% Senior Secured Notes and concurrently entered into a $85.0 million loan and security agreement. The proceeds of the Notes and a $40.0 million initial draw under the loan and security agreement were used to refinance substantially all of Alpine's existing long term debt. After giving effect to such refinancing, Alpine's total debt due within one year is $11.3 million, of which $1.0 million represents the current portion of long-term debt and $10.3 million represents a deferred payment obligation due Alcatel NA. In connection with the Alcatel Acquisition this deferred obligation is payable, without interest, on August 11, 1995.

    Alpine will rely on cash flow from operations and borrowing under the New Credit Agreement to meet its ongoing cash requirements. The New Credit Agreement provides for borrowings of up to $85.0 million for general working capital needs if certain conditions are met and is available to Alpine under a revolving credit facility that does not reduce over its five-year term. Borrowings will be guaranteed by Alpine's operating subsidiaries and a first priority security interest will be granted in favor of the lenders in all inventories and accounts receivable owned by these subsidiaries and certain other assets. Based on expected levels of inventory and accounts receivable during fiscal 1996 and the collateral advance rates, Alpine estimates that it could borrow up to $75 million under the New Credit Agreement during 1996. The New Credit Agreement contains restrictions on incurring additional indebtedness or liens and requires Alpine to maintain certain minimum financial performance levels.

    Alpine believes that, its cash flow from operations and amounts available under the New Credit Agreement will be sufficient to fund its working capital requirements, planned capital expenditures and debt service requirements for at least the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Alpine's consolidated financial statements at April 30, 1994 and 1995 and for each of the three years in the period ended April 30, 1995 and the report of the independent accounts thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this Item is incorporated herein by reference to Alpine's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report ("Alpine's Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to Alpine's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to Alpine's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to Alpine's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1), (a)(2) See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

    (a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

    (b) The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1995.

ITEM 14(C) EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 2(a)      Asset  Purchase Agreement,  dated as  of March  17, 1995 by  and among  Alatel NA  Cable Systems, Inc.,
           Alcatel Canada Wire, Inc. Superior Cable Corporation and Superior Teletec Inc. (incorporated herein  by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995)
 2(b)      Amendment  dated May 11, 1995 to Asset Purchase Agreement  by and among Alcatel NA Cable Systems, Inc.,
           Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior Teletec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 2(c)      Agreement and Plan  of Merger, dated  as of  December 21, 1994,  as amended, by  and among  Information
           Display  Technology,  Inc., IDT  PolyVision Acquisition  Corp., IDT  Posterloid Acquisition  Corp., The
           Alpine Group,  Inc.,  Alpine/PolyVision,  Inc.  and  Posterloid  Corporation  (incorporated  herein  by reference  to Exhibit  2 to  Amendment No.  1 to  Alpine's Statement  on Schedule  13D relating  to its beneficial ownership of equity  securities of Information Display  Technology, Inc. dated December  28,
           1994)
 2(d)      Amendment  to the Agreement and Plan of Merger, dated as of December 21, 1994, by and among Information
           Display Technology,  Inc., IDT  PolyVision Acquisition  Corp., IDT  Posterloid Acquisition  Corp.,  The
           Alpine  Group,  Inc.,  Alpine/PolyVision,  Inc.  and  Posterloid  Corporation  (incorporated  herein by reference to  Exhibit 1  to Amendment  No. 2  to Alpine's  Statement on  Schedule 13D  relating to  its beneficial ownership of equity securities of Information Display Technology Inc. dated May 5, 1995)
 2(e)      Amended  and Restated Stock Purchase Agreement,  dated as of October 11,  1994, by and among The Alpine
           Group, Inc.  and certain  stockholders  of Adience,  Inc. ("Adience")  as  listed therein,  as  amended
           (incorporated  herein by reference  to Exhibit 2.1  to the Company's  Current Report on  Form 8-K dated
           January 5, 1995)
 3(a)*     Certificate of Incorporation of Alpine.
 3(b)      Amendment to the Certificate of  Incorporation of Alpine (incorporated  herein by reference to  Exhibit
           3(aa)  of Post-Effective Amendment  No. 1 to the  Registration Statement on  Form S-3 (Registration No.
           33-53434) of Alpine, as filed with the Commission on May 12, 1993)
 3(c)      Certificate of  the Powers,  Designations, Preferences  and  Rights of  the 9%  Cumulative  Convertible
           Preferred  Stock of Alpine  (incorporated herein by reference  to Exhibit 1 to  the Quarterly Report on
           Form 10-Q of Alpine for the quarter ended January 31, 1989)
 3(d)      Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Senior
           Preferred Stock of Alpine  (incorporated herein by reference  to Exhibit 3(c) to  the Annual Report  on
           Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K"))
 3(e)      Certificate  of the  Powers, Designations,  Preferences and Rights  of the  8.5% Cumulative Convertible
           Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994)
 3(f)*     Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible Senior
           Preferred Stock of the Company
 3(g)*     By-laws of Alpine
 4(a)      Indenture, dated  as  of October  1,  1986, between  Alpine  and Manufacturers  Hanover  Trust  Company
           ("MHTC"),  as trustee, relating to the  13 1/2% Senior Subordinated Debentures  due 1996 of the Company
           (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the Registration Statement on Form
           S-1 (Registration No. 33-7709) of Alpine, as filed with the Commission on October 3, 1986)
 4(b)*     First Supplemental Indenture to the above Indenture, dated  as of February 3, 1989, between Alpine  and
           MHTC, as trustee
 4(c)*     Second  Supplemental Indenture to the above Indenture, dated as of October 31, 1989, between Alpine and
           MHTC, as trustee
 4(d)*     Indenture, dated as of October 31, 1989, between Alpine and IBJ Schroder Bank & Trust Company  ("IBJ"),
           as trustee, relating to the Convertible Secured Senior Subordinated Notes due July 31, 1996, of Alpine

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 4(e)      First  Supplemental Indenture to  the above Indenture, dated  as of March 28,  1991, between Alpine and
           IBJ, as trustee (incorporated herein  by reference to Exhibit  4 to the Current  Report on Form 8-K  of
           Alpine dated April 10, 1991 (the "April 1991 8-K"))
 4(f)      Second  Supplemental Indenture to the above  Indenture, dated as of April  10, 1992, between Alpine and
           IBJ, as trustee (incorporated herein by reference to Exhibit 4(f) to the 1992 10-K)
 4(g)      Indenture, dated  as  of  June  30,  1993,  between Adience,  Inc.  ("Adience")  and  IBJ,  as  trustee
           (incorporated herein by reference to Registration Statement No. 33-72024 of Adience, Inc.)
10(a)      Amended  and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit
           10.5 to Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5,  1993
           (the "S-4 Registration Statement")
10(b)      Amended  and Restated 1987 Long Term Equity Incentive  Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement)
10(c)      Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts  Corporation, relating to the purchase of shares of capital stock of DNE (incorporated herein by reference to Exhibit
           1 to the Current Report on Form 8-K of Alpine dated March 2, 1992 (the "March 1992 8-K"))
10(d)      Loan Agreement, dated as of February 13, 1992, by and among Alpine, DNE and the Connecticut Development
           Authority (incorporated herein by reference to Exhibit 3 to the March 1992 8-K)
10(e)      Agreement and Plan of Merger by and between Alpine and Superior TeleTec Inc., dated as of June 17, 1993 and  amended  on  September  24, 1993  (incorporated  herein  by  reference to  Exhibit  2  to  the S-4
           Registration Statement)
10(f)      Exchange Agreement, dated June  17, 1993 by and  among Alpine, PV Partners,  Suez Ventures, EUROC,  and
           Samuel  Montagu  Finance (incorporated  herein by  reference to  Exhibit 10.1  to the  S-4 Registration
           Statement)
10(g)      Development Agreement between Connecticut Innovations Incorporated and Alpine/ PolyVision, Inc.,  dated as  of December 9, 1992 (incorporated herein by reference to Exhibit 10(z) to the Annual Report on Form
           10-K of Alpine for the fiscal year ended April 30, 1993 (the "1993 10-K"))
10(h)      Loan Agreement  between Connecticut  Development Authority  and Alpine/PolyVision,  Inc., dated  as  of
           December 9, 1992 (incorporated herein by reference to Exhibit 10(aa) to the 1993 10-K)
10(i)      Master Credit Agreement, dated October 19, 1993 and amended on November 10, 1993, by and among Superior
           TeleTec  Transmission Products Inc., as borrower, Alpine,  as guarantor, Bank of Boston Connecticut and
           Creditanstalt-Bankverein, as the  banks, and  Bank of Boston  Connecticut, as  the agent  (incorporated herein  by reference to Exhibit  10(a) to the Current  Report on Form 8-K  of Alpine dated November 24,
           1993)
10(j)      Lease Agreement by and  between ALP(TX) QRS  11-28, Inc., and  Superior TeleTec Transmission  Products,
           Inc.,  dated as of December 16, 1993 (incorporated herein  by reference to Exhibit (i) to the Quarterly
           Report on Form 10-Q of Alpine for the Quarter ended January 31, 1994)
10(k)*     Amended and Restated Debt Exchange  Agreement, dated as of October  11, 1994, among Alpine and  certain debtholders of Adience as listed therein (as amended through April 14, 1995)
10(l)      Note  Purchase Agreement by  and among Alpine,  Superior TeleTec, Inc.,  Superior Cable Corporation and
           Nomura International Trust Company (incorporated herein by  reference to Exhibit 3 to Alpine's  Current
           Report on Form 8-K dated May 24, 1995)
10(m)*     Letter  Agreement, dated May 24, 1995, by  and between Alpine and PolyVision Corporation ("PolyVision")
           relating to $5,000,000 credit commitment

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10(n)*     Letter Agreement, dated  May 24,  1995, by  and between Alpine  and PolyVision  relating to  $2,500,000 credit commitment
10(o)*     First  Amendment to Lease Agreement, dated as of May 10,  1995, by and between ALP (TX) QRS 11-28, Inc.
           and Superior Teletec Inc.
10(p)*     Purchase  Agreement,  dated   as  of  July   14,  1995,   by  and  among   Alpine,  Adience,   Superior
           Telecommunications   Inc.,  Superior  Cable  Corporation,  Merrill   Lynch  &  Co.,  Nomura  Securities
           International, Inc. and First Albany Corporation.
10(q)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and Steven S. Elbaum
10(r)*     Amendment to Employment Agreement, dated as of September  8, 1993, by and between Alpine and Steven  S.
           Elbaum
10(s)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and Bragi F. Schut
10(t)*     Amendment  to Employment Agreement, dated as  of September 8, 1993, by  and between Alpine and Bragi F.
           Schut
10(u)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and David S. Aldridge
10(v)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely
10(w)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and Justin F. Deedy, Jr.
10(x)*     Second Amendment to Lease Agreement, dated as of July  21, 1995, by and between ALP(TX) QRS H-28,  Inc.
           and Superior Telecommunications Inc.
10(y)*     Loan  and  Security Agreement,  dated as  of  July 21,  1995, by  and  between Alpine,  Shawmut Capital
           Corporation, Nationsbank of Georgia, N.A., and Creditanstalt Corporation Finance, Inc.
10(z)*     Amendment to Employment Agreement, dated as of November  10, 1993, by and between Alpine and Justin  F.
           Deedy, Jr.
10(aa)*    Amendment  to Employment Agreement, dated as  of November 10, 1993, by  and between Alpine and David S.
           Aldridge.
10(bb)*    Amendment dated as  of June  30, 1995,  to Amended and  Restated Debt  Exchange Agreement  dated as  of
           October 11, 1984, among Alpine and certain debtholders of Adience, as listed therein.
10(cc)*    Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between Adience and IBJ dated as of June 30, 1985
10(dd)*    Amendment  to the Employment Agreement, dated as of November  10, 1993, by and between Alpine and James
           R. Kanely
10(ee)*    Indenture, dated as of July 15, 1995,  by and among Alpine, Adience, Superior Telecommunications  Inc.,
           Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee.
10(ff)*    Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland.
21*        List of Subsidiaries
23(a)*     Consent of Arthur Andersen LLP
27*        Financial Data Schedule

------------------------
*    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ALPINE GROUP, INC.

Dated: July 29, 1995                    By/s/STEVEN S. ELBAUM
                                           Steven S. Elbaum
                                           Chairman of the Board and
                                           Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN S. ELBAUM                    Chairman of the Board and Chief
-----------------------------------      Executive Officer                      July 29, 1995
Steven S. Elbaum                         (principal executive officer)

/s/ DAVID S. ALDRIDGE                   Vice President and Treasurer
-----------------------------------      (principal financial and               July 29, 1995
David S. Aldridge                        accounting officer)

/s/ KENNETH G. BYERS, JR.
-----------------------------------     Director                                July 29, 1995
Kenneth G. Byers, Jr.

/s/ RANDOLPH HARRISON
-----------------------------------     Director                                July 29, 1995
Randolph Harrison

/s/ JOHN C. JANSING
-----------------------------------     Director                                July 29, 1995
John C. Jansing

/s/ ERNEST C. JANSON, JR.
-----------------------------------     Director                                July 29, 1995
Ernest C. Janson, Jr.

/s/ JAMES R. KANELY
-----------------------------------     Director                                July 29, 1995
James R. Kanely

/s/ GENE E. LEWIS
-----------------------------------     Director                                July 29, 1995
Gene E. Lewis

/s/ BRAGI F. SCHUT
-----------------------------------     Director                                July 29, 1995
Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

ALPINE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Report of independent public accountants.............................................  44
  Consolidated balance sheets at April 30, 1994 and 1995...............................  45
  Consolidated statements of operations for the years ended
    April 30, 1993, 1994 and 1995......................................................  46
  Consolidated statements of stockholders' equity for the three years ended April 30,
   1993, 1994 and 1995.................................................................  47
  Consolidated statements of cash flows for the years ended April 30, 1993, 1994 and
   1995................................................................................  50
  Notes to consolidated financial statements...........................................  52
SCHEDULE
  Schedule I -- Condensed Financial Information of Registrant (Parent Company).........  72

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Alpine Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. ("Alpine") (a Delaware corporation) and subsidiaries as of April 30, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These consolidated financial statements and the financial statement schedule referred to below are the responsibility of Alpine's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Alpine Group, Inc. and subsidiaries as of April 30, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         Arthur Andersen LLP

New York, New York
June 16, 1995

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1994        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Current Assets:
  Cash and cash equivalents...............................................................  $    2,507  $   15,546
  Marketable securities...................................................................       1,972       1,495
  Accounts receivable (less allowance for doubtful accounts of
   $68,000 in 1994 and $956,000 in 1995)..................................................      17,792      41,255
  Inventories.............................................................................      22,502      35,242
  Other current assets....................................................................       1,204       5,347
                                                                                            ----------  ----------
    Total current assets..................................................................      45,977      98,885
Property, plant and equipment, net........................................................      31,674      52,240
Long-term investments and other assets....................................................       6,047      16,941
Goodwill and other intangibles, net.......................................................      30,098      65,712
                                                                                            ----------  ----------
      Total assets........................................................................  $  113,796  $  233,778
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings...................................................................  $   --      $   33,135
  Current portion of long-term debt.......................................................       2,217       2,022
  Accounts payable........................................................................      13,750      31,655
  Accrued expenses........................................................................       5,416      24,993
                                                                                            ----------  ----------
    Total current liabilities.............................................................      21,383      91,805
                                                                                            ----------  ----------
Long-term debt, less current portion......................................................      41,528      84,022
                                                                                            ----------  ----------
Other long-term liabilities...............................................................       2,887       7,560
                                                                                            ----------  ----------
Adience acquisition obligation............................................................      --           5,733
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
  8% Cumulative convertible preferred stock at liquidation value..........................      --          11,823
  9% Cumulative convertible preferred stock at liquidation value..........................       2,677       1,927
  8.5% Cumulative convertible preferred stock at liquidation value........................       3,500       3,500
  Common stock, $.10 par value; authorized 25,000,000 shares, issued: 1994, 18,073,512
   shares; 1995, 17,429,141 shares........................................................       1,808       1,743
  Capital in excess of par value..........................................................     109,593     103,114
  Cumulative translation adjustment.......................................................      --             144
  Accumulated deficit.....................................................................     (69,205)    (76,050)
                                                                                            ----------  ----------
                                                                                                48,373      46,201
Less: shares of common stock in treasury, at cost:
      1994, 14,511 shares; 1995, 233,290 shares...........................................         (61)     (1,229)
    Receivable from stockholder...........................................................        (314)       (314)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      47,998      44,658
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  113,796  $  233,778
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED APRIL 30,
                                                                                ----------------------------------
                                                                                   1993        1994        1995
                                                                                ----------  ----------  ----------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              DATA)

Net sales.....................................................................  $   27,897  $   68,510  $  198,135
Cost of goods sold............................................................      15,915      56,250     169,125
                                                                                ----------  ----------  ----------
  Gross profit................................................................      11,982      12,260      29,010
Selling, general and administrative...........................................      10,482      12,168      20,487
Amortization of goodwill and other intangible charges.........................         395       2,292       1,527
                                                                                ----------  ----------  ----------
  Operating income (loss).....................................................       1,105      (2,200)      6,996
Interest income...............................................................         209         242         345
Interest expense..............................................................      (2,301)     (2,363)     (8,197)
Other income (expense), net...................................................      (1,469)       (506)         28
                                                                                ----------  ----------  ----------
  (Loss) from continuing operations before income taxes.......................      (2,456)     (4,827)       (828)
Provision for income taxes....................................................      --              68         348
                                                                                ----------  ----------  ----------
  (Loss) from continuing operations...........................................      (2,456)     (4,895)     (1,176)
(Loss) from discontinued operations...........................................      (8,377)    (25,236)     (4,868)
                                                                                ----------  ----------  ----------
  (Loss) before extraordinary item............................................     (10,833)    (30,131)     (6,044)
Extraordinary item -- (loss) on early extinguishment of debt..................      (1,262)        (47)     --
                                                                                ----------  ----------  ----------
  Net (loss)..................................................................     (12,095)    (30,178)     (6,044)
Preferred stock dividends.....................................................         454         414         801
                                                                                ----------  ----------  ----------
(Loss) applicable to common stock.............................................  $  (12,549) $  (30,592) $   (6,845)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
(Loss) per share of common stock:
  Continuing operations.......................................................  $    (0.32) $    (0.38) $    (0.11)
  Discontinued operations.....................................................       (0.94)      (1.78)      (0.27)
  Extraordinary item -- (loss) on early extinguishment of debt................       (0.14)     --          --
                                                                                ----------  ----------  ----------
    Net (loss) per share of common stock......................................  $    (1.40) $    (2.16) $    (0.38)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 1995

                                                                                          9% CUMULATIVE
                                                                           CAPITAL         CONVERTIBLE
                                                        COMMON STOCK          IN         PREFERRED STOCK
                                                     -------------------    EXCESS     --------------------     ACCUMULATED
                                                       SHARES     AMOUNT    OF PAR      SHARES      AMOUNT        DEFICIT
                                                     ----------   ------   --------    --------    --------    -------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at April 30, 1992.........................    8,496,712   $ 850    $26,722        5,177    $ 5,177     $    (26,064)
Compensation expense related to stock options.....                           1,393
Dividends on preferred stock......................                                                                     (454)
Shares issued for directors' fees.................                              10
Receivable from stockholder.......................
Issuance of stock in subsidiary...................                           1,776
Shares issued in connection with the
 Reorganization of European Display Technologies
 Joint Venture....................................      178,572      17      1,234
Shares issued in connection with the early
 extinguishment of debt...........................      787,212      79      7,162
Shares issued pursuant to employment agreements...                             (54)
Issuance of 9% cumulative convertible preferred
 stock............................................                                        2,500      2,500
Acquisition of American Menu Display, Inc.........       34,801       4        331
Exercise of stock options.........................       55,000       5        141
Conversion of convertible notes...................      525,872      53      2,002
Conversion of convertible preferred stock.........      357,753      36      2,964       (3,000)    (3,000)
Shares issued in connection with the early
 extinguishment of debt...........................                             280
Net (loss) for the year ended April 30, 1993......                                                                  (12,095)
                                                     ----------   ------   --------    --------    --------    -------------
Balance at April 30, 1993.........................   10,435,922   $1,044   $43,961        4,677    $ 4,677     $    (38,613)
                                                     ----------   ------   --------    --------    --------    -------------


                                                       TREASURY STOCK         RECEIVABLE
                                                    --------------------         FROM
                                                     SHARES      AMOUNT      STOCKHOLDERS       TOTAL
                                                    --------    --------    --------------    ---------

Balance at April 30, 1992.........................   (96,514)   $  (409)            $(409)    $   5,867
Compensation expense related to stock options.....                                                1,393
Dividends on preferred stock......................                                                 (454)
Shares issued for directors' fees.................     7,787         32                              42
Receivable from stockholder.......................                                     95            95
Issuance of stock in subsidiary...................                                                1,776
Shares issued in connection with the
 Reorganization of European Display Technologies
 Joint Venture....................................                                                1,251
Shares issued in connection with the early
 extinguishment of debt...........................                                                7,241
Shares issued pursuant to employment agreements...    12,500         54
Issuance of 9% cumulative convertible preferred
 stock............................................                                                2,500
Acquisition of American Menu Display, Inc.........                                                  335
Exercise of stock options.........................                                                  146
Conversion of convertible notes...................                                                2,055
Conversion of convertible preferred stock.........
Shares issued in connection with the early
 extinguishment of debt...........................    40,000        170                             450
Net (loss) for the year ended April 30, 1993......                                              (12,095)
                                                    --------    --------            -----     ---------
Balance at April 30, 1993.........................   (36,227)   $  (153)            $(314)    $  10,602
                                                    --------    --------            -----     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                    FOR THE THREE YEARS ENDED APRIL 30, 1995

                                                                           9% CUMULATIVE          8.5% CUMULATIVE
                                                                            CONVERTIBLE             CONVERTIBLE
                                     COMMON STOCK          CAPITAL        PREFERRED STOCK         PREFERRED STOCK
                                 --------------------     IN EXCESS     --------------------    --------------------    ACCUMULATED
                                  SHARES      AMOUNT       OF PAR        SHARES      AMOUNT      SHARES      AMOUNT       DEFICIT
                                 --------    --------    -----------    --------    --------    --------    --------   -------------
                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at April 30, 1993.....   10,435,922  $ 1,044        $43,961        4,677    $ 4,677           --         --       $(38,613)
Compensation expense related
 to stock options.............                                   72
Compensation expense related
 to restricted stock grants...                                  347
Dividends on preferred
 stock........................                                                                                               (414)
Issuance of stock in
 subsidiary...................                                   27
Shares issued pursuant to
 employment agreements........      4,974                        48
Exercise of stock options.....    298,905         30            966
Exercise of warrant...........     50,000          5            145
Conversion of convertible
 notes........................     82,403          8            308
Issuance of 8.5% cumulative
 convertible preferred
 stock........................                                 (300)                               5,000      5,000
Conversion of convertible
 preferred stock..............    553,884         55          3,445       (2,000)    (2,000)      (1,500)    (1,500)
Shares issued in connection
 with the early extinguishment
 of debt......................     15,715          2            179
Shares issued for directors'
 fees.........................                                  (10)
Acquisition of Alpine
 PolyVision, Inc. minority
 interest.....................   2,164,099       217         19,260
Acquisition of Superior
 Telecommunications, Inc......   4,467,610       447         41,145
Net (loss) for the year ended
 April 30, 1994...............                                                                                            (30,178)
                                 --------    --------    -----------    --------    --------    --------    --------   -------------
Balance at April 30, 1994.....   18,073,512  $ 1,808        $109,593       2,677    $ 2,677        3,500    $ 3,500       $(69,205)
                                 --------    --------    -----------    --------    --------    --------    --------   -------------


                                   TREASURY STOCK        RECEIVABLE
                                --------------------        FROM
                                 SHARES      AMOUNT      STOCKHOLDER          TOTAL
                                --------    --------    -------------       ---------

Balance at April 30, 1993.....   (36,227)   $  (153)    $    (314)          $  10,602
Compensation expense related
 to stock options.............                                                     72
Compensation expense related
 to restricted stock grants...                                                    347
Dividends on preferred
 stock........................                                                   (414)
Issuance of stock in
 subsidiary...................                                                     27
Shares issued pursuant to
 employment agreements........                                                     48
Exercise of stock options.....                                                    996
Exercise of warrant...........                                                    150
Conversion of convertible
 notes........................                                                    316
Issuance of 8.5% cumulative
 convertible preferred
 stock........................                                                  4,700
Conversion of convertible
 preferred stock..............
Shares issued in connection
 with the early extinguishment
 of debt......................                                                    181
Shares issued for directors'
 fees.........................    21,716         92                                82
Acquisition of Alpine
 PolyVision, Inc. minority
 interest.....................                                                 19,477
Acquisition of Superior
 Telecommunications, Inc......                                                 41,592
Net (loss) for the year ended
 April 30, 1994...............                                                (30,178)
                                --------    --------        -----           ---------
Balance at April 30, 1994.....   (14,511)   $   (61)    $    (314)          $  47,998
                                --------    --------        -----           ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                    FOR THE THREE YEARS ENDED APRIL 30, 1995

                                                                      9% CUMULATIVE        8% CUMULATIVE        8.5% CUMULATIVE
                                                                       CONVERTIBLE          CONVERTIBLE           CONVERTIBLE
                                                                     PREFERRED STOCK         PREFERRED          PREFERRED STOCK
                                    COMMON STOCK         CAPITAL                               STOCK
                                ---------------------   IN EXCESS   -----------------   --------------------   -----------------
                                  SHARES      AMOUNT     OF PAR     SHARES    AMOUNT     SHARES      AMOUNT         SHARES
                                -----------  --------   ---------   -------   -------   ---------   --------        ------
                                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Balance at April 30, 1994.....   18,073,512  $ 1,808    $109,593     2,677    $2,677           --         --              3,500
Compensation expense related
 to stock options and
 grants.......................      114,579       11         377
Dividends on preferred
 stock........................
Foreign currency
 translation..................
Conversion of convertible
 preferred stock..............      140,000       14         736      (750)     (750)
Conversion of convertible
 notes........................        7,165        1          40
Exercise of stock options.....       93,885        9         247
Shares issued for directors'
 fees.........................                                21
Purchase of treasury stock....
Exchange of common stock for
 preferred stock..............   (1,000,000)    (100)     (7,900)                         160,000      8,000
Acquisition of Adience,
 Inc..........................                                                             82,267      4,113
Repurchase of preferred
 stock........................                                                             (5,787)      (290)
Net (loss) for the year ended
 April 30, 1995...............
                                -----------  --------   ---------   -------   -------   ---------   --------            -------
Balance at April 30, 1995.....   17,429,141  $ 1,743    $103,114     1,927    $1,927      236,480   $ 11,823              3,500
                                -----------  --------   ---------   -------   -------   ---------   --------            -------
                                -----------  --------   ---------   -------   -------   ---------   --------            -------


                                                              FOREIGN         TREASURY STOCK       RECEIVABLE
                                            ACCUMULATED      CURRENCY      --------------------       FROM
                                 AMOUNT       DEFICIT       TRANSLATION     SHARES      AMOUNT     STOCKHOLDER     TOTAL
                                --------   -------------   -------------   ---------   --------   -------------   --------

Balance at April 30, 1994.....  $ 3,500    $    (69,205)             --      (14,511)      $(61)  $     (314   )  $ 47,998
Compensation expense related
 to stock options and
 grants.......................                                                                                         388
Dividends on preferred
 stock........................                     (801)                                                              (801)
Foreign currency
 translation..................                                      144                                                144
Conversion of convertible
 preferred stock..............
Conversion of convertible
 notes........................                                                                                          41
Exercise of stock options.....                                                                                         256
Shares issued for directors'
 fees.........................                                                10,221         43                         64
Purchase of treasury stock....                                              (229,000)    (1,211)                    (1,211)
Exchange of common stock for
 preferred stock..............
Acquisition of Adience,
 Inc..........................                                                                                       4,113
Repurchase of preferred
 stock........................                                                                                        (290)
Net (loss) for the year ended
 April 30, 1995...............                   (6,044)                                                            (6,044)
                                --------   -------------   -------------   ---------   --------      ------       --------
Balance at April 30, 1995.....   $3,500    $    (76,050)   $        144     (233,290)   $(1,229)  $    (314)      $ 44,658
                                --------   -------------   -------------   ---------   --------      ------       --------
                                --------   -------------   -------------   ---------   --------      ------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED APRIL 30,
                                                                                  --------------------------------
                                                                                    1993        1994       1995
                                                                                  ---------  ----------  ---------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  (Loss) from continuing operations.............................................  $  (2,456) $   (4,895) $  (1,176)
  Adjustments to reconcile (loss) to net cash provided by (used for) operations:
    Depreciation and amortization...............................................        960       4,425      6,169
    Amortization of deferred financing and accretion of debt discount...........        313         232        885
    Inducement charges for debt conversions.....................................        419          23     --
    Compensation expense related to stock options and grants....................        870         497        388
    Other, net..................................................................      1,233         628         30
  Change in assets and liabilities, net of effects from companies acquired:
    Accounts receivable.........................................................        646      (3,409)    (8,001)
    Inventories.................................................................       (181)      2,157     (3,164)
    Other current assets........................................................        (55)         31       (659)
    Other assets................................................................        (59)        (95)    (2,126)
    Accounts payable and accrued expenses.......................................        668        (219)    11,123
    Other long-term liabilities.................................................        (10)        224       (288)
                                                                                  ---------  ----------  ---------
  Cash provided by (used for) continuing operations.............................      2,348        (401)     3,181
                                                                                  ---------  ----------  ---------
  (Loss) from discontinued operations...........................................     (8,377)    (25,236)    (4,868)
  Depreciation and amortization.................................................        728       1,032        746
  Loss recognized on purchase of R&D and other related charges..................      2,847      21,312     --
  Increase (decrease) in net assets.............................................        943         (74)       (11)
                                                                                  ---------  ----------  ---------
  Cash (used for) discontinued operations.......................................     (3,859)     (2,966)    (4,133)
                                                                                  ---------  ----------  ---------
  Cash (used for) operating activities..........................................     (1,511)     (3,367)      (952)
                                                                                  ---------  ----------  ---------

Cash flows from investing activities:
  (Purchases) sales of long-term investments, net...............................     (3,034)     --            566
  Capital expenditures for continuing operations................................       (422)     (1,565)    (2,275)
  Capital expenditures for discontinued operations..............................     (1,946)       (397)      (360)
  Acquisitions, net of cash acquired............................................       (273)    (19,197)       802
  (Investment in) proceeds from sale of marketable securities...................         51      (1,268)       477
  Restricted cash...............................................................      1,750      --         --
  Other.........................................................................     --          --           (442)
                                                                                  ---------  ----------  ---------
  Cash (used for) investing activities..........................................     (3,874)    (22,427)    (1,232)
                                                                                  ---------  ----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                                       YEAR ENDED APRIL 30,
                                                                                ----------------------------------
                                                                                   1993        1994        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)

Cash flows from financing activities:
  Short-term borrowings (repayments)..........................................      (3,816)       (118)     20,685
  Borrowings under revolving credit facilities, net...........................      --           7,271      (1,530)
  Term loan and lease finance borrowings of continuing operations.............      --          17,034         636
  Term loan borrowings of discontinued operations.............................       1,611         690      --
  Term loan repayments of continuing operations...............................        (613)     (3,771)     (3,408)
  Term loan repayments of discontinued operations.............................          (8)        (54)        (70)
  Proceeds from exercise of stock options.....................................         146       1,072         256
  Minority investments in subsidiaries........................................         112          27      --
  Issuance of preferred stock, net............................................       2,500       4,278      --
  Dividends on preferred stock................................................        (454)       (414)       (505)
  Purchase of treasury shares.................................................      --          --          (1,211)
  Other.......................................................................      --          --             370
                                                                                ----------  ----------  ----------
Cash provided by (used for) financing activities..............................        (522)     26,015      15,223
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................      (5,907)        221      13,039
Cash and cash equivalents at beginning of year................................       8,193       2,286       2,507
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    2,286  $    2,507  $   15,546
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Supplemental Disclosures:
  Interest paid...............................................................  $    1,782  $    1,579  $    5,615
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Noncash investing and financing activities:
  Exchange and conversion of preferred stock..................................  $    3,000  $    3,500  $      140
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Shares issued in connection with the acquisition of a minority
   interest in Alpine PolyVision, Inc.........................................              $   19,477
                                                                                            ----------
                                                                                            ----------
  Shares issued in connection with the purchase of the R&D partnership
   interest in European Display Technologies, ("EDT").........................              $    1,251
                                                                                            ----------
                                                                                            ----------
  Shares of Alpine PolyVision, Inc. issued in connection with the purchase of
   the R&D partnership interest in EDT........................................              $    1,664
                                                                                            ----------
                                                                                            ----------
  Preferred stock issued in exchange for common stock.........................                          $    8,000
                                                                                                        ----------
                                                                                                        ----------
  Acquisition of businesses:
    Assets, net of cash acquired..............................................              $   93,018  $  107,837
    Common stock issued.......................................................                 (41,592)
    Preferred stock issued....................................................                              (4,113)
    Contingent consideration..................................................                              (5,733)
    Liabilities assumed.......................................................                 (32,229)    (98,793)
                                                                                            ----------  ----------
    Net cash paid (received)..................................................              $   19,197  $     (802)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Conversion of notes and exchange of debentures:
    Conversions and retirements of debt.......................................  $    7,340  $      625  $       38
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Fair value of common stock issued.........................................  $    8,876  $      674  $       41
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. and all its subsidiaries (collectively, "Alpine," unless the context otherwise requires). All significant intercompany accounts and transactions have been eliminated.

    CONTRACT REVENUE RECOGNITION

    Revenues related to long-term contracts are recognized by the percentage of completion method measured on the basis of costs incurred to estimated total costs which approximates contract performance to date. The estimated sales value of completed performance under certain government fixed-priced engineering contracts in process is recognized pursuant to achievement of certain contractual milestones which approximates the percentage of completion, cost to cost method. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss.

    CASH AND CASH EQUIVALENTS

    Alpine considers all highly liquid investments purchased with a maturity at acquisition of 90 days or less to be cash equivalents.

    INVENTORIES

    Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost or market, using the first-in, first-out (FIFO) or average cost method. Inventoried costs relating to long-term contracts and programs are stated at actual production cost, including factory overhead, initial tooling and other related nonrecurring costs, reduced by the cost of revenue recognized and units delivered or milestones completed. The costs attributed to units delivered under long-term contracts and programs are based on the average cost per unit of production. Included in the accompanying consolidated balance sheet are inventories relating to contracts and programs having production cycles longer than one year.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Building and improvements.............................  5-32 years
Machinery and equipment...............................  2-12 years

    Maintenance and repairs are charged to expense as incurred. Long term improvements are capitalized as additions to property, plant and equipment. Upon retirement, or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL AND OTHER INTANGIBLES

    The excess of the purchase price over the net identifiable assets of businesses acquired by Alpine is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill and other intangibles at April 30, 1994 and 1995 was $557,000 and $2,338,000 respectively. Alpine periodically reviews goodwill and other intangibles to assess recoverability following the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this statement had no effect on Alpine's consolidated financial position or results of operations as of or for the year ended April 30, 1995. During fiscal 1994, Alpine expensed $1,511,000 of unamortized intangible assets relating to a product line which was not forecasted to generate sufficient income to recover the carrying value of such intangible asset. The intangible assets' original estimated life was ten years of which six years had expired.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED FINANCING COSTS

    The costs incurred in connection with certain of Alpine's debt financings are included in the consolidated balance sheet in long-term investments and other assets and are being amortized through the relevant maturity dates of Alpine's outstanding debt.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of Alpine's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

    CONCENTRATIONS OF CREDIT RISK

    Alpine, through Superior Telecommunications Inc. ("Superior"), formerly Superior TeleTec Inc., is principally engaged in the telecommunications wire and cable business and, through Adience, Inc. ("Adience"), in the refractory products business, primarily for the iron and steel, glass and aluminum industries.

    During fiscal 1994 and 1995, sales to the seven regional Bell operating companies and two major independent telephone companies represented 74% and 78%, respectively, of Superior's net sales. At April 30, 1994 and 1995, accounts receivable from these customers were $11,131,000 and $13,993,000, respectively.

    At April 30, 1995, Adience accounts receivable from customers in the iron and steel industry were $10,739,000.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1993 and 1994 consolidated financial statements to conform with the 1995 presentation.

2.  MARKETABLE SECURITIES
    In 1994, Alpine adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments to be recorded at fair value or amortized cost, as appropriate. In accordance with this statement, Alpine has classified its investments in marketable securities as trading securities which are reported at fair value. The adoption of this statement did not have a material impact on Alpine's consolidated financial position or results of operations for the year ended April 30, 1994. Prior to fiscal 1994, Alpine's investments in marketable securities were carried at the lower of cost or market.

3.  INVENTORIES
    The components of inventories are as follows:

                                                               1994       1995
                                                             ---------  ---------
                                                                (IN THOUSANDS)
Raw materials..............................................  $   5,947  $  11,969
Work in process............................................      5,580      8,716
Finished goods.............................................     10,975     14,557
                                                             ---------  ---------
                                                             $  22,502  $  35,242
                                                             ---------  ---------
                                                             ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

4.  PROPERTY, PLANT AND EQUIPMENT, NET
    Property, plant and equipment, net, consists of the following:

                                                               1994       1995
                                                             ---------  ---------
                                                                (IN THOUSANDS)
Land.......................................................  $   1,123  $   2,547
Building and improvements..................................      9,206     16,853
Machinery and equipment....................................     23,893     39,774
                                                             ---------  ---------
                                                                34,222     59,174
  Less: accumulated depreciation...........................      2,548      6,934
                                                             ---------  ---------
                                                             $  31,674  $  52,240
                                                             ---------  ---------
                                                             ---------  ---------

    Depreciation expense related to property, plant and equipment for the years ended April 30, 1993, 1994 and 1995 was $565,000, $2,133,000 and $4,642,000,
respectively.

5.  DISCONTINUED OPERATIONS
    In November 1994, Alpine management adopted a plan to dispose of its information display segment consisting of its interest in Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"). In May 1995, APV and Posterloid were merged (the "PolyVision Merger") into PolyVision Corporation ("PolyVision") (formerly Information Display Technology, Inc.), a subsidiary of Adience (see Note 6).

    Until the date of the PolyVision Merger, 80.3% of the outstanding PolyVision common stock was owned by Adience, and the remainder was publicly owned. Alpine owned 87.2% of the outstanding capital stock of Adience; therefore Alpine's effective ownership of PolyVision was 87.2% of 80%, or 70.0%. Also, until the date of the PolyVision Merger, Alpine owned 98% of the outstanding capital stock of APV and all of the outstanding capital stock of Posterloid.

    Following the PolyVision Merger, Alpine owned 98% of PolyVision's outstanding preferred stock with a liquidation preference of $25,000,000 and 94% of the outstanding PolyVision common stock. At April 30, 1995, the PolyVision common stock had a negative book value of $12,641,000.

    As a result of the PolyVision Merger, Alpine's ownership of the outstanding PolyVision common stock increased from 70.0% to 94%. In accordance with FASB Technical Bulletin 85-5, this increase in equity ownership will be recorded in fiscal 1996 as the acquisition of a minority interest at its estimated fair value of $2,418,000. Because the minority interest was acquired by an Alpine subsidiary issuing stock, and because Alpine subsequently distributed to its stockholders most of the PolyVision common stock owned by it, the excess, estimated to be $1,332,000, of the fair value of the minority interest acquired over the book value of the interests given up in APV and Posterloid, will be added directly to capital surplus.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock (the "PolyVision Spin-Off"). This distribution, when combined with shares of PolyVision common stock to be used as partial consideration in connection with the Adience Acquisition and the retirement of the Adience 11% Senior Secured Notes due 2002 (the "Adience Senior Notes") (see Notes 6 and 9), will result in the ownership by Alpine of less than 20% of the outstanding shares of PolyVision common stock. Accordingly, Alpine will account for its remaining PolyVision common stock investment at its fair value as a security available for sale following the PolyVision Spin-Off. Because the shares of PolyVision common stock to be distributed have a negative book value, Alpine's stockholders' equity will not be reduced by the PolyVision Spin-Off. The aforementioned transaction is a taxable transaction and actual taxes payable, if any, will depend on Alpine's 1996 tax position.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

5.  DISCONTINUED OPERATIONS (CONTINUED)
    The combined historical results of APV and Posterloid for the years ended April 30, 1993, 1994 and 1995 are as follows:

                                                                               YEAR ENDED APRIL 30,
                                                                         --------------------------------
STATEMENT OF OPERATIONS                                                    1993        1994       1995
                                                                         ---------  ----------  ---------
                                                                                  (IN THOUSANDS)
Net sales..............................................................  $   4,211  $    5,108  $   4,918
Operating (loss).......................................................     (8,318)    (25,416)    (4,696)
Net (loss).............................................................     (8,377)    (25,236)    (4,868)

    At October 31, 1994, Alpine recorded a $3,000,000 pretax provision to reflect management's estimate of operating losses through the disposition date, largely in connection with research and development expenditures at APV. The fiscal 1995 net loss includes a benefit for income taxes of $122,000.

    The net assets of APV and Posterloid as of April 30, 1994 and 1995, have been included in the consolidated balance sheets in long-term investments and other assets (see Note 7).

6.  ACQUISITIONS

    ADIENCE

    On December 21, 1994, Alpine acquired from certain stockholders of Adience 82.3% of its outstanding common stock (the "Adience Acquisition"). At April 30, 1995, Alpine, which had previously purchased 4.9% of Adience's common stock, owned 87.2% of Adience's outstanding common stock.

    Consideration paid in the Adience Acquisition consisted of 82,267 shares of a new series of Alpine's 8% cumulative convertible senior preferred stock ("8% Preferred Stock") with a liquidation preference of $50 per share (see Note 17) and 170,615 shares of post-merger PolyVision common stock. The PolyVision stock delivered by Alpine to the Adience stockholders is subject to a consideration reset. The consideration reset requires Alpine to deliver to the selling stockholders an amount equal to the 170,615 shares of PolyVision common stock multiplied by the difference, if any, between $33.60 and the greater of the average closing price for PolyVision common stock on each of the 20 trading days preceding August 1, 1995 and $11.25 per share. The consideration reset will be payable, at the option of Alpine, in either 8% Preferred Stock or PolyVision common stock, or a combination thereof. Accordingly, the estimated deferred consideration has been reflected in the accompanying consolidated balance sheet as a noncurrent liability, "Adience Acquisition obligation," of approximately $5,733,000 (170,615 shares multiplied by $33.60 per share) at April 30, 1995.

    A summary of the consideration paid and estimated to be paid for the Adience Acquisition is as follows:

                                                                                    AMOUNT
                                                                                      (IN
                                                                                  THOUSANDS)
Common stock purchased for cash................................................    $   1,058
82,267 shares of 8% Preferred Stock............................................        4,113
Adience Acquisition obligation.................................................        5,733
Expenses associated with the acquisition.......................................        1,500
                                                                                 -------------
                                                                                   $  12,404
                                                                                 -------------
                                                                                 -------------

    The Adience Acquisition has been accounted for using the purchase method and, accordingly, Adience's results of operations have been included in Alpine's consolidated results on a prospective basis from the date of the acquisition. The estimated purchase price for the Adience Acquisition (including expenses) has been allocated to the fair market value of Adience's assets and liabilities as of the Adience

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6.  ACQUISITIONS (CONTINUED)
Acquisition date based on preliminary assumptions and is subject to revision. The excess of the estimated purchase price over the estimated fair market value of identifiable net assets acquired resulted in goodwill of approximately $36,975,000, which is being amortized on a straight line basis over 30 years.

    Prior to the Adience Acquisition, Adience experienced losses from continuing operations (before reorganization items) both pre- and post-emergence under Chapter 11. Management has formulated and is implementing a strategic plan with the following objectives: streamline manufacturing operations, eliminate duplicative costs, discontinue unprofitable product lines, improve marketing efforts, develop and introduce new products and generate sufficient cash from operations, financing or other sources to meet its ongoing obligations over a sustained period. In addition, in conjunction with the acquisition of Adience by Alpine, Alpine has committed to provide Adience up to $3,000,000 through December 31, 1995, to achieve its strategic plan. There can be no assurance however, that such activities will achieve the intended improvement in results of operations or financial position.

    SUPERIOR

    On November 9, 1993, Alpine's stockholders approved an Agreement and Plan of Merger pursuant to which Superior merged into a subsidiary of Alpine. Alpine paid approximately $19,200,000 in cash (including approximately $2,200,000 in merger-related expenses), issued 4,467,610 shares of its common stock (subject to adjustments for redemption of fractional shares) and assumed existing Superior stock options as consideration for the merger.

    The merger was accounted for using the purchase method and, accordingly, Superior's results of operations have been included in Alpine's consolidated results on a prospective basis from the date of the merger. The total purchase price for acquiring Superior (including merger related expenses) amounted to approximately $60,800,000 and has been allocated to the fair market value of Superior's assets and liabilities as of the merger date resulting in goodwill of approximately $29,300,000. Goodwill is being amortized on a straight line basis over 30 years.

    Unaudited condensed pro forma results of operations which give effect to the acquisition of Adience and Superior as if both transactions had occurred on May 1, 1993 are presented below. The pro forma results of operations for the year ended April 30, 1994 include the results of Adience for the 12-month period ended June 30, 1994. Such period reflects the pro forma results of operations post-emergence from Adience's prepackaged bankruptcy plan consummated on June 30, 1993. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6.  ACQUISITIONS (CONTINUED)
results of operations. The allocation of the purchase price for Adience reflected in the consolidated financial statements and in the pro forma information is based on preliminary appraisals and estimations. Accordingly, the final recording of the purchase can be expected to differ from that reflected herein.

                                                                                     PRO FORMA
                                                                                    (UNAUDITED)
                                                                               ----------------------
                                                                                  1994        1995
                                                                               ----------  ----------
                                                                               (IN THOUSANDS, EXCEPT
                                                                                 PER SHARE AMOUNTS)
Net sales....................................................................  $  228,930  $  265,394
(Loss) from continuing operations before income taxes........................     (15,120)     (4,951)
(Loss) from continuing operations before extraordinary item..................     (14,509)     (5,299)
(Loss) from discontinued operations..........................................     (25,236)     (4,868)
Net (loss)...................................................................     (39,792)    (10,167)
(Loss) per share of common stock:
  Continuing operations......................................................       (1.08)      (0.35)
  Discontinued operations....................................................       (1.78)      (0.27)
  Extraordinary item -- (loss) on early extinguishment of debt...............      --          --
  Net (loss).................................................................       (2.86)      (0.62)

    SUBSEQUENT EVENT -- ALCATEL ACQUISITION

    On May 11, 1995, Alpine completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"), which was financed with the proceeds of the sale by Superior of $140,000,000 aggregate principal amount of notes (the "Alcatel Acquisition Notes") (see Note 9(a)). The following reflects the preliminary allocation of the purchase price of the net assets of the Alcatel Business based upon the estimated fair values of such assets:

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Estimated acquisition cost.....................................................   $   103,755
Less, historical book value of net assets at May 11, 1995......................       (81,255)
Write-up of property, plant and equipment......................................        (4,945)
Accrual of Alcatel employee relocation and severance costs.....................           500
                                                                                 -------------
Acquisition goodwill (to be amortized over 30 years)...........................   $    18,055
                                                                                 -------------
                                                                                 -------------

    The estimated acquisition cost of $103,755,000 represents (i) $93,000,000 paid in cash to Alcatel NA, (ii) a deferred amount payable to Alcatel NA on August 11, 1995 in the amount of $10,255,000, which amount is subject to adjustment based upon the completion of a closing balance sheet audit, and (iii) acquisition expenses estimated at $500,000.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

7.  LONG-TERM INVESTMENTS AND OTHER ASSETS
    Long-term investments and other assets consist of the following:

                                                                          1994       1995
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Investment in PolyVision (a)..........................................  $   3,600  $  11,202
Investment in real estate (b).........................................      1,033        908
Other assets..........................................................      1,414      4,831
                                                                        ---------  ---------
                                                                        $   6,047  $  16,941
                                                                        ---------  ---------
                                                                        ---------  ---------

------------------------
(a) Reflects the investment in PolyVision, including the net assets of APV and Posterloid (see Note 5).

     After the PolyVision Merger, Alpine's investment in PolyVision consisted of $25,000,000 face amount of PolyVision 8% preferred stock and PolyVision common stock. Following the PolyVision Spin-Off on June 14, 1995, Alpine owned 1,706,836 (20.6%) shares of PolyVision issued and outstanding common stock. PolyVision's common stock closed at $3.75 on June 16, 1995. Alpine expects to further reduce its holding by using 170,615 shares of PolyVision common stock as partial consideration for the Adience Acquisition obligation (see Note 6), and by using 66,802 shares of PolyVision common stock as partial consideration for the retirement of Adience Senior Notes (see Note 9(e)). Alpine may use additional shares of PolyVision common stock in connection with one or both of the aforementioned transactions.

     In connection with the PolyVision Merger, Alpine entered into an agreement with PolyVision pursuant to which Alpine agreed to lend to PolyVision from time to time prior to May 24, 1997, up to $5,000,000 to be used by PolyVision to fund its working capital needs. Borrowings under the agreement will be unsecured and will bear interest at a market rate reflecting Alpine's cost of funds (approximately 11.8% at April 30, 1995). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private equity or debt financing by PolyVision at any time before maturity. Alpine's obligation to lend such funds to PolyVision is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision. Until May 24, 1996, Alpine has additionally agreed to fund PolyVision's working capital deficiencies in an amount not to exceed $2,500,000.

(b) During fiscal 1993, Alpine was obliged to purchase for $2,320,000 a manufacturing facility operated by a former subsidiary of Alpine. During fiscal 1993 and 1994, Alpine recorded a charge of $820,000 and $200,000, respectively, to adjust the property to its estimated net realizable value. During fiscal 1994, Alpine sold the property subject to a nine-year leaseback and an option to repurchase (see Note 9(i)). The sale/leaseback was accounted for as a financing transaction with the property continuing to be recorded as an asset at its depreciated value.

8.  ACCRUED EXPENSES
    Accrued expenses consist of the following:

                                                                          1994       1995
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Accrued wages, salaries and employee benefits.........................  $   2,891  $   5,172
Accrued insurance.....................................................        142      5,673
Other accrued expenses................................................      2,383     14,148
                                                                        ---------  ---------
                                                                        $   5,416  $  24,993
                                                                        ---------  ---------
                                                                        ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT
    Debt consists of the following:

                                                                                                         1995
                                                                                                     AS ADJUSTED
                                                                                                       FOR THE
                                                                                                       ALCATEL
                                                                                1994       1995     ACQUISITION (A)
                                                                              ---------  ---------  --------------
                                                                                         (IN THOUSANDS)
Variable Rate Senior Secured Guaranteed Extendible Revolving Notes, Series A
 (a)........................................................................  $  --      $  --        $   85,000
11% Senior Secured Guaranteed Extendible Notes, Series B (a)................     --         --            55,000
Alcatel Acquisition obligation (a)..........................................     --         --            10,255
13.5% Senior Secured Notes (face value $21,000,000) (b).....................     --         20,790        20,790
13.5% Senior Subordinated Debentures (c)....................................      1,551      1,551         1,551
10% Convertible Senior Subordinated Notes ($1,141,000 and $1,104,000 face
 value at April 30, 1994 and 1995, respectively) (d)........................        759        860           860
Adience 11% Senior Secured Notes due in 2002 (face value $49,079,000) (e)...     --         44,386        44,386
Revolving credit loans (f)..................................................     18,567     29,505        12,972
Term loan (f)...............................................................      7,700      5,386        --
Mortgage loan (g)...........................................................      5,474      5,297         5,297
Subordinated note (h).......................................................      2,954      2,469         2,469
Lease finance obligations (i)...............................................      6,063      5,967         5,967
Other.......................................................................        677      2,968         2,968
                                                                              ---------  ---------  --------------
  Total debt................................................................     43,745    119,179       247,515

  Less: Short-term borrowings and current portion...........................      2,217     35,157        45,412
                                                                              ---------  ---------  --------------
       Long-term debt.......................................................  $  41,528  $  84,022    $  202,103
                                                                              ---------  ---------  --------------
                                                                              ---------  ---------  --------------

    The fair value of Alpine's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities. At April 30, 1995, the fair value of Alpine's debt, as adjusted for the Alcatel Acquisition, is estimated to be $252,222,000.

    The aggregate maturities of long-term debt for the five years subsequent to April 30, 1995, as adjusted for the Alcatel Acquisition, are as follows:

FISCAL YEAR
---------------------------------------------------------------------     AMOUNT
                                                                       -------------
                                                                            (IN
                                                                        THOUSANDS)
1996.................................................................   $    45,412
1997.................................................................         4,752
1998.................................................................       141,420
1999.................................................................         1,137
2000.................................................................           503

        (a) In connection with the Alcatel Acquisition (see Note 6), Superior sold $140,000,000 aggregate principal amount of Alcatel Acquisition Notes. Two series of these Alcatel Acquisition Notes were issued: $85,000,000 of Variable Rate Senior Secured Guaranteed Extendible Revolving Notes, Series A, due 1997 (the "Series A Senior Notes") and $55,000,000 aggregate principal amount of 11% Senior Secured Guaranteed Extendible Notes, Series B, due 1997 (the "Series B Senior Notes"). The Series A and B Senior Notes are guaranteed by Alpine and certain of its subsidiaries. The Alcatel Acquisition Notes will mature on the second anniversary of their issuance, except that the maturity date may be

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
    extended up to two times for a period of six months per extension at the option of Superior. The Series A Senior Notes bear interest equal to the prime rate plus 1.5% per annum prior to any extension. The Series B Senior Notes bear interest at the rate of 11% per annum during the first six months following their issuance, increasing by 0.5% for each succeeding six-month period. During any extension period, the interest rate on the Series A Senior Notes will be the prime rate plus 3% and the interest rate on the Series B Senior Notes will be 14%. The Alcatel Acquisition Notes are secured by substantially all of the assets of Superior and the Alcatel Business. The proceeds of $140,000,000, net of an estimated $4,600,000 in transaction expenses, was used as follows, (1) $93,000,000 was paid in cash to Alcatel NA, (2) an estimated $500,000 was paid in Alcatel Acquisition-related transaction expenses, and (3) $22,572,000 ($21,919,000 outstanding at April 30, 1995) was used to retire Superior debt. The remaining proceeds of $19,328,000 were available to Superior for working capital and general corporate purposes. The Alcatel Acquisition obligation represents the estimated final acquisition payment and is subject to adjustment based upon the completion of a closing balance sheet audit (see Note 6).

        (b) On January 6, 1995, Alpine issued $21,000,000 face amount of 13.5% Senior Secured Notes due January 5, 1996 (the "Alpine 13.5% Senior Notes") . The Alpine 13.5% Senior Notes are secured by the pledge of shares of PolyVision preferred stock owned by the Company. The Alpine 13.5% Senior Notes were issued at a discount of 1.5%, which will be accreted as a charge to interest expense through maturity.

        (c) The 13.5% Senior Subordinated Debentures due October 1, 1996 (the "Alpine 13.5% Debentures") pay interest semi-annually on April 1 and October 1 of each year. Alpine may redeem the Debentures at a stipulated redemption price which includes applicable prepayment premiums. During fiscal 1994, Alpine exchanged $135,000 of the Alpine 13.5% Debentures plus related accrued interest for 15,715 shares of Alpine common stock. During fiscal 1993, Alpine exchanged $6,010,000 of the Alpine 13.5% Debentures plus related accrued interest for 787,212 shares of Alpine common stock. These transactions resulted in an extraordinary loss of $1,262,000 and $47,000 in fiscal 1993 and 1994, respectively.

        (d) The Convertible Senior Subordinated Notes due July 31, 1996 pay interest semi-annually on January 31 and July 31 of each year and are convertible into Alpine common stock through July 31, 1996 at a conversion price of $6.23 per share. The original issue discount is added to the recorded amount through maturity utilizing the effective interest method. During fiscal 1995, holders of $29,500 recorded amount ($37,750 face amount) exchanged such notes for 7,165 shares of Alpine common stock. During fiscal 1994, holders of $498,000 recorded amount ($833,750 face amount) exchanged such notes for 133,886 shares of Alpine common stock. During fiscal 1993, holders of $1,330,000 recorded amount of Notes ($3,002,500 face amount) exchanged such notes for 525,872 shares of Alpine common stock. Certain of the conversions occurred at prices below the stated conversion price resulting in a charge to other expense of $419,000 and $23,000 in fiscal 1993 and 1994, respectively.

        (e) The Adience 11% Senior Notes are redeemable at the option of Adience after December 15, 1997 and pay interest semi-annually on June 15 and December 15. The Adience Senior Notes are secured by a second lien (to the Adience credit facility -- see (f) below) on the assets of Adience, including the stock of PolyVision currently owned by Adience.

           In connection with the Adience Acquisition in December 1994 (see Note
    6), Alpine entered into a debt exchange agreement with the holders of 89.8% of the Adience Senior Notes whereby Alpine has an agreement to retire $44,089,000 aggregate principal amount ($39,761,000 recorded amount) of the Adience Senior Notes for $35,271,000 in cash, $2,245,000 in value of PolyVision common stock (or,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
    at Alpine's option, 8% Preferred Stock) and 44,916 shares of 8% Preferred Stock having a liquidation preference of $2,245,000, which is convertible into approximately 289,780 shares of Alpine common stock.

        (f) As more fully described below, the revolving credit loans represent borrowings by Superior, DNE Systems, Inc. ("DNE"), formerly DNE Technologies, Inc., and Adience under credit facilities obtained by each entity.

           The Superior credit facility includes: (i) a $28,000,000 revolving credit facility (subject to collateral availability) bearing interest at LIBOR plus 2.75% or prime plus 1%, and (ii) a term loan with an outstanding balance of $5,386,000 at April 30, 1995. Both the revolving credit facility and the term loan were repaid by Superior from the proceeds of the Alcatel Acquisition Notes (see (a) above).

           The Adience credit facility may not exceed $14,000,000 or available collateral (85% of eligible accounts receivable and 30%-50% of eligible inventory). The loan is collateralized by Adience's accounts receivable, inventory, fixed assets, intangible assets and common stock of PolyVision owned by Adience. In addition, PolyVision has guaranteed the Adience line of credit and has pledged as collateral its own accounts receivable, inventory and equipment. Interest on the outstanding balance is based on 2.5% over the prime rate. Letters of credit issued under the facility totalled $179,000 at April 30, 1995, which reduced the availability under the financing arrangement in a like amount. The facility terminates on September 30, 1995.

           DNE has a bank credit agreement which provides for a revolving facility of up to $3,500,000. Borrowings bear interest at prime plus 1.5% and are collateralized by the accounts receivable and inventory of DNE. The facility expires in June 1996.

        (g) The mortgage loan was made to DNE by the Connecticut Development Authority ("CDA"). The loan is guaranteed by Alpine and collateralized by DNE's real estate, machinery and equipment. The loan is payable March 2002 and is subject to a 20-year amortization schedule. The interest rate is 7.25% through February 28, 1999 and the higher of 7.25% or the yield on U.S. Treasury securities with the same maturity thereafter.

        (h) The subordinated note is payable to the previous owner of DNE and bears interest at prime plus 1.5% (not less than 7% or more than 11% per annum). Through February 1994, 100% of the interest was accrued and added to the principal. From February 1994 to February 1995, 60% of the interest was accrued and added to principal. Thereafter, interest is payable semi-annually commencing in August 1995. Principal and deferred interest are required to be paid in eight equal semi-annual installments commencing August 1995.

        (i) The lease finance obligations result from the sale/leaseback of two properties during fiscal 1994 which, because of Alpine's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at April 30, 1995 consist of:
    (a) $5,000,000 related to the sale/leaseback of Superior's manufacturing facility and (b) $967,000 related to the sale/leaseback of a manufacturing facility owned by DNE and sublet to a third party manufacturer.

           The Superior sale/leaseback transaction included a sales price of $5,000,000 and net cash proceeds (after fees and expenses) of $4,500,000. The term of the leaseback is twenty years, with five additional option terms (at Superior's election) of five years each. Superior has a one time option to repurchase the property during the eleventh year of the lease term at the greater of the property's Fair Market Value (as defined in the lease) or $5,000,000 plus related ancillary costs. Annual lease payments are approximately $520,000, and are subject to adjustments based on changes in short-term interest

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
    rates (monthly) and increases in the consumer price index (on a triannual basis). Until the repurchase option expires or is exercised, all lease payments will be reflected as interest expense. The related asset, which is being depreciated over its estimated useful life, has a net carrying value of $7,174,000 as of April 30, 1995 and is classified as property, plant and equipment in the consolidated balance sheet.

           The   DNE  sale/leaseback  transaction  included  a  sales  price  of
    $1,300,000 and a lease term of nine years. Alpine has an option to repurchase the property during the fourth and fifth years of the lease term for $1,300,000 plus ancillary costs; however, the lessor may elect to terminate the lease in lieu of accepting such repurchase offer. Annual lease payments are $169,000 and are subject to annual adjustments based on increases in the consumer price index. As of April 30, 1995, remaining total lease payments amounted to $1,253,000, of which $968,000 will be applied against principal and $285,000 will be recorded as interest expense. The related asset, which is being depreciated over the term of the lease and has a net carrying value of $908,000 as of April 30, 1995, is classified in long-term investments and other assets in the consolidated balance sheet. This property is being sublet under a lease agreement which provides for annual lease payments of $225,000 and expires in 1996.

    Alpine's indentures and credit agreements contain covenants which, among other matters, restrict or limit the ability of Alpine and its subsidiaries to pay dividends and incur indebtedness. Additionally, existing loan covenants, including those relating to the Alcatel Acquisition Notes, contain certain provisions which limit the amount of funds available for transfer to Alpine from its subsidiaries without the consent of certain lenders. At April 30, 1995, approximately $14.7 million was available for dividend payments under the most restrictive of these covenants. Alpine and its subsidiaries must also maintain certain ratios regarding working capital, interest coverage, debt service, leverage and net worth, among other restrictions.

10. (LOSS) PER SHARE
    (Loss) per share is derived by dividing the net (loss) plus preferred stock dividends ($454,000, $414,000 and $801,000 in fiscal 1993, 1994 and 1995, respectively) by the weighted average number of shares of common stock outstanding during the year. The inclusion of common stock equivalents in the calculation of earnings per share would be anti-dilutive in each of the fiscal years presented. For the years ended April 30, 1993, 1994 and 1995 the number of shares used in computing (loss) per share was 8,944,270, 14,156,143 and 17,857,905, respectively.

11. STOCK OPTIONS AND RESTRICTED STOCK PLAN
    Under Alpine's 1987 Long-Term Equity Incentive Plan (the "Plan") 2,000,000 shares of common stock are reserved for issuance. There were 1,054,000 and 1,065,000 shares of common stock available under the Plan for granting of options at April 30, 1994 and 1995, respectively. Participation in the Plan is limited generally to key employees and directors of Alpine. The Plan provides for grants of incentive and non-incentive stock options. In addition to options, the Plan permits the grant of stock appreciation rights (SARs) and phantom stock units (Units). Under the Plan, options are not exercisable in the first year nor after ten years from the date of grant and no option may be granted after December 31, 1996. Where the exercise price of stock options granted under the Plan is less than the market value of Alpine common stock at the date of grant, non-cash compensation expense is recorded based on the difference between the exercise price and market value. This non-cash charge is amortized over the vesting period of the options and is included in selling, general and administrative expense.

    During fiscal 1994, Alpine exchanged options to purchase 482 shares of common stock of a subsidiary for options to purchase 150,000 shares of Alpine common stock at an exercise price of $3.00 per share.

    During fiscal 1994, in conjunction with the merger of Superior (see Note 6), Alpine assumed Superior's obligations with respect to options issued and outstanding prior to the merger, resulting in the conversion of Superior options into options to purchase 268,853 shares of Alpine common stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTIONS AND RESTRICTED STOCK PLAN (CONTINUED)
    During fiscal 1993, Alpine issued 35,500 options to a director of Alpine pursuant to an agreement whereby the director provided consulting services to a subsidiary, as well as 126,000 options to key employees and 70,000 options in connection with certain acquisitions. The option grants resulted in a non-cash compensation charge of $348,000 in fiscal 1993.

    Alpine's 1977 Non-Qualified Stock Option Plan expired according to its terms on December 31, 1986. Outstanding options granted thereunder expire ten years from the date of grant.

    The following table summarizes stock option activity for fiscal 1994 and 1995:

                                                                              SHARES      PRICE RANGE
                                                                            -----------  --------------
Outstanding at April 30, 1993.............................................    1,545,333  $  1.00-$ 9.88
  Exercised...............................................................     (311,405) $  1.00-$ 8.82
  Granted.................................................................      516,500  $  3.00-$12.00
  Superior options assumed................................................      268,853  $  2.88-$ 8.63
  Cancelled...............................................................      (98,000) $  7.50-$10.75
                                                                            -----------
Outstanding at April 30, 1994.............................................    1,921,281  $  2.50-$12.00
  Exercised...............................................................     (193,885) $  1.75-$ 6.77
  Cancelled...............................................................      (11,500) $  6.60-$10.75
                                                                            -----------
Outstanding at April 30, 1995.............................................    1,715,896  $  2.50-$12.00
                                                                            -----------
                                                                            -----------

    At April 30, 1995, 1,373,081 options were exercisable which expire between February 1997 and April 2004. The average exercise price for all outstanding options at April 30, 1995 was $5.77 per share.

    Alpine also has a Restricted Stock Plan under which a maximum of 350,000 shares of Alpine common stock have been reserved for issuance. At April 30, 1995, there are no shares available for issuance. During fiscal 1995, non-cash compensation expense of $388,000 was recorded representing the market value of Alpine common stock amortized over the applicable vesting period related to the grants.

12. POSTRETIREMENT HEALTH CARE BENEFITS
    Superior provides postretirement employee health care benefits for certain employees. The policy provides each employee and spouse, upon reaching normal or early retirement and upon achieving certain minimum service requirements, a fixed monthly benefit for the purchase of Superior-sponsored health care insurance. The amount of the fixed monthly benefit will not be increased in the future, notwithstanding medical-based inflation cost increases.

    The accumulated postretirement health care benefit obligation which is included in long-term liabilities in the accompanying balance sheet, consisted of the following at April 30, 1994 and 1995:

                                                                                         1994       1995
                                                                                       ---------  ---------
                                                                                          (IN THOUSANDS)
Retirees.............................................................................  $     708  $     733
Fully eligible active plan participants..............................................        171        164
Other active plan participants.......................................................        504        596
                                                                                       ---------  ---------
                                                                                       $   1,383  $   1,493
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. POSTRETIREMENT HEALTH CARE BENEFITS (CONTINUED)
    Net periodic postretirement benefit cost includes the following components for 1994 and 1995:

                                                                                          1994        1995
                                                                                          -----     ---------
                                                                                           (IN THOUSANDS)
Service cost for benefits earned.....................................................   $      24   $      45
Interest cost on accumulated postretirement benefit obligation.......................          37         118
                                                                                              ---   ---------
                                                                                        $      61   $     163
                                                                                              ---   ---------
                                                                                              ---   ---------

    An increase in the health care cost trend assumptions would not change the annual exposure or obligation amounts as the employer cost is effectively capped.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% and 8% for fiscal 1994 and 1995, respectively.

13. EMPLOYEE BENEFIT PLANS
    Alpine maintains three 401(k) payroll matching programs, one each for the employees of Superior and Adience and one for the employees of DNE and Alpine. The 401(k) plans match between 15% and 50% of employee contributions up to 6%-8% of annual salary. Alpine's contributions during fiscal 1993, 1994, and 1995 were $181,000, $240,000 and $516,000, respectively.

14. INCOME TAXES
    The provision for taxes on income from continuing operations is comprised of the following:

                                                                                   1993     1994     1995
                                                                                  ------   ------   ------
                                                                                       (IN THOUSANDS)
Federal
  Deferred......................................................................  $ --     $ --     $  122
State
  Current.......................................................................    --         20      316
  Deferred......................................................................    --         48     (148)
Foreign.........................................................................    --       --         58
                                                                                  ------   ------   ------
                                                                                  $ --     $   68   $  348
                                                                                  ------   ------   ------
                                                                                  ------   ------   ------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
    A reconciliation of Alpine's loss from continuing operations before income taxes for financial statement purposes to its Federal taxable loss from continuing operations for the years ended April 30, 1993, 1994 and 1995 is as follows:

                                                                            1993       1994       1995
                                                                          ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Loss from continuing operations before income taxes for financial
 statement purposes.....................................................  $  (2,456) $  (4,827) $    (828)
                                                                          ---------  ---------  ---------
Differences between loss from continuing operations before income taxes for financial statement purposes and taxable loss:
  Permanent differences:
    Amortization of goodwill and other intangible charges...............        395      2,292      1,527
    Net income of foreign subsidiary....................................     --         --           (114)
    Other, net..........................................................        283       (310)       141
  Net changes in temporary differences:
    Stock options and stock grants......................................        725        421        320
    Real estate valuation and related provisions........................        748     (1,682)      (530)
    Sale/leaseback......................................................     --         (1,914)       (10)
    Amortization of intangibles.........................................     --            765        (83)
    Depreciation........................................................       (111)       450      1,097
    Inventory reserves..................................................        152         33     (2,604)
    Other items, net....................................................        (57)      (228)      (227)
                                                                          ---------  ---------  ---------
Net differences.........................................................      2,135       (173)      (483)
                                                                          ---------  ---------  ---------
Taxable loss from continuing operations.................................  $    (321) $  (5,000) $  (1,311)
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    At April 30, 1995, Alpine had unused net operating loss carryforwards of approximately $20,120,000 that can be used to offset future taxable income. These loss carryforwards do not include the Adience pre-acquisition loss carryforwards discussed below. Alpine has unused capital loss carryforwards of approximately $3,530,000 that may be used to offset future capital gains through April 30, 1996. The net operating loss carryforwards expire in various amounts from fiscal year 1997 to 2010 as follows

                                                            OPERATING LOSS
                                                            --------------
                                                            (IN THOUSANDS)
1997......................................................    $    2,781
1998......................................................           354
2003......................................................           871
2004......................................................         3,177
2005......................................................           465
2006......................................................             4
2007......................................................         3,038
2008......................................................        --
2009......................................................         5,379
2010......................................................         4,051
                                                                 -------
                                                              $   20,120
                                                                 -------
                                                                 -------

    Alpine has entered into certain transactions that have resulted in ownership changes under Section 382 of the Internal Revenue Code of 1986 and, thus, on the imposition of annual limitations on the amount of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
future taxable income which may be offset by Alpine's prechange net operating loss carryforward. The unused portion of the annual limitations for any year may be carried forward to increase the annual limitation in succeeding years.

    As further discussed in Note 6, Alpine acquired Adience on December 21, 1994. Accordingly, as of that date, Adience was included in Alpine's consolidated Federal tax return. At December 21, 1994, Adience had net operating loss carryforwards aggregating approximately $19,650,000. Such carryforwards are available to offset Alpine's future consolidated taxable income subject to the imposition of an annual limitation on the amount of taxable income of Alpine which may be offset by net operating loss carryforwards of Adience that were generated prior to December 20, 1994.

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax basis are different from financial statement amounts, and for the expected future tax benefit to be derived from tax loss carryforwards. The statement also requires that a valuation allowance be established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits is dependent on Alpine's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. No assurance can be given that sufficient taxable income will be generated for utilization of the net operating loss carryforwards and reversal of temporary differences.

    Items that result in deferred tax assets (liabilities) and the related valuation allowance at April 30, 1994 and 1995 are as follows:

                                                                                      1994        1995
                                                                                    ---------  ----------
                                                                                       (IN THOUSANDS)
Inventory reserves................................................................  $   1,282  $    1,198
Sale/leaseback....................................................................      1,716       1,923
Accruals not currently deductible for tax.........................................      1,690       6,103
Compensation expense related to unexercised stock options and stock grants........      1,072       1,218
Tax net operating loss carryforwards..............................................      6,164      17,195
Tax capital loss carryforwards....................................................      3,604       1,200
Alternative minimum tax credit carryforwards......................................     --             419
Foreign tax credit carryforwards..................................................     --             275
Depreciation......................................................................     (8,803)    (13,376)
Other.............................................................................        199         780
                                                                                    ---------  ----------
                                                                                        6,924      16,935
Less: Valuation allowance.........................................................     (7,562)    (17,536)
                                                                                    ---------  ----------
                                                                                    $    (638) $     (601)
                                                                                    ---------  ----------
                                                                                    ---------  ----------

    The deferred tax liability of $638,000 and $601,000 at April 30, 1994 and 1995, respectively, relates to the state tax impact of certain temporary differences and is included in other long-term liabilities in the accompanying consolidated balance sheet.

    Alpine's tax returns for years subsequent to 1980 have not been reviewed by the Internal Revenue Service (the "IRS"). Availability of the net operating loss and capital loss carryforwards might be challenged by the IRS upon examination of such returns which could affect the availability of such carryforwards

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
incurred-prior or subsequent to the change in ownership or both. Alpine believes, however, that the IRS challenges that would limit the utilization of net operating loss carryforwards will not have a material adverse effect on Alpine's financial position.

15. COMMITMENTS AND CONTINGENCIES
    Total rent expense under cancelable and non-cancelable operating leases was $354,000, $483,000 and $1,356,000 for the years ended April 30, 1993, 1994 and
1995, respectively.

    At April 30, 1995, future minimum lease payments under non-cancelable operating leases are as follows:

FISCAL YEAR
----------------------------------------------------------------------------      REAL AND
                                                                                  PERSONAL
                                                                                  PROPERTY
                                                                              ----------------
                                                                               (IN THOUSANDS)
1996........................................................................     $      500
1997........................................................................            248
1998........................................................................            154
1999........................................................................            136
2000........................................................................            136
Thereafter..................................................................            215
                                                                                   --------
                                                                                 $    1,389
                                                                                   --------
                                                                                   --------

    Together with various parties, Alpine has been named as a defendant in a lawsuit filed by the State of New York in Federal district court relating to the release of hazardous chemicals at a landfill near Rochester, New York. The State of New York alleges that Alpine, by virtue of its purchase of some (but not all) of the assets of an entity that allegedly disposed of hazardous substances, is liable as a corporate successor under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for the costs of remediation.The total remediation costs for the site have been estimated by the New York Department of Environmental Conservation to potentially be in excess of $14,000,000. Alpine has filed a motion for summary judgment dismissing the case against Alpine. This action is in an early stage, and no determination has yet been made as to either the reasonableness of New York's claim and its cost estimates or as to Alpine's liability, if any, or its share of such remediation costs. Although there can be no assurance that an adverse outcome in this case would not have a material adverse effect on Alpine's consolidated financial position or results of operations, management believes that it has strong defenses to this action and it has indemnification rights with respect to liabilities, if any, relating to this matter from the seller of the assets.

    In February 1992, PolyVision was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At April 30, 1995, environmental accruals amounted to $498,000, which represents management's estimate of the amounts remaining to be incurred in this matter, including

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

    Under the acquisition agreement pursuant to which PolyVision acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to PolyVision, no hazardous material had been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify PolyVision for any losses in excess of $250,000, PolyVision has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by PolyVision in this matter and has received assurance that Adience will honor such claim.

    Adience was recently named as one of many defendants in a class action lawsuit brought in the circuit court of Cook County, Illinois, seeking unstated monetary damages and alleging that products produced by Adience caused certain of its employees, former employees, and such persons' family members to suffer from asbestos-related diseases or an increased risk of developing such diseases. Because the complaint was served upon Adience in late May 1995, Alpine and its counsel have not yet had the opportunity to evaluate fully the validity of such claims or the scope of its potential liabilities and defense costs.

    Alpine is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will not have a material adverse effect upon Alpine's consolidated financial position or results of operations.

16. RELATED PARTY TRANSACTIONS
    In March 1994, Steib & Company, ("Steib"), a New York investment partnership in which two Alpine officers have a majority interest, purchased 5.8% of Adience common stock at a price 20% higher than paid by Alpine for its purchase of 4.9% of Adience common stock in December 1993. In January 1995, following completion of Alpine's purchase of a further 82.3% of Adience common stock, including the common stock owned by Steib, Alpine reimbursed Steib for costs incurred by Steib in connection with its investment in Adience common stock. In connection with these transactions, Steib agreed to terminate a three-year advisory agreement with Adience and voluntarily surrender options to purchase 7.2% of Adience at $1.25 per share.

    Prior to fiscal 1994, certain of the executive officers and directors of Alpine held direct and indirect ownership interests in APV. As a result of an exchange transaction, the equity ownership in APV was converted into Alpine common stock or options to acquire common stock. Pursuant to the exchange transaction, an investment company in which Alpine's Chairman and Chief Executive Officer was the managing general partner, received 907,504 shares of Alpine common stock, and two officers of Alpine received an aggregate 687,554 shares of Alpine common stock and 50,000 options to purchase Alpine common stock for $3.00 per share, all in exchange for their respective APV ownership interest.

    During fiscal 1988, Alpine loaned certain officers $463,000 relating to the exercise of stock options of which $163,000 has been repaid. The unpaid balance, which is deducted from stockholders' equity and is repayable in Alpine common stock, bears interest at prime plus 0.5% and is payable in July 1995.

17. PREFERRED STOCK
    Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. PREFERRED STOCK (CONTINUED)
    At April 30, 1995 Alpine has outstanding 236,480 shares of 8% Preferred Stock, 3,500 shares of 8.5% Cumulative Convertible Senior Preferred Stock ("8.5% Preferred Stock"), 1,750 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock"). The 8% Preferred Stock has a liquidation value of $50 per share while each of the other series has a liquidation value of $1,000 per share. During fiscal 1995, 750 shares of 9% Preferred Stock plus accrued dividends were converted through negotiated conversions for 140,000 shares of Alpine common stock. During fiscal 1994, 1,500 shares of the 8.5% Preferred Stock and 2,000 shares of the 9% Senior Preferred Stock plus accrued dividends were converted through negotiated conversions into 553,884 shares of Alpine common stock. During fiscal 1993, 3,000 shares of 9% Senior Preferred Stock plus accrued dividends were converted through negotiated conversions into 357,753 shares of Alpine common stock.

    The 8.5% Preferred Stock is senior in ranking to Alpine's common stock, 9% Senior Preferred Stock and 9% Preferred Stock. During fiscal 1995, Alpine entered into an agreement whereby the outstanding 8.5% Preferred Stock plus accrued dividends shall be converted into 737,476 shares of Alpine common stock on July 31, 1995 at a conversion price of $5.25 per share of common stock.

    The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock, 8% Preferred Stock and the 9% Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $10 per share, subject to customary adjustments. Alpine may redeem the stock, in whole or in part, at a price equal to the liquidation value (i) during the period commencing three years from and ending on the seventh year after the date of issuance, if for any 30 trading days within a period of 45 consecutive trading days ending five (5) days prior to the date of the notice of such redemption, the market price of Alpine's common stock equals or exceeds one hundred forty percent (140%) of the conversion price, or (ii) subsequent to the seventh year after issuance of the preferred stock.

    On December 21, 1994, Alpine issued 82,267 shares of the 8% Preferred Stock in connection with the acquisition of Adience. On January 6, 1995, Alpine issued a further 160,000 shares of 8% Preferred Stock in exchange for 1,000,000 shares of Alpine's common stock. The 8% Preferred Stock ranks senior to the 9%
Preferred Stock but junior to the issued and outstanding 8.5% Preferred Stock and 9% Senior Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $7.75 (subject to customary adjustment) and may be redeemed by Alpine at $50 per share plus accrued dividends, if any, at any time after the third anniversary of the date of issuance. Alpine reached an agreement with the holders of the 160,000 shares of 8% Preferred Stock issued in the January 6, 1995 exchange that after February 27, 1995, each such holder may exchange the 8% Preferred Stock for shares of Alpine common stock at an amount equal to the liquidation preference divided by 115% of the average trading price of Alpine common stock for the twenty days prior to February 28, 1996, provided that such exchange price will not be less than $3.25 per share nor greater than $8.25 per share.

    The 8.5% Preferred Stock carries 99 votes per share, the 9% senior Preferred Stock carries 100 votes per share and the 8% Preferred Stock are entitled to vote that number of shares into which the shares are initially convertible. Each of the 8.5% Preferred Stock, the 8% Preferred Stock and the 9% Senior Preferred Stock vote as a single class with Alpine's common stock on all matters submitted to stockholders. In addition, holders of the 8.5% Preferred Stock and the 9% Senior Preferred Stock are entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the 8.5% Preferred Stock or the 9% Senior Preferred Stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 8.5% Preferred Stock or the 9% Senior Preferred Stock as to dividends or liquidation preference; or (iii) merge into or consolidate with, or sell all or substantially all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 8.5%
Preferred Stock, 8% Preferred Stock and the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. PREFERRED STOCK (CONTINUED)
    The 9% Preferred Stock is convertible into 83 1/3 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

18. SEGMENT INFORMATION
    Alpine conducts business in three segments: telecommunications wire and cable products (through Superior, acquired in November 1993, and the Alcatel Business, acquired in May 1995); refractories (through Adience, acquired in December 1994); and data communications and electronics (through DNE, acquired in February, 1992).

    The following provides information about each business segment:

                                                                                       YEAR ENDED APRIL 30,
                                                                                 ---------------------------------
                                                                                   1993        1994        1995
                                                                                 ---------  ----------  ----------
                                                                                          (IN THOUSANDS)
Net sales (a):
  Telecommunications wire and cable............................................  $  --      $   46,857  $  136,578
  Refractories.................................................................     --          --          33,650
  Data communications and electronics..........................................     27,897      21,653      27,907
                                                                                 ---------  ----------  ----------
                                                                                 $  27,897  $   68,510  $  198,135
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Operating income (loss):
  Telecommunications wire and cable............................................  $  --      $    1,625  $    8,128
  Refractories.................................................................     --          --             383
  Data communications and electronics..........................................      4,069         (75)      1,710
  Corporate....................................................................     (2,964)     (3,750)     (3,225)
                                                                                 ---------  ----------  ----------
                                                                                 $   1,105  $   (2,200) $    6,996
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Identifiable assets at year end:
  Telecommunications wire and cable............................................  $  --      $   89,687  $   98,785
  Refractories.................................................................     --          --         104,300
  Data communications and electronics..........................................     18,500      15,340      16,820
  Corporate (b)................................................................      9,498       8,769      13,873
                                                                                 ---------  ----------  ----------
                                                                                 $  27,998  $  113,796  $  233,778
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Depreciation and amortization expense:
  Telecommunications wire and cable............................................  $  --      $    1,562  $    3,570
  Refractories.................................................................     --          --           1,670
  Data communications and electronics..........................................        778       2,697         872
  Corporate....................................................................        182         166          57
                                                                                 ---------  ----------  ----------
                                                                                 $     960  $    4,425  $    6,169
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
Capital expenditures:
  Telecommunications wire and cable............................................  $  --      $      420  $    1,388
  Refractories.................................................................     --          --             426
  Data communications and electronics..........................................        422       1,140         394
  Corporate....................................................................     --               5          67
                                                                                 ---------  ----------  ----------
                                                                                 $     422  $    1,565  $    2,275
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

------------------------
(a) (i) Two customers accounted for 26% and 14% of net sales in fiscal 1994 and 30% and 16% of sales in fiscal 1995 in the telecommunications wire and cable segment.
     (ii) Three customers accounted for 31% of net sales in the refractories segment, of which one accounted for 13%.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SEGMENT INFORMATION (CONTINUED)

     (iii) The data communications and electronics segment has historically been dependent on government funding of programs in which it participates.
     Significant changes in the levels of funding for such programs could have a materially adverse effect on the segment. Sales to agencies of the U.S.
     government were 92.9%, 86.4% and 82.3% of net sales of this segment for fiscal 1993, 1994 and 1995, respectively.

(b)  Includes investment in PolyVision and net assets of APV and Posterloid.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                            FISCAL 1994 QUARTER ENDED
                                                        ------------------------------------------------------------------
                                                         JULY 31      OCTOBER 31      JANUARY 31      APRIL 30      YEAR
                                                        ----------   ------------   --------------   ----------   --------
                                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
Net sales.............................................    $  6,308   $     6,170    $    22,016      $   34,016   $ 68,510
Gross profit..........................................       2,689         2,080          2,923           4,568     12,260
Operating income (loss)...............................         225          (501)        (2,857)(b)         933     (2,200)
(Loss) from continuing operations.....................         (96)         (751)        (3,855)           (193)    (4,895)
(Loss) from discontinued operations...................         (81)         (839)       (23,370)(c)        (946)   (25,236)
Extraordinary item--(loss) on early extinguishment of
 debt.................................................         (47)      --             --               --            (47)
                                                        ----------   ------------   --------------   ----------   --------
  Net (loss)..........................................    $   (224)  $    (1,590)   $   (27,225)     $   (1,139)  $(30,178)
                                                        ----------   ------------   --------------   ----------   --------
                                                        ----------   ------------   --------------   ----------   --------
Loss per share of common stock:
  Continuing operations...............................    $  (0.02)  $     (0.08)   $     (0.23)     $    (0.02)  $  (0.38)
  Discontinued operations.............................       (0.01)        (0.08)         (1.38)          (0.05)     (1.78)
  Extraordinary item -- (loss) on early extinguishment
   of debt............................................      --           --             --               --          --
                                                        ----------   ------------   --------------   ----------   --------
  Net (loss)..........................................    $  (0.03)  $     (0.16)   $     (1.61)     $    (0.07)  $  (2.16)
                                                        ----------   ------------   --------------   ----------   --------
                                                        ----------   ------------   --------------   ----------   --------

                                                                           FISCAL 1995 QUARTER ENDED
                                                        ----------------------------------------------------------------
                                                         JULY 31      OCTOBER 31     JANUARY 31     APRIL 30      YEAR
                                                        ----------   ------------   ------------   ----------   --------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)
Net sales.............................................    $ 39,330   $    40,552    $    45,900    $   72,353   $198,135
Gross profit..........................................       5,685         5,278          6,355        11,692     29,010
Operating income......................................       1,888         1,411            840         2,857      6,996
(Loss) from continuing operations.....................         838           249         (1,954)         (309)    (1,176)
(Loss) from discontinued operations...................        (826)       (4,042)(a)     --            --         (4,868)
                                                        ----------   ------------   ------------   ----------   --------
  Net income (loss)...................................    $     12   $    (3,793)   $    (1,954)   $     (309)  $ (6,044)
                                                        ----------   ------------   ------------   ----------   --------
                                                        ----------   ------------   ------------   ----------   --------
Income (loss) per share of common stock:
  Continuing operations...............................    $   0.04   $      0.01    $     (0.12)   $    (0.04)  $  (0.11)
  Discontinued operations.............................       (0.05)        (0.22)       --             --          (0.27)
                                                        ----------   ------------   ------------   ----------   --------
  Net (loss)..........................................    $  (0.01)  $     (0.21)   $     (0.12)   $    (0.04)  $  (0.38)
                                                        ----------   ------------   ------------   ----------   --------
                                                        ----------   ------------   ------------   ----------   --------

------------------------
(a) Includes a $3,000,000 pretax provision for estimated losses through the disposition date.
(b) Includes a non-recurring charge of $1,511,000 representing unamortized intangible costs relating to a product line which was not forecast to generate sufficient income to recover the carrying value of such intangible asset.
(c) Includes a non-cash charge of $21,687,000 related to the acquisition of substantially all of APV's minority equity ownership interest.

                                                                      SCHEDULE I
                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEET

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1994        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
                                                      ASSETS
Current Assets:
  Cash and cash equivalents...............................................................  $    1,830  $   13,299
  Marketable securities...................................................................       1,972       1,495
  Other current assets....................................................................          93         212
                                                                                            ----------  ----------
    Total current assets..................................................................       3,895      15,006
  Advances to subsidiaries................................................................       2,602       7,503
  Investment in consolidated subsidiaries.................................................      44,592      52,053
  Property, plant and equipment, net......................................................          72         114
  Long-term investments and other assets..................................................       1,234       2,738
                                                                                            ----------  ----------
    TOTAL ASSETS..........................................................................  $   52,395  $   77,414
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings...................................................................  $   --      $   20,790
  Current portion of long-term debt.......................................................         150         150
  Accounts payable........................................................................         269         744
  Accrued expenses........................................................................       1,545       2,805
                                                                                            ----------  ----------
    Total current liabilities.............................................................       1,964      24,489
                                                                                            ----------  ----------
Long-term debt, less current portion......................................................       2,433       2,534
                                                                                            ----------  ----------
Adience acquisition obligation............................................................      --           5,733
Stockholders' equity:
  8% Cumulative Convertible Preferred Stock at liquidation value..........................      --          11,823
  9% Cumulative Convertible Preferred Stock at liquidation value..........................       2,677       1,927
  8.5% Cumulative Convertible Preferred Stock at liquidation value........................       3,500       3,500
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: 1994, 18,073,512
   shares; 1995, 17,429,141 shares........................................................       1,808       1,743
  Cumulative translation adjustment.......................................................      --             144
  Capital in excess of par value..........................................................     109,593     103,114
  Accumulated deficit.....................................................................     (69,205)    (76,050)
                                                                                            ----------  ----------
                                                                                                48,373      46,201
Less shares in treasury, at cost:
  1994, 14,511 shares; 1995, 233,290 shares...............................................         (61)     (1,229)
  Receivable from stockholder.............................................................        (314)       (314)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      47,998      44,658
                                                                                            ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY..................................................  $   52,395  $   77,414
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED APRIL 30,
                                                                                ----------------------------------
                                                                                   1993        1994        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
Revenues:
  Interest income.............................................................  $      174  $      105  $      345
  Corporate charges...........................................................       1,440         360         111
                                                                                ----------  ----------  ----------
                                                                                     1,614         465         456
                                                                                ----------  ----------  ----------
Expenses:
  General and administrative..................................................       2,964       3,750       2,992
  Interest expense............................................................       1,666         484       1,661
  Other expense...............................................................       1,539         445         531
                                                                                ----------  ----------  ----------
                                                                                     6,169       4,679       5,184
                                                                                ----------  ----------  ----------
                                                                                    (4,555)     (4,214)     (4,728)
Equity in net (loss) of subsidiaries before extraordinary item................      (6,278)    (25,917)     (1,316)
                                                                                ----------  ----------  ----------
(Loss) before extraordinary item..............................................     (10,833)    (30,131)     (6,044)
Extraordinary item:
  (Loss) gain on early extinguishment of debt.................................      (1,262)        (47)     --
                                                                                ----------  ----------  ----------
  Net (loss)..................................................................  $  (12,095) $  (30,178) $   (6,044)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED APRIL 30,
                                                                                  ---------------------------------
                                                                                    1993        1994        1995
                                                                                  ---------  ----------  ----------
                                                                                           (IN THOUSANDS)
Cash provided by (used for) operating activities:...............................  $    (221) $   (2,566) $   (3,386)
Cash flows from investing activities:
  Repayments of long-term investments...........................................     (2,023)     --          --
  Capital expenditures..........................................................     --              (5)        (67)
  Acquisitions, net of cash acquired............................................     --         (17,000)     (2,424)
  Investment in/sale of subsidiaries............................................     --             773      --
  Proceeds from (investment in) marketable securities...........................         51      (1,268)        477
  Dividends received from subsidiaries..........................................     --          17,610       2,000
  Restricted cash...............................................................      1,750      --          --
  Proceeds from sale of property................................................     --          --             300
                                                                                  ---------  ----------  ----------
Cash (used for) provided by investing activities................................       (222)        110         286
                                                                                  ---------  ----------  ----------
Cash flows from financing activities:
  Short-term borrowings (repayments)............................................     (3,816)       (118)     20,685
  Long-term borrowings..........................................................        433         123      --
  Repayments of long-term borrowings............................................       (457)     --          --
  Dividends on preferred stock..................................................       (454)       (414)       (505)
  Proceeds from stock options exercised.........................................        146       1,072         256
  Changes in intercompany accounts..............................................     (5,359)     (1,809)     (4,656)
  Issuance of preferred stock (net).............................................      2,500       4,700      --
  Purchase of treasury shares...................................................     --          --          (1,211)
                                                                                  ---------  ----------  ----------
Cash provided by (used for) financing activities................................     (7,007)      3,554      14,569
                                                                                  ---------  ----------  ----------
Net increase (decrease) in cash and cash equivalents............................     (7,450)      1,098      11,469
Cash and cash equivalents at beginning of year..................................      8,182         732       1,830
                                                                                  ---------  ----------  ----------
Cash and cash equivalents at end of year........................................  $     732  $    1,830  $   13,299
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------
Supplemental cash flow disclosures:
  Interest paid.................................................................  $   1,345  $      376  $    1,287
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                                   APPENDIX A

                                                                                                      APRIL 30,
                                                                                                 --------------------
                                                                                                   1994       1995
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Long-Term Debt:
Long-term debt consists of:
  13 1/2% Senior Subordinated Notes due October 1, 1996 (a)....................................  $   1,551  $   1,551
  10% Convertible Senior Subordinated Notes due July 31, 1996 ($1,141,000 and $1,104,000 face
   amount at April 30, 1994 and 1995, respectively) (a)........................................        759        860
  Other........................................................................................        273        273
                                                                                                 ---------  ---------
                                                                                                     2,583      2,684
Less, current portion..........................................................................        150        150
                                                                                                 ---------  ---------
                                                                                                 $   2,433  $   2,534
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------
(a)  See Note 10 to Consolidated Financial Statements

    Minimum current maturities of long-term debt outstanding as of April 30, 1995, are as follows:

FISCAL YEAR                                          AMOUNT
--------------------------------------------------  ---------
1995..............................................        150
1996..............................................      2,692
1997..............................................     --
1998..............................................     --

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                         DESCRIPTION                                         PAGE
---------  -------------------------------------------------------------------------------------  ---------
 2(a)      Asset Purchase Agreement, dated as of March 17, 1995 by and among Alatel NA Cable
           Systems, Inc., Alcatel Canada  Wire, Inc. Superior  Cable Corporation and  Superior
           Teletec Inc.  (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995)
 2(b)      Amendment dated May 11, 1995 to  Asset Purchase Agreement by and  among Alcatel NA
           Cable Systems,  Inc., Alcatel  Canada Wire, Inc., Superior Cable Corporation and
           Superior Teletec Inc. (incorporated herein by reference to Exhibit 2 to the
           Current Report of Alpine on Form 8-K dated May 24, 1995)
 2(c)      Agreement and Plan  of Merger,  dated as  of December 21,  1994, as amended, by and among  Information Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT
           Posterloid Acquisition Corp., The Alpine Group,  Inc., Alpine/PolyVision,  Inc. and
           Posterloid  Corporation (incorporated herein  by reference to Exhibit 2 to Amendment
           No. 1 to Alpine's Statement on Schedule 13D relating to its beneficial  ownership of equity securities of Information Display Technology, Inc. dated December 28, 1994)
 2(d)      Amendment to the Agreement and Plan of Merger, dated as of December 21, 1994, by and among Information Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT
           Posterloid Acquisition Corp., The Alpine Group, Inc., Alpine/PolyVision,  Inc. and
           Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment
           No. 2 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology Inc. dated May 5, 1995)
 2(e)      Amended and Restated Stock Purchase Agreement, dated as of October 11, 1994, by and among The Alpine Group, Inc. and certain stockholders of Adience, Inc. ("Adience")
           as listed therein, as amended (incorporated herein by reference to Exhibit 2.1 to the
           Current  Report on Form 8-K of Alpine dated January 5, 1995)
 3(a)*     Certificate of Incorporation of Alpine
 3(b)      Amendment to the Certificate  of Incorporation of  Alpine (incorporated herein  by reference to  Exhibit 3(aa)  of Post-Effective  Amendment No. 1  to the Registration
           Statement on Form  S-3 (Registration No. 33-53434) of Alpine, as filed with the
           Commission on May 12, 1993)
 3(c)      Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative
           Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1989)
 3(d)      Certificate  of the Powers, Designations, Preferences and Rights of the 9% Cumulative
           Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to
           Exhibit 3(c) to the Annual Report on Form 10-K of Alpine for the fiscal year ended
           April 30, 1992 ("1992 10-K"))
 3(e)      Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative
           Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to
           Exhibit 3(e) to the Annual Report on Form 10-K of Alpine for the fiscal year ended
           April 30, 1994)
 3(f)*     Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative
           Convertible Senior Preferred Stock of the Company
 3(g)*     By-laws of Alpine
 4(a)      Indenture, dated as of October 1, 1986, between Alpine and Manufacturers Hanover Trust
           Company ("MHTC"), as trustee, relating to the 13 1/2% Senior Subordinated Debentures due 1996 of the Company (incorporated herein by reference to Exhibit 4 to Amendment
           No.  2 to  the  Registration Statement  on  Form S-1 (Registration No. 33-7709) of
           Alpine, as filed with the Commission on October 3, 1986)

 EXHIBIT
 NUMBER                                         DESCRIPTION                                         PAGE
---------  -------------------------------------------------------------------------------------  ---------
 4(b)*     First Supplemental Indenture to the  above Indenture, dated as of  February 3, 1989, between Alpine  and MHTC, as trustee
 4(c)*     Second  Supplemental Indenture to the above Indenture, dated  as of October 31, 1989, between Alpine and MHTC, as trustee
 4(d)*     Indenture, dated as of October 31, 1989, between  Alpine and IBJ Schroder Bank & Trust
           Company  ("IBJ"), as trustee, relating to the Convertible Secured Senior Subordinated
           Notes due July 31, 1996, of Alpine
 4(e)      First Supplemental Indenture to the above Indenture, dated as of March 28, 1991, between Alpine and IBJ, as trustee (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of Alpine dated April 10, 1991 (the "April 1991 8-K"))
 4(f)      Second Supplemental Indenture to the above Indenture, dated as of April 10, 1992, between Alpine and IBJ, as trustee (incorporated herein by reference to Exhibit 4(f)
           to the 1992 10-K)
 4(g)      Indenture, dated as of June 30, 1993, between Adience, Inc. and IBJ Schroeder Bank &
           Trust Company (incorporated herein by reference to Registration Statement No. 33-72024 of Adience, Inc.)
10(a)      Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit 10.5 to Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5, 1993 (the "S-4 Registration Statement")
10(b)      Amended and Restated 1987 Long Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement)
10(c)      Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and
           Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE
           (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of
           Alpine dated March 2, 1992 (the "March 1992 8-K"))
10(d)      Loan Agreement, dated as of February 13, 1992, by and among Alpine, DNE and the
           Connecticut Development Authority (incorporated herein by reference to Exhibit 3 to the March 1992 8-K)
10(e)      Agreement and Plan of Merger by and between Alpine and Superior TeleTec Inc., dated as of June 17, 1993 and amended on September 24, 1993 (incorporated herein by reference to Exhibit 2 to the S-4 Registration Statement)
10(f)      Exchange Agreement, dated June 17, 1993 by and among Alpine, PV Partners, Suez
           Ventures,  EUROC, and Samuel Montagu Finance (incorporated herein by reference to
           Exhibit 10.1 to the S-4 Registration Statement)
10(g)      Development Agreement between Connecticut Innovations Incorporated and
           Alpine/PolyVision, Inc., dated as of December 9, 1992 (incorporated herein by reference to Exhibit 10(z) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1993 (the "1993 10-K"))
10(h)      Loan Agreement between Connecticut Development Authority and Alpine/PolyVision, Inc.,
           dated as of December 9, 1992 (incorporated herein by reference to Exhibit 10(aa) to the
           1993 10-K)
10(i)      Master  Credit Agreement, dated October 19, 1993 and amended on November 10, 1993, by and  among  Superior TeleTec Transmission Products Inc., as borrower, Alpine, as guarantor, Bank of Boston Connecticut  and Creditanstalt-Bankverein,  as the  banks, and Bank of Boston Connecticut, as the agent (incorporated herein by reference to
           Exhibit 10(a) to the Current Report on Form 8-K of Alpine dated November 24, 1993)

 EXHIBIT
 NUMBER                                         DESCRIPTION                                         PAGE
---------  -------------------------------------------------------------------------------------  ---------
10(j)      Lease Agreement by  and between ALP(TX)  QRS 11-28,  Inc., and Superior  TeleTec
           Transmission  Products, Inc.,  dated as of December 16,  1993 (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of Alpine for
           the Quarter ended January 31, 1994)
10(k)*     Amended and Restated Debt Exchange Agreement, dated as of October 11, 1994, among
           Alpine and certain debtholders of Adience as listed therein (as amended through April 14, 1995)
10(l)      Note Purchase Agreement by and among Alpine, Superior TeleTec, Inc., Superior Cable
           Corporation and Nomura International Trust Company (incorporated herein by reference to Exhibit 3 to Alpine's Current Report on Form 8-K dated May 24, 1995)
10(m)*     Letter  Agreement, dated  May 24,  1995, by and  between Alpine  and PolyVision
           Corporation ("PolyVision") relating to $5,000,000 credit commitment
10(n)*     Letter Agreement, dated  May 24,  1995, by  and between Alpine  and PolyVision relating  to $2,500,000 credit commitment
10(o)*     First  Amendment to Lease Agreement, dated as  of May 10, 1995, by and  between
           ALP (TX) QRS 11-28, Inc. and Superior Teletec Inc.
10(p)*     Amendment to Alpine's 1984 Restricted Stock Plan.
10(q)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and
           Steven S. Elbaum
10(r)*     Amendment to Employment Agreement, dated as  of September 8, 1993, by  and between
           Alpine and Steven  S. Elbaum
10(s)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and
           Bragi F. Schut
10(t)*     Amendment  to Employment Agreement, dated  as of September 8,  1993, by and between
           Alpine and Bragi F. Schut
10(u)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and
           David S. Aldridge
10(v)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and
           James R. Kanely
10(w)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and
           Justin F. Deedy, Jr.
10(x)*     Second Amendment to Lease Agreement, dated  as of July 21, 1995, by and between
           ALP(TX) QRS H-28,  Inc. and Superior Telecommunications Inc.
10(y)*     Loan and Security Agreement, dated as of July 21, 1995, by and between Alpine,
           Shawmut Capital Corporation, Nationsbank of Georgia, N.A., and Creditanstalt
           Corporation Finance, Inc.
10(z)*     Amendment to Employment Agreement, dated as of November 10, 1993, by and between
           Alpine and Justin  F. Deedy, Jr.
10(aa)*    Amendment to Employment Agreement, dated as of November 10, 1993, by and between
           Alpine and David S. Aldridge
10(bb)*    Amendment, dated as of June 30, 1995, to Amended and Restated Debt Exchange Agreement,
           dated as of October 11, 1984, among Alpine and certain debtholders of Adience as listed herein
10(cc)*    Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between
           Adience and IBJ dated as of June 30, 1993
10(dd)*    Amendment to the Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely.
10(ee)*    Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Superior
           Telecommunications Inc., Superior Cable Corporation and Marine Midland Bank ("Marine
           Midland"), as trustee.
10(ff)*    Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland.
21*        List of Subsidiaries
23(a)*     Consent of Arthur Andersen LLP.
27*        Financial Data Schedule

------------------------
*    Filed herewith.