Form 10-K/A
period 1995-04-30
ALPINE GROUP INC /DE/
filed 1995-08-29
CIK 4164

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-1

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED APRIL 30, 1995

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                   ON WHICH REGISTERED
- ------------------                                               -----------------------------
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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The Board of Directors of Alpine consists of three classes of directors, with terms expiring in successive years. Three current directors, Kenneth G. Byers, Jr., Randolph Harrison and Ernest C. Janson, Jr., have been nominated for reelection with terms to expire in 1997 and three current directors, Steven S. Elbaum, James R. Kanely and Bragi F. Schut have been nominated for reelection with terms to expire in 1998. The terms of the remaining two current directors, John C. Jansing and Gene E. Lewis, expire in 1996.


                                       YEAR
                                   FIRST ELECTED                            POSITION WITH ALPINE
           NAME              AGE     DIRECTOR                          AND OTHER BUSINESS EXPERIENCE
- ---------------------------  ---  ---------------  ----------------------------------------------------------------------
Kenneth G. Byers, Jr.......  52        1993        President  and  sole  shareholder  of  Byers  Engineering  Company,  a telecommunications  technical services  firm, for  more than  the past five years. He served as a director of Superior TeleTec Inc. until its merger with and into Alpine in November 1993.
Steven S. Elbaum...........  46        1980        Chairman of  the Board  of Directors  and Chief  Executive Officer  of
                                                   Alpine since 1984. He is also a director of Brandon Systems, Inc., and
                                                   American Drug Company.
Randolph Harrison..........  63        1980        A private investor and consultant to Poten & Partners, Inc., an energy and shipping industry consulting firm, where he was President prior to
                                                   1985.
John C. Jansing............  69        1978        Chairman  of  The  Independent  Election  Corporation  of  America,  a
                                                   shareholder proxy tabulating firm, from  1976 to 1992 and currently  a director  of Vestaur Securities, Inc.  and fourteen Lord Abbett mutual funds.
Ernest C. Janson, Jr.......  72        1987        A partner with Coopers & Lybrand, certified public accountants,  until his retirement in 1985.
James R. Kanely............  54        1993        President  and Chief Operating Officer  of Alpine since November 1993.
                                                   Prior thereto  he  was Chairman  of  the Board,  President  and  Chief
                                                   Executive  Officer of Superior TeleTec Inc.  until its merger with and into Alpine in November 1993.
Gene E. Lewis..............  67        1992        Chairman and  Chief Executive  Officer of  Novecon Technologies,  L.P.
                                                   since  1994, a consultant  to various health  care and venture capital companies from 1989  to 1994. He  is currently a  director of  EDITEK,
                                                   Inc., and American Drug Company.
Bragi F. Schut.............  54        1983        Executive Vice President of Alpine since 1986.


BOARD AND COMMITTEE MEETINGS


    During the fiscal year ended April 30, 1995, the Board held 5 meetings. Each of the nominees (Messrs. Byers, Elbaum, Harrison, Kanely, Janson and Schut) attended at least 75% of the meetings of the Board and meetings of any committees of the Board on which he served that were held during the time he served.


    The Board of Directors has an Executive Committee and standing Compensation and Audit Committees.

    The present members of the Executive Committee are Messrs. Elbaum (who serves as Chairman), Jansing, Kanely and Schut. The Executive Committee exercises all authority of the Board of Directors in the management of Alpine, subject to certain limitations imposed by the General Corporation Law of the State of Delaware.

    The present members of the Compensation Committee are Messrs. Harrison, Jansing and Janson. The principal functions of the Compensation Committee are to administer Alpine's 1987 Long-Term Equity

Incentive Plan and 1984 Restricted Stock Plan and, on behalf of the Board of Directors, to review current and proposed employment arrangements with existing and prospective senior management employees and to review and determine matters pertaining to base and incentive compensation for the Chief Executive Officer and other senior management employees. The Compensation Committee is advised periodically by Hewitt Associates, a nationally recognized, independent compensation and benefits consulting firm. During the fiscal year ended April 30, 1995, the Compensation Committee had 2 meetings.



    The present members of the Audit Committee are Messrs. Byers, Janson and Lewis. The Audit Committee's principal functions are to review Alpine's annual and periodic financial statements, to examine and consider matters relating to the administration and audit of Alpine's accounts and its financial affairs, to recommend the employment of outside auditors and to meet with Alpine's personnel as it deems appropriate to carry out its functions. The Audit Committee met twice during the fiscal year ended April 30, 1995.


EXECUTIVE OFFICERS

    Set forth below is certain information regarding the executive officers of Alpine.


           NAME              AGE                                POSITION WITH ALPINE
- ---------------------------  ---  --------------------------------------------------------------------------------
Steven S. Elbaum...........  46   Chairman of the Board of Directors and Chief Executive Officer since 1984
James R. Kanely............  54   President  and Chief Operating Officer since November 1993. Prior thereto he was
                                  Chairman of the Board, President and Chief Executive Officer of Superior TeleTec
                                  Inc. until its merger with and into Alpine in November 1993.
Bragi F. Schut.............  54   Executive Vice President since 1986
David S. Aldridge..........  41   Chief Financial Officer since  November 1993 and  Treasurer since January  1994.
                                  Prior  thereto he was Chief Financial Officer of Superior TeleTec Inc. until its merger with and into Alpine in November 1993.
Alan J. Nickerson..........  45   Senior Vice  President  from November  1993  until June  1995,  Chief  Financial
                                  Officer  from 1990  to November  1993, Treasurer from  1990 to  January 1994 and
                                  Chief Financial  Officer of  Alpine's former  Industrial Products  and  Services
                                  Group prior to 1990.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Based solely on a review of the reports and representations furnished to Alpine during the last fiscal year, Alpine believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") is in compliance with all applicable filing requirements except that Steven S. Elbaum, Bragi F. Schut and Randolph Harrison each failed to file on a timely basis one required report with respect to one transaction during the 1995 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION


    The following table sets forth certain information with respect to compensation awarded to, earned by or paid during each of Alpine's three fiscal years ended April 30, 1995 to Alpine's Chief Executive Officer and to each of the most highly compensated executive officers of Alpine other than the Chief Executive Officer. No stock options were granted to Alpine's executive officers during the fiscal year ended April 30, 1995.


                           SUMMARY COMPENSATION TABLE


                                                                 LONG-TERM
                              ANNUAL COMPENSATION (1)       COMPENSATION AWARDS
                         ---------------------------------  --------------------
       NAME AND            FISCAL                           RESTRICTED  OPTION
  PRINCIPAL POSITION        YEAR       SALARY      BONUS    STOCK (3)   SHARES     OTHER (4)
- -----------------------  -----------  ---------  ---------  ---------  ---------  -----------
Steven S. Elbaum               1995   $ 275,000  $ 175,000(2)    --       --       $   7,370
 Chairman and Chief            1994     256,785    125,000  $1,350,000    30,000       6,560
 Executive Officer             1993     200,483    107,640     --         80,000      --
James R. Kanely (4)            1995   $ 252,684  $ 150,000     --         --       $  64,475
 President and Chief           1994     116,081     57,292    270,000    100,000      45,079
 Operating Officer
Bragi F. Schut                 1995   $ 172,000  $  75,000(2)    --       --       $  29,115
 Executive Vice                1994     165,532     60,000    250,000     15,000      15,772
 President
 and Secretary                 1993     144,965     55,000     --         50,000       3,349
David S. Aldridge (4)          1995   $ 163,976  $  60,000(2)    --       --       $  45,625
 Chief Financial               1994      69,927     30,000    342,500     50,000       4,133
 Officer
Alan J. Nickerson              1995   $ 151,000     52,851     --         --           4,620
 Senior Vice President         1994     144,752     40,000    275,000     60,000       5,048
                               1993     125,655     37,564     --         50,000       2,876

- ------------------------------
(1) The aggregate dollar value of all perquisites and other personal benefits, securities or property awarded to, earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2) Fiscal 1995 bonuses reflected in the above table represent 50 percent of the bonus amount approved by the Compensation Committee. The remaining 50 percent of the bonus was contingent upon completion of Alpine's acquisition of the US and Canadian copper wire and cable business of Alcatel N.A. Cable Systems, Inc. and Alcatel Canada Wire, Inc. Such transaction was completed in early fiscal 1996.

(3) The dollar value set forth is based on the closing price per share for the Common Stock on the respective dates of grant, $10.00 per share on September 8, 1993, $9.00 per share on November 10, 1993 and $7.00 per share on April 12, 1994. The aggregate number of shares of restricted stock held by each of the named individuals at April 30, 1995 (all of which were granted during the 1994 fiscal year), the value of those holdings and the vesting schedule for continued service are as set forth below. The number of shares set forth for Messrs. Elbaum, Aldridge and Nickerson includes 24,847 shares, 8,342 shares and 5,324 shares, respectively, that have been granted subject to approval by the stockholders of an amendment to Alpine's 1984 Restricted Stock Plan.



                                           STEVEN S.    JAMES R.    BRAGI F.   DAVID S.     ALAN J.
                                            ELBAUM       KANELY       SCHUT    ALDRIDGE    NICKERSON
                                          -----------  -----------  ---------  ---------  -----------
Number of shares                             150,000       30,000      25,000     41,786      30,714
Value at April 30, 1995                    $ 731,250    $ 146,250   $ 121,875  $ 203,707   $ 147,730
Number of shares vesting in
  1995                                        35,000        7,500       6,250      9,607       7,143
  1996                                        35,000        7,500       6,250      9,607       7,143
  1997                                        35,000        7,500       6,250      9,607       7,143
  1998                                        10,000       --          --          3,357       2,142
  1999                                        --           --          --         --          --

(4) The amounts set forth include (i) matching contributions made by Alpine under defined contribution plans of its subsidiaries, (ii) amounts accrued under an unfunded, nonqualified defined benefit plan for the payment of future annuities to Messrs. Kanely and Aldridge ($59,555 and $10,258, respectively) and (iii), with respect to Messrs. Kanely and Schut, the net present value of the vested portion ($61,317 and $33,398, respectively) of an annuity Alpine has agreed to pay to each individual in fifteen equal annual installments ($34,700 and $18,900, respectively) starting when each individual reaches the age of 60 (iv) with respect to Messers Kanely and Aldridge ($22,653.95 and $39,305.20 respectively), a payment pursuant to their employment agreements for federal tax consequences upon vesting of certain restricted stock grants.

(5) The amounts set forth do not include amounts awarded to, earned by or paid to Messrs. Kanely and Aldridge as executives of Superior TeleTec Inc.
      prior to its merger with and into Alpine on November 10, 1993.


             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table presents information for the individuals named above as to the exercise of stock options during the fiscal year ended April 30, 1995 and the number of shares underlying, and the value of, unexercised options outstanding at April 30, 1995:


                             EXERCISES DURING THE FISCAL
                                         YEAR                   NUMBER OF SHARES
                             ----------------------------    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                 VALUE              OPTIONS            IN-THE- MONEY OPTIONS (2)
                                NUMBER OF      REALIZED    --------------------------  --------------------------
           NAME              SHARES ACQUIRED      (1)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- ---------------------------  ---------------  -----------  -----------  -------------  -----------  -------------
Steven S. Elbaum...........        33,333      $  74,999      385,000         15,000    $ 489,250        --
James R. Kanely............        --             --           73,035         75,000    $  42,991        --
Bragi F. Schut.............        --             --          147,500          7,500    $ 147,250        --
David S. Aldridge..........        --             --           42,060         37,500    $  26,456        --
Alan J. Nickerson..........        --             --          206,800          5,000    $ 206,800        --

- ------------------------
(1) Based on a closing price of $5.25 on December 5, 1994, the date of exercise, on the American Stock Exchange.

(2) Based on a closing price of $4.875 on April 28, 1995 on the American Stock Exchange.


COMPENSATION OF DIRECTORS


    Directors who are not employees of Alpine or otherwise compensated by Alpine are entitled to be paid an annual retainer fee of $20,000 per year, together with expenses of attendance, plus $1,000 for each meeting of a committee of the Board attended. Non-employee directors with at least five years of service also receive, upon reaching age 70 and termination of service to Alpine, a retirement benefit of $10,000 per year for 15 years. At each director's election, directors' fees may be payable in shares of Common Stock (based upon the fair market value of the Common Stock at the beginning of each fiscal year). Directors' fees may also be deferred, at the election of each director, pursuant to the Directors' Deferred Compensation Plan and (i) be paid in cash with interest at the prime rate or (ii) be paid in stock based on stock units accumulated under the plan. At April 30, 1994, Alpine had aggregate accrued directors' fees of $55,000, which will be satisfied in shares of the Common Stock.


EMPLOYMENT AGREEMENTS


    Alpine has employment agreements with each of its executive officers. Pursuant to the agreements, Mr. Elbaum serves as Chairman and Chief Executive Officer at an annual salary of $275,000, Mr. Kanely serves as President and Chief Operating Officer at an annual salary of $250,000, Mr. Schut serves as Executive Vice President at an annual salary of $172,000, Mr. Aldridge serves as Chief Financial Officer at an annual salary of $150,000 and Mr. Nickerson served until June 1995 as Senior Vice President at an annual salary of $150,000. The agreements also provide for an annual bonus based upon Alpine's achieving certain performance objectives (which bonus will in no event be less than $125,000 per year for the first two contract years with respect to Mr. Kanely), the one-time grant of stock options and restricted stock, the agreement by Alpine to pay Messrs. Kanely and Schut the fifteen-year annuity described in footnote 4 to the Summary Compensation Table, the indemnification from any income taxes arising from the vesting of the restricted stock and certain other benefits, including medical, dental and other insurance benefits. The agreements with Messrs. Elbaum, Kanely and Schut also provide that they will serve on the Board of Directors of Alpine.

    Each employment agreement is for a term ending upon the occurrence of any of the following events: (i) notification by the executive or Alpine to the other that it desires to terminate the employment agreement, (ii) the death or disability of the executive, (iii) termination by Alpine for "cause" and (iv) termination by the executive for "good reason." "Good reason" includes a change of control of Alpine (defined to mean the acquisition by a person or entity of 20% of Alpine's voting stock) followed by a change of the executive's responsibilities or a termination by Alpine of the executive's employment. In the event an executive terminates his employment for "good reason," he is entitled to receive a severance payment equal to two times (three times with respect to Mr. Elbaum and one and one half times with respect to Mr. Aldridge) his annual bonus and salary for the prior year. In the event of termination of employment under other circumstances, each executive is entitled to varying benefits described in the employment agreements.


            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

    The Compensation Committee is made up of independent outside directors who are neither officers nor employees of Alpine or its subsidiaries. The principal functions of the Compensation Committee are to administer Alpine's 1987 Long-Term Equity Incentive Plan and 1984 Restricted Stock Plan and, on behalf of the Board of Directors, to review current and proposed employment arrangements with existing and prospective senior management employees and to review and determine matters pertaining to base and incentive compensation for the Chief Executive Officer and other senior management employees. In the exercise of its functions, the Compensation Committee is advised periodically by Hewitt Associates, a nationally recognized, independent compensation and benefits consulting firm.

EXECUTIVE COMPENSATION POLICY

    The executive compensation policy is designed to attract and retain highly qualified executive officers, to recognize superior performance and to create a strong link between Alpine performance and executive compensation. Total compensation is intended to be competitive with that paid to highly-qualified executives of companies with a strong entrepreneurially oriented business philosophy and practice more likely to be found in the venture capital and investment banking industry than in traditional manufacturing companies.

    There are three components of executive compensation: (i) base salary and employee benefits applicable to all employees; (ii) annual cash incentive awards; and (iii) long-term incentive awards. Annual incentive awards are intended to link executive pay with performance in areas key to Alpine's short-term operating objectives and successes. Long-term incentive awards are intended to reward the creation of stockholder value and consist of stock options under the 1987 Long-Term Equity Incentive Program and restricted stock grants under the 1984 Restricted Stock Plan. It is the intent of the executive compensation policy to foster the success of Alpine's business strategy and ultimately to drive the creation of stockholder value.

1995 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER AND OTHER EXECUTIVE OFFICERS

    During the 1995 fiscal year, the executive officers of Alpine, including the Chief Executive Officer, received a base salary in accordance with their existing employment agreements. In determining the compensation under these existing agreements, the Compensation Committee had considered (i) data from outside studies and proxy materials regarding compensation of executive officers at comparable companies, (ii) the input of other directors regarding individual performance of each executive officer and (iii) advice from Hewitt Associates.


    In determining the cash bonus paid after the completion of the 1995 fiscal year to each executive officer, including the Chief Executive Officer, the Compensation Committee considered the input of other directors regarding individual performance of each executive officer and the qualitative and quantitative measures of Alpine performance, including (i) the increase in annualized revenues, operation income and improvement in cash flow, (ii) the acquisition of Adience, Inc. ("Adience") and the acquisition of assets significantly strengthening Alpine's copper telephone wire and cable business,
(iii) the strengthening of Alpine's balance sheet and liquidity, (iv) the acquisition of the US and Canadian copper wire and cable business of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc., (v) the decline in the market price per share of the

Common Stock and (vi) the restructuring of Alpine resulting from the merger of Alpine's information display group subsidiaries with a subsidiary of Adience and the subsequent distribution of 70% of the common stock of the surviving entity (PolyVision Inc.) to stockholders of Alpine. The Compensation Committee's consideration of such factors was subjective and informal.


    The foregoing report is submitted by members of the Compensation Committee.

                          Randolph Harrison, Chairman
                            Ernest C. Janson, Jr.

                            John C. Jansing

PERFORMANCE GRAPH

    The following graph compares the yearly percentage change in the cumulative total stockholder return on the Common Stock for each of Alpine's last five fiscal years with the cumulative total return (assuming reinvestment of dividends) of (i) the American Stock Exchange market value index and (ii) a peer group with market capitalization similar to that of Alpine. Alpine compares its stockholder return on the Common Stock with that of issuers with similar market capitalizations, because it cannot reasonably identify a peer group engaged in the same lines of business as Alpine. The returns of each of the peer issuers are weighted on a market capitalization basis at the time of each registered data point.

              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN* OF
        THE ALPINE GROUP, INC., AMEX MARKET VALUE INDEX AND PEER GROUPS

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                        4-90       4-91       4-92       4-93       4-94       4-95
ALPINE GROUP              $ 100      $ 167      $ 305      $ 443      $ 238      $ 186
AMEX MKT VALUE              100        105        114        123        127        139
NEW PEER GROUP              100        101        109        111        128        103
OLD PEER GROUP              100        182        157        188        172        148

                                                                                        CUMULATIVE TOTAL RETURN
                                                                    ----------------------------------------------------------------
                                                                      4/90       4/91       4/92       4/93       4/94       4/95
                                                                    ---------  ---------  ---------  ---------  ---------  ---------
THE ALPINE GROUP, INC.............................................  $     100  $     167  $     305  $     443  $     238  $     186
AMEX MARKET VALUE INDEX...........................................        100        105        114        123        127        139
NEW PEER GROUP....................................................        100        101        109        111        128        103
OLD PEER GROUP....................................................        100        182        157        188        172        148

- ------------------------
* $100 INVESTED ON 4/30/90 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVI-DENDS. FISCAL YEAR ENDING APRIL 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                                      8%
                                                                                                                   PREFERRED
                                                                    COMMON STOCK           9% PREFERRED STOCK        STOCK
                                                              -------------------------  -----------------------  -----------
                                                               NUMBER OF    PERCENT OF   NUMBER OF   PERCENT OF    NUMBER OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                SHARES        CLASS       SHARES       CLASS        SHARES
- ------------------------------------------------------------  -----------  ------------  ---------  ------------  -----------
Steven S. Elbaum ...........................................  1,591,214(1)        9.0%      --           --               99
1790 Broadway
New York, NY 10019-1412
Hermes Imperial Investments, L.P. ..........................  1,424,231           8.0  %    --          --           160,000
237 Park Avenue
Ninth Floor
New York, NY 10017
Herbert T. Kerr ............................................     --            --           --          --            35,905
Pamtom Farm
Vaughn Road
Hudson Falls, NY 12839
Financial Strategic Portfolios, Inc. .......................     --           --             1,000        57.1  %     --
Technology Portfolio
7800 E. Union Avenue
Denver, CO 80237
Connecticut Innovations, Inc ...............................     --           --               500        22.6  %     --
845 Brook Street
Rocky Hill, CT 06067
Patrick W. Allender ........................................     --           --               250        14.3  %     --
5 Holly Leaf Court
Bethesda, MD 20817
The Oregon Equity Fund .....................................     --            --           --          --            --
c/o Froley, Revy Investment Co., Inc.
10900 Wilshire Boulevard
Los Angeles, CA 90024-6594
Kenneth G. Byers, Jr........................................    526,963  (2)        3.0  %
Ernest C. Janson, Jr........................................     26,000         *
Randolph Harrison...........................................     55,877           *
Bragi F. Schut..............................................    475,886  (3)        2.6  %
James R. Kanely.............................................    346,111  (4)        1.9  %
John C. Jansing.............................................    196,333  (5)        1.1  %
Gene E. Lewis...............................................     39,366  (6)      *                                        99
David S. Aldridge...........................................    120,898  (7)      *
All directors and executive officers as a group.............  3,378,651  (8)       19.0  %

                                                               PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                 CLASS
- ------------------------------------------------------------  ------------
Steven S. Elbaum ...........................................           *
1790 Broadway
New York, NY 10019-1412
Hermes Imperial Investments, L.P. ..........................        56.9  %
237 Park Avenue
Ninth Floor
New York, NY 10017
Herbert T. Kerr ............................................        12.8  %
Pamtom Farm
Vaughn Road
Hudson Falls, NY 12839
Financial Strategic Portfolios, Inc. .......................     --
Technology Portfolio
7800 E. Union Avenue
Denver, CO 80237
Connecticut Innovations, Inc ...............................     --
845 Brook Street
Rocky Hill, CT 06067
Patrick W. Allender ........................................     --
5 Holly Leaf Court
Bethesda, MD 20817
The Oregon Equity Fund .....................................      --
c/o Froley, Revy Investment Co., Inc.
10900 Wilshire Boulevard
Los Angeles, CA 90024-6594
Kenneth G. Byers, Jr........................................
Ernest C. Janson, Jr........................................
Randolph Harrison...........................................
Bragi F. Schut..............................................
James R. Kanely.............................................
John C. Jansing.............................................
Gene E. Lewis...............................................             *
David S. Aldridge...........................................
All directors and executive officers as a group.............

- ------------------------------
* Less than one percent

(1) Includes (i) 385,000 shares issuable upon exercise of certain stock options, (ii) 1,262 shares owned by Mr. Elbaum's wife as custodian for their minor son and (iii) 24,847 shares of restricted stock granted subject to approval by the stockholders of the amendment to Alpine's 1984 Restricted Stock Plan.

(2) Includes 361 shares held by Mr. Byers' wife, with respect to which shares Mr. Byers disclaims beneficial ownership.

(3) Includes (i) 147,500 shares issuable upon exercise of certain stock options, (ii) 11,316 shares currently issuable upon conversion of Alpine's Convertible Senior Subordinated Notes held by Mr. Schut, (iii) 950 shares owned by Mr. Schut's wife and (iv) 2,303 shares owned by Mr. Schut as custodian for his minor son.

(4)  Includes 73,035 shares issuable upon exercise of certain stock options.

(5)  Includes 25,000 shares issuable upon exercise of certain stock options.

(6)  Includes 35,500 shares issuable upon exercise of certain stock options.

(7) Includes (i) 42,060 shares issuable upon exercise of certain stock options and (ii) 8,342 shares of restricted stock granted subject to approval by the stockholders of the amendment to Alpine's 1984 Restricted Stock Plan.

(8) Includes (i) 883,005 shares issuable upon exercise of certain stock options, (ii) 11,316 shares currently issuable upon conversion of Alpine's
     Convertible Senior Subordinated Notes, (iii) 3,926 shares with respect to which the officers and directors disclaim beneficial ownership and (iv)
     38,513 shares of restricted stock granted subject to approval by the stockholders of the amendment to Alpine's 1984 Restricted Stock Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Effective as of April 21, 1994, Adience, which became a subsidiary of Alpine in December 1994, entered into an advisory agreement (the "Advisory Agreement") with Steib & Company ("Steib"), a New York general partnership in which Steven
S. Elbaum and Bragi F. Schut, officers and directors of Alpine, are general partners and hold a majority interest. Pursuant to the Advisory Agreement, Steib provided business, financial and strategic advice and planning, and, where necessary, personnel to implement the same, in connection with, among other things, mergers and acquisitions, dispositions, financings and refinancings. Adience agreed to pay Steib a fixed monthly fee of $20,000 in consideration of such services. The nature and type of services performed by Steib under the Advisory Agreement were subject to the approval and supervision of the Board of Directors, the Chairman of the Board and the President of Adience. In addition to the fixed monthly fee, Adience granted to Steib stock options to purchase an aggregate of 1,275,000 shares of common stock of Adience at an exercise price of $1.25 per share, which options were to vest and required exercise annually in equal amounts over a three-year period beginning on April 21, 1995.



    In March 1994, Steib purchased 5.8% of the outstanding shares of common stock of Adience at a price 20% higher than that paid by Alpine for its purchase of 4.9% of the outstanding shares of common stock of Adience in December 1993. In January 1995, following the completion of Alpine's purchase of a further 82.3% of the outstanding shares of common stock of Adience, including the shares of common stock of Adience owned by Steib, Alpine reimbursed Steib in the amount of $923,000 for costs incurred by Steib in connection with its investment in common stock of Adience. In connection with these transactions, Adience terminated the Advisory Agreement with Steib and surrendered the options to purchase common stock of Adience described above. Adience paid Steib $247,000 pursuant to the terms of the Advisory Agreement.



    As of April 30, 1995, Steven S. Elbaum, Chairman and Chief Executive Officer of Alpine, owed Alpine approximately $314,000 consisting primarily of the remaining balance of a $373,000 loan made by Alpine to finance Mr. Elbaum's exercise of employee stock options. The indebtedness, which remained outstanding at April 30, 1995, bears interest at the prime rate plus one half percentage point (as to $300,000) and the prime rate (as to $14,000).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ALPINE GROUP, INC.

Dated: August 28, 1995                    By: /s/ STEVEN S. ELBAUM
                                             -----------------------------------
                                             Steven S. Elbaum
                                             Chairman of the Board and
                                             Chief Executive Officer