Form 10-Q
period 1995-07-31
ALPINE GROUP INC /DE/
filed 1995-09-14
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                       OUTSTANDING AT SEPTEMBER 14,
               CLASS                               1995
-----------------------------------  --------------------------------
   Common Stock, $.10 Par Value                   18,227,377

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                          APRIL 30,
                                                                                                            1995
                                                                                             JULY 31,     ---------
                                                                                               1995
                                                                                            -----------
                                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents...............................................................   $  3,599     $ 15,546
  Marketable securities...................................................................      6,160        1,495
  Accounts receivable (less allowance for doubtful accounts; July, $926; April, $956).....     71,020       41,255
  Inventories.............................................................................     59,119       35,242
  Other current assets....................................................................      6,322        5,347
                                                                                            -----------   ---------
    Total current assets..................................................................    146,220       98,885
Property, plant and equipment, net........................................................     96,821       52,240
Long-term investments and other assets (Note 4)...........................................     31,093       16,941
Goodwill (less accumulated amortization: July, $2,603; April, $2,338).....................     81,971       65,712
                                                                                            -----------   ---------
    TOTAL ASSETS..........................................................................   $356,105     $233,778
                                                                                            -----------   ---------
                                                                                            -----------   ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings...................................................................   $ --         $ 33,135
  Current portion of long-term debt.......................................................      1,864        2,022
  Accounts payable........................................................................     59,405       31,655
  Accrued expenses........................................................................     29,626       24,993
  Deferred purchase obligation............................................................      9,909        --
                                                                                            -----------   ---------
    Total current liabilities.............................................................    100,804       91,805
                                                                                            -----------   ---------
Long-term debt, less current portion......................................................    195,343       84,022
                                                                                            -----------   ---------
Other long-term liabilities...............................................................      4,842        7,560
                                                                                            -----------   ---------
Contingent purchase consideration.........................................................      5,306        5,733
                                                                                            -----------   ---------
Stockholders' equity:
  8% Cumulative convertible preferred stock at liquidation value..........................     14,068       11,823
  9% Cumulative convertible preferred stock at liquidation value..........................      1,927        1,927
  8.5% Cumulative convertible preferred stock at liquidation value........................     --            3,500
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: July, 18,227,377
   shares; April, 17,429,141 shares.......................................................      1,823        1,743
  Capital in excess of par value..........................................................    115,773      103,114
  Cumulative translation adjustment.......................................................       (127)         144
  Accumulated deficit.....................................................................    (80,609)     (76,050)
                                                                                            -----------   ---------
                                                                                               52,855       46,201
Less shares held in treasury, at cost:
  July, 523,948 shares; April, 233,290 shares.............................................     (2,731)      (1,229)
  Receivable from stockholder.............................................................       (314)        (314)
                                                                                            -----------   ---------
    Total stockholders' equity............................................................     49,810       44,658
                                                                                            -----------   ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................   $356,105     $233,778
                                                                                            -----------   ---------
                                                                                            -----------   ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                             ---------------------
                                                                                                1995       1994
                                                                                             ----------  ---------
Net sales..................................................................................  $  128,784  $  39,330
Cost of goods sold.........................................................................     112,456     33,645
                                                                                             ----------  ---------
  Gross profit.............................................................................      16,328      5,685
Selling, general and administrative........................................................       7,902      3,506
Amortization of goodwill...................................................................         673        291
                                                                                             ----------  ---------
  Operating income.........................................................................       7,753      1,888
Interest income............................................................................         745         46
Interest (expense).........................................................................      (7,108)      (998)
Other income...............................................................................         114         21
                                                                                             ----------  ---------
  Income from continuing operations before income taxes....................................       1,504        957
Income tax expense.........................................................................         150        119
                                                                                             ----------  ---------
  Income from continuing operations before extraordinary item..............................       1,354        838
(Loss) from discontinued operations........................................................        (379)      (826)
                                                                                             ----------  ---------
  Income before extraordinary item.........................................................         975         12
Extraordinary (loss) on early extinguishment of debt.......................................      (5,180)    --
                                                                                             ----------  ---------
  Net income (loss)........................................................................      (4,205)        12
Preferred stock dividends..................................................................        (354)      (128)
                                                                                             ----------  ---------
  (Loss) applicable to common stock........................................................  $   (4,559) $    (116)
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Income (loss) per share of common stock:
  Continuing operations....................................................................  $     0.06  $    0.04
  Discontinued operations..................................................................       (0.02)     (0.05)
  Extraordinary (loss) on early extinguishment of debt.....................................       (0.30)    --
                                                                                             ----------  ---------
    Net (loss) per share of common stock...................................................  $    (0.26) $   (0.01)
                                                                                             ----------  ---------
                                                                                             ----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1995
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     9% CUMULATIVE
                                                                                      CONVERTIBLE
                                                       COMMON STOCK      CAPITAL    PREFERRED STOCK
                                                    ------------------  IN EXCESS   ---------------
                                                      SHARES    AMOUNT   OF PAR     SHARES  AMOUNT
                                                    ----------  ------  ---------   ------  -------
Balance at April 30, 1995.........................  17,429,141  $1,743  $103,114    1,927   $1,927
Compensation expense related to stock options and
 grants...........................................                           113
Dividends on preferred stock......................
Foreign currency translation......................
Conversion of convertible preferred stock.........     737,476     74      3,804
Conversion of convertible notes...................      51,243      5        245
Exercise of stock options.........................       9,517      1         36
Shares issued for directors' fees.................                           (18)
Purchase of treasury stock........................
Adience acquisition debt exchange.................
PolyVision merger and distribution (Note 6).......                         8,479
Net (loss) for the three months ended July 31,
 1995.............................................
                                                    ----------  ------  ---------   ------  -------
Balance at July 31, 1995..........................  18,227,377  $1,823  $115,773    1,927   $1,927
                                                    ----------  ------  ---------   ------  -------

                                                                               8.5%
                                                      8% CUMULATIVE         CUMULATIVE
                                                       CONVERTIBLE         CONVERTIBLE
                                                     PREFERRED STOCK     PREFERRED STOCK                    FOREIGN
                                                    -----------------  --------------------   ACCUMULATED   CURRENCY
                                                    SHARES    AMOUNT    SHARES     AMOUNT      DEFICIT     TRANSLATION
                                                    -------  --------  --------   ---------   ----------   ----------
Balance at April 30, 1995.........................  236,480  $11,823    3,500     $ 3,500      $(76,050)      $ 144
Compensation expense related to stock options and
 grants...........................................
Dividends on preferred stock......................                                                 (354)
Foreign currency translation......................                                                             (271)
Conversion of convertible preferred stock.........                     (3,500)     (3,500)
Conversion of convertible notes...................
Exercise of stock options.........................
Shares issued for directors' fees.................
Purchase of treasury stock........................
Adience acquisition debt exchange.................   44,900    2,245
PolyVision merger and distribution (Note 6).......
Net (loss) for the three months ended July 31,
 1995.............................................                                               (4,205)
                                                    -------  --------  --------   ---------   ----------      -----
Balance at July 31, 1995..........................  281,380  $14,068     --         --         $(80,609)      $(127)
                                                    -------  --------  --------   ---------   ----------      -----


                                                       TREASURY STOCK      RECEIVABLE
                                                    --------------------      FROM
                                                     SHARES      AMOUNT    STOCKHOLDER   TOTAL
                                                    ---------   --------   ----------   -------
Balance at April 30, 1995.........................   (233,290)  $(1,229)      $(314)    $44,658
Compensation expense related to stock options and
 grants...........................................                                          113
Dividends on preferred stock......................                                         (354)
Foreign currency translation......................                                         (271)
Conversion of convertible preferred stock.........                                          378
Conversion of convertible notes...................                                          250
Exercise of stock options.........................                                           37
Shares issued for directors' fees.................     11,042        58                      40
Purchase of treasury stock........................   (301,700)   (1,560)                 (1,560)
Adience acquisition debt exchange.................                                        2,245
PolyVision merger and distribution (Note 6).......                                        8,479
Net (loss) for the three months ended July 31,
 1995.............................................                                       (4,205)
                                                    ---------   --------      -----     -------
Balance at July 31, 1995..........................   (523,948)  $(2,731)      $(314)    $49,810
                                                    ---------   --------      -----     -------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                              ---------------------
                                                                                                 1995       1994
                                                                                              ----------  ---------
Cash flow from operating activities:
  Income from continuing operations.........................................................  $    1,354  $     838
    Adjustments to reconcile (loss) to net cash provided by continuing operations:
      Depreciation and amortization.........................................................       3,131      1,147
      Accretion of debt discount and amortization of deferred financing.....................         490        107
      Compensation expense related to stock options and grants..............................         (58)       202
    Changes in assets and liabilities:
      Accounts receivable...................................................................        (589)    (2,821)
      Inventories...........................................................................       9,282        451
      Prepaid expenses and other current assets.............................................         261        (58)
      Other assets..........................................................................       1,690        (14)
      Accounts payable and accrued expenses.................................................       9,884      2,304
      Other.................................................................................         157         88
                                                                                              ----------  ---------
Cash provided by continuing operating activities............................................      25,602      2,244
                                                                                              ----------  ---------
(Loss) from discontinued operations.........................................................        (379)      (826)
  Adjustments to reconcile loss to net cash (used for) discontinued operations:
    Depreciation and amortization...........................................................      --            162
    Increase (decrease) in net liabilities..................................................      --           (198)
    Other...................................................................................         170     --
                                                                                              ----------  ---------
Cash (used for) discontinued operations.....................................................        (209)      (862)
                                                                                              ----------  ---------
Cash provided by (used for) operating activities............................................      25,393     (1,382)
Cash flow from investing activities:
  Acquisitions, net of cash acquired........................................................     (93,560)    --
  Investment in marketable securities.......................................................      (4,665)    --
  Capital expenditures on continuing operations.............................................      (1,590)      (318)
  Capital expenditures on discontinued operations...........................................      --           (120)
  Loan to PolyVision Corporation............................................................      (3,054)    --
  Other.....................................................................................        (197)    --
                                                                                              ----------  ---------
Cash (used for) investing activities........................................................    (103,066)      (438)
                                                                                              ----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                              ---------------------
                                                                                                 1995       1994
                                                                                              ----------  ---------
Cash flow from financing activities:
  Short-term borrowings (repayments)........................................................  $  (21,000) $   1,000
  Borrowing under revolving credit facilities, net..........................................       5,760     (2,249)
  Dividends on preferred stock..............................................................        (354)       (54)
  Capitalized financing costs...............................................................     (13,249)    --
  Purchase of treasury shares...............................................................      (1,502)      (360)
  Proceeds from exercise of stock options...................................................          37     --
  Repayments of long-term debt on continuing operations.....................................    (147,200)      (502)
  Term loan repayments on discontinued operations...........................................      --            (23)
  Long-term borrowings by continuing operations.............................................     243,234     --
                                                                                              ----------  ---------
Cash provided by (used for) financing activities............................................      65,726     (2,188)
                                                                                              ----------  ---------
Net (decrease) in cash and cash equivalents.................................................     (11,947)    (1,244)
Cash and cash equivalents at beginning of period............................................      15,546      2,507
                                                                                              ----------  ---------
Cash and cash equivalents at end of period..................................................  $    3,599  $   1,263
                                                                                              ----------  ---------


                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                              ---------------------
                                                                                                 1995       1994
                                                                                              ----------  ---------
Supplemental disclosures:
  Taxes paid................................................................................  $      139  $     379
                                                                                              ----------  ---------
                                                                                              ----------  ---------
  Interest paid.............................................................................  $    4,703  $   1,035
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Non-cash investing and financing activities:
  Exchange of preferred stock...............................................................  $    3,500
                                                                                              ----------
                                                                                              ----------
  Dividend on preferred stock exchanged.....................................................  $      378
                                                                                              ----------
                                                                                              ----------
Conversion of notes and exchange of debentures:
  Conversion of notes.......................................................................  $      300
                                                                                              ----------
                                                                                              ----------
  Exchange of debentures....................................................................              $     135
                                                                                                          ---------
                                                                                                          ---------
Acquisition of business:
  Assets, net of cash acquired..............................................................  $  126,127
  Deferred purchase consideration...........................................................      (9,909)
  Liabilities assumed.......................................................................     (22,658)
                                                                                              ----------
  Net cash paid.............................................................................  $  (93,560)
                                                                                              ----------
                                                                                              ----------

              The accompanying notes are an integral part of these
                 cond ensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1995
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION
    The accompanying unaudited condensed consolidated financial statements of The Alpine Group, Inc. ("Alpine" or the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

    Certain reclassifications have been made to the July 31, 1994 financial statements to conform with the July 31, 1995 presentation.

2.  INVENTORIES
    The components of inventories are:

                                                                                    JULY 31,   APRIL 30,
                                                                                      1995       1995
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Raw materials.....................................................................  $  16,623  $  11,969
Work in process...................................................................     15,917      8,716
Finished goods....................................................................     26,579     14,557
                                                                                    ---------  ---------
                                                                                    $  59,119  $  35,242
                                                                                    ---------  ---------
                                                                                    ---------  ---------

3.  INCOME (LOSS) PER SHARE
    For the three months ended July 31, 1995 and 1994, the number of shares used
in   computing  income  (loss)   per  share  were   17,456,444  and  18,073,512,
respectively, based on the weighted average number of shares outstanding.

4.  LONG-TERM INVESTMENTS AND OTHER ASSETS
    The components of long-term investments and other assets are:

                                                                                    JULY 31,   APRIL 30,
                                                                                      1995       1995
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Investment in PolyVision (Note 6).................................................  $  15,633  $  11,202
Deferred financing charges........................................................      8,527     --
Other assets......................................................................      6,933      5,739
                                                                                    ---------  ---------
                                                                                    $  31,093  $  16,941
                                                                                    ---------  ---------
                                                                                    ---------  ---------

5.  ALCATEL ACQUISITION
    On May 11, 1995, Alpine completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"), which was initially financed with the proceeds of the sale by Superior Telecommunication Inc. ("Superior"), subsidiary of Alpine, of $140,000,000 aggregate

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
principal amount of notes (the "Alcatel Acquisition Notes") (see Note 7). The following reflects the preliminary allocation of the purchase price of the net assets of the Alcatel Business based upon the estimated fair values of such assets:

                                                                                              AMOUNT
                                                                                          --------------
                                                                                          (IN THOUSANDS)
Estimated acquisition cost..............................................................   $    103,409
Less, historical book value of net assets at May 11, 1995...............................        (80,909)
Write-up of property, plant and equipment...............................................         (4,945)
Accrual of Alcatel employee relocation and severance costs..............................            500
                                                                                          --------------
Acquisition goodwill....................................................................   $     18,055
                                                                                          --------------
                                                                                          --------------

    The estimated acquisition cost of $103,409,000 represents (i) $93,000,000 paid in cash to Alcatel NA, (ii) a deferred amount payable to Alcatel NA on August 11, 1995 in the amount of $9,909,000, and (iii) acquisition expenses estimated at $500,000.

    The Alcatel Acquisition has been accounted for using the purchase method, and accordingly, Alcatel's results of operations are included in the Company's consolidated results on a prospective basis from the date of the acquisition. Unaudited condensed pro forma results of operations for the three month periods ended July 31, 1995 and 1994 which give effect to the Alcatel Acquisition and the acquisition of Adience Inc. ("Adience"), acquired December 21, 1994 as if both transactions had occurred on May 1, 1994 are presented below. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                        PRO FORMA
                                                                                --------------------------
                                                                                       (UNAUDITED)
                                                                                 THREE MONTH PERIOD ENDED
                                                                                         JULY 31,
                                                                                --------------------------
                                                                                    1995          1994
                                                                                ------------  ------------
                                                                                (IN THOUSANDS, EXCEPT PER
                                                                                      SHARE AMOUNTS)
Net sales.....................................................................  $    136,305  $    116,577
Income (loss) from continuing operations before income taxes..................         1,772          (193)
Income (loss) from continuing operations before extraordinary item............         1,622          (312)
(Loss) from discontinued operations...........................................          (379)         (826)
Net (loss)....................................................................        (4,291)       (1,462)
Income (loss) per share of common stock:
  Continuing operations.......................................................          0.07         (0.04)
  Discontinued operations.....................................................         (0.02)        (0.06)
  Extraordinary (loss) on early extinguishment of debt........................         (0.30)      --
  Net (loss)..................................................................         (0.25)        (0.10)

6.  DISCONTINUED OPERATIONS
    During fiscal 1995 Alpine management adopted a plan to distribute to its shareholders a substantial portion of its ownership of its information display segment consisting of its interest in Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"). In May 1995, APV and Posterloid were merged (the "PolyVision Merger") into PolyVision Corporation ("PolyVision") (formerly Information Display Technology, Inc.), a 70% owned subsidiary of
Adience. Following the PolyVision Merger, Alpine owned 98% of PolyVision's outstanding preferred stock with a liquidation preference of $25,000,000 and 94% of the outstanding PolyVision common stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

    As a result of the PolyVision Merger, Alpine's ownership of the outstanding PolyVision common stock increased from 70.0% to 94%. In accordance with FASB Technical Bulletin 85-5, this increase in equity ownership has been recorded as the acquisition of a portion of PolyVision minority interest at its estimated fair value. Because the minority interest was acquired by an Alpine subsidiary issuing stock, and because Alpine subsequently distributed to its stockholders most of the PolyVision common stock owned by it, the excess of the fair value of the minority interest acquired over the book value of the interests given up in APV and Posterloid, has been added directly to capital surplus.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock (the "PolyVision Spin-Off"). This distribution, when combined with shares of PolyVision common stock to be used as partial consideration in connection with the acquisition of Adience and the retirement of the Adience 11% Senior Secured Notes will result in the ownership by Alpine of less than 20% of the outstanding shares of PolyVision common stock. Accordingly, Alpine is accounting for its remaining PolyVision investment at its fair value as a security available for sale which amount is included in long term investments and other assets in the accompanying balance sheet. Because the shares of PolyVision common stock to be distributed had a negative book value, Alpine's stockholders' equity was not reduced by the PolyVision Spin-Off. The aforementioned transaction is a taxable transaction and actual taxes payable, if any, will depend on Alpine's tax position for fiscal 1996.

7.  DEBT
    Debt consists of the following:

                                                                                    JULY 31,   APRIL 30,
                                                                                      1995       1995
                                                                                   ----------  ---------
                                                                                      (IN THOUSANDS)
12.25% Senior Secured Notes due 2003 (face value $153,000,000)...................  $  140,358  $  --
$85.0 million revolving credit facility..........................................      34,208     --
13.5% Senior Secured Notes (face value $21,000,000)..............................      --         20,790
Adience 11% Senior Secured Notes due 2002 (face value of $4,989,000 and
 $49,079,000 at July 31, 1995 and April 30, 1995, respectively)..................       4,638     44,386
Revolving credit loan -- Superior................................................      --         16,533
Revolving credit loan -- Adience.................................................      --         12,345
Revolving credit loan -- DNE.....................................................       1,146        627
Term loan........................................................................      --          5,386
Mortgage loan....................................................................       5,250      5,297
Subordinated note................................................................       2,469      2,469
Lease finance obligations........................................................       5,945      5,967
Other............................................................................       3,193      5,379
                                                                                   ----------  ---------
  Total debt.....................................................................     197,207    119,179
  Less: Short-term borrowings and current portion................................       1,864     35,157
                                                                                   ----------  ---------
  Long-term debt.................................................................  $  195,343  $  84,022
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    The aggregate maturities of long-term debt for the five years subsequent to July 31, 1995, are as follows:

FISCAL YEAR
----------------------------------------------------------------      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
1996............................................................     $  1,864
1997............................................................        3,446
1998............................................................        1,273
1999............................................................        1,137
2000............................................................       34,711

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

    On July 21, 1995 Alpine completed a placement of $153,000,000 principal amount of 12.25% Senior Secured Notes ("Senior Notes") due 2003 at an issue price of 91.737%, with interest payable semiannually on January 15 and July 15. The Senior Notes are guaranteed by Superior and Adience and are secured by a pledge of the capital stock of Superior and Adience. The Senior Notes include certain customary covenants including, among other things, limitations on indebtedness, investments, and payment of dividends on common stock.

    In conjunction with the placement of the Senior Notes, Alpine entered into an $85.0 million revolving credit facility (the "Credit Facility") of which $34,208,000 was outstanding at July 31, 1995. Interest on the Credit Facility is payable monthly at a rate of LIBOR plus 2.25% or prime plus 0.375%. Borrowings under the facility are subject to a borrowing base determined as a percentage of eligible accounts receivable and inventory (as defined). As of July 31, 1995 total borrowing availability amounted to approximately $70,000,000. Loans under the Credit Facility are guaranteed by Superior and Adience and are secured by substantially all of Alpine's assets, other than capital stock of its subsidiaries, real estate, and other fixed assets. Amounts outstanding under the Credit Facility are due upon termination in July 2000. The Credit Facility contains customary covenants including limitations on capital expenditures, dividends, and additional borrowings, as well as certain financial covenants related to net worth and operating cash flow.

    Proceeds from the Senior Notes, borrowings under the Credit Facility, and a portion of cash reserves were used to refinance a substantial portion of the Company's debt. This included repayment of the $140,000,000 Alcatel Acquisition Notes (see Note 5). The Alcatel Acquisition Notes were issued on May 11, 1995, and the proceeds of which were used to: (1) pay the initial purchase price for the Alcatel Acquisition ($93,000,000); (2) repay amounts outstanding under Superior's revolving credit facility ($17,200,000) and its term loan ($5,400,000); pay fees and expenses amounting to $5,100,000; with the balance of $19,300,000_being added to corporate cash reserves. The other major uses of the proceeds from the Senior Notes and the Credit Facility included repayment of $21,000,000 face amount of the Company's 13.5% Senior Secured Notes; redemption at a discount of approximately 90% of $49.1 million face amount of Adience's 11% Senior Secured Notes; and the repayment of the balance outstanding under Adience's revolving credit facility, which amounted to $10.0 million.

    As a result of the refinancing and the aforementioned redemption of indebtedness, the Company recognized an $5,180,000 extraordinary loss on the early extinguishment debt during the quarter ended July 31, 1995 related principally to the write-off of deferred loan fees associated with the various debt repayments.

8.  PREFERRED STOCK
    On July 31, 1995, the Company issued 737,476 shares of Company common stock in connection with the exchange of all the outstanding 8.5% Preferred Stock plus accrued dividends at a conversion price of $5.25 per share of common stock.

9.  COMMITMENTS AND CONTINGENCIES
    Together with various parties, Alpine has been named as a defendant in a lawsuit filed by the State of New York in Federal district court relating to the release of hazardous chemicals at a landfill near Rochester, New York. The State of New York alleges that Alpine, by virtue of its purchase of some (but not all) of the assets of an entity that allegedly disposed of hazardous substances, is liable as a corporate successor under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for the costs of remediation. The total remediation costs for the site have been estimated by the New York Department of Environmental Conservation to potentially be in excess of $14,000,000, Alpine has filed a motion for summary judgment dismissing the case against Alpine. This action is in an early stage, and no determination has yet been made as to either the reasonableness of New York's claim and its cost estimates or as to Alpine's liability, if any, or its share of such remediation costs. Management believes that it has strong defenses to this action and it has indemnification rights with respect to liabilities, if any, relating to

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
this matter from the seller of the assets. However, there can be no assurance that an adverse outcome in this case would not have a material adverse effect on Alpine's consolidated financial position or results of operations.

    In February 1992, PolyVision was cited by the Ohio Environmental Protection Agency (the "Ohio EPA') for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure ,plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At July 31, 1995, environmental accruals amounted to $493,000 which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

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

    Adience was recently named as one of many defendants in a class action lawsuit brought in the circuit court of Cook County, Illinois, seeking unstated monetary damages and alleging that products produced by Adience caused certain of its employees, former employees, and such persons' family members to suffer from asbestos-related diseases or an increased risk of developing such diseases. Alpine and its counsel are evaluating the validity of such claims and the scope of its potential liabilities and defense costs.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    Alpine is a diversified industrial company principally engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, speciality refractory products for the iron and steel, glass, aluminum, cement and co-generation industries and data communications and other electronic products and systems for military, governmental and commercial applications. Alpine entered the copper wire and cable business in 1993 with the acquisition of Superior and significantly enlarged its presence in this business with the Alcatel Acquisition in May 1995 (see Note 5 to the accompanying Condensed Consolidated Financial Statements). Alpine entered the specialty refractory business with the acquisition of Adience in December 1994 (the "Adience Acquisition").

                             RESULTS OF OPERATIONS

    The Alcatel Acquisition and the Adience Acquisition were both accounted for under the purchase method with the results from these operations included in Alpine's consolidated results on a prospective basis. As a consequence, the operations of Adience and the Alcatel Business are reflected in the historical results of operations from their respective acquisition dates.

    Due to the significance of the Alcatel Acquisition and the Adience Acquisition on Alpine's results, operating statement data included in the table below is presented both on an historical accounting basis, as well as on a proforma basis as if such acquisitions occurred on May 1, 1994 which management believes provides comparability among reporting periods. The proforma data presented below includes adjustments to depreciation and goodwill amortization to reflect acquisition related purchase accounting adjustments. The proforma data for the Alcatel Business and the Adience operations prior to their acquisition dates also includes proforma adjustments to reflect: (1) with respect to Adience, the elimination of certain expenses incurred by Adience that were directly attributable to the acquisition of Adience or would not have been incurred if the acquisition of Adience had taken place on May 1, 1994 and; (2) with respect to the Alcatel Business, reductions in freight costs and other manufacturing expenses, as well as adjustments to selling, general and administrative expenses incurred in the Alcatel Business which have been eliminated since the date of the Alcatel Acquisition. The proforma adjustments described above are consistent with those adjustments reflected in the "Unaudited Proforma Condensed Combined Statements of Operations" for the 12 months ended April 30, 1995 included in Item 7 in the Company's Annual Report on Form 10-K for the year ended April 30, 1995. The proforma data are not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1994, nor are they necessarily indicative of Alpine's future results.

    The data presented in the table below reflects the Company's three  business
segment:   telecommunications   wire   and   cable   ("Superior");  refractories
("Adience") and data communications and electronic products ("DNE").

                                                                 QUARTER ENDED               QUARTER ENDED
                                                                 JULY 31, 1995               JULY 31, 1994
                                                           --------------------------  -------------------------
                                                            HISTORICAL     PROFORMA    HISTORICAL     PROFORMA
                                                           ------------  ------------  -----------  ------------
Net sales
  Superior...............................................  $   94,059    $  101,580    $  31,857    $   82,682
  Adience................................................      29,460        29,460        --           26,422
  DNE....................................................       5,265         5,265        7,473         7,473
                                                           ------------  ------------  -----------  ------------
    Consolidated.........................................  $  128,784    $  136,305    $  39,330    $  116,577
Gross profit
  Superior...............................................  $    7,910    $    8,505    $   3,346    $    7,394
  Adience................................................       6,825         6,825        --            5,005
  DNE....................................................       1,593         1,593        2,339         2,339
                                                           ------------  ------------  -----------  ------------
    Consolidated.........................................  $   16,328    $   16,923    $   5,685    $   14,738
Gross margin percentage
  Superior...............................................         8.4%          8.4%        10.5%          8.9%
  Adience................................................        23.2%         23.2%         N/A          18.9%
  DNE....................................................        30.3%         30.3%        31.3%         31.3%
                                                           ------------  ------------  -----------  ------------
    Consolidated.........................................        12.7%         12.4%        14.5%         12.6%
Selling, general and administrative expenses
  Superior...............................................  $    1,716    $    1,754    $   1,187    $    1,587
  Adience................................................       3,654         3,654        --            3,959
  DNE....................................................       1,583         1,583        1,614         1,614
  Corporate..............................................         949           949          705           705
                                                           ------------  ------------  -----------  ------------
    Consolidated.........................................  $    7,902    $    7,940    $   3,506    $    7,865
Amortization of goodwill
  Superior...............................................  $      374    $      388    $     280    $      388
  Adience................................................         311           311        --              311
  DNE....................................................       --            --           --            --
  Corporate..............................................        (12)          (12)           11            11
                                                           ------------  ------------  -----------  ------------
    Consolidated.........................................  $      673    $      687    $     291    $      710
Operating income
  Superior...............................................  $    5,820    $    6,363    $   1,879    $    5,419
  Adience................................................       2,860         2,860        --              735
  DNE....................................................          10            10          725           725
  Corporate..............................................       (937)         (937)        (716)         (716)
                                                           ------------  ------------  -----------  ------------
    Consolidated.........................................  $    7,753    $    8,296    $   1,888    $    6,163

NET SALES

    PROFORMA BASIS

    On a proforma basis, net sales for the quarter ended July 31, 1995 were $136.3 million, representing an increase of $19.7 million or 17% over proforma net sales for the quarter ended July 31, 1994 of $116.6 million.

    On an industry segment basis, Superior's proforma net sales were $101.6 million for the July 1995 quarter, representing an increase of $18.9 million or 23% over proforma net sales of $82.7 million for the July 1994 quarter.
Approximately $11.5 million of the increase was attributable to the pass through, in the form of increased selling prices, of higher copper costs during the July 1995 quarter. The remainder of the increase of approximately $7.4 million ( 8.9%) resulted from increased demand for telephone cable products, additional business under new long-term supply agreements with two regional Bell operating companies, and higher sales of recently introduced, performance enhanced telephone wire products.

    Adience's net sales for the July 1995 quarter were $29.5 million or 11.5% higher than proforma net sales for the July 1994 quarter of $26.4 million. The increase in proforma net sales was due to higher sales of block to the plate glass industry, driven by the current high level of demand for flat plate glass resulting in additional flat plate glass capacity being added both in the U.S. and internationally, as well as increased activities in Adience's rebuilding services for coke ovens.

    DNE's net sales for the July 1995 quarter were $5.3 million, or $2.2 million less than net sales of $7.5 million recorded in the July 1994 quarter. This reduction was due primarily to the substantial completion during the year ended April 30, 1995 of a major contract with NASA for the manufacture of hardware interface modules, as well as customer delays under certain requirements contracts which are now expected to be filled in the second and third quarters of fiscal 1996.

    HISTORICAL BASIS

    On an historical basis, net sales increased by 227%, from $39.3 million in the July 1994 quarter to $128.8 million in the July 1995 quarter. This increase of $89.4 million was primarily attributable to the inclusion of the results of operations of Adience and the Alcatel Business and the aforementioned pass through of higher copper costs during the July 1995 quarter, offset somewhat by the aforementioned reduction in DNE's net sales.

GROSS PROFIT

    PROFORMA BASIS

    On a proforma basis, gross profit for the July 1995 fiscal quarter was $16.9 million, representing an increase of $2.2 million or 15% over the July 1994 quarterly proforma gross profit of $14.8 million. The proforma gross margin percentage was comparable for both quarterly periods.

    Superior's proforma gross margin was 8.4% in the July 1995 quarter. However, excluding the impact of the pass through of higher copper costs, Superior's proforma gross margin would have been 8.9% for this period which is comparable to the proforma gross margin for the July 1994 quarter. The comparative gross margin was positively impacted in the July 1995 quarter by price increases on a majority of Superior's long-term supply agreements which are being phased in over varying periods through December 1995. Negatively impacting the July 1995 comparative gross margin however, was a delay in achieving anticipated freight savings from the Alcatel Acquisition due primarily to the current high level of production backlog at Superior's four manufacturing facilities. These freight savings are expected to be achieved in the near future.

    Adience's proforma gross margin increased from 18.9% for the July 1994 quarter to 23.2% for the July 1995 quarter, resulting in an increase in comparative proforma gross profit over this same period of approximately $2.0 million. The comparative proforma gross margin improvement was due primarily to the elimination of unprofitable product lines and the reduction in cost in Adience's specialty block division, as well as improved fixed cost absorption due to the aforementioned higher sales of block to the flat plate glass industry.

    DNE's gross margin of 30.3% for the July 1995 quarter remained relatively constant, on a comparative basis, to the gross margin of 31.3% for the July 1994 quarter.

    HISTORICAL BASIS

    On an historical basis, gross profit increased from $5.7 million for the July 1994 quarter to $16.3 million for the July 1995 quarter, representing an increase of $10.6 million or 187%. During this same period the gross margin declined from 14.5% to 12.7%. The increase in gross profit was directly attributable to the inclusion of the Alcatel Business and Adience during the July 1995 quarter. Similarly, the decline in gross margin was also due to the inclusion of the operations of these businesses as the wire and cable business and, to a lesser degree, the refractories business operate in relatively lower gross margin industries as compared to DNE. Also contributing to the lower gross margin in the July 1995 quarter was the impact of the aforementioned pass through of higher copper costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    PROFORMA BASIS

    Proforma SG&A expenses increased by $75,000 to $7.9 million in the July 1995 quarter. The major components of the change in proforma SG&A expenses included the following: (1) a comparative increase of $167,000 at Superior resulting from increased sales commission due to higher sales of networking wire and cable products and transitional data processing charges of a temporary nature associated with the Alcatel Acquisition; (2) a comparative reduction of $305,000 at Adience due primarily to reductions in corporate staffing and related expenses; and (3) a $244,000 increase in corporate expenses related to recent transactional activities and increased staffing commensurate with the growth in operations.

    HISTORICAL BASIS

    On an historical basis, SG&A expenses increased from $3.5 million in the July 1994 quarter to $7.9 million in the July 1995 quarter, representing an increase of $4.4 million or 125%. The principal cause of the increase in SG&A expenses was the inclusion of $3.7 million in SG&A expense for Adience's operations, as well as an increase in Superior ($529,000) and at corporate ($244,000), reflecting the growth in operations of Superior and the overall increase in activities.

OPERATING INCOME

    PROFORMA BASIS

    On a proforma basis comparative operating income increased $2.1 million or 35% from $6.2 million for the July 1994 quarter to $8.3 million for the July 1995 quarter.

    On an industry segment basis, Superior's comparative proforma operating income increased by $944,000 or 17% which reflected higher sales, offset somewhat by higher SG&A expenses (some of which are transitional in nature). Adience's comparative proforma operating income increased dramatically from $735,000 to $2.9 million (an increase of $2.1 million or more than 289%) which, to some degree, was due to higher sales levels, but more importantly to cost reductions and elimination of unprofitable product lines. DNE's comparative operating income declined by $715,000 due primarily to lower sales volumes.

    HISTORICAL BASIS

    On an historical basis, operating income increased from $1.9 million for the July 1994 quarter to $7.8 million for the July 1995 quarter, an increase of $5.9 million or 310%. This increase included a $3.9 million increase at Superior attributable to the inclusion of the Alcatel Business for a portion of the July 1995 fiscal quarter; $2.9 million from inclusion of the Adience operations in the July 1995 quarter; a comparative reduction of approximately $700,000 at DNE; and a comparative increase in corporate expenses of approximately $221,000.

NET INTEREST EXPENSE

    During the July 1995 quarter, Alpine incurred net interest expense (interest expense, net of interest income) of $6.4 million as compared to $1.0 million in the July 1994 quarter. The increase in interest expense was due primarily to:
(1) interest cost associated with debt assumed in the Adience Acquisition of approximately $61 million; (2) $140 million of debt incurred under the Alcatel Acquisition Notes (see Note 7 to the accompanying Condensed Consolidated Financial Statements); and (3) $21 million senior secured notes issued in January 1995.

    As described in Note 7, on July 21, 1995 Alpine refinanced a substantial portion of its debt by issuance of $153 million ($135 million net of discount, commissions and expenses) of Senior Secured Notes due 2003 and by entering into an $85 million revolving credit facility (of which $34.2 million was drawn at July 31,

1995). Management believes that the refinancing would not have had a material impact on interest expense for the July 31, 1995 quarter if the refinancing had been consummated at the beginning of the July 1995 quarter.

INCOME TAX EXPENSE

    The Company did not incur any Federal income tax expense for the July 1995 or 1994 quarter. The Company did however incur state income tax expense and foreign tax expense (subject to the potential future benefit of the foreign tax credit) of $150,000 and $119,000 for the July 1995 and July 1994 quarters, respectively.

DISCONTINUED OPERATIONS

    As described in Note 6 to the Condensed Consolidated Financial Statements, during the quarter ended July 31, 1995 the Company completed the merger of IDT (a subsidiary of Adience) with its Alpine PolyVision, Inc. ("APV") and Posterloid subsidiaries. Further on June 14, 1995 the Company distributed a substantial majority of its investment in the merged company ("PolyVision Corp.") to its stockholders resulting in the Company's investment in the common stock of PolyVision Corp. being less than 20%. As a result of the distribution, the operations of APV and Posterloid have been reported as discontinued operations in the Condensed Consolidated Financial Statements.

    For the three month periods ended July 31, 1995 and 1994 losses from discontinued operations were $379,000 and $826,000, respectively.

EXTRAORDINARY LOSS

    During the quarter ended July 31, 1995, the Company incurred an extraordinary loss from the extinguishment of debt of $5.1 million. This extraordinary loss relates primarily to the write-off of unamortized deferred loan fees associated with debt that was repaid in conjunction with the refinancing described in Note 7 to the Condensed Consolidated Financial Statements.

                        LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended July 31, 1995 Alpine completed the Alcatel Acquisition, consummated a refinancing of a significant portion of its debt, and completed the spin off of a substantial portion of its Ownership in PolyVision Corporation (see note 6 to the Condensed Consolidated Financial Statements), which transactions have had a material impact on Alpine's financial condition and liquidity.

    The purchase price for the Alcatel Acquisition including expenses was approximately $103.4 million which was paid in cash (including a deferred payment of $9.9 million made in August 1995) and was financed by the issuance of the $140 million Alcatel Acquisition Notes, due in 1997 (see notes 5 and 7 to the accompanying Condensed Consolidated Financial Statements).

    On July 21, 1995 Alpine completed a refinancing which included the issuance of $153 million principal amount of Senior Secured Notes ("Senior Notes") (net proceeds of approximately $135 million, net of discount and expenses), due in 2003. The Company also entered into an $85.0 million revolving credit facility ("Credit Facility") of which $34.2 million was outstanding at July 31, 1995. Proceeds from the Senior Notes and the Credit Facility along with a portion of cash reserves were used: (1) to redeem the Alcatel Acquisition Notes, (2) to repay $30.9 million in short term borrowings, (3) to redeem at a discount $44.8 million face amount of Adience's 11% Senior Notes and (4) to redeem, repay or reduce other outstanding indebtedness of Alpine.

    At July 31, 1995, after the refinancing, Alpine's capital structure included $197.2 million of long term debt (including current maturities of $1.9 million), and stockholders' equity of $49.8 million including $16.0 million of convertible preferred stock. At July 31, 1995 Alpine did not have any short term borrowings.

    Alpine believes the aforementioned refinancing has had a positive impact on its financial condition and liquidity by substantially lenghthening the maturities on its debt while creating substantial liquidity through funds availability under its Credit Facility.

    With respect to debt maturities, the refinancing eliminated $30.9 million of short term borrowings due within the next twelve months and the Alcatel Acquisition Notes which were due in 1997. This debt was replaced with the Senior Notes and the Credit Facility, neither of which have any principal payment requirements unitl their respective maturities (2000 with respect to the Credit Facility and 2003 with respect to the Senior Notes. Additional debt remaining after the refinancing amounted to $22.6 million at July 31, 1995, with required principal payments in the next twelve months of $1.9 million, and aggregate required principal payments over the next 5 years of $8.2 million.

    With respect to liquidity, Alpine had excess consolidated availability under its Credit Facility (based on eligible accounts receivable and inventory) of approximately $35 million. As of July 31, 1995 which, when combined with cash and marketable securities at such date, result in total cash and credit availability of approximately $44 million. This availability was reduced by $9.9 million in August 1995 upon repayment of the deferred purchase price component of the Alcatel Acquisition, such repayment being made by additional borrowings under the Credit Facility, resulting in adjusted consolidated cash and credit availability of approximately $34 million. While the Credit Facility does include sublimit restrictions on outstanding net borrowings allocated to Alpine's principal subsidiaries (Superior, and Adience), such sublimits are not expected to negatively impact over the next twelve months, or in future years, the liquidity of Superior or Adience. There are also no restrictions on utilizing borrowing under the Credit Facility to pay interest on the Senior Notes or any of the Company's other debt so long as the Company is in compliance with its related loan covenants.

    The Company projects that cash interest expense over the next 12 months will approximate $24 million, which, when combined with principal repayment requirements of $1.9 million, will result in total debt service requirements (principal and interest) of approximately $26 million. The Company also expects to invest approximately $6-9 million in capital expenditures over the next twelve months, resulting in total debt service and capital commitments of $32-$35 million.

    The Company intends to fund its capital expenditures and debt service commitments from funds generated from operations. The Company has experienced a significant growth in its operating cash flow during its latest fiscal quarter due to: (1) the impact of the Alcatel Acquisition, (2) the substantial improvements in Adience's operating results, and (3) subject to certain commitments discussed below, the elimination of the negative cash flow impact of funding development expenses associated with the Company's APV activities which was included in the aforementioned PolyVision spin off. During the quarter ended July 31, 1995, the Company generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.8 ($12.1 million on a proforma basis, assuming the Alcatel Acquisition occurred as of May 1, 1995). At this level of operations the Company would expect to incur in excess of $40 million of EBITDA over the next twelve months.

    Since the Company does not expect to incur any material income tax expense due to its level of non-cash charges and existing tax loss carryforwards, substantially all of the EBITDA generated should be available to service the aforementioned capital expenditures and debt service and capital commitments. Accordingly, the Company expects to be able to fund all of its anticipated operating commitments from internally generated cash flow without having to use excess availability under the Credit Facility or by using existing cash reserves.

    In addition to the commitments discussed above, Alpine is committed to lend up to $7.5 million to fund operating deficits of PolyVision Corp. over the next twenty-four months. The Company believes its $34 million in existing cash and credit availability will be sufficient to fund this commitment without materially effecting the Company's overall liquidity.

                          PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

    (a) None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits: Exhibit 27 -- Financial Data Schedule

    (b) Reports of Form 8-K.

        (i) On May 26, 1995 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of the U.S. and Canadian copper wire and cable business of Alcatel NA Cable Systems,
    Inc. and Alcatel Canada Wire, Inc.......................On July 25, 1995 the
    Company filed an amendment to the aforesaid Form 8-K to include pro forma financial statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ALPINE GROUP, INC.
                                          (Registrant)

Date: September   , 1995                  By: /s/ DAVID S. ALDRIDGE
                                             -----------------------------------
                                             David S. Aldridge
                                             Chief Financial Officer