Form 10-Q/A
period 1995-07-31
ALPINE GROUP INC /DE/
filed 1995-09-19
CIK 4164

                                                      REGISTRATION NO. 001-09078
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

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

    The Company intends to fund its capital expenditures and debt service commitments from funds generated from operations. The Company has experienced a significant growth in its operating cash flow during its latest fiscal quarter due to: (1) the impact of the Alcatel Acquisition, (2) the substantial improvements in Adience's operating results, and (3) subject to certain commitments discussed below, the elimination of the negative cash flow impact of funding development expenses associated with the Company's APV activities which was included in the aforementioned PolyVision spin off. During the quarter ended July 31, 1995, the Company generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.8 ($11.4 million on a proforma basis, assuming the Alcatel Acquisition occurred as of May 1, 1995). At this level of operations the Company would expect to incur in excess of $40 million of EBITDA over the next twelve months.

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

                                          THE ALPINE GROUP, INC.
                                          (Registrant)

Date: September 14, 1995                  By: /s/ DAVID S. ALDRIDGE
                                             -----------------------------------
                                             David S. Aldridge
                                             Chief Financial Officer