Form 10-Q/A
period 1995-01-31
ALPINE GROUP INC /DE/
filed 1995-09-22
CIK 4164

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
                                  Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        OUTSTANDING AT MARCH 17,
               CLASS                              1995
------------------------------------  ----------------------------
    Common Stock, $.10 Par Value               17,187,397

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


Date: September 22, 1995