Form 10-K/A
period 1995-04-30
ALPINE GROUP INC /DE/
filed 1995-10-10
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-2


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

                                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                   ON WHICH REGISTERED
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL


    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine") is a diversified industrial company principally engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, specialty refractory products for the iron and steel, aluminum and glass industries and data communications and other electronic products for military and commercial applications. Alpine has positioned itself as a major participant in these industries through a series of strategic acquisitions. Alpine entered the copper wire and cable industry with the acquisition (the "Superior Acquisition") in 1993 of Superior
Telecommunications Inc., formerly Superior TeleTec Inc. ("Superior"), which Alpine believes is the fourth largest North American manufacturer of telephone copper wire and cable products. In May 1995, Alpine became one of the two largest North American manufacturers of telephone copper wire and cable products with the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"). The aggregate consideration paid for the Alcatel Business was $103.4 million. See footnote 6 to the consolidated financial statements. In December 1994, Alpine acquired (the "Adience Acquisition") Adience, Inc. ("Adience"), one of the largest domestic manufacturers and installers of specialty refractory products. The aggregate consideration paid for Adience was $12.4 million, paid in cash and securities of Alpine and a former subsidiary of Alpine. See footnote 6 to the consolidated financial statements. Alpine entered the data communications and electronics industry with its acquisition of DNE Technologies, Inc. ("DNE") in February 1992.


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


    Alpine manufactures a wide variety of copper telephone cable, outside telephone wire and inside (or premises) wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for use in aerial, underground and on-premise applications. During the fiscal year ended April 30, 1995, 76% of Alpine's pro forma net sales of telephone wire and cable products were to six of the seven regional Bell operating companies ("RBOCs") and the three major independent telephone companies, primarily under long-term contracts. In addition to providing copper wire and cable for use in the local loop, Alpine has recently developed performance-enhanced copper wire products, including unshielded twisted pair wire ("UTP") used inside buildings for high speed data communications in computer networks. This product is currently experiencing higher growth and is generally sold at higher margins than traditional copper wire and cable products. During the fiscal year ended April 30, 1995, UTP sales of $2.6 represented 0.7% of Alpine's pro forma copper wire and cable sales.


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


THE ADIENCE ACQUISITION



    In December 1994, Alpine acquired Adience by purchasing approximately 83% of the outstanding common stock, par value $.01 per share ("Adience Common Stock"), of Adience (which, together with the approximately 4.9% previously owned by Alpine, increased its ownership to approximately 87.9% of the outstanding Adience Common Stock) from certain stockholders of Adience (the "Adience Selling Stockholders"). The Adience Selling Stockholders received in consideration for their shares of Adience Common Stock: (i) 82,267 shares of a new issue of 8% Cumulative Convertible Preferred Stock, par value $1.00 per share, of Alpine ("Alpine 8% Preferred Stock"), which has an annual dividend of $4.00 per share and an aggregate liquidation preference of $4.1 million and is convertible into 530,755 shares of Alpine Common Stock, and (ii) an aggregate of 170,615 shares of PolyVision Common Stock. In July 1995, Adience was merged with a wholly-owned subsidiary of Alpine, with the holders of the remaining 12% of Adience Common Stock receiving an aggregate of $1.6 million in cash. In July 1995, Alpine also purchased 89.8% of the Adience 11% Senior Secured Notes due 2002 (in the principal amount of $45.0 million), for an aggregate of: (i) $35.3 million in cash, (ii) 44,916 shares of Alpine 8% Preferred Stock, which has a liquidation preference of $2.3 million and is convertible into 289,781 shares of Alpine Common Stock, and (iii) $2,245,000 in value of PolyVision Common Stock (or, at Alpine's option 8% Preferred stock). (See footnote 6 to the Consolidated Financial Statements.)



THE ALCATEL ACQUISITION



    In May 1995, Alpine acquired the Alcatel Business, for a purchase price of $103.4 million (including $9.9 million which was paid in August 1995 and approximately $0.5 million of acquisition expenses. (See footnote 6 to the Consolidated Financial Statement.)


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


    FOREIGN SALES



    On a pro forma basis for the year ended April 30, 1995, foreign sales of copper wire and cable totaled $28.7 million, or 8.3% of copper wire and cable sales and 6.1% of total sales. On an historic basis for the year ended April 30, 1995, foreign sales totaled $4.0 million, or 2.5% of copper wire and cable sales and 2.0% of total sales.


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


    FOREIGN SALES



    On a pro forma basis for the year ended April 30, 1995, foreign sales of refractory products totaled $12.8 million, or 12.7% of refractory product sales and 2.7% of total sales. Foreign sales of refractory products consisted solely of sales by Alpine's Canadian plant. On an historic basis for the year ended April 30, 1995, foreign sales of refractory products totaled $3.6 million, or 10.7% of refractory product sales and 1.8% of total sales.



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


    Research and development expense during fiscal 1993, 1994 and 1995 amounted to $2.0 million, $1.2 million, and $1.6 million, respectively.


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

    Facilities  in this segment are  suitable and adequate for the  business and are operating  at a high level of utilization. Capital spending plans  for the operations in  this segment are primarily  designed to keep up  with current technology and to increase capacity in existing product lines.

  REFRACTORIES
    Washington, Pennsylvania........................................       201,881    Owned
    Snow Shoe, Pennsylvania.........................................       162,080    Owned
    South Webster, Ohio.............................................       131,154    Owned
    Crown Point, Indiana............................................        76,106    Owned
    Altoona, Pennsylvania...........................................        47,160    Owned
    Smithville, Ontario.............................................        46,900    Owned
    Canon City, Colorado............................................        35,626    Owned
    Johnstown, Pennsylvania.........................................        27,000    Owned

    Facilities in this segment are adequate and suitable for the business and are operating at a moderate level of utilization. Capital spending plans are primarily designed to modifying existing product lines.

  DATA COMMUNICATIONS AND ELECTRONICS
    Wallingford, Connecticut........................................       155,000    Owned

    Facilities  in this segment are  adequate and suitable for  the businesses being conducted.  They operate at a moderate utilization rate.

CORPORATE EXECUTIVE OFFICES
    New York, New York..............................................         5,375    Leased (expires 2002)
    Atlanta, Georgia................................................        20,000    Leased (expires 1996)

    The facility in Wallingford, Connecticut is subject to a mortgage held by the Connecticut Development Authority as security for a $5.3 million loan and the wire and cable plants owned by Alpine are subject to mortgages.

ITEM 3.  LEGAL PROCEEDINGS


    On May 25, 1995, Alpine and 10 other parties were named as co-defendants in a lawsuit filed by the State of New York in Federal district court relating to the release of hazardous chemicals at, and their subsequent migration and threat of migration from, the Wellsville-Andover Landfill, near Rochester, New York. The State of New York alleges that Alpine, by virtue of its purchase of some (but not all) of the assets of an entity that allegedly disposed of hazardous substances, is liable as a corporate successor under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for the costs of remediation. The total remediation costs for the site have been estimated by the New York Department of Environmental Conservation to potentially be in excess of $14.0 million. This action is in an early stage and no determination has yet been made as to either the reasonableness of New York's claim and its cost estimates or as to Alpine's liability, if any, or its share of such remediation costs. In addition, together with various parties, Alpine has been named as a defendant in a lawsuit filed by the owners of property adjacent to another landfill in the Rochester area seeking recovery for property damage caused by and cleanup of alleged contamination emanating from that landfill. The property owners allege that Alpine is liable under CERCLA and New York law based upon its status as corporate successor to the aforementioned entity, which also allegedly disposed of hazardous substances at this landfill. This action is also in an early stage. No determination has yet been made as to whether contamination is present at plaintiff's property or as to Alpine's share of any liabilities. Alpine believes that it has defenses to these actions and it has indemnification rights with respect to liabilities, if any, relating to these matters from the seller of the assets, Panex Industries, Inc., which through its successor, Panex Industries, Inc. Liquidating Trust, has elected to control the defense of the action. Management believes that such Trust has sufficient assets to meet its indemnification obligation. However, there can be no assurance that an adverse outcome in these cases would not have a material adverse effect on the operations, business and financial results of Alpine.


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


    In May 1995 Adience was named as one of 153 defendants in a class action lawsuit brought in the circuit court of Cook County, Illinois, seeking unstated monetary damages and alleging that products produced by Adience caused certain of its employees, former employees and such persons' family members to suffer from asbestos related diseases or an increased risk of developing such diseases. The total number of claims has not yet been determined. Alpine has submitted a motion to dismiss on the grounds that the plaintiff has not stated grounds for a class action.


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


    As used herein the term "fiscal" refers to the 12-month fiscal period ended on April 30 of the specified year, except in the case of the Alcatel Business in which case the term refers to the 12-month fiscal period ended on March 31 of the specified year. (Results of the Alcatel Business operations included herein for the 12-month period ended March 31, 1995 do not materially differ from the results for the 12-month period ended April 30, 1995.) Alpine reports separately its results of operations for its three business segments: telecommunications wire and cable; refractories; and data communications and electronic products.


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

        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
 12 MONTHS ENDED APRIL 30, 1995 (ALPINE) AND MARCH 31, 1995 (ALCATEL BUSINESS)

                                                 HISTORICAL                ALCATEL       PRO FORMA      PRO FORMA
                                                   ALPINE    ADIENCE (a)   BUSINESS     ADJUSTMENTS     COMBINED
                                                 ----------  -----------  ----------  ---------------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Net sales......................................  $  198,135   $  67,259   $  204,178                    $ 469,572
Cost of goods sold.............................     169,125      59,352      192,999  $    (1,591)(b)     413,228
                                                                                           (2,253)(c)
                                                                                           (1,550)(d)
                                                                                           (2,854)(e)
                                                 ----------  -----------  ----------  ---------------  -----------
    Gross profit...............................      29,010       7,907       11,179        8,248          56,344
Selling, general and administrative............      20,487      12,338       10,254           68(b)       31,883
                                                                                           (2,170)(c)
                                                                                           (9,094)(f)
Amortization of goodwill.......................       1,527         693                       219(b)        3,041
                                                                                              602(e)
                                                 ----------  -----------  ----------  ---------------  -----------
    Operating income (loss)....................       6,996      (5,124)         925       18,623          21,420
Interest income................................         345          64                                       409
Interest expense...............................      (8,197)     (5,154)      (1,965)     (11,493)(g)     (26,809)
Other income (expense), net....................          28         364                                       392
                                                 ----------  -----------  ----------  ---------------  -----------
    Income (loss) from continuing operations
     before income taxes.......................        (828)     (9,850)      (1,040)       7,130          (4,588)
Provision for income taxes.....................         348                                 --   (h)          348
                                                 ----------  -----------  ----------  ---------------  -----------
    Income (loss) from continuing operations...      (1,176)     (9,850)      (1,040)       7,130          (4,936)
Preferred stock dividends......................         801         204(i)                    264(i)        1,269
                                                 ----------  -----------  ----------  ---------------  -----------
Income (loss) attributable to common stock from
 continuing operations.........................  $   (1,977)  $ (10,054)  $   (1,040) $     6,866       $  (6,205)
                                                 ----------  -----------  ----------  ---------------  -----------
                                                 ----------  -----------  ----------  ---------------  -----------
    Income (loss) per share of common stock
     from continuing operations (j)............  $    (0.11)                                           $    (0.34 )
                                                 ----------                                            -----------
                                                 ----------                                            -----------

   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
       AS OF APRIL 30, 1995 (ALPINE) AND MAY 11, 1995 (ALCATEL BUSINESS)

                                                                   HISTORICAL
                                                             ----------------------
                                                                          ALCATEL       PRO FORMA       PRO FORMA
                                                               ALPINE     BUSINESS     ADJUSTMENTS      COMBINED
                                                             ----------  ----------  ----------------  -----------
                                                                                (IN THOUSANDS)
ASSETS
Current assets:
  Cash and marketable securities...........................  $   17,041              $    135,400(k)    $   1,367
                                                                                          (93,000)(k)
                                                                                          (10,255)(k)
                                                                                          (21,919)(k)
                                                                                             (500)(k)
                                                                                          134,300(l)
                                                                                           58,455(m)
                                                                                         (213,119)(n)
                                                                                           (1,596)(o)
                                                                                           (3,300)(p)
                                                                                             (140)(q)
  Accounts receivable, net.................................      41,255  $   29,177                        70,432
  Inventories, net.........................................      35,242      33,160                        68,402
  Other current assets.....................................       5,347       1,192                         6,539
                                                             ----------  ----------  ----------------  -----------
    Total current assets...................................      98,885      63,529       (15,674)        146,740
Property, plant and equipment, net.........................      52,240      39,598         4,945(k)       96,783
Investment in and advances to PolyVision...................      11,202                     1,332(p)       15,834
                                                                                            3,300(p)
Goodwill and other intangibles, net........................      65,712                    18,055(k)       85,363
                                                                                            1,596(o)
Long term investments and other assets.....................       5,739                     6,058(l)       13,227
                                                                                            1,800(m)
                                                                                             (370)(q)
                                                             ----------  ----------  ----------------  -----------
    Total assets...........................................  $  233,778  $  103,127  $     21,042       $ 357,947
                                                             ----------  ----------  ----------------  -----------
                                                             ----------  ----------  ----------------  -----------

   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                  Statements.

       AS OF APRIL 30, 1995 (ALPINE) AND MAY 11, 1995 (ALCATEL BUSINESS)

                                                                   HISTORICAL
                                                             ----------------------
                                                                          ALCATEL       PRO FORMA       PRO FORMA
                                                               ALPINE     BUSINESS     ADJUSTMENTS      COMBINED
                                                             ----------  ----------  ----------------  -----------
                                                                                (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term borrowings....................................  $   20,790              $    (20,790)(n)
  Revolving line of credit.................................      12,345                   (12,345)(n)
  Current portion of long-term debt........................       2,022                      (728)(n)   $   1,294
  Accounts payable.........................................      31,655  $   14,964                        46,619
  Accrued expenses.........................................      24,993       6,908           500(k)       32,401
                                                             ----------  ----------  ----------------  -----------
    Total current liabilities..............................      91,805      21,872       (33,363)         80,314
Long-term debt, less current portion.......................      84,022                   140,358(l)      218,886
                                                                                           60,255(m)
                                                                                          (21,919) (k)
                                                                                          140,000 (k)(n
                                                                                         (183,830)(n)
Other long-term obligations................................       7,560                                     7,560
Adience Acquisition obligation.............................       5,733                    (5,733)(p)
Stockholders' equity:
  Preferred stock..........................................      17,250                    (3,500)(i)      15,495
                                                                                             (500)(i)
                                                                                            2,245(n)
  Common stock.............................................       1,743                        84(i)        1,827
  Capital in excess of par value...........................     103,114      81,255       (81,255)(k)     107,030
                                                                                            3,916(i)
  Gain on distribution of PolyVision interest..............                                 1,332(p)        9,310
                                                                                            5,733(p)
                                                                                            2,245(p)
  Cumulative translation adjustment........................         144                                       144
  Accumulated deficit......................................     (76,050)                   (5,026)(q)     (81,076)
                                                             ----------  ----------  ----------------  -----------
                                                                 46,201      81,255       (74,726)         52,730
Less: Treasury stock.......................................      (1,229)                                   (1,229)
    Receivable from stockholder............................        (314)                                     (314)
                                                             ----------  ----------  ----------------  -----------
Total stockholders' equity.................................      44,658      81,255       (74,726)         51,187
                                                             ----------  ----------  ----------------  -----------
    Total liabilities and stockholders' equity.............  $  233,778  $  103,127  $     21,042       $ 357,947
                                                             ----------  ----------  ----------------  -----------
                                                             ----------  ----------  ----------------  -----------

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


    (d) Represents an aggregate of $1.6 million in costs, consisting of $1.3 million of annual freight savings and $0.3 million of savings resulting from a reduction in headcount at the Alcatel Business' plants. Alpine believes that the location of the Alcatel Business' plants and the similarity of the production capabilities of such plants and Superior's existing plant will allow Superior management to ship products to customers in a manner designed to reduce freight costs. Alpine estimates that freight savings at the annual rate can be achieved within nine months after the Alcatel Acquisition.



    Freight savings were computed by determining the average cost per shipment of copper wire and cable to Alpine's two largest customers based upon historical shipping rates and locations from which product had been historically shipped. These costs were then compared to the average cost per shipment based upon shipping the related product from the nearest facility capable of producing the required product. Further saving resulted from truckload rates payable by Superior, which are lower than those historically paid by the Alcatel Business, and which were extended to the Alcatel Business.


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

See Note (k) below.


    (f) Reflects the elimination of selling, general and administrative expense incurred by the Alcatel Business in the historical period, of which $5.9 million represented management fees, an allocation of administrative charges previously paid by the Alcatel Business to its affiliates, as well as employee costs which will not be incurred subsequent to the Alcatel Acquisition. The decrease in selling, general and administrative expense was offset by $1.2 million of incremental expense in order to operate the business following the combination of the Alcatel Business with Superior. The incremental expense was determined by identifying the additional selling, general and administrative personnel that Alpine required and the estimated costs associated with adding the personnel.


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


    Relocation costs were determined by identifying those Alcatel employees who were invited to remain with Superior subsequent to the Alcatel Acquisition and would be required to relocate. A determination of the relocation costs for these individuals was made. Severance costs were determined by identifying those Alcatel individuals who Alpine did not retain once the Alcatel Acquisition was completed.


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

                                                               12 MONTH ENDED           FISCAL YEAR ENDED
                                                                  JUNE 30,                  APRIL 30,
                                                          ------------------------  -------------------------
                                                             1993         1994         1994          1995
                                                          -----------  -----------  -----------  ------------
                                                                        (DOLLARS IN THOUSANDS)

Net sales...............................................  $  92,550    $  99,985    $  98,824    $  100,909
Gross profit............................................     14,147       14,980       15,443        18,390
Gross margin............................................       15.3%        15.0%        15.6%         18.2%
Selling, general and administrative.....................                               16,578        15,977
Amortization of intangibles.............................                                1,427         1,427
Operating income (loss).................................                               (2,562)          986

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

       SUPPLEMENTAL OPERATING DATA -- DATA COMMUNICATIONS AND ELECTRONICS

    The following table sets forth for the periods indicated certain financial data for Alpine's data communications and electronics business.

                                                                                 FISCAL YEAR ENDED APRIL 30,
                                                                            -------------------------------------
                                                                               1993         1994         1995
                                                                            -----------  -----------  -----------
                                                                                   (DOLLARS IN THOUSANDS)

Net sales.................................................................  $  27,897    $  21,653    $  27,907
Gross profit..............................................................     11,979        8,252        8,221
Gross margin..............................................................       42.9%        38.1%        29.5%
Selling, general and administrative.......................................      7,558        6,574        6,511
Amortization of intangibles...............................................        267        1,753        --
Operating income (loss)...................................................      4,069          (75)       1,710

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


    During the fiscal year ended April 30, 1994, the principal uses of cash included approximately $22.4 million used for investing activities and approximately $3.4 million used for operating activities, including $3.0 million used for discontinued operations. The major component of cash used for investing activities included approximately $19.2 million related to the acquisition of Superior and $1.9 million used for capital expenditures. Cash used for discontinued operations (operations of PolyVision, a former subsidiary of Alpine; see footnote 5 to the consolidated financial statements) represented primarily cash used in PolyVision's development efforts. Sources of cash included $26.0 million from financing activities with major components being $4.7 million in net cash proceeds from the issuance of preferred stock with the balance relating primarily to debt financing in connection with the Superior acquisition.



    Alpine's principal subsidiaries maintained separate bank lines and other credit facilities to finance their operations which, as more fully described below, were terminated in conjunction with the Alcatel Acquisition and the Refinancing.


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


    Alpine will rely on cash flow from operations and borrowing under the New Credit Agreement to meet its ongoing cash requirements. The New Credit Agreement provides for borrowings of up to $85.0 million for general working capital needs if certain conditions are met and is available to Alpine under a revolving credit facility that does not reduce over its five-year term. Borrowings will be guaranteed by Alpine's operating subsidiaries and a first priority security interest will be granted in favor of the lenders in all inventories and accounts receivable owned by these subsidiaries and certain other assets. At July 31, 1995, Alpine had $34.2 million outstanding under the New Credit Agreement bearing interest at an average of 8.4%. The availability under the Alpine Revolver as of July 31, 1995 was $35.0 million. Based on expected levels of inventory and accounts receivable during fiscal 1996 and the collateral advance rates, Alpine estimates that it could borrow up to $75 million under the New Credit Agreement during 1996. The New Credit Agreement contains restrictions on incurring additional indebtedness or liens and requires Alpine to maintain certain minimum financial performance levels.


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



                                       YEAR
                                   FIRST ELECTED                            POSITION WITH ALPINE
           NAME              AGE     DIRECTOR                          AND OTHER BUSINESS EXPERIENCE
---------------------------  ---  ---------------  ----------------------------------------------------------------------
Kenneth G. Byers, Jr.......  52        1993        President  and  sole  shareholder  of  Byers  Engineering  Company,  a telecommunications  technical services  firm, for  more than  the past five years. He served as a director of Superior TeleTec Inc. until its merger with and into Alpine in November 1993.
Steven S. Elbaum...........  46        1980        Chairman of  the Board  of Directors  and Chief  Executive Officer  of
                                                   Alpine since 1984. He is also a director of Brandon Systems, Inc.
Randolph Harrison..........  63        1980        A private investor and consultant to Poten & Partners, Inc., an energy and shipping industry consulting firm, where he was President prior to
                                                   1985.

                                       YEAR
                                   FIRST ELECTED                            POSITION WITH ALPINE
           NAME              AGE     DIRECTOR                          AND OTHER BUSINESS EXPERIENCE
---------------------------  ---  ---------------  ----------------------------------------------------------------------
John C. Jansing............  69        1978        Chairman  of  The  Independent  Election  Corporation  of  America,  a
                                                   shareholder proxy tabulating firm, from  1976 to 1992 and currently  a director  of Vestaur Securities, Inc.  and fourteen Lord Abbett mutual funds.
Ernest C. Janson, Jr.......  72        1987        A partner with Coopers & Lybrand, certified public accountants,  until his retirement in 1985.
James R. Kanely............  54        1993        President  and Chief Operating Officer  of Alpine since November 1993.
                                                   Prior thereto  he  was Chairman  of  the Board,  President  and  Chief
                                                   Executive  Officer of Superior TeleTec Inc.  until its merger with and into Alpine in November 1993.
Gene E. Lewis..............  67        1992        Chairman and  Chief Executive  Officer of  Novecon Technologies,  L.P.
                                                   since  1994, a consultant  to various health  care and venture capital companies from 1989  to 1994. He  is currently a  director of  EDITEK,
                                                   Inc., and American Drug Company.
Bragi F. Schut.............  54        1983        Executive Vice President of Alpine since 1986.



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



           NAME              AGE                                POSITION WITH ALPINE
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

                           SUMMARY COMPENSATION TABLE



                                                                 LONG-TERM
                              ANNUAL COMPENSATION (1)       COMPENSATION AWARDS
                         ---------------------------------  --------------------
       NAME AND            FISCAL                           RESTRICTED  OPTION
  PRINCIPAL POSITION        YEAR       SALARY      BONUS    STOCK (3)   SHARES     OTHER (4)
-----------------------  -----------  ---------  ---------  ---------  ---------  -----------
Steven S. Elbaum               1995   $ 275,000  $ 175,000(2)    --       --       $   7,370
 Chairman and Chief            1994     256,785    125,000  $1,350,000    30,000       6,560
 Executive Officer             1993     200,483    107,640     --         80,000      --
James R. Kanely (5)            1995     252,684    150,000     --         --          64,475
 President and Chief           1994     116,081     57,292    270,000    100,000      45,079
 Operating Officer
Bragi F. Schut                 1995     172,000     75,000(2)    --       --          29,115
 Executive Vice                1994     165,532     60,000    250,000     15,000      15,772
 President
 and Secretary                 1993     144,965     55,000     --         50,000       3,349
David S. Aldridge (5)          1995     153,718     60,000(2)    --       --          55,883
 Chief Financial               1994      69,927     30,000    342,500     50,000       4,133
 Officer
Alan J. Nickerson (6)          1995     151,000     52,851     --         --           4,620
 Senior Vice President         1994     144,752     40,000    275,000     60,000       5,048
                               1993     125,655     37,564     --         50,000       2,876
------------------------------



(1)   The aggregate dollar value of all perquisites and other personal benefits, securities or property awarded to, earned by  or paid to any of the  named individuals  did not  exceed the  lesser of  $50,000 or  10% of  the total annual salary and bonus  set forth for such  individual during any of  the last three fiscal years.
(2)   Fiscal 1995 bonus amounts included in the above table represent 50 percent of  the bonus amount approved by  the Compensation Committee in respect to fiscal 1995. The  balance of the  approved bonus was  paid in fiscal  1996 upon completion of Alpine's acquisition of the US and Canadian copper wire and  cable business of Alcatel N.A. Cable Systems, Inc. and Alcatel Canada
      Wire, Inc.
(3)   The dollar value set forth is based on the closing price per share for the
      Common Stock  on  the respective  dates  of  grant, $10.00  per  share  on
      September  8, 1993,  $9.00 per  share on November  10, 1993  and $7.00 per share on April  12, 1994.  The aggregate  number of  shares of  restricted stock  held by  each of the  named individuals  at April 30,  1995 (all of which were  granted during  the  1994 fiscal  year),  the value  of  those holdings  and the vesting schedule for  continued service are as set forth below. The number  of shares set  forth for Messrs.  Elbaum, Aldridge  and
      Nickerson   includes  24,847  shares,  8,342   shares  and  5,324  shares,
      respectively,  that  have  been  granted   subject  to  approval  by   the
      stockholders of an amendment to Alpine's 1984 Restricted Stock Plan.



                                           STEVEN S.    JAMES R.    BRAGI F.   DAVID S.     ALAN J.
                                            ELBAUM       KANELY       SCHUT    ALDRIDGE    NICKERSON
                                          -----------  -----------  ---------  ---------  -----------
Number of shares                             150,000       30,000      25,000     41,786      30,714
Value at April 30, 1995                    $ 731,250    $ 146,250   $ 121,875  $ 203,707   $ 149,730
Number of shares vesting in
  1995                                        35,000        7,500       6,250      9,607       7,143
  1996                                        35,000        7,500       6,250      9,607       7,143
  1997                                        35,000        7,500       6,250      9,607       7,143
  1998                                        10,000       --          --          3,357       2,142
  1999                                        --           --          --         --          --



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

(6)   Alan J. Nickerson served as a Senior Vice President until June 1995.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES



    The following table presents information for the individuals named above as to the exercise of stock options during the fiscal year ended April 30, 1995 and the number of shares underlying, and the value of, unexercised options outstanding at April 30, 1995:



                             EXERCISES DURING THE FISCAL
                                         YEAR                   NUMBER OF SHARES
                             ----------------------------    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                 VALUE              OPTIONS            IN-THE- MONEY OPTIONS (2)
                                NUMBER OF      REALIZED    --------------------------  --------------------------
           NAME              SHARES ACQUIRED      (1)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------  ---------------  -----------  -----------  -------------  -----------  -------------
Steven S. Elbaum...........        33,333      $  74,999      385,000         15,000    $ 489,250        --
James R. Kanely............        --             --           73,035         75,000    $  42,991        --
Bragi F. Schut.............        --             --          147,500          7,500    $ 147,250        --
David S. Aldridge..........        --             --           42,060         37,500    $  26,456        --
Alan J. Nickerson..........        --             --          206,800          5,000    $ 206,800        --

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



    Each employment agreement is for a term ending upon the occurrence of any of the following events: (i) notification by the executive or Alpine to the other that it desires to terminate the employment agreement, (ii) the death or disability of the executive, (iii) termination by Alpine for "cause" and (iv) termination by the executive for "good reason." "Good reason" includes a change of control of Alpine (defined to mean the acquisition by a person or entity of 20% of Alpine's voting stock) followed by a change of the executive's responsibilities or a termination by Alpine of the executive's employment. Generally in the event an executive terminates his employment for "good reason," he is entitled to receive a severance payment equal to one and a half to three times his annual salary and bonus for the prior year. In the event of termination of employment under other circumstances, each executive is entitled to varying benefits described in the employment agreements.

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



              COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN* OF
         THE ALPINE GROUP, INC., AMEX MARKET VALUE INDEX AND PEER GROUP


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                        4-90       4-91       4-92       4-93       4-94       4-95
ALPINE GROUP              $ 100      $ 167      $ 305      $ 443      $ 238      $ 186
AMEX MKT VALUE              100        105        114        123        127        139
PEER GROUP                  100        101        109        111        128        103


                                                                                        CUMULATIVE TOTAL RETURN
                                                                    ----------------------------------------------------------------
                                                                      4/90       4/91       4/92       4/93       4/94       4/95
                                                                    ---------  ---------  ---------  ---------  ---------  ---------
THE ALPINE GROUP, INC.............................................  $     100  $     167  $     305  $     443  $     238  $     186
AMEX MARKET VALUE INDEX...........................................        100        105        114        123        127        139
PEER GROUP........................................................        100        101        109        111        128        103

------------------------
* $100 INVESTED ON 4/30/90 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVI-DENDS. FISCAL YEAR ENDING APRIL 30.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                                                                                            8% PREFERRED STOCK
                                           COMMON STOCK           9% PREFERRED STOCK
                                     -------------------------  -----------------------  -------------------------
  NAME AND ADDRESS OF BENEFICIAL      NUMBER OF    PERCENT OF   NUMBER OF   PERCENT OF    NUMBER OF    PERCENT OF
               OWNER                   SHARES        CLASS       SHARES       CLASS        SHARES        CLASS
-----------------------------------  -----------  ------------  ---------  ------------  -----------  ------------
Steven S. Elbaum ..................  1,591,214(1)        9.0%      --           --               99            *
1790 Broadway
New York, NY 10019-1412
Hermes Imperial Investments,         1,424,231           8.0  %    --          --           160,000         56.9  %
L.P. ..............................
237 Park Avenue
Ninth Floor
New York, NY 10017
Herbert T. Kerr ...................     --            --           --          --            35,905         12.8  %
Pamtom Farm
Vaughn Road
Hudson Falls, NY 12839
Financial Strategic Portfolios,         --           --             1,000        57.1  %     --          --
Inc. ..............................
Technology Portfolio
7800 E. Union Avenue
Denver, CO 80237
Connecticut Innovations, Inc ......     --           --               500        22.6  %     --          --
845 Brook Street
Rocky Hill, CT 06067
Patrick W. Allender ...............     --           --               250        14.3  %     --          --
5 Holly Leaf Court
Bethesda, MD 20817
The Oregon Equity Fund ............     --            --           --          --            --           --
c/o Froley, Revy Investment Co.,
Inc.
10900 Wilshire Boulevard
Los Angeles, CA 90024-6594
Kenneth G. Byers, Jr...............    526,963  (2)        3.0  %
Ernest C. Janson, Jr...............     26,000         *
Randolph Harrison..................     55,877           *
Bragi F. Schut.....................    475,886  (3)        2.6  %
James R. Kanely....................    346,111  (4)        1.9  %
John C. Jansing....................    196,333  (5)        1.1  %
Gene E. Lewis......................     39,366  (6)      *                                        99             *
David S. Aldridge..................    120,898  (7)      *
All directors and executive          3,378,651  (8)       19.0  %
officers as a group................

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
10(n)*     Letter  Agreement, dated  May 24,  1995, by and  between Alpine  and PolyVision  relating to $2,500,000 credit commitment
10(o)*     First Amendment to Lease Agreement, dated as of May  10, 1995, by and between ALP (TX) QRS 11-28,  Inc.
           and Superior Teletec Inc.
10(p)*     Purchase   Agreement,  dated   as  of  July   14,  1995,   by  and  among   Alpine,  Adience,  Superior
           Telecommunications  Inc.,  Superior  Cable  Corporation,   Merrill  Lynch  &  Co.,  Nomura   Securities
           International, Inc. and First Albany Corporation.
10(q)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and Steven S. Elbaum
10(r)*     Amendment  to Employment Agreement, dated as of September 8,  1993, by and between Alpine and Steven S.
           Elbaum
10(s)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and Bragi F. Schut
10(t)*     Amendment to Employment Agreement, dated as  of September 8, 1993, by  and between Alpine and Bragi  F.
           Schut
10(u)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and David S. Aldridge
10(v)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely
10(w)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and Justin F. Deedy, Jr.
10(x)*     Second  Amendment to Lease Agreement, dated as of July  21, 1995, by and between ALP(TX) QRS H-28, Inc.
           and Superior Telecommunications Inc.
10(y)*     Loan and  Security Agreement,  dated  as of  July 21,  1995,  by and  between Alpine,  Shawmut  Capital
           Corporation, Nationsbank of Georgia, N.A., and Creditanstalt Corporation Finance, Inc.
10(z)*     Amendment  to Employment Agreement, dated as of November 10,  1993, by and between Alpine and Justin F.
           Deedy, Jr.
10(aa)*    Amendment to Employment Agreement, dated as  of November 10, 1993, by  and between Alpine and David  S.
           Aldridge.
10(bb)*    Amendment  dated as  of June  30, 1995,  to Amended and  Restated Debt  Exchange Agreement  dated as of
           October 11, 1984, among Alpine and certain debtholders of Adience, as listed therein.
10(cc)*    Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between Adience and IBJ dated as of June 30, 1985
10(dd)*    Amendment to the Employment Agreement, dated as of  November 10, 1993, by and between Alpine and  James
           R. Kanely
10(ee)*    Indenture,  dated as of July 15, 1995, by  and among Alpine, Adience, Superior Telecommunications Inc.,
           Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee.
10(ff)*    Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland.
12**       Computation of ratio of earnings to fixed charges.
21*        List of Subsidiaries
23(a)**    Consent of Arthur Andersen LLP
27*        Financial Data Schedule

------------------------
*    Previously filed.

**   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ALPINE GROUP, INC.


Dated: October 10, 1995                   By: /s/ STEVEN S. ELBAUM
                                             -----------------------------------
                                             Steven S. Elbaum
                                             Chairman of the Board and
                                             Chief Executive Officer

                         INDEX TO FINANCIAL STATEMENTS


ALPINE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Report of independent public accountants.............................................  54
  Consolidated balance sheets at April 30, 1994 and 1995...............................  55
  Consolidated statements of operations for the years ended
    April 30, 1993, 1994 and 1995......................................................  56
  Consolidated statements of stockholders' equity for the three years ended April 30,
   1993, 1994 and 1995.................................................................  57
  Consolidated statements of cash flows for the years ended April 30, 1993, 1994 and
   1995................................................................................  60
  Notes to consolidated financial statements...........................................  62
SCHEDULE
  Schedule I -- Condensed Financial Information of Registrant (Parent Company).........  87

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

                                                         Arthur Andersen LLP


New York, New York
June 16, 1995 (except with respect
to the matter discussed in Note 20,
as to which the date is July 21, 1995)

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       YEAR ENDED APRIL 30,
                                                                                ----------------------------------
                                                                                   1993        1994        1995
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)

Cash flows from financing activities:
  Short-term borrowings (repayments)..........................................  $   (3,816) $     (118) $   20,685
  Borrowings under revolving credit facilities, net...........................      --           7,271      (1,530)
  Term loan and lease finance borrowings of continuing operations.............      --          17,034         636
  Term loan borrowings of discontinued operations.............................       1,611         690      --
  Term loan repayments of continuing operations...............................        (613)     (3,771)     (3,408)
  Term loan repayments of discontinued operations.............................          (8)        (54)        (70)
  Proceeds from exercise of stock options.....................................         146       1,072         256
  Minority investments in subsidiaries........................................         112          27      --
  Issuance of preferred stock, net............................................       2,500       4,278      --
  Dividends on preferred stock................................................        (454)       (414)       (505)
  Purchase of treasury shares.................................................      --          --          (1,211)
  Other.......................................................................      --          --             370
                                                                                ----------  ----------  ----------
Cash provided by (used for) financing activities..............................        (522)     26,015      15,223
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................      (5,907)        221      13,039
Cash and cash equivalents at beginning of year................................       8,193       2,286       2,507
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    2,286  $    2,507  $   15,546
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Supplemental Disclosures:
  Interest paid...............................................................  $    1,782  $    1,579  $    5,615
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Noncash investing and financing activities:
  Exchange and conversion of preferred stock..................................  $    3,000  $    3,500  $      140
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Shares issued in connection with the acquisition of a minority
   interest in Alpine PolyVision, Inc.........................................              $   19,477
                                                                                            ----------
                                                                                            ----------
  Shares issued in connection with the purchase of the R&D partnership
   interest in European Display Technologies, ("EDT").........................              $    1,251
                                                                                            ----------
                                                                                            ----------
  Shares of Alpine PolyVision, Inc. issued in connection with the purchase of
   the R&D partnership interest in EDT........................................              $    1,664
                                                                                            ----------
                                                                                            ----------
  Preferred stock issued in exchange for common stock.........................                          $    8,000
                                                                                                        ----------
                                                                                                        ----------
  Acquisition of businesses:
    Assets, net of cash acquired..............................................              $   93,018  $  107,837
    Common stock issued.......................................................                 (41,592)
    Preferred stock issued....................................................                              (4,113)
    Contingent consideration..................................................                              (5,733)
    Liabilities assumed.......................................................                 (32,229)    (98,793)
                                                                                            ----------  ----------
    Net cash paid (received)..................................................              $   19,197  $     (802)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Conversion of notes and exchange of debentures:
    Conversions and retirements of debt.......................................  $    7,340  $      625  $       38
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Fair value of common stock issued.........................................  $    8,876  $      674  $       41
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

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

    GOODWILL AND OTHER INTANGIBLES


    The excess of the purchase price over the net identifiable assets of businesses acquired by Alpine is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill intangibles at April 30, 1994 and 1995 was $557,000 and $2,338,000 respectively. Alpine periodically reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impairments would be recognized in operating results if a permanent diminution in value occurred. The adoption of this statement had no effect on Alpine's consolidated financial position or results of operations as of or for the year ended April 30, 1995. During fiscal 1994, Alpine expensed $1,511,000 of unamortized intangible assets relating to a product line which was not forecasted to generate sufficient income to recover the carrying value of such intangible asset. The intangible assets' original estimated life was ten years of which six years had expired.

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

    A summary of the consideration paid and estimated to be paid for the Adience Acquisition is as follows:

                                                                                    AMOUNT
                                                                                 -------------
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

        (a) In connection with the Alcatel Acquisition (see Note 6), Superior sold $140,000,000 aggregate principal amount of Alcatel Acquisition Notes. Two series of these Alcatel Acquisition Notes were issued: $85,000,000 of Variable Rate Senior Secured Guaranteed Extendible Revolving Notes, Series A, due 1997 (the "Series A Senior Notes") and $55,000,000 aggregate principal amount of 11% Senior Secured Guaranteed Extendible Notes, Series B, due 1997 (the "Series B Senior Notes"). The Series A and B Senior Notes are guaranteed by Alpine and certain of its subsidiaries. The Alcatel Acquisition

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
    Notes will mature on the second anniversary of their issuance, except that the maturity date may be extended up to two times for a period of six months per extension at the option of Superior. The Series A Senior Notes bear interest equal to the prime rate plus 1.5% per annum prior to any extension. The Series B Senior Notes bear interest at the rate of 11% per annum during the first six months following their issuance, increasing by 0.5% for each succeeding six-month period. During any extension period, the interest rate on the Series A Senior Notes will be the prime rate plus 3% and the interest rate on the Series B Senior Notes will be 14%. The Alcatel Acquisition Notes are secured by substantially all of the assets of Superior and the Alcatel Business. The proceeds of $140,000,000, net of an estimated $4,600,000 in transaction expenses, was used as follows, (1) $93,000,000 was paid in cash to Alcatel NA, (2) an estimated $500,000 was paid in Alcatel Acquisition-related transaction expenses, and (3) $22,572,000 ($21,919,000 outstanding at April 30, 1995) was used to retire Superior debt. The remaining proceeds of $19,328,000 were available to Superior for working capital and general corporate purposes. The Alcatel Acquisition obligation represents the estimated final acquisition payment and is subject to adjustment based upon the completion of a closing balance sheet audit (see
    Note 6).

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

    At April 30, 1995, future minimum lease payments under non-cancelable operating leases are as follows:

FISCAL YEAR
-----------------------------------   REAL AND PERSONAL
                                          PROPERTY
                                     -------------------
                                       (IN THOUSANDS)
1996...............................  $             500
1997...............................                248
1998...............................                154
1999...............................                136
2000...............................                136
Thereafter.........................                215
                                              --------
                                     $           1,389
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

    In February 1992, PolyVision was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At April 30, 1995, environmental accruals amounted to $498,000,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

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


    Alpine has employment agreements with each of its executive officers. Pursuant to the agreements, Mr. Elbaum serves as Chairman and Chief Executive Officer at an annual salary of $275,000, Mr. Kanely serves as President and Chief Operation Officer at an annual salary of $250,000, Mr. Schut serves as Executive Vice President an annual salary of $172,000, Mr. Aldridge serves as Chief Financial Officer at an annual salary of $150,000 and Mr. Nickerson served until June 1995 as Senior Vice President at an annual salary of $150,000. The agreements also provide for an annual bonus based upon Alpine's achieving certain performance objectives (which bonus will in no event be less than $125,000 per year for the first two contract years with respect to Mr. Kanely), the one-time grant of stock options and restricted stock, the agreement by Alpine to pay Messrs. Kanely and Schut the 15-year annuity described in footnote 4 to the Summary Compensation Table, the indemnification from any income taxes arising from the vesting of the restricted stock and certain other benefits, including medical, dental and other insurance benefits. The agreements with Messrs. Elbaum, Kanely and Schut also provide that they will serve on the Board of Directors of Alpine.



    Each employment agreement is for a term ending upon the occurrence of any of the following events: (i) notification by the executive or Alpine to the other that it desires to terminate the employment agreement; (ii) the death or disability of the executive; (iii) termination by Alpine for "cause;" and (iv) termination by the executive for "good reason." "Good reason" includes a change of control of Alpine (defined to mean the acquisition by a person or entity of 20% of Alpine's voting stock) followed by a change of the executive's responsibilities or a termination by Alpine of the executive's employment. In the event an executive terminates his employment for "good reason," he is entitled to receive a severance payment equal to two times (three times with respect to Mr. Elbaum and one and one-half times with respect to Mr. Aldridge) his annual bonus and salary for the prior year. In the event of termination of employment under other circumstances, each executive is entitled to varying benefits described in the employment agreements.


    Alpine is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.


    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no materially adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. PREFERRED STOCK (CONTINUED)
    On December 21, 1994, Alpine issued 82,267 shares of the 8% Preferred Stock in connection with the acquisition of Adience. On January 6, 1995, Alpine issued a further 160,000 shares of 8% Preferred Stock in exchange for 1,000,000 shares of Alpine's common stock. The 8% Preferred Stock ranks senior to the 9%
Preferred Stock but junior to the issued and outstanding 8.5% Preferred Stock and 9% Senior Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $7.75 (subject to customary adjustment) and may be redeemed by Alpine at $50 per share plus accrued dividends, if any, at any time after the third anniversary of the date of issuance. Alpine reached an agreement with the holders of the 160,000 shares of 8% Preferred Stock issued in the January 6, 1995 exchange that after February 27, 1995, each such holder may exchange the 8% Preferred Stock for shares of Alpine common stock at an amount equal to the liquidation preference divided by 115% of the average trading price of Alpine common stock for the twenty days prior to February 28, 1996, provided that such exchange price will not be less than $3.25 per share nor greater than $8.25 per share.

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

    The following provides information about each business segment:

                                                                                        YEAR ENDED APRIL 30,
                                                                                  --------------------------------
                                                                                    1993       1994        1995
                                                                                  ---------  ---------  ----------
                                                                                           (IN THOUSANDS)
Net sales (a):
  Telecommunications wire and cable.............................................  $  --      $  46,857  $  136,578
  Refractories..................................................................     --         --          33,650
  Data communications and electronics...........................................     27,897     21,653      27,907
                                                                                  ---------  ---------  ----------
                                                                                  $  27,897  $  68,510  $  198,135
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. SEGMENT INFORMATION (CONTINUED)

Operating income (loss):
  Telecommunications wire and cable.............................................  $  --      $   1,625  $    8,128
  Refractories..................................................................     --         --             383
  Data communications and electronics...........................................      4,069        (75)      1,710
  Corporate.....................................................................     (2,964)    (3,750)     (3,225)
                                                                                  ---------  ---------  ----------
                                                                                  $   1,105  $  (2,200) $    6,996
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Identifiable assets at year end:
  Telecommunications wire and cable.............................................  $  --      $  89,687  $   98,785
  Refractories..................................................................     --         --         104,300
  Data communications and electronics...........................................     18,500     15,340      16,820
  Corporate (b).................................................................      9,498      8,769      13,873
                                                                                  ---------  ---------  ----------
                                                                                  $  27,998  $ 113,796  $  233,778
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Depreciation and amortization expense:
  Telecommunications wire and cable.............................................  $  --      $   1,562  $    3,570
  Refractories..................................................................     --         --           1,670
  Data communications and electronics...........................................        778      2,697         872
  Corporate.....................................................................        182        166          57
                                                                                  ---------  ---------  ----------
                                                                                  $     960  $   4,425  $    6,169
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------
Capital expenditures:
  Telecommunications wire and cable.............................................  $  --      $     420  $    1,388
  Refractories..................................................................     --         --             426
  Data communications and electronics...........................................        422      1,140         394
  Corporate.....................................................................     --              5          67
                                                                                  ---------  ---------  ----------
                                                                                  $     422  $   1,565  $    2,275
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20. SUBSIDIARY GUARANTEES


    On July 21, 1995, Alpine issued and sold $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Notes") (see footnote 7). The Notes are unconditionally guaranteed on a senior unsecured basis by three of Alpine's subsidiaries, Superior Telecommunications Inc., Superior Cable Corp. and Adience, Inc., except that the subsidiary guarantee given by Adience is subordinated in light of payment to $5,000,000 of Adience Senior Notes outstanding. Additionally, if Adience Canada or a member of the DNE group guarantees any debt of Alpine or certain of its subsidiaries, Adience Canada or such member of the DNE group will also be required to issue a subsidiary guarantee. The subsidiary guarantees rank, pari passu in right of payment with other senior debt of Alpine and the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's Credit Facility (see footnote 7). The Senior Notes are effectively subordinated to the loans and subsidiary guarantees under the Credit Facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing such debt.



    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness, including interest payments on the Senior Notes. Separate financial statements and related disclosures for the subsidiaries are omitted as they are not material to an investor; however, the following condensed consolidating information presents condensed financial statements as of April 30, 1995 of (a) Alpine on a parent company basis with its investments in subsidiaries accounted for on the equity method (Parent Company), (b) the subsidiary guarantors, (c) the combined non-guarantors, and (d) Alpine on a consolidated basis.



    Such information has been presented for fiscal 1995 only, as it is the only year that any of the subsidiary guarantors were owned by Alpine for a full fiscal year (see footnote 6).

                             THE ALPINE GROUP, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                       FOR THE YEAR ENDED APRIL 30, 1995
                             (DOLLARS IN THOUSANDS)



                                                                              SUBSIDIARY
                                                      PARENT     SUBSIDIARY      NON-      ELIMINATING
                                                      COMPANY    GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                    -----------  -----------  -----------  -----------  ------------
Net sales.........................................                $ 166,561    $  31,574                 $  198,135
Cost of goods sold................................                  146,670       22,455                    169,125
                                                    -----------  -----------  -----------  -----------  ------------
    Gross profit..................................                   19,891        9,119                     29,010
Selling, general & administrative expenses........   $   2,992       10,233        7,262                     20,487
Amortization of goodwill..........................                    1,527                                   1,527
                                                    -----------  -----------  -----------  -----------  ------------
    Operating income (loss).......................      (2,992)       8,131        1,857                      6,996
Interest (expense), net...........................      (1,316)      (5,714)        (822)                    (7,852)
Other income (expense)............................        (531)         328          231                         28
Allocated charges.................................         111                      (111)
                                                    -----------  -----------  -----------  -----------  ------------
    Income from continuing operations before
     income tax...................................      (4,728)       2,745        1,155                       (828)
Equity in income (loss) from subsidiaries.........      (3,266)         107                 $   3,159
                                                    -----------  -----------  -----------  -----------  ------------
                                                        (7,994)       2,852        1,155        3,159          (828)
Income tax expense (benefit)......................      (1,950)       2,217           81                        348
                                                    -----------  -----------  -----------  -----------  ------------
    Income (loss) from continuing operations......      (6,044)         635        1,074        3,159        (1,176)
(Loss) from discontinued operations...............                                (4,868)                    (4,868)
                                                    -----------  -----------  -----------  -----------  ------------
                                                     $  (6,044)   $     635    $  (3,794)   $   3,159    $   (6,044)
                                                    -----------  -----------  -----------  -----------  ------------
                                                    -----------  -----------  -----------  -----------  ------------

                             THE ALPINE GROUP, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                       FOR THE YEAR ENDED APRIL 30, 1995
                             (DOLLARS IN THOUSANDS)



                                                                              SUBSIDIARY
                                                      PARENT     SUBSIDIARY      NON-      ELIMINATING
                                                      COMPANY    GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                    -----------  -----------  -----------  -----------  ------------
Assets
  Current assets..................................   $  15,006    $  67,045    $  18,022    $  (1,188)   $   98,885
  Property, plant and equipment, net..............         114       47,544        4,582                     52,240
  Goodwill, net...................................                   70,100                    (4,388)       65,712
  Investment in and advances to subsidiaries......      59,556                     4,972      (64,528)
  Other non-current assets........................       2,738       18,687       (2,903)      (1,581)       16,941
                                                    -----------  -----------  -----------  -----------  ------------
    Total assets..................................   $  77,414    $ 203,376    $  24,673    $ (71,685)   $  233,778
                                                    -----------  -----------  -----------  -----------  ------------
                                                    -----------  -----------  -----------  -----------  ------------

Liabilities and stockholders' equity
  Current liabilities.............................   $  24,489    $  59,547    $   7,793    $     (24)   $   91,805
  Long-term debt..................................       2,534       73,023        8,465                     84,022
  Other non-current liabilities...................       5,733       14,190          651       (7,281)       13,293
  Equity..........................................      44,658       56,616        7,764      (64,380)       44,658
                                                    -----------  -----------  -----------  -----------  ------------
    Total liabilities and stockholders' equity....   $  77,414    $ 203,376    $  24,673    $ (71,685)   $  233,778
                                                    -----------  -----------  -----------  -----------  ------------
                                                    -----------  -----------  -----------  -----------  ------------

                             THE ALPINE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED APRIL 30, 1995



                                                                                 SUBSIDIARY
                                                         PARENT     SUBSIDIARY      NON-      ELIMINATING
                                                         COMPANY    GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                       -----------  -----------  -----------  -----------  ------------
Cash flows from operations
  Income (loss) from continuing operations...........   $  (6,044)   $     635    $   1,074    $   3,159    $   (1,176)
  Adjustments to reconcile (loss) to net cash
   provided by continuing operations
  Depreciation, amortization and other non-cash
   charges...........................................         647        5,857          938                      7,442
  Changes in assets and liabilities..................        (986)      (2,854)         755                     (3,085)
  Cash used for discontinued operations..............                                (4,133)                    (4,133)
                                                       -----------  -----------  -----------  -----------  ------------
Cash flows from (used by) operations.................      (6,383)       3,638       (1,366)       3,159          (952)
Cash flow from investing activities
  Acquisition, net of cash...........................      (2,424)       3,226                                     802
  Capital expenditures...............................         (67)      (1,768)        (440)                    (2,275)
  Other..............................................       2,777       (2,536)                                    241
                                                       -----------  -----------  -----------  -----------  ------------
Cash flows provided by (used for) investing
 activities..........................................         286       (1,078)        (440)                    (1,232)
Cash flow from financing activities
  Repayments of long-term borrowings.................                   (2,263)      (1,215)                    (3,478)
  Short-term borrowings..............................      20,685                                               20,685
  Intercompany transactions..........................      (1,647)         557        4,249        3,159
  Borrowings (repayments) under revolving credit
   facilities, net...................................                   (2,157)         627                     (1,530)
  Other..............................................      (1,472)         928           90                       (454)
                                                       -----------  -----------  -----------  -----------  ------------
Cash flows provided by (used for) financing..........      17,566       (2,935)       3,751       (3,159)       15,223
Net increase (decrease) in cash and cash
 equivalents.........................................      11,469         (375)       1,945                     13,039
Cash and cash equivalents at the beginning of the
 period..............................................       1,830            4          673                      2,507
                                                       -----------  -----------  -----------  -----------  ------------
Cash and cash equivalents at the end of the period...   $  13,299    $    (371)   $   2,618    $            $   15,546
                                                       -----------  -----------  -----------  -----------  ------------
                                                       -----------  -----------  -----------  -----------  ------------

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

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED APRIL 30,
                                                                                  ---------------------------------
                                                                                     1993        1994       1995
                                                                                  ----------  ----------  ---------
                                                                                           (IN THOUSANDS)
Revenues:
  Interest income...............................................................  $      174  $      105  $     345
  Corporate charges.............................................................       1,440         360        111
                                                                                  ----------  ----------  ---------
                                                                                       1,614         465        456
                                                                                  ----------  ----------  ---------
Expenses:
  General and administrative....................................................       2,964       3,750      2,992
  Interest expense..............................................................       1,666         484      1,661
  Other expense.................................................................       1,539         445        531
                                                                                  ----------  ----------  ---------
                                                                                       6,169       4,679      5,184
                                                                                  ----------  ----------  ---------
                                                                                      (4,555)     (4,214)    (4,728)
Equity in net (loss) of subsidiaries before extraordinary item (a)..............      (6,278)    (25,917)    (1,316)
                                                                                  ----------  ----------  ---------
(Loss) before extraordinary item................................................     (10,833)    (30,131)    (6,044)
Extraordinary item:
  (Loss) gain on early extinguishment of debt...................................      (1,262)        (47)    --
                                                                                  ----------  ----------  ---------
  Net (loss)....................................................................  $  (12,095) $  (30,178) $  (6,044)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

------------------------
(a) Equity in net (loss) of subsidiaries before extraordinary item includes losses from discontinued operations of $8.7 million, $25.2 million and $4.9 million in fiscal 1993, 1994 and 1995, respectively. (See footnote 5.)

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED APRIL 30,
                                                                                  --------------------------------
                                                                                    1993        1994       1995
                                                                                  ---------  ----------  ---------
                                                                                           (IN THOUSANDS)
Cash provided by (used for) operating activities:...............................  $    (221) $   (2,566) $  (6,383)
                                                                                  ---------  ----------  ---------
Cash flows from investing activities:
  Repayments of long-term investments...........................................     (2,023)     --         --
  Capital expenditures..........................................................     --              (5)       (67)
  Acquisitions, net of cash acquired............................................     --         (17,000)    (2,424)
  Investment in/sale of subsidiaries............................................     --             773     --
  Proceeds from (investment in) marketable securities...........................         51      (1,268)       477
  Dividends received from subsidiaries..........................................     --          17,610      2,000
  Restricted cash...............................................................      1,750      --         --
  Proceeds from sale of property................................................     --          --            300
                                                                                  ---------  ----------  ---------
Cash (used for) provided by investing activities................................       (222)        110        286
                                                                                  ---------  ----------  ---------
Cash flows from financing activities:
  Short-term borrowings (repayments)............................................     (3,816)       (118)    20,685
  Long-term borrowings..........................................................        433         123     --
  Repayments of long-term borrowings............................................       (457)     --         --
  Dividends on preferred stock..................................................       (454)       (414)      (505)
  Proceeds from stock options exercised.........................................        146       1,072        256
  Changes in intercompany accounts..............................................     (5,359)     (1,809)    (1,659)
  Issuance of preferred stock (net).............................................      2,500       4,700     --
  Purchase of treasury shares...................................................     --          --         (1,211)
                                                                                  ---------  ----------  ---------
Cash provided by (used for) financing activities................................     (7,007)      3,554     17,566
                                                                                  ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................     (7,450)      1,098     11,469
Cash and cash equivalents at beginning of year..................................      8,182         732      1,830
                                                                                  ---------  ----------  ---------
Cash and cash equivalents at end of year........................................  $     732  $    1,830  $  13,299
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
Supplemental cash flow disclosures:
  Interest paid.................................................................  $   1,345  $      376  $   1,287
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

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