Form 10-Q/A
period 1995-07-31
ALPINE GROUP INC /DE/
filed 1995-10-10
CIK 4164

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


                                 FORM 10-Q/A-2


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

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                              ---------------------
                                                                                                 1995       1994
                                                                                              ----------  ---------
Cash flow from operating activities:
  Income from continuing operations.........................................................  $    1,354  $     838
    Adjustments to reconcile (loss) to net cash provided by continuing operations:
      Depreciation and amortization.........................................................       3,131      1,147
      Accretion of debt discount and amortization of deferred financing.....................         490        107
      Compensation expense related to stock options and grants..............................         (58)       202
    Changes in assets and liabilities:
      Accounts receivable...................................................................        (589)    (2,821)
      Inventories...........................................................................       9,282        451
      Prepaid expenses and other current assets.............................................         261        (58)
      Other assets..........................................................................       1,690        (14)
      Accounts payable and accrued expenses.................................................       9,884      2,304
      Other.................................................................................         157         88
                                                                                              ----------  ---------
Cash provided by continuing operating activities............................................      25,602      2,244
                                                                                              ----------  ---------
(Loss) from discontinued operations.........................................................        (379)      (826)
  Adjustments to reconcile loss to net cash (used for) discontinued operations:
    Depreciation and amortization...........................................................      --            162
    Increase (decrease) in net liabilities..................................................      --           (198)
    Other...................................................................................         170     --
                                                                                              ----------  ---------
Cash (used for) discontinued operations.....................................................        (209)      (862)
                                                                                              ----------  ---------
Cash provided by operating activities.......................................................      25,393      1,382
Cash flow from investing activities:
  Acquisitions, net of cash acquired........................................................     (93,560)    --
  Investment in marketable securities.......................................................      (4,665)    --
  Capital expenditures on continuing operations.............................................      (1,590)      (318)
  Capital expenditures on discontinued operations...........................................      --           (120)
  Loan to PolyVision Corporation............................................................      (3,054)    --
  Other.....................................................................................        (197)    --
                                                                                              ----------  ---------
Cash (used for) investing activities........................................................    (103,066)      (438)
                                                                                              ----------  ---------


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


                                                                                        PRO FORMA
                                                                                --------------------------
                                                                                       (UNAUDITED)
                                                                                 THREE MONTH PERIOD ENDED
                                                                                         JULY 31,
                                                                                --------------------------
                                                                                    1995          1994
                                                                                ------------  ------------
                                                                                (IN THOUSANDS, EXCEPT PER
                                                                                      SHARE AMOUNTS)
Net sales.....................................................................  $    136,305  $    116,577
Income (loss) from continuing operations before income taxes..................         2,047          (193)
Income (loss) from continuing operations before extraordinary item............         1,897          (312)
(Loss) from discontinued operations...........................................          (379)         (826)
Net (loss)....................................................................        (3,662)       (1,138)
Income (loss) per share of common stock:
  Continuing operations.......................................................          0.09         (0.04)
  Discontinued operations.....................................................         (0.02)        (0.06)
  Extraordinary (loss) on early extinguishment of debt........................         (0.30)      --
  Net (loss)..................................................................         (0.23)        (0.10)


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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

    On July 21, 1995 Alpine completed a placement of $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Senior Notes") due 2003 at an issue price of 91.737%, with interest payable semiannually on January 15 and July 15. The Senior Notes are secured by a pledge of the capital stock of Superior and Adience and are guaranteed by certain subsidiaries of Alpine. (See Note 10.) The Senior Notes include certain customary covenants including, among other things, limitations on indebtedness, investments, and payment of dividends on common stock.


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

    Proceeds from the Senior Notes, borrowings under the Credit Facility, and a portion of cash reserves were used to refinance a substantial portion of the Company's debt. This included repayment of the $140,000,000 Alcatel Acquisition Notes (see Note 5). The Alcatel Acquisition Notes were issued on May 11, 1995, and the proceeds of which were used to: (1) pay the initial purchase price for the Alcatel Acquisition ($93,000,000); (2) repay amounts outstanding under Superior's revolving credit facility ($17,200,000) and its term loan ($5,400,000); pay fees and expenses amounting to $5,100,000; with the balance of $19,300,000 being added to corporate cash reserves. The other major uses of the proceeds from the Senior Notes and the Credit Facility included repayment of $21,000,000 face amount of the Company's 13.5% Senior Secured Notes; redemption at a discount of approximately 90% of $49.1 million face amount of Adience's 11% Senior Secured Notes; and the repayment of the balance outstanding under Adience's revolving credit facility, which amounted to $10.0 million.

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

9.  COMMITMENTS AND CONTINGENCIES

    On May 25, 1994, Alpine and 10 other parties were named as co-defendants in a lawsuit filed by the State of New York in Federal district court relating to the release of hazardous chemicals at a landfill near Rochester, New York. The State of New York alleges that Alpine, by virtue of its purchase of some (but not all) of the assets of an entity that allegedly disposed of hazardous substances, is liable as a corporate successor under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for the costs of remediation. The total remediation costs for the site have been estimated by the New York Department of Environmental Conservation to potentially be in excess of $14,000,000, Alpine has filed a motion for summary judgment dismissing the case against Alpine. This action is in an early stage, and no determination has yet been made as to either the reasonableness of New York's claim and its cost estimates or as to Alpine's liability, if any, or its share of such remediation costs. Management believes that it has strong defenses to this action and it has indemnification rights with respect

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
to liabilities, if any, relating to this matter from the seller of the assets, Panex Industries, Inc. which through its successor, Panex Industries, Inc. Liquidating Trust, has elected to control the defense of this action. Management believes that such Trust has sufficient assets to meet its indemnification obligations. However, there can be no assurance that an adverse outcome in this case would not have a material adverse effect on Alpine's consolidated financial position or results of operations.



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


    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will not have a material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.



10. SUBSIDIARY GUARANTEES


    On July 21, 1995, Alpine issued and sold $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Notes") (see footnote 7). The Notes are unconditionally guaranteed on a senior unsecured basis by three of Alpine's subsidiaries, Superior Telecommunications Inc., Superior Cable Corp. and Adience, Inc., except that the subsidiaries guarantee given by Adience is subordinated in right of payment to $5,000,000 of Adience Senior Notes
outstanding.  Additionally,  if  Adience   Canada  or  a   member  of  the   DNE

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
group guarantees any debt of Alpine or certain of its subsidiaries, Adience Canada or such member of the DNE group will also be required to issue a subsidiary guarantee. The subsidiary guarantees rank, pari passu in right of payment with other senior debt of Alpine and the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's Credit Facility (see footnote 7). The Senior Notes are effectively subordinated to the loans and subsidiary guarantees under the Credit Facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing such debt.


    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness including interest payments on the Senior Notes. Separate financial statements and related disclosures for the subsidiaries are omitted as they are not material to an investor; however, the following condensed consolidating information presents condensed financial statements as of July 31, 1995 of (a) Alpine on a parent company basis with its investment subsidiaries accounted for on the equity method (Parent Company), (b) the subsidiary guarantors, (c) the combined non-guarantors, and (d) Alpine on a consolidated basis.


    Such information has been presented for fiscal 1995 only, as it is the only year that any of the subsidiary guarantors were owned by Alpine for a full fiscal year (see footnote 6).

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS AT JULY 31, 1995
                             (DOLLARS IN THOUSANDS)



                                                    ALPINE                    NON-
                                                   (PARENT    SUBSIDIARY    GUARANTOR   ELIMINATING
                                                   COMPANY)   GUARANTORS   SUBSIDIARIES   ENTRIES    CONSOLIDATED
                                                  ----------  -----------  -----------  -----------  ------------
Assets
  Current assets................................  $    7,709   $ 121,361    $  18,354   $    (1,204)  $  146,220
  Property, plant and equipment, net............         143      92,169        4,509                     96,821
  Goodwill, net.................................                  86,337                     (4,366)      81,971
  Investment in and advances to subsidiaries....     196,395                               (196,395)
  Other non-current assets......................      27,762       4,177          891        (1,737)      31,093
                                                  ----------  -----------  -----------  -----------  ------------
    Total assets................................  $  232,009   $ 304,044    $  23,754   $  (203,702)  $  356,105
                                                  ----------  -----------  -----------  -----------  ------------
                                                  ----------  -----------  -----------  -----------  ------------

Liabilities and stockholders' equity
  Current liabilities...........................  $    5,855   $  88,859    $   6,114   $       (24)  $  100,804
  Long-term debt................................     175,286      11,191        8,866                    195,343
  Non-current liabilities.......................       1,058       9,227          678          (815)      10,148
  Equity........................................      49,810     194,767        8,096      (202,863)      49,810
                                                  ----------  -----------  -----------  -----------  ------------
    Total liabilities and stockholders'
     equity.....................................  $  232,009   $ 304,044    $  23,754   $  (203,702)  $  356,105
                                                  ----------  -----------  -----------  -----------  ------------
                                                  ----------  -----------  -----------  -----------  ------------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                       FOR THE PERIOD ENDED JULY 31, 1995
                             (DOLLARS IN THOUSANDS)



                                                    ALPINE                     NON-
                                                    (PARENT    SUBSIDIARY    GUARANTOR   ELIMINATING
                                                   COMPANY)    GUARANTORS   SUBSIDIARIES   ENTRIES    CONSOLIDATED
                                                  -----------  -----------  -----------  -----------  ------------
Net sales.......................................   $            $ 120,580    $   8,204    $            $  128,784
Cost of goods sold..............................                  106,833        5,623                    112,456
                                                  -----------  -----------  -----------  -----------  ------------
  Gross profit..................................                   13,747        2,581                     16,328
Selling, general and administrative expenses....         949        4,812        2,141                      7,902
Amortization of goodwill........................                      673                                     673
                                                  -----------  -----------  -----------  -----------  ------------
  Operating income..............................        (949)       8,262          440                      7,753
Interest (expense), net.........................      (1,270)      (4,916)        (177)                    (6,363)
Other income (expense)..........................          86                        28                        114
Allocated charges...............................         673         (673)
                                                  -----------  -----------  -----------  -----------  ------------
  Income from continuing operations before
   income tax...................................      (1,460)       2,673          291                      1,504
Equity in income from Subsidiaries..............      (2,413)                                 2,413
                                                  -----------  -----------  -----------  -----------  ------------
                                                      (3,873)       2,673          291        2,413         1,504
Income tax expense..............................                                   150                        150
                                                  -----------  -----------  -----------  -----------  ------------
  Income from continuing operations.............      (3,873)       2,673          141        2,413         1,354
(Loss) from discontinued operations.............                                  (379)                      (379)
                                                  -----------  -----------  -----------  -----------  ------------
                                                      (3,873)       2,673         (238)       2,413           975
Extraordinary (loss) on early extinguishment of
 debt...........................................        (332)      (4,648)                                 (5,180)
                                                  -----------  -----------  -----------  -----------  ------------
  Net income (loss).............................   $  (4,205)   $  (2,175)   $    (238)   $   2,413    $   (4,205)
                                                  -----------  -----------  -----------  -----------  ------------
                                                  -----------  -----------  -----------  -----------  ------------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JULY 31, 1995



                                                    ALPINE                    NON-
                                                   (PARENT    SUBSIDIARY    GUARANTOR   ELIMINATING
                                                   COMPANY)   GUARANTORS   SUBSIDIARIES   ENTRIES    CONSOLIDATED
                                                  ----------  -----------  -----------  -----------  ------------
Cash flow from operations
  Income (loss) from continuing operations......  $   (3,873)  $   2,673    $    (238)        2,413   $      975
  Adjustments to reconcile (loss) to net cash
   provided by continuing operations............         112       3,206          245                      3,563
  Changes in assets and liabilities.............       2,901      20,637       (2,474)                    21,064
  Cash used for discontinued operations.........        (209)                                               (209)
                                                  ----------  -----------  -----------  -----------  ------------
Cash flows from (used by) operations............      (1,069)     26,516       (2,467)        2,413       25,393
Cash flow from investing activities
  Acquisition, net of cash......................        (326)    (93,234)                                (93,560)
  Capital expenditures..........................         (41)     (1,416)        (133)                    (1,590)
  Other.........................................      (9,069)       (197)       1,350                     (7,916)
                                                  ----------  -----------  -----------               ------------
Cash flows provided by (used for) investing
 activities.....................................      (9,436)    (94,847)       1,217                   (103,066)
Cash flow from operating activities
  Long-term borrowings..........................     140,357     102,877                                 243,234
  Repayments of long-term borrowings............      (1,701)   (145,386)        (113)                  (147,200)
  Short-term borrowings (repayments)............     (21,000)                                            (21,000)
  Intercompany transactions.....................    (141,394)    143,437          370        (2,413)
  Borrowings under revolving credit facilities,
   net..........................................      34,208     (28,967)         519                      5,760
  Other.........................................     (11,853)     (3,132)         (83)                   (15,068)
                                                  ----------  -----------  -----------  -----------  ------------
Cash flows provided by (used for) financing.....      (1,383)     68,829          693        (2,413)      65,726
Net increase (decrease) in cash and cash
 equivalents....................................     (11,888)        498         (557)                   (11,947)
Cash and cash equivalents at the beginning of
 the period.....................................      13,299       1,978          269                     15,546
                                                  ----------  -----------  -----------  -----------  ------------
Cash and cash equivalents at the end of the
 period.........................................  $    1,411   $   2,476    $    (288)  $         -   $    3,599
                                                  ----------  -----------  -----------  -----------  ------------
                                                  ----------  -----------  -----------  -----------  ------------

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


    Due to the significance of the Alcatel Acquisition and the Adience Acquisition on Alpine's results, pro forma Condensed Combined Statements of Operations for the three month period ended July 31, 1995 are presented below and included in the comparative table which follows, as if such acquisitions occurred on May 1, 1994. Management believes that this presentation provides comparability among reporting periods. For comparative purposes the periods ended July 31, 1995 and July 31, 1994 have also been presented on an historic basis. The proforma data presented below includes adjustments to depreciation and goodwill amortization to reflect acquisition related purchase accounting adjustments. The proforma data for the Alcatel Business and the Adience operations prior to their acquisition dates also includes proforma adjustments to reflect: (1) with respect to Adience, the elimination of certain expenses incurred by Adience that were directly attributable to the acquisition of Adience or would not have been incurred if the acquisition of Adience had taken place on May 1, 1994 and; (2) with respect to the Alcatel Business, reductions in freight costs and other manufacturing expenses, as well as adjustments to selling, general and administrative expenses incurred in the Alcatel Business which have been eliminated. The proforma adjustments described above are consistent with those adjustments reflected in the "Unaudited Proforma Condensed Combined Statements of Operations" for the 12 months ended April 30, 1995 included in Item 7 in the Company's Annual Report on Form 10-K for the year ended April 30, 1995. The proforma data are not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1994, nor are they necessarily indicative of Alpine's future results.

        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JULY 31, 1995 (COMPANY) AND
              (ALCATEL) FOR THE TEN DAY PERIOD ENDED MAY 11, 1995



                                                                 ALCATEL
                                                    HISTORICAL   BUSINESS    PRO FORMA    PRO FORMA
                                                      ALPINE       (A)      ADJUSTMENTS   COMBINED
                                                    ----------   --------   -----------   ---------
                                                                (DOLLARS IN THOUSANDS)
Net sales.........................................   $ 128,784    $7,521                   136,305
Cost of goods sold................................     112,456     7,018     $ (92)(b)     119,382
                                                    ----------   --------   -----------   ---------
  Gross profit....................................      16,328       503       (92)         16,923
  Selling, general & administrative...............       7,902       336      (298)(c)       7,940
  Amortization of goodwill........................         673                  14(b)          687
                                                    ----------   --------   -----------   ---------
    Operating income (loss).......................       7,753       167       376           8,296
Interest income...................................         745                                 745
Interest (expense)................................      (7,108)                406(d)       (6,702)
Other income (expense), net.......................         114                                 114
                                                    ----------   --------   -----------   ---------
Income (Loss) from continuing operations operation
 before income taxes..............................       1,504       167       782           2,453
Provision for income taxes........................        (150)                               (150)
                                                    ----------   --------   -----------   ---------
  Net Income (Loss) from continuing operations....       1,354       167       782           2,303
Preferred stock dividends.........................        (354)                (34)           (320)
                                                    ----------   --------   -----------   ---------
Income (Loss) attributable to common stock from
 continuing operations............................   $   1,000    $  167     $ 748        $  1,983
                                                    ----------   --------   -----------   ---------
                                                    ----------   --------   -----------   ---------
  Income (Loss) per share of common stock from
   continuing operations (g)......................       $0.06                               $0.11
                                                    ----------                            ---------
                                                    ----------                            ---------



   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                   Statements

              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                         AS OF JULY 31, 1995 (COMPANY)



                                                                           HISTORICAL    PRO FORMA      PRO FORMA
                                                                             ALPINE     ADJUSTMENTS     COMBINED
                                                                           ----------  --------------  -----------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
Cash and marketable securities...........................................  $    9,759                   $   9,759
Accounts receivable, net.................................................      71,020                      71,020
Inventories, net.........................................................      59,119                      59,119
Assets held for resale...................................................       2,485                       2,485
Prepaid expenses, deposits & other.......................................       3,837                       3,837
                                                                           ----------  --------------  -----------
    Total current assets.................................................     146,220                     146,220
Property, plant and equipment, net.......................................      96,821                      96,821
Investment in and advances to PolyVision.................................      15,633                      15,633
Goodwill, net............................................................      81,971  $    1,596(i)       83,567
Other assets.............................................................      15,460                      15,460
                                                                           ----------  --------------  -----------
    Total assets.........................................................  $  356,105  $    1,596       $ 357,701
                                                                           ----------  --------------  -----------
                                                                           ----------  --------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term obligation................................  $    1,864  $     (578)(h)   $   1,286
  Accounts payable.......................................................      59,405                      59,405
  Accrued expenses.......................................................      29,626                      29,626
  Payable to Alcatel.....................................................       9,909      (9,909)(j)
                                                                           ----------  --------------  -----------
    Total current liabilities............................................     100,804     (10,487)         90,317
Deferred income taxes....................................................         601                         601
Long-term debt, less current portion.....................................     195,343      (3,037)(h)     207,157
                                                                                            3,346(h)
                                                                                            1,596(i)
                                                                                            9,909(j)
Other long-term debt.....................................................       4,241                       4,241
Contingent purchase consideration........................................       5,306                       5,306
Stockholders' equity:
  Preferred stock........................................................      15,995                      15,995
  Common stock...........................................................       1,823                       1,823
  Capital in excess of par...............................................     107,294                     107,294
  Gain on distribution of PolyVision interest............................       8,479                       8,479
  Cumulative translation adjustment......................................        (127)                       (127)
  Accumulated deficit....................................................     (80,609)        269(i)      (80,340)
                                                                               52,855         269          53,124
Less: Treasury stock.....................................................      (2,731)                     (2,731)
     Receivable from stockholder.........................................        (314)                       (314)
                                                                           ----------  --------------  -----------
    Total stockholders' equity...........................................      49,810         269          50,079
                                                                           ----------  --------------  -----------
    Total liabilities and stockholders' equity...........................  $  356,105  $    1,596       $ 357,701
                                                                           ----------  --------------  -----------
                                                                           ----------  --------------  -----------



   See accompanying Notes to Unaudited Pro Forma Condensed Combined Financial
                                   Statements

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS



    (a) On May 11, 1995, Alpine completed the Alcatel Acquisition. Alcatel's results of operations have been consolidated with those of Alpine from that date. This column sets forth Alcatel's historical results of operations for the period from May 1, 1995 through May 10, 1995.



    (b) Reflects the changes to historical depreciation expense and the incremental amortization of goodwill resulting from the Alcatel Acquisition.



                                                                                    THREE MONTHS ENDED
                                                                                       JULY 31, 1995
                                                                           -------------------------------------
                                                                           HISTORICAL    ADJUSTED      CHANGE
                                                                           -----------  -----------  -----------
                                                                                      (IN THOUSANDS)
Cost of goods sold: depreciation.........................................   $     182    $      90    $     (92)
Amortization of intangibles..............................................      --               14           14



    (c) Reflects the elimination of selling, general and administrative expense incurred by the Alcatel Business in the historical period, of which $263,000 represented management fees, an allocation of administrative charges previously paid by the Alcatel Business to its affiliates, as well as employee costs which will not be incurred subsequent to the Alcatel Acquisition. These costs were offset by additional selling, general and administrative expense of $42,000 which Alpine would have incurred had the combination of the Alcatel Business with Superior had been completed on May 1, 1995.



    (d) The adjustment to interest expense resulting from the refinancing described in Note (7) to the Consolidated Financial Statements included herein is as follows:



                                                                                     THREE MONTHS ENDED
                                                                                        JULY 31, 1995
                                                                                     -------------------
                                                                                       (IN THOUSANDS)
Interest on the Senior Notes (at 12.25% per annum).................................       $   4,686
Amortization of original issue discount on the Senior Notes........................             210
Interest on Credit Agreement (assuming an 8.4% interest rate)......................           1,000
Amortization of deferred financing costs...........................................             279
Less, historical interest on indebtedness..........................................          (5,769)
                                                                                            -------
    Total..........................................................................       $     406
                                                                                            -------
                                                                                            -------



    The adjustment to interest expense assumes that, during the three months ended July 31, 1995, (i) $153.0 million principal amount of Senior Notes were outstanding and (ii) the average amount outstanding under the Credit Agreement was $50.0 million at an interest rate of 8.4% per annum (which approximates the current rate that would be applied to LIBOR advances thereunder).



    (e) There is not tax effect attributable to the pro forma adjustments because of Alpine's net operating loss carryforwards.



    (f) Reflects a reduction of $34,000 in preferred stock dividends, which assumes that the following transactions had taken place on May 1, 1994: (1) the exchange of all $3.5 million of Alpine's outstanding 8.5% Cumulative Convertible Senior Preferred Stock plus accrued dividends thereon for 737,476 shares of Alpine Common Stock, which exchange took place on July 31, 1995; and (2) the issuance of $2.2 million of Alpine 8% Preferred Stock in connection with the redemption of the Adience Senior Notes on July 31, 1995.



    (g) The pro forma loss per share of common stock is based upon 18,183,920 shares outstanding, which is the pro forma weighted average number of shares outstanding during the three months ended July 31, 1995, assuming the transactions as described in Note (f) were completed prior to May 1, 1995.

    (h) Reflects the payment of an aggregate of $3.3 million to retire existing debt as part of the refinancing described in Note (7) to the Consolidated Financial Statements included herein, as follows.



                                                                                      AT APRIL 30, 1995
                                                                                    ----------------------
                                                                                                  CASH
                                                                                      BOOK     RETIREMENT
                                                                                      VALUE       COST
                                                                                    ---------  -----------
                                                                                        (IN THOUSANDS)
DNE Acquisition Note..............................................................  $   2,469   $   2,200
DNE Credit Facility...............................................................      1,146       1,146
                                                                                    ---------  -----------
    Total.........................................................................  $   3,615   $   3,346
                                                                                    ---------  -----------
                                                                                    ---------  -----------
Short-term debt:
Current portion of long-term debt.................................................  $     578
Long-term debt, less current portion..............................................  $   3,037
                                                                                    ---------
    Total.........................................................................  $   3,615
                                                                                    ---------
                                                                                    ---------



    In connection with the payment of the DNE Acquisition Note an extraordinary gain of $269,000 will be recorded.



    (i) Reflects the payment of $1.6 million in cash to the holders of the remaining 12.8% of Adience's common stock in connection with the acquisition of such shares by Alpine.



    (j) Reflects the payment of the deferred Alcatel Acquisition costs on August 11, 1995. (See footnote 5 to the Notes to the Condensed Consolidated Financial Statements).



    (k) Alpine is currently negotiating with the relevant parties in order to satisfy this obligation and has presented various alternatives. However, based upon the agreement currently in place, Alpine would be required to deliver either $5.3 million in Alpine 8% preferred stock or approximately 1.5 million shares of PolyVision common stock (representing substantially all of Alpine's PolyVision common stock holdings).

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

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

    (a) None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits: Exhibit 27 -- Financial Data Schedule

    (b) Reports of Form 8-K.


        (i) On May 26, 1995, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of the U.S. and Canadian copper wire and cable business of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. On July 25, 1995 the Company filed an amendment to the aforesaid Form 8-K to include pro forma financial statements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ALPINE GROUP, INC.
                                          (Registrant)


Date: October 10, 1995                    By: /s/ DAVID S. ALDRIDGE
                                             -----------------------------------
                                             David S. Aldridge
                                             Chief Financial Officer