Form 10-K/A
period 1995-04-30
ALPINE GROUP INC /DE/
filed 1995-11-21
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-3


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

    Depending on product mix, capacity in this segment ranges from 80 billion conductor feet (BCF) to 85 BCF. Each facility  is operating at utilization rates  of between 90% and 95%. Facilities  in this segment are suitable and adequate for the business. Capital spending  plans for the operations in  this segment are primarily designed  to keep up with current technology and to increase capacity in existing product lines.

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

    Depending on product mix, capacity in this segment ranges from 350,000 to 400,000 tons of refractory products.
 The  facilities are operating at  various utilization rates with  an overall utilization of  between 50% and 60%.
 Facilities in this  segment are  adequate and suitable  for the  business. Capital spending  plans are  primarily designed to modifying existing product lines.

  DATA COMMUNICATIONS AND ELECTRONICS
    Wallingford, Connecticut........................................       155,000    Owned

    DNE's  facility is adequate and suitable for the businesses being conducted and operates at a utilization rate of between 50% and 60%.

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

        UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
 12 MONTHS ENDED APRIL 30, 1995 (ALPINE) AND MARCH 31, 1995 (ALCATEL BUSINESS)


                                                 HISTORICAL                ALCATEL       PRO FORMA      PRO FORMA
                                                   ALPINE    ADIENCE (a)   BUSINESS     ADJUSTMENTS     COMBINED
                                                 ----------  -----------  ----------  ---------------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Net sales......................................  $  198,135   $  67,259   $  204,178                    $ 469,572
Cost of goods sold.............................     169,125      59,352      192,999  $    (1,591)(b)     414,528
                                                                                           (2,253)(c)
                                                                                             (250)(d)
                                                                                           (2,854)(e)
                                                 ----------  -----------  ----------  ---------------  -----------
    Gross profit...............................      29,010       7,907       11,179        6,948          55,044
Selling, general and administrative............      20,487      12,338       10,254           68(b)       31,883
                                                                                           (2,170)(c)
                                                                                           (9,094)(f)
Amortization of goodwill.......................       1,527         693                       219(b)        3,041
                                                                                              602(e)
                                                 ----------  -----------  ----------  ---------------  -----------
    Operating income (loss)....................       6,996      (5,124)         925       17,323          20,120
Interest income................................         345          64                                       409
Interest expense...............................      (8,197)     (5,154)      (1,965)     (11,493)(g)     (26,809)
Other income (expense), net....................          28         364                                       392
                                                 ----------  -----------  ----------  ---------------  -----------
    Income (loss) from continuing operations
     before income taxes.......................        (828)     (9,850)      (1,040)       5,830          (5,888)
Provision for income taxes.....................         348                                 --   (h)          348
                                                 ----------  -----------  ----------  ---------------  -----------
    Income (loss) from continuing operations...      (1,176)     (9,850)      (1,040)       5,830          (5,540)
Preferred stock dividends......................         801         204(i)                    264(i)        1,269
                                                 ----------  -----------  ----------  ---------------  -----------
Income (loss) attributable to common stock from
 continuing operations.........................  $   (1,977)  $ (10,054)  $   (1,040) $     6,094       $  (6,809)
                                                 ----------  -----------  ----------  ---------------  -----------
                                                 ----------  -----------  ----------  ---------------  -----------
    Income (loss) per share of common stock
     from continuing operations (j)............  $    (0.11)                                           $    (0.38 )
                                                 ----------                                            -----------
                                                 ----------                                            -----------


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

    (d) Represents $0.3 million of savings resulting from a reduction in headcount at the Alcatel Business' plants.


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

            COMBINED SUPPLEMENTAL UNAUDITED PRO FORMA OPERATING DATA


                                              FISCAL YEARS ENDED APRIL 30,
                                  ----------------------------------------------------
                                       1993               1994                 1995
                                  ---------------       ---------            ---------
                                                 (DOLLARS IN THOUSANDS)
Net sales
  Telecommunications wire and
   cable......................    $      351,523        $ 311,904            $ 340,756
  Refractories................            92,550           98,824              100,909
  Data communications and
   electronics................            27,897           21,653               27,907
                                  ---------------       ---------            ---------
    Combined net sales........    $      471,970        $ 432,381            $ 469,572
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------
Gross profit
  Telecommunications wire and
   cable......................    $       25,926(a)     $  34,091            $  28,433
  Refractories................            14,147           15,443               18,390
  Data communications and
   electronics................            11,997            8,252                8,221
                                  ---------------       ---------            ---------
    Combined gross profit.....    $       52,070        $  57,786            $  55,044
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------
Gross margin
  Telecommunications wire and
   cable......................               7.4%(a)         10.9%                 8.3%
  Refractories................              15.3             15.6                 18.2
  Data communications and
   electronics................              42.9             38.1                 29.5
  Combined gross margin.......              11.0             13.4                 11.7

Selling, general and
 administrative
  Telecommunications wire and
   cable......................    $        5,813        $   5,249            $   6,170
  Refractories................                --(b)        16,578               15,977
  Data communications and
   electronics................             7,558            6,574                6,511
  Corporate...................             2,836            3,644                3,225
                                  ---------------       ---------            ---------
    Combined selling, general
     and administrative.......    $           --(b)     $  32,045            $  31,883
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------
Operating income
  Telecommunications wire and
   cable......................    $       18,499(a)     $  27,228            $  20,649
  Refractories................                --(b)        (2,562)                 986
  Data communications and
   electronics................             4,069              (75)               1,710
  Corporate...................            (2,964)          (3,750)              (3,225)
                                  ---------------       ---------            ---------
    Combined operating
     income...................    $           --(b)     $  20,841            $  20,120
                                  ---------------       ---------            ---------
                                  ---------------       ---------            ---------

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


                                                                                  FISCAL YEAR ENDED APRIL 30,
                                                                               ----------------------------------
                                                                                1993(a)     1994(a)     1995(a)
                                                                               ----------  ----------  ----------
                                                                                     (DOLLARS IN THOUSANDS)
Net sales
  Superior...................................................................  $  122,671  $  107,011  $  136,578
  Alcatel Business...........................................................     228,852     204,893     204,178
                                                                               ----------  ----------  ----------
    Total....................................................................  $  351,523  $  311,904  $  340,756
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Gross profit
  Superior...................................................................  $   14,220  $    9,850  $   14,150
  Alcatel Business...........................................................      21,376      21,333      11,179
  Restructuring charge -- Alcatel Business...................................     (12,000)     --          --
  Pro forma adjustments (b)..................................................       2,330       2,908       3,104
                                                                               ----------  ----------  ----------
    Total....................................................................  $   25,926  $   34,091  $   28,433
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Gross margin.................................................................        7.4%       10.9%        8.3%
Selling, general and administrative
  Superior...................................................................  $    4,928  $    4,214  $    5,010
  Alcatel Business...........................................................      12,597      13,692      10,254
  Pro forma adjustments......................................................     (11,712)    (12,657)     (9,094)
                                                                               ----------  ----------  ----------
    Total....................................................................  $    5,813  $    5,249  $    6,170
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Amortization of intangibles
  Superior...................................................................  $    1,012  $    1,012  $    1,012
  Alcatel Business...........................................................      --          --          --
  Pro forma adjustments (b)..................................................         602         602         602
                                                                               ----------  ----------  ----------
    Total....................................................................  $    1,614  $    1,614  $    1,614
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income
  Superior...................................................................  $    8,280  $    4,624  $    8,128
  Alcatel Business...........................................................       8,779       7,641         925
  Restructuring charge -- Alcatel Business...................................     (12,000)     --          --
  Pro forma adjustments (b)..................................................      13,440      14,963      11,596
                                                                               ----------  ----------  ----------
    Total....................................................................  $   18,499  $   27,228  $   20,649
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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


    Pro forma adjustments reducing cost of goods sold were $2.9 million during fiscal 1994 and $3.1 million during fiscal 1995. These adjustments reflect: (i) savings resulting from a reduction in headcount at the Alcatel Business' plants and (ii) adjustments to the historical depreciation expense of the Alcatel Business. See Notes (d) and (e) to the Unaudited Pro forma Condensed Combined Financial Statements in Item 6 Selected Financial Data.


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


    Gross profit for the Alcatel Business was $21.3 million during 1994, a decrease from $21.4 million (before restructuring charges) during the fiscal 12-month period ended December 31, 1992. During the fiscal 12-month period ended December 31, 1992, a $12.0 million restructuring charge was incurred for the shutdown of the Alcatel Business' Fordyce, Arkansas manufacturing facility and the relocation and consolidation of these operations into its other U.S. manufacturing facilities. Gross margin during fiscal 1994 was 10.4% (11.2% adjusted for the pass-through of lower copper costs during such period), as compared to 9.3% (before consideration of the $12.0 million restructuring charge) for the fiscal 12-month period ended December 31, 1992. The increase in gross margin during fiscal 1994 was primarily the result of improved manufacturing and cost efficiencies upon completion of the aforementioned plant consolidation. Pro forma adjustments reducing cost of goods sold were $2.3 million during fiscal 1993 and $2.9 million during fiscal 1994.


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

BOARD AND COMMITTEE MEETINGS

    During the fiscal year ended April 30, 1995, the Board held 5 meetings. Each of the directors attended at least 75% of the meetings of the Board and meetings of any committees of the Board on which he served that were held during the time he served.

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

(6)   Alan J. Nickerson served as a Senior Vice President until June 1995.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table presents information for the individuals named above as to the exercise of stock options during the fiscal year ended April 30, 1995 and the number of shares underlying, and the value of, unexercised options outstanding at April 30, 1995:

                             EXERCISES DURING THE FISCAL
                                         YEAR                   NUMBER OF SHARES
                             ----------------------------    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                 VALUE              OPTIONS            IN-THE- MONEY OPTIONS (2)
                                NUMBER OF      REALIZED    --------------------------  --------------------------
           NAME              SHARES ACQUIRED      (1)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------  ---------------  -----------  -----------  -------------  -----------  -------------
Steven S. Elbaum...........        33,333      $  74,999      385,000         15,000    $ 489,250        --
James R. Kanely............        --             --           73,035         75,000    $  42,991        --
Bragi F. Schut.............        --             --          147,500          7,500    $ 147,250        --
David S. Aldridge..........        --             --           42,060         37,500    $  26,456        --
Alan J. Nickerson (3)......        --             --          206,800          5,000    $ 206,800        --

------------------------
(1) Based on a closing price of $5.25 on December 5, 1994, the date of exercise, on the American Stock Exchange.
(2) Based on a closing price of $4.875 on April 28, 1995 on the American Stock Exchange.
(3)  Alan J. Nickerson served as Senior Vice President until June 1995.

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

    In determining the cash bonus paid after the completion of the 1995 fiscal year to each executive officer, including the Chief Executive Officer, the Compensation Committee considered the input of other directors regarding individual performance of each executive officer and the qualitative and quantitative measures of Alpine performance, including (i) the increase in annualized revenues, operation income and improvement in cash flow, (ii) the acquisition of Adience, (iii) the strengthening of Alpine's balance sheet and liquidity, (iv) the acquisition of the US and Canadian copper wire and cable business of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc., (v) the decline in the market price per share of the Common Stock and (vi) the restructuring of Alpine resulting from the merger of Alpine's information display group subsidiaries with a subsidiary of Adience and the subsequent distribution of 70% of the common stock of the surviving entity (PolyVision Inc.) to stockholders of Alpine. The Compensation Committee's consideration of such factors was subjective and informal.

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

                                  [GRAPH]

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
Inc. ..............................
Technology Portfolio
7800 E. Union Avenue
Denver, CO 80237
Connecticut Innovations, Inc ......     --           --               500        22.6  %     --          --
845 Brook Street
Rocky Hill, CT 06067
Patrick W. Allender ...............     --           --               250        14.3  %     --          --
5 Holly Leaf Court
Bethesda, MD 20817
The Oregon Equity Fund ............     --            --           --          --            --           --
c/o Froley, Revy Investment Co.,
Inc.
10900 Wilshire Boulevard
Los Angeles, CA 90024-6594
Kenneth G. Byers, Jr...............    526,963  (2)        3.0  %    --        --            --           --
Ernest C. Janson, Jr...............     26,000         *
Randolph Harrison..................     55,877         *           --          --            --           --
Bragi F. Schut.....................    475,886  (3)        2.6  %    --        --            --           --
James R. Kanely....................    346,111  (4)        1.9  %    --        --            --           --
John C. Jansing....................    196,333  (5)        1.1  %    --        --            --           --
Gene E. Lewis......................     39,366  (6)      *         --          --                99        *
David S. Aldridge..................    120,898  (7)      *         --          --            --           --
All directors and executive          3,378,651  (8)       19.0  %    --        --                99        *
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
10(n)*     Letter Agreement, dated  May 24,  1995, by  and between Alpine  and PolyVision  relating to  $2,500,000 credit commitment
10(o)*     First  Amendment to Lease Agreement, dated as of May 10,  1995, by and between ALP (TX) QRS 11-28, Inc.
           and Superior Teletec Inc.
10(p)*     Purchase  Agreement,  dated   as  of  July   14,  1995,   by  and  among   Alpine,  Adience,   Superior
           Telecommunications   Inc.,  Superior  Cable  Corporation,  Merrill   Lynch  &  Co.,  Nomura  Securities
           International, Inc. and First Albany Corporation.
10(q)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and Steven S. Elbaum
10(r)*     Amendment to Employment Agreement, dated as of September  8, 1993, by and between Alpine and Steven  S.
           Elbaum
10(s)*     Employment Agreement, dated as of September 8, 1993, by and between Alpine and Bragi F. Schut
10(t)*     Amendment  to Employment Agreement, dated as  of September 8, 1993, by  and between Alpine and Bragi F.
           Schut
10(u)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and David S. Aldridge
10(v)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely
10(w)*     Employment Agreement, dated as of November 10, 1993, by and between Alpine and Justin F. Deedy, Jr.
10(x)*     Second Amendment to Lease Agreement, dated as of July  21, 1995, by and between ALP(TX) QRS H-28,  Inc.
           and Superior Telecommunications Inc.
10(y)*     Loan  and  Security Agreement,  dated as  of  July 21,  1995, by  and  between Alpine,  Shawmut Capital
           Corporation, Nationsbank of Georgia, N.A., and Creditanstalt Corporation Finance, Inc.
10(z)*     Amendment to Employment Agreement, dated as of November  10, 1993, by and between Alpine and Justin  F.
           Deedy, Jr.
10(aa)*    Amendment  to Employment Agreement, dated as  of November 10, 1993, by  and between Alpine and David S.
           Aldridge.
10(bb)*    Amendment dated as  of June  30, 1995,  to Amended and  Restated Debt  Exchange Agreement  dated as  of
           October 11, 1984, among Alpine and certain debtholders of Adience, as listed therein.
10(cc)*    Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between Adience and IBJ dated as of June 30, 1985
10(dd)*    Amendment  to the Employment Agreement, dated as of November  10, 1993, by and between Alpine and James
           R. Kanely
10(ee)*    Indenture, dated as of July 15, 1995,  by and among Alpine, Adience, Superior Telecommunications  Inc.,
           Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee.
10(ff)*    Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland.
12*        Computation of ratio of earnings to fixed charges.
21*        List of Subsidiaries
23(a)**    Consent of Arthur Andersen LLP
27*        Financial Data Schedule

------------------------
*    Previously filed.

**   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ALPINE GROUP, INC.


Dated: November 20, 1995                  By: /s/ STEVEN S. ELBAUM
                                             -----------------------------------
                                             Steven S. Elbaum
                                             Chairman of the Board and
                                             Chief Executive Officer

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. SUBSIDIARY GUARANTEES
    On July 21, 1995, Alpine issued and sold $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Notes") (see footnote 7). The Notes are unconditionally guaranteed on a senior unsecured basis by three of Alpine's subsidiaries, Superior Telecommunications Inc., Superior Cable Corp. and Adience, Inc., except that the subsidiary guarantee given by Adience is subordinated in right of payment to $5,000,000 of Adience Senior Notes outstanding. Additionally, if Adience Canada or a member of the DNE group guarantees any debt of Alpine or certain of its subsidiaries, Adience Canada or such member of the DNE group will also be required to issue a subsidiary guarantee. The subsidiary guarantees rank, pari passu in right of payment with other senior debt of Alpine and the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's Credit Facility (see footnote 7). The Notes are effectively subordinated to the loans and subsidiary guarantees under the Credit Facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing such debt.

    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness, including interest payments on the Notes. Separate financial statements and related disclosures for the subsidiaries are omitted as they are not material to an investor; however, the following condensed consolidating information presents condensed financial statements as of April 30, 1995 of (a) Alpine on a parent company basis with its investments in subsidiaries accounted for on the equity method (Parent Company),
(b) the subsidiary guarantors, (c) the combined non-guarantors, and (d) Alpine on a consolidated basis.

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

------------------------
(a) Equity in net (loss) of subsidiaries before extraordinary item includes losses from discontinued operations of $8.4 million, $25.2 million and $4.9 million in fiscal 1993, 1994 and 1995, respectively. (See footnote 5.)

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