Form 10-Q/A
period 1995-07-31
ALPINE GROUP INC /DE/
filed 1995-11-21
CIK 4164

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


                                 FORM 10-Q/A-3


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

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1995        1994
                                                                                            -----------  ---------
Cash flow from operating activities:
  Income from continuing operations.......................................................  $     1,354  $     838
    Adjustments to reconcile (loss) to net cash provided by continuing operations:
      Depreciation and amortization.......................................................        3,131      1,147
      Accretion of debt discount and amortization of deferred financing...................          490        107
      Compensation expense related to stock options and grants............................          (58)       202
    Changes in assets and liabilities:
      Accounts receivable.................................................................         (589)    (2,821)
      Inventories.........................................................................        9,282        451
      Prepaid expenses and other current assets...........................................          261        (58)
      Other assets........................................................................        1,690        (14)
      Accounts payable and accrued expenses...............................................        9,884      2,304
      Other...............................................................................          157         88
                                                                                            -----------  ---------
Cash provided by continuing operating activities..........................................       25,602      2,244
                                                                                            -----------  ---------
(Loss) from discontinued operations.......................................................         (379)      (826)
  Adjustments to reconcile loss to net cash (used for) discontinued operations:
    Depreciation and amortization.........................................................      --             162
    Increase (decrease) in net liabilities................................................      --            (198)
    Other.................................................................................          170     --
                                                                                            -----------  ---------
Cash (used for) discontinued operations...................................................         (209)      (862)
                                                                                            -----------  ---------
Cash provided by operating activities.....................................................       25,393      1,382
Cash flow from investing activities:
  Acquisitions, net of cash acquired......................................................      (93,560)    --
  Investment in marketable securities.....................................................       (4,665)    --
  Capital expenditures on continuing operations...........................................       (1,590)      (318)
  Capital expenditures on discontinued operations.........................................      --            (120)
  Loan to PolyVision Corporation..........................................................       (3,054)    --
  Other...................................................................................         (197)    --
                                                                                            -----------  ---------
Cash (used for) investing activities......................................................     (103,066)      (438)
                                                                                            -----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1995        1994
                                                                                            -----------  ---------
Cash flow from financing activities:
  Short-term borrowings (repayments)......................................................  $   (21,000) $   1,000
  Borrowing under revolving credit facilities, net........................................        5,760     (2,249)
  Dividends on preferred stock............................................................         (354)       (54)
  Capitalized financing costs.............................................................      (13,249)    --
  Purchase of treasury shares.............................................................       (1,502)      (360)
  Proceeds from exercise of stock options.................................................           37     --
  Repayments of long-term debt on continuing operations...................................     (147,200)      (502)
  Term loan repayments on discontinued operations.........................................      --             (23)
  Long-term borrowings by continuing operations...........................................      243,234     --
                                                                                            -----------  ---------
Cash provided by (used for) financing activities..........................................       65,726     (2,188)
                                                                                            -----------  ---------
Net (decrease) in cash and cash equivalents...............................................      (11,947)    (1,244)
Cash and cash equivalents at beginning of period..........................................       15,546      2,507
                                                                                            -----------  ---------
Cash and cash equivalents at end of period................................................  $     3,599  $   1,263
                                                                                            -----------  ---------


                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1995        1994
                                                                                            -----------  ---------
Supplemental disclosures:
  Taxes paid..............................................................................  $       139  $     379
                                                                                            -----------  ---------
                                                                                            -----------  ---------
  Interest paid...........................................................................  $     4,703  $   1,035
                                                                                            -----------  ---------
                                                                                            -----------  ---------
Non-cash investing and financing activities:
  Exchange of preferred stock.............................................................  $     3,500
                                                                                            -----------
                                                                                            -----------
  Dividend on preferred stock exchanged...................................................  $       378
                                                                                            -----------
                                                                                            -----------
Conversion of notes and exchange of debentures:
  Conversion of notes.....................................................................  $       300
                                                                                            -----------
                                                                                            -----------
  Exchange of debentures..................................................................               $     135
                                                                                                         ---------
                                                                                                         ---------
Acquisition of business:
  Assets, net of cash acquired............................................................  $   126,127
  Deferred purchase consideration.........................................................       (9,909)
  Liabilities assumed.....................................................................      (22,658)
                                                                                            -----------
  Net cash paid...........................................................................  $   (93,560)
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

10. SUBSIDIARY GUARANTEES
    The Senior Notes are unconditionally guaranteed on a senior unsecured basis by three of Alpine's subsidiaries, Superior Telecommunications Inc., Superior Cable Corp. and Adience, Inc., except that the subsidiaries guarantee given by Adience is subordinated in right of payment to $5,000,000 of Adience Senior Notes outstanding. Additionally, if Adience Canada or a member of the DNE group guarantees any debt of Alpine or certain of its subsidiaries, Adience Canada or such member of the DNE group will also be required

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
to issue a subsidiary guarantee. The subsidiary guarantees rank pari passu in right of payment with other senior debt of Alpine and the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's Credit Facility (see footnote 7). The Senior Notes are effectively subordinated to the loans and subsidiary guarantees under the Credit Facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing such debt.

    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness including interest payments on the Senior Notes. Separate financial statements and related disclosures for the subsidiaries are omitted as they are not material to an investor; however, the following condensed consolidating information presents condensed financial statements as of July 31, 1995 of (a) Alpine on a parent company basis with its investment in subsidiaries accounted for on the equity method (Parent Company),
(b) the subsidiary guarantors, (c) the combined non-guarantors, and (d) Alpine on a consolidated basis.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JULY 31, 1995

                                                    ALPINE                    NON-
                                                   (PARENT    SUBSIDIARY    GUARANTOR   ELIMINATING
                                                   COMPANY)   GUARANTORS   SUBSIDIARIES   ENTRIES    CONSOLIDATED
                                                  ----------  -----------  -----------  -----------  ------------
Cash flow from operations
  Income (loss) from continuing operations......  $   (3,873)  $   2,673    $    (238)        2,413   $      975
  Adjustments to reconcile (loss) to net cash
   provided by continuing operations............         112       3,206          245                      3,563
  Changes in assets and liabilities.............       2,901      20,637       (2,474)                    21,064
  Cash used for discontinued operations.........        (209)                                               (209)
                                                  ----------  -----------  -----------  -----------  ------------
Cash flows from (used by) operations............      (1,069)     26,516       (2,467)        2,413       25,393
Cash flow from investing activities
  Acquisition, net of cash......................        (326)    (93,234)                                (93,560)
  Capital expenditures..........................         (41)     (1,416)        (133)                    (1,590)
  Other.........................................      (9,069)       (197)       1,350                     (7,916)
                                                  ----------  -----------  -----------               ------------
Cash flows provided by (used for) investing
 activities.....................................      (9,436)    (94,847)       1,217                   (103,066)
Cash flow from operating activities
  Long-term borrowings..........................     140,357     102,877                                 243,234
  Repayments of long-term borrowings............      (1,701)   (145,386)        (113)                  (147,200)
  Short-term borrowings (repayments)............     (21,000)                                            (21,000)
  Intercompany transactions.....................    (141,394)    143,437          370        (2,413)
  Borrowings under revolving credit facilities,
   net..........................................      34,208     (28,967)         519                      5,760
  Other.........................................     (11,853)     (3,132)         (83)                   (15,068)
                                                  ----------  -----------  -----------  -----------  ------------
Cash flows provided by (used for) financing.....      (1,383)     68,829          693        (2,413)      65,726
Net increase (decrease) in cash and cash
 equivalents....................................     (11,888)        498         (557)                   (11,947)
Cash and cash equivalents at the beginning of
 the period.....................................      13,299       1,978          269                     15,546
                                                  ----------  -----------  -----------  -----------  ------------
Cash and cash equivalents at the end of the
 period.........................................  $    1,411   $   2,476    $    (288)  $        --   $    3,599
                                                  ----------  -----------  -----------  -----------  ------------
                                                  ----------  -----------  -----------  -----------  ------------

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
                                                                                            -------
                                                                                            -------


    The adjustment to interest expense assumes that, during the three months ended July 31, 1995, (i) $153.0 million principal amount of Senior Notes were outstanding and (ii) the average amount outstanding under the Credit Agreement was $50.0 million at an interest rate of 8.4% per annum (which approximates the current rate that would be applied to LIBOR advances thereunder). An increase or decrease of one eighth of one percent (.125%) would have increased or decreased the variable rate debt by approximately $16,000.


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

DISCONTINUED OPERATIONS


    As described in Note 6 to the Condensed Consolidated Financial Statements, during the quarter ended July 31, 1995 the Company completed the merger of IDT (a subsidiary of Adience) with its APV and Posterloid subsidiaries. Further on June 14, 1995 the Company distributed a substantial majority of its investment in the merged company ("PolyVision") to its stockholders resulting in the Company's investment in the common stock of PolyVision being less than 20%. As a result of the distribution, the operations of APV and Posterloid have been reported as discontinued operations in the Condensed Consolidated Financial Statements.


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

                        LIQUIDITY AND CAPITAL RESOURCES


    For the quarter ended July 31, 1995, Alpine generated $25.6 million in cash flow from continuing operating activities, partially offset by $0.2 million in cash flow used for discontinued operations. Cash used for investing activities of $103.1 million included $93.6 million used in connection with the Alcatel Acquisition, $4.7 million invested in marketable securities, $3.1 million loaned to PolyVision and $1.6 million in capital expenditures. The investment in the Alcatel Acquisition and the loan to PolyVision are more fully described below. Cash provided by financing activities of $65.7 million included net borrowings resulting from the sale of the Alcatel Acquisition Notes and the refinancing of a significant portion of Alpine's debt (the "Refinancing"), both of which are more fully described below, partially offset by $13.2 million in capitalized financing costs related to the Alcatel Acquisition Notes and the Refinancing and $1.5 million used for open market repurchases of Alpine Common Stock.



    During the quarter ended July 31, 1995, Alpine completed the Alcatel Acquisition, consummated the Refinancing and completed the spin off of a substantial portion of its ownership in PolyVision (see note 6 to the Condensed Consolidated Financial Statements), which transactions have had a material impact on Alpine's financial condition and liquidity.



    The purchase price for the Alcatel Acquisition, including expenses, was approximately $103.4 million which was paid in cash (including a deferred payment of $9.9 million made in August 1995) and was financed by the issuance of the $140 million Alcatel Acquisition Notes, due in 1997 (see notes 5 and 7 to the accompanying Condensed Consolidated Financial Statements).



    On July 21, 1995 Alpine completed the Refinancing, which included the issuance of $153 million principal amount of Senior Secured Notes ("Senior Notes") (net proceeds of approximately $135 million, net of discount and expenses), due in 2003. As part of the Refinancing, the Company also entered into an $85.0 million revolving credit facility ("Credit Facility") of which $34.2 million was outstanding at July 31, 1995. Proceeds from the Senior Notes and the Credit Facility along with a portion of cash reserves were used: (1) to redeem the Alcatel Acquisition Notes, (2) to repay $30.9 million in short term borrowings, (3) to redeem at a discount $44.8 million face amount of Adience's 11% Senior Notes and (4) to redeem, repay or reduce other outstanding indebtedness of Alpine.

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


    In connection with the PolyVision Merger, Alpine entered into an agreement with PolyVision on May 24, 1995 pursuant to which Alpine agreed to lend to PolyVision from time to time prior to May 24, 1997 up to $5.0 million to be used by PolyVision to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of funds. The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private equity offering or debt financing by PolyVision at any time before maturity. Alpine's obligation to lend such funds to PolyVision is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision. Until May 24, 1996, Alpine has additionally agreed to loan to PolyVision for working capital deficiencies an amount not to exceed $2.5 million.



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

                                          THE ALPINE GROUP, INC.
                                          (Registrant)


Date: November 20, 1995                   By: /s/ DAVID S. ALDRIDGE
                                             -----------------------------------
                                             David S. Aldridge
                                             Chief Financial Officer