Form 10-Q
period 1995-10-31
ALPINE GROUP INC /DE/
filed 1995-12-15
CIK 4164

                                                      REGISTRATION NO. 001-09078
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 1-9078

                            ------------------------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE               22-1620387
(State or other jurisdiction  (I.R.S. Employer
             of                Identification
      incorporation or              No.)
       organization)

       1790 BROADWAY             10019-1412
     NEW YORK, NEW YORK          (Zip code)
   (Address of principal
     executive offices)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               Class                    Outstanding at December 5, 1995
-----------------------------------   -----------------------------------
    Common Stock, $.10 Par Value                   18,251,779

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              APRIL 30,
                                                                1995
                                                OCTOBER 31,   ---------
                                                   1995
                                                -----------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents..................   $    4,420    $  15,546
  Marketable securities......................        6,276        1,495
  Accounts receivable (less allowance for
   doubtful accounts; October, $997; April,
   $956).....................................       68,043       41,255
  Inventories................................       53,630       35,242
  Other current assets.......................        5,622        5,347
                                                -----------   ---------
    Total current assets.....................      137,991       98,885
Property, plant and equipment, net...........       95,874       52,240
Long-term investments and other assets (Note
 4)..........................................       32,367       16,941
Goodwill (less accumulated amortization:
 October, $3,243; April, $2,338).............       81,861       65,712
                                                -----------   ---------
    Total assets.............................   $  348,093    $ 233,778
                                                -----------   ---------
                                                -----------   ---------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings......................   $   --        $  33,135
  Current portion of long-term debt..........        1,010        2,022
  Accounts payable...........................       49,755       31,655
  Accrued expenses...........................       34,106       24,993
                                                -----------   ---------
    Total current liabilities................       84,871       91,805
                                                -----------   ---------
Long-term debt, less current portion.........      203,932       84,022
                                                -----------   ---------
Other long-term liabilities..................        4,811        7,560
                                                -----------   ---------
Contingent purchase consideration............        5,306        5,733
                                                -----------   ---------
Stockholders' equity:
  8% Cumulative convertible preferred stock
   at liquidation value......................       14,068       11,823
  9% Cumulative convertible preferred stock
   at liquidation value......................        1,927        1,927
  8.5% Cumulative convertible preferred stock
   at liquidation value......................       --            3,500
  Common stock, $.10 par value; authorized
   25,000,000 shares; issued: October,
   18,251,779 shares; April, 17,429,141
   shares....................................        1,825        1,743
  Capital in excess of par value.............      116,032      103,114
  Cumulative translation adjustment..........         (165 )        144
  Accumulated deficit........................      (81,451 )    (76,050)
                                                -----------   ---------
                                                    52,236       46,201
Less shares held in treasury, at cost:
  October, 528,048 shares; April, 233,290
   shares....................................       (2,749 )     (1,229)
Receivable from stockholder..................         (314 )       (314)
                                                -----------   ---------
    Total stockholders' equity...............       49,173       44,658
                                                -----------   ---------
    Total liabilities and stockholders'
     equity..................................   $  348,093    $ 233,778
                                                -----------   ---------
                                                -----------   ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             THREE MONTHS ENDED
                                                                                                OCTOBER 31,
                                                                                           ----------------------
                                                                                              1995        1994
                                                                                           -----------  ---------
Net sales................................................................................  $   136,252  $  40,552
Cost of goods sold.......................................................................      119,729     35,274
                                                                                           -----------  ---------
  Gross profit...........................................................................       16,523      5,278
Selling, general and administrative......................................................        8,170      3,647
Amortization of goodwill.................................................................          642        220
                                                                                           -----------  ---------
  Operating income.......................................................................        7,711      1,411
Interest income..........................................................................          324         28
Interest (expense).......................................................................       (6,768)    (1,027)
Other income (expense)...................................................................           13        (51)
                                                                                           -----------  ---------
  Income from continuing operations before income taxes..................................        1,280        361
Income tax expense.......................................................................          299        112
                                                                                           -----------  ---------
  Income from continuing operations before extraordinary item............................          981        249
(Loss) from discontinued operations......................................................       (1,834)    (4,042)
                                                                                           -----------  ---------
  (Loss) before extraordinary item.......................................................         (853)    (3,793)
Extraordinary gain on early extinguishment of debt.......................................          324     --
                                                                                           -----------  ---------
  Net (loss).............................................................................         (529)    (3,793)
Preferred stock dividends................................................................         (313)      (122)
                                                                                           -----------  ---------
  (Loss) applicable to common stock......................................................  $      (842) $  (3,915)
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Income (loss) per share of common stock:
  Continuing operations..................................................................  $      0.04  $    0.01
  Discontinued operations................................................................        (0.11)     (0.22)
  Extraordinary gain on early extinguishment of debt.....................................         0.02     --
                                                                                           -----------  ---------
    Net (loss) per share of common stock.................................................  $     (0.05) $   (0.21)
                                                                                           -----------  ---------
                                                                                           -----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              SIX MONTHS ENDED
                                                                                                OCTOBER 31,
                                                                                           ----------------------
                                                                                              1995        1994
                                                                                           -----------  ---------
Net sales................................................................................  $   265,036  $  79,882
Cost of goods sold.......................................................................      232,185     68,919
                                                                                           -----------  ---------
  Gross profit...........................................................................       32,851     10,963
Selling, general and administrative......................................................       16,072      7,153
Amortization of goodwill.................................................................        1,315        511
                                                                                           -----------  ---------
  Operating income.......................................................................       15,464      3,299
Interest income..........................................................................        1,069         74
Interest (expense).......................................................................      (13,876)    (2,025)
Other income (expense)...................................................................          127        (30)
                                                                                           -----------  ---------
  Income from continuing operations before income taxes..................................        2,784      1,318
Income tax expense.......................................................................          449        231
                                                                                           -----------  ---------
  Income from continuing operations before extraordinary item............................        2,335      1,087
(Loss) from discontinued operations......................................................       (2,213)    (4,868)
                                                                                           -----------  ---------
  Income (loss) before extraordinary item................................................          122     (3,781)
Extraordinary (loss) on early extinguishment of debt.....................................       (4,856)    --
                                                                                           -----------  ---------
  Net (loss).............................................................................       (4,734)    (3,781)
Preferred stock dividends................................................................         (667)      (250)
                                                                                           -----------  ---------
  (Loss) applicable to common stock......................................................  $    (5,401) $  (4,031)
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Income (loss) per share of common stock:
  Continuing operations..................................................................  $      0.10  $    0.04
  Discontinued operations................................................................        (0.13)     (0.26)
  Extraordinary (loss) on early extinguishment of debt...................................        (0.28)    --
                                                                                           -----------  ---------
    Net (loss) per share of common stock.................................................  $     (0.31) $   (0.22)
                                                                                           -----------  ---------
                                                                                           -----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1995
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                   8.5%
                                                                                                                CUMULATIVE
                                                                     9% CUMULATIVE           8% CUMULATIVE      CONVERTIBLE
                                                                 CONVERTIBLE PREFERRED        CONVERTIBLE        PREFERRED
                                 COMMON STOCK         CAPITAL            STOCK              PREFERRED STOCK        STOCK
                            -----------------------  IN EXCESS  ------------------------  --------------------  -----------
                              SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES     AMOUNT      SHARES
                            ----------  -----------  ---------  -----------  -----------  ---------  ---------  -----------
Balance at April 30,
 1995.....................  17,429,141   $   1,743   $ 103,114       1,927    $   1,927     236,480  $  11,823       3,500
Compensation expense
 related to stock options
 and grants...............                                 320
Dividends on preferred
 stock....................
Foreign currency
 translation..............
Conversion of convertible
 preferred stock..........     737,476          74       3,804                                                      (3,500)
Conversion of convertible
 notes....................      51,243           5         245
Exercise of stock
 options..................      33,919           3          88
Shares issued for
 directors' fees..........                                 (18)
Purchase of treasury
 stock....................
Adience acquisition debt
 exchange.................                                                                   44,900      2,245
PolyVision merger and
 distribution (Note 6)....                               8,479
Net (loss) for the six
 months ended October 31,
 1995.....................
                            ----------  -----------  ---------       -----   -----------  ---------  ---------  -----------
Balance at October 31,
 1995.....................  18,251,779   $   1,825   $ 116,032       1,927    $   1,927     281,380  $  14,068      --
                            ----------  -----------  ---------       -----   -----------  ---------  ---------  -----------
                            ----------  -----------  ---------       -----   -----------  ---------  ---------  -----------


                                                          FOREIGN         TREASURY STOCK       RECEIVABLE
                                         ACCUMULATED     CURRENCY     ----------------------      FROM
                              AMOUNT       DEFICIT      TRANSLATION    SHARES      AMOUNT      STOCKHOLDER     TOTAL
                            -----------  ------------  -------------  ---------  -----------  -------------  ---------
Balance at April 30,
 1995.....................   $   3,500    $  (76,050)    $     144     (233,290)  $  (1,229)    $    (314)   $  44,658
Compensation expense
 related to stock options
 and grants...............                                                                                         320
Dividends on preferred
 stock....................                      (667)                                                             (667)
Foreign currency
 translation..............                                    (309)                                               (309)
Conversion of convertible
 preferred stock..........      (3,500)                                                                            378
Conversion of convertible
 notes....................                                                                                         250
Exercise of stock
 options..................                                                                                          91
Shares issued for
 directors' fees..........                                               11,042          59                         41
Purchase of treasury
 stock....................                                             (305,600)     (1,579)                    (1,579)
Adience acquisition debt
 exchange.................                                                                                       2,245
PolyVision merger and
 distribution (Note 6)....                                                                                       8,479
Net (loss) for the six
 months ended October 31,
 1995.....................                    (4,734)                                                           (4,734)
                            -----------  ------------       ------    ---------  -----------       ------    ---------
Balance at October 31,
 1995.....................      --        $  (81,451)    $    (165)     528,048   $  (2,749)    $    (314)   $ (49,173)
                            -----------  ------------       ------    ---------  -----------       ------    ---------
                            -----------  ------------       ------    ---------  -----------       ------    ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                  OCTOBER 31,
                                                                                             ---------------------
                                                                                                1995       1994
                                                                                             ----------  ---------
Cash flow from operating activities:
  Income from continuing operations........................................................  $    2,335  $   1,087
    Adjustments to reconcile income to net cash provided by continuing operations:
      Depreciation and amortization........................................................       6,022      2,180
      Accretion of debt discount and amortization of deferred financing....................       1,163        215
      Compensation expense related to stock options and grants.............................         129        205
    Changes in assets and liabilities:
      Accounts receivable..................................................................         954     (4,491)
      Inventories..........................................................................      14,771       (350)
      Prepaid expenses and other current assets............................................       1,784       (195)
      Other assets.........................................................................       2,322     --
      Accounts payable and accrued expenses................................................       4,820      5,073
      Other................................................................................        (164)       191
                                                                                             ----------  ---------
Cash provided by continuing operating activities...........................................      34,136      3,915
                                                                                             ----------  ---------

(Loss) from discontinued operations........................................................      (2,213)    (4,868)
  Adjustments to reconcile loss to net cash (used for) discontinued operations:
    Depreciation and amortization..........................................................      --            363
    Increase (decrease) in net liabilities.................................................       1,300      2,698
    Other..................................................................................         179        157
                                                                                             ----------  ---------
Cash (used for) discontinued operations....................................................        (734)    (1,650)
                                                                                             ----------  ---------
Cash provided by operating activities......................................................      33,402      2,265
                                                                                             ----------  ---------

Cash flow from investing activities:
  Acquisitions, net of cash acquired.......................................................    (103,409)      (778)
  Investment in marketable securities......................................................      (4,781)       769
  Capital expenditures on continuing operations............................................      (3,268)      (803)
  Capital expenditures on discontinued operations..........................................      --           (182)
  Loan to PolyVision Corporation...........................................................      (4,306)    --
  Other....................................................................................        (250)    --
                                                                                             ----------  ---------
Cash (used for) investing activities.......................................................    (116,014)      (994)
                                                                                             ----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                           -----------------------
                                                                                               1995        1994
                                                                                           ------------  ---------
Cash flow from financing activities:
  Short-term (repayments)................................................................  $    (21,000) $  --
  Borrowing (repayments) under revolving credit facilities, net..........................        17,339       (814)
  Dividends on preferred stock...........................................................          (354)      (122)
  Capitalized financing costs............................................................       (13,699)    --
  Purchase of treasury shares............................................................        (1,579)      (360)
  Proceeds from exercise of stock options................................................            91        172
  Repayments of long-term debt on continuing operations..................................      (189,669)    (1,802)
  Term loan repayments on discontinued operations........................................       --             (34)
  Long-term borrowings by continuing operations..........................................       280,357     --
                                                                                           ------------  ---------
Cash provided by (used for) financing activities.........................................        71,486     (2,960)
                                                                                           ------------  ---------

Net (decrease) in cash and cash equivalents..............................................       (11,126)    (1,689)
Cash and cash equivalents at beginning of period.........................................        15,546      2,507
                                                                                           ------------  ---------
Cash and cash equivalents at end of period...............................................  $      4,420  $     818
                                                                                           ------------  ---------

                                                                                              SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                           -----------------------
                                                                                               1995        1994
                                                                                           ------------  ---------
Supplemental disclosures:
  Taxes paid.............................................................................  $        329  $  --
                                                                                           ------------  ---------
                                                                                           ------------  ---------

  Interest paid..........................................................................  $      6,885  $   2,048
                                                                                           ------------  ---------
                                                                                           ------------  ---------

Non-cash investing and financing activities:
  Exchange of preferred stock............................................................  $      3,500  $     250
                                                                                           ------------  ---------
                                                                                           ------------  ---------

  Dividend on preferred stock exchanged..................................................  $        378
                                                                                           ------------
                                                                                           ------------

Conversion of notes and exchange of debentures:
  Conversion of notes....................................................................  $        300
                                                                                           ------------
                                                                                           ------------
  Exchange of debentures.................................................................                $     135
                                                                                                         ---------
                                                                                                         ---------

Acquisition of business:
  Assets, net of cash acquired...........................................................  $    126,127
  Liabilities assumed....................................................................       (22,718)
                                                                                           ------------
  Net cash paid..........................................................................  $   (103,409)
                                                                                           ------------
                                                                                           ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1995

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

    Certain reclassifications have been made to the October 31, 1994 financial statements to conform with the October 31, 1995 presentation.

2.  INVENTORIES
    The components of inventories are:

                                                                    OCTOBER 31,  APRIL 30,
                                                                       1995        1995
                                                                    -----------  ---------
                                                                        (IN THOUSANDS)
Raw materials.....................................................   $  15,609   $  11,969
Work in process...................................................      14,053       8,716
Finished goods....................................................      23,968      14,557
                                                                    -----------  ---------
                                                                     $  53,630   $  35,242
                                                                    -----------  ---------
                                                                    -----------  ---------

3.  INCOME (LOSS) PER SHARE
    For the six months ended October 31, 1995 and 1994, the number of shares used in computing income (loss) per share were 17,375,279 and 18,106,495, respectively, based on the weighted average number of shares outstanding.

4.  LONG-TERM INVESTMENTS AND OTHER ASSETS
    The components of long-term investments and other assets are:

                                                                    OCTOBER 31,  APRIL 30,
                                                                       1995        1995
                                                                    -----------  ---------
                                                                        (IN THOUSANDS)
Investment in PolyVision (Note 6).................................   $  15,633   $  11,202
Deferred financing charges........................................       8,242      --
Other assets......................................................       8,492       5,739
                                                                    -----------  ---------
                                                                     $  32,367   $  16,941
                                                                    -----------  ---------
                                                                    -----------  ---------

5.  ALCATEL ACQUISITION
    On May 11, 1995, Alpine completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"), which was initially financed with the proceeds of the sale by Superior Telecommunication Inc. ("Superior"), a subsidiary of Alpine, of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 1995

                                  (UNAUDITED)

5.  ALCATEL ACQUISITION (CONTINUED)
$140,000,000 aggregate principal amount of notes (the "Alcatel Acquisition Notes") (see Note 7). The following reflects the preliminary allocation of the purchase price of the net assets of the Alcatel Business based upon the estimated fair values of such assets:

                                                                                    AMOUNT
                                                                                --------------
                                                                                (IN THOUSANDS)
Estimated acquisition cost....................................................   $    103,409
Less, historical book value of net assets at May 11, 1995.....................        (80,909)
Write-up of property, plant and equipment.....................................         (4,945)
Accrual of Alcatel employee relocation and severance costs....................            500
                                                                                --------------
Acquisition goodwill..........................................................   $     18,055
                                                                                --------------
                                                                                --------------

    The estimated acquisition cost of $103,409,000 represents (i) $102,909,000 paid in cash to Alcatel NA and (ii) acquisition expenses estimated at $500,000.

    The Alcatel Acquisition has been accounted for using the purchase method, and accordingly, Alcatel's results of operations are included in the Company's consolidated results on a prospective basis from the date of the acquisition. Unaudited condensed pro forma results of operations for the six month periods ended October 31, 1995 and 1994 which give effect to the Alcatel Acquisition and the acquisition of Adience Inc. ("Adience"), acquired December 21, 1994, as if both transactions had occurred on May 1, 1994 are presented below. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                    PRO FORMA
                                                                                   (UNAUDITED)
                                                                              SIX MONTH PERIOD ENDED
                                                                                   OCTOBER 31,
                                                                             ------------------------
                                                                                1995         1994
                                                                             -----------  -----------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                PER SHARE AMOUNTS)
Net sales..................................................................  $   272,557  $   228,943
Income (loss) from continuing operations before income taxes...............        2,966       (2,755)
Income (loss) from continuing operations before extraordinary item.........        2,517       (2,986)
(Loss) from discontinued operations........................................       (2,213)      (4,868)
Net (loss).................................................................       (4,552)      (7,854)
Income (loss) per share of common stock:
  Continuing operations....................................................         0.11        (0.21)
  Discontinued operations..................................................        (0.13)       (0.28)
  Extraordinary (loss) on early extinguishment of debt.....................        (0.28)     --
  Net (loss)...............................................................        (0.30)       (0.49)

6.  DISCONTINUED OPERATIONS
    During fiscal 1995 Alpine management adopted a plan to distribute to its shareholders a substantial portion of its ownership of its information display segment consisting of its interest in Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"). In May 1995, APV and Posterloid

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 1995

                                  (UNAUDITED)

6.  DISCONTINUED OPERATIONS (CONTINUED)
were merged (the "PolyVision Merger") into PolyVision Corporation ("PolyVision") (formerly Information Display Technology, Inc.), a 78% owned subsidiary of
Adience. Following the PolyVision Merger, Alpine owned 98% of PolyVision's outstanding preferred stock with a liquidation preference of $25,000,000 and 94% of the outstanding PolyVision common stock.

    As a result of the PolyVision Merger, Alpine's ownership of the outstanding PolyVision common stock increased from 70.0% to 94%. In accordance with FASB Technical Bulletin 85-5, this increase in equity ownership has been recorded as the acquisition of a portion of PolyVision minority interest at its estimated fair value. Because the minority interest was acquired by an Alpine subsidiary issuing stock, and because Alpine subsequently distributed to its stockholders most of the PolyVision common stock owned by it, the excess of the fair value of the minority interest acquired over the book value of the interest given up in APV and Posterloid, has been added directly to capital surplus.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 1995

                                  (UNAUDITED)

7.  DEBT
    Debt consists of the following:

                                                                              OCTOBER 31,  APRIL 30,
                                                                                 1995        1995
                                                                              -----------  ---------
                                                                                  (IN THOUSANDS)
12.25% Senior Secured Notes due 2003 (face value $153,000,000)..............  $   140,527  $  --
$85.0 million revolving credit facility.....................................       44,059     --
13.5% Senior Secured Notes (face value $21,000,000).........................      --          20,790
Adience 11% Senior Secured Notes due 2002 (face value of $4,989,000 and
 $49,079,000 at October 31, 1995 and April 30, 1995, respectively)..........        4,649     44,386
Revolving credit loan -- Superior...........................................      --          16,533
Revolving credit loan -- Adience............................................      --          12,345
Revolving credit loan -- DNE................................................      --             627
Term loan...................................................................      --           5,386
Mortgage loan...............................................................        5,098      5,297
Subordinated note...........................................................      --           2,469
Lease finance obligations...................................................        5,918      5,967
Other.......................................................................        4,691      5,379
                                                                              -----------  ---------
  Total debt................................................................      204,942    119,179
  Less: Short-term borrowings and current portion...........................        1,010     35,157
                                                                              -----------  ---------
  Long-term debt............................................................  $   203,932  $  84,022
                                                                              -----------  ---------
                                                                              -----------  ---------

    The aggregate maturities of long-term debt for the five years subsequent to October 31, 1995, are as follows:

                                                                                    AMOUNT
                                                                                --------------
                                                                                (IN THOUSANDS)
1996..........................................................................    $    1,010
1997..........................................................................         1,874
1998..........................................................................           698
1999..........................................................................           553
2000..........................................................................        44,585

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

    In conjunction with the placement of the Senior Notes, Alpine entered into an $85.0 million revolving credit facility (the "Credit Facility") of which $44,059,000 was outstanding at October 31, 1995. Interest on the Credit Facility is payable monthly at a rate of LIBOR plus 2.25% or prime plus 0.375%.
Borrowings under the facility are subject to a borrowing base determined as a percentage of eligible accounts receivable and inventory (as defined). As of October 31, 1995 total borrowing availability amounted to approximately $67,000,000. Loans under the Credit Facility are guaranteed by Superior and Adience and are secured by substantially all of Alpine's assets, other than capital

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 1995

                                  (UNAUDITED)

7.  DEBT (CONTINUED)
stock of its subsidiaries, real estate, and other fixed assets. Amounts outstanding under the Credit Facility are due upon termination in July 2000. The Credit Facility contains customary covenants including limitations on capital expenditures, dividends, and additional borrowings, as well as certain financial covenants related to net worth and operating cash flow.

    Proceeds from the Senior Notes, borrowings under the Credit Facility, and a portion of cash reserves were used to refinance a substantial portion of the Company's debt, including repayment of the $140,000,000 Alcatel Acquisition Notes (see Note 5). The Alcatel Acquisition Notes were issued on May 11, 1995, and the proceeds of which were used to: (1) pay the initial purchase price for the Alcatel Acquisition ($93,000,000); (2) repay amounts outstanding under Superior's revolving credit facility ($17,200,000) and its term loan ($5,400,000); (3) pay fees and expenses amounting to $5,100,000; with the balance of $19,300,000 being added to corporate cash reserves. The other major uses of the proceeds from the Senior Notes and the Credit Facility included repayment of $21,000,000 face amount of the Company's 13.5% Senior Secured Notes; redemption at a discount of approximately 90% of $49,100,000 million face amount of Adience's 11% Senior Secured Notes; and the repayment of the balance outstanding under Adience's revolving credit facility, which amounted to $10,000,000 million.

    As a result of the refinancing and the aforementioned redemption of indebtedness, the Company recognized a $4,856,000 extraordinary loss on the early extinguishment of debt during the six months ended July 31, 1995 related principally to the write-off of deferred loan fees associated with the various debt repayments.

8.  PREFERRED STOCK
    On July 31, 1995, the Company issued 737,476 shares of Company common stock in connection with the exchange of all the outstanding 8.5% Cumulative Convertible Preferred Stock plus accrued dividends at a conversion price of $5.25 per share of common stock.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 1995

                                  (UNAUDITED)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In February 1992, PolyVision was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At October 31, 1995, environmental accruals amounted to $493,000 which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

    Under the acquisition agreement pursuant to which PolyVision acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to PolyVision, no hazardous material had been stored or disposed of on the property. No disclosure of storage or disposal of hazardous material on the site was made. Accordingly, Adience is required to indemnify PolyVision for any losses in excess of $250,000. PolyVision has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by PolyVision in this matter and has received assurance that Adience will honor such claim.

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

                             RESULTS OF OPERATIONS

    The Alcatel Acquisition and the Adience Acquisition were both accounted for under the purchase method with the results from these operations included in Alpine's consolidated results on a prospective basis. As a consequence, the operations of Adience and the Alcatel Business are reflected in Alpine's historical results of operations from their respective acquisition dates.

    The following comparative table includes operating statement data for Alpine on an industry segment basis. Such operating data by industry segment is presented on an historical reporting basis for the three month and six month periods ended October 31, 1995 and 1994. Further, due to the significance of the Alcatel Acquisition and the Adience Acquisition on Alpine's results of operations, proforma operating data is included in the table to reflect such acquisitions as if they occurred on May 1, 1994. Management believes that the proforma presentation provides meaningful comparability among reporting periods. The proforma data includes adjustments to depreciation and goodwill amortization to reflect acquisition related purchase accounting adjustments. The proforma data for the Alcatel Business and the Adience operations also includes proforma adjustments to reflect: (1) with respect to Adience, the elimination of certain expenses incurred by Adience that were directly attributable to the acquisition of Adience or would not have been incurred if the acquisition of Adience had taken place on May 1, 1994 and; (2) with respect to the Alcatel Business, reductions in manufacturing expenses, as well as to selling, general and administrative expenses incurred by the Alcatel Business and which are not expected to recur or have been eliminated. The proforma adjustments described above are consistent with those adjustments reflected in the "Unaudited Proforma Condensed Combined Statements of Operations" for the 12 months ended April 30, 1995 included in Item 7 in the Company's Annual Report on Form 10-K for the year ended April 30, 1995, as amended. The proforma data are not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1994, nor are they necessarily indicative of Alpine's future results.

    The  data presented in the table below reflects the Company's three business
segments:  telecommunications   wire   and  cable   ("Superior");   refractories
("Adience") and data communications and electronic products ("DNE").

                                THREE MONTHS
                                ENDED OCTOBER     THREE MONTHS ENDED         SIX MONTHS ENDED          SIX MONTHS ENDED
                                  31, 1995         OCTOBER 31, 1994          OCTOBER 31, 1995          OCTOBER 31, 1994
                                -------------  ------------------------  ------------------------  ------------------------
                                 HISTORICAL    HISTORICAL    PROFORMA    HISTORICAL    PROFORMA    HISTORICAL    PROFORMA
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales
  Superior....................    $ 102,957     $  33,857    $  81,663    $ 197,016    $ 204,537    $  65,714    $ 164,345
  Adience.....................       27,176        --           24,008       56,636       56,636       --           50,430
  DNE.........................        6,119         6,695        6,695       11,384       11,384       14,168       14,168
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
    Consolidated..............    $ 136,252     $  40,552    $ 112,366    $ 265,036    $ 272,557    $  79,882    $ 228,943
Gross profit
  Superior....................    $   9,180     $   3,346    $   6,091    $  17,090    $  17,685    $   6,692    $  13,210
  Adience.....................        5,483        --            4,784       12,308       12,308       --            9,701
  DNE.........................        1,860         1,932        1,932        3,453        3,453        4,271        4,271
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
    Consolidated..............    $  16,523     $   5,278    $  12,807    $  32,851    $  33,446    $  10,963    $  27,182
Gross margin percentage
  Superior....................          8.9%          9.9%         7.5%         8.7%         8.7%        10.2%         8.0%
  Adience.....................         20.2%       --             19.9%        21.7%        21.7%         N/A         19.2%
  DNE.........................         30.4%         28.9%        28.9%        30.3%        30.3%        30.1%        30.1%
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
    Consolidated..............         12.1%         13.0%        11.4%        12.4%        12.3%        13.7%        11.9%
Selling, general and
 administrative expenses
  Superior....................    $   1,889     $   1,259    $   1,549    $   3,605    $   3,643    $   2,446    $   3,026
  Adience.....................        3,630        --            3,949        7,284        7,284       --            7,908
  DNE.........................        1,499         1,753        1,753        3,082        3,082        3,367        3,367
  Corporate...................        1,152           635          635        2,101        2,101        1,340        1,340
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
    Consolidated..............    $   8,170     $   3,647    $   7,886    $  16,072    $  16,110    $   7,153    $  15,641
Amortization of goodwill
  Superior....................    $     330     $     220    $     401    $     692    $     706    $     500    $     787
  Adience.....................          312        --              312          623          623       --              623
  DNE.........................       --            --           --           --           --           --           --
  Corporate...................       --            --           --           --           --               11           11
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
    Consolidated..............    $     642     $     220    $     713    $   1,315    $   1,329    $     511    $   1,421
Operating income
  Superior....................    $   6,961     $   1,867    $   4,141    $  12,793    $  13,336    $   3,746    $   9,397
  Adience.....................        1,541        --              523        4,401        4,401       --            1,170
  DNE.........................          361           179          179          371          371          904          904
  Corporate...................       (1,152)         (635)        (635)      (2,101)      (2,101)      (1,351)      (1,351)
                                -------------  -----------  -----------  -----------  -----------  -----------  -----------
    Consolidated..............    $   7,711     $   1,411    $   4,208    $  15,464    $  16,007    $   3,299    $  10,120

NET SALES

    PROFORMA BASIS

    For the quarter ended October 31, 1995, net sales were $136.3 million or 21% greater than proforma net sales of $112.4 million recorded in the October 31, 1994 quarterly period. For the six month period ended October 31, 1995, proforma net sales were $272.6 million, representing a $43.7 million, or 19%, increase over proforma net sales of $228.9 million recorded in the October 31, 1994 six month period.

    On an industry segment basis, Superior's net sales of $103.0 million for the October 1995 fiscal quarter increased $21.3 million or 26% over October 1994 quarterly proforma net sales. On a six month basis, Superior's proforma net sales of $204.5 million for the October 1995 period were 24%, or $40.2 million, higher than proforma net sales for the October 1994 six month period. Approximately

$8.0 million and $19.5 of Superior's comparative increase in net sales for the October 1995 three month and six month periods, respectively, was attributable to the pass through, in the form of increased selling prices, of higher copper costs. The remainder of the comparative increase, representing $13.3 million (16%) for the 1995 three month period and $20.7 million (13%) for the 1995 six month period, was the result of increased demand for telecommunications wire and cable products and additional business under new long-term supply agreements with two regional Bell operating companies.

    Adience's net sales for the October 1995 quarter were $27.2 million, or 13%, higher than proforma net sales for the October 1994 quarter of $24.0 million. For the October 1995 six month period, Adience's net sales were $56.6 million, representing an increase of more than 12% over proforma net sales of $50.4 million for the October 1994 six month period. The increase in comparative proforma net sales in both the 1995 three month and six month periods was due to higher sales of block to the plate glass industry, driven by the current high level of demand for flat plate glass resulting in additional flat plate glass capacity being added both in the U.S. and internationally, as well as an increase in Adience's rebuilding services for coke ovens.

    DNE's net sales for the October 1995 quarter were $6.1 million as compared to $6.7 million in the October 1994 quarterly period. Net sales for the October 1995 six month period were $11.4 million as compared to $14.2 million for the October 1994 six month period. The comparative reduction in net sales for both the three month and six month periods of 1995 was due primarily to the substantial completion during the year ended April 30, 1995 of a major contract with NASA for the manufacture of hardware interface modules, as well as customer delays under certain requirements contracts due to several factors, including the recent Federal government budgetary impasse. It is currently anticipated that a substantial portion of delayed orders will be filled in the third and fourth quarters of the current fiscal year.

    HISTORICAL BASIS

    On an historical  basis, net sales  increased by $95.7  million, from  $40.6 million in the October 1994 quarter to $136.3 million in the October 1995 quarter. For the six month period, net sales increased $185.2 million, to $265.0 for the six months ended October 31, 1995. The comparative increase in net sales for the 1995 three month and six month periods was primarily attributable to the inclusion of the results of operations of Adience and the Alcatel Business and the aforementioned pass through of higher copper costs during the October 1995 fiscal periods, offset somewhat by the aforementioned reduction in DNE's net sales.

GROSS PROFIT

    PROFORMA BASIS

    Gross profit for the October 1995 fiscal quarter was $16.5 million, representing an increase of $3.7 million or 29% over the October 1994 quarterly proforma gross profit of $12.8 million. The gross margin percentage increased to 12.1% for the October 1995 quarterly period as compared to 8.0% for the October 1994 quarter. For the six month period ended October 31, 1995, proforma gross profit was $33.4 million or 23% higher than the proforma gross profit of $27.2 million recorded in the October 1994 six month period. The proforma gross margin increased from 11.9% in the October 1994 six month period to 12.3% in the October 1995 six month period.

    Superior's gross margin was 8.9% in the October 1995 quarter. However, excluding the impact of the pass through of higher copper costs, Superior's October 1995 quarterly proforma gross margin would have been 9.7%. This compares favorably to Superior's proforma gross margin during the October 1994 quarterly period of 7.5%, and to the gross margin of 8.9% (as adjusted to exclude the impact of the pass through of higher copper costs) reported during the preceding quarter ended July 31, 1995. For the October 1995 six month period, Superior's proforma gross margin was 8.7% (9.5% as adjusted for the pass through of higher copper costs) as compared to 8.0% in the October 1994 six month period. The increase in Superior's comparative proforma gross margin for the three month and six month periods ended October 1995, as well as the increase in gross margin for the October 1995 quarter as compared to the July 1995 quarter, resulted principally from the impact of price increases on a majority of Superior's long-term customer agreements, which price increases are being phased in over varying periods through December 1995. In addition, during the 1995 fiscal periods higher production volumes associated with increased product demand resulted in improved absorption of fixed costs.

    Adience's proforma gross margin was 20.2% for the October 1995 quarter as compared to 19.9% for the October 1994 quarter. For the six month period, Adience's gross margin increased from 19.2% in October 1994 to 21.7% in 1995. The comparative proforma gross margin improvement in 1995 was due primarily to the elimination of unprofitable product lines and the reduction in cost in Adience's specialty block division, improved fixed cost absorption due to the aforementioned higher sales of block to the flat plate glass industry, and a proportional increase in revenues from Adience's coke rebuilding division which generates higher gross margins as compared to Adience's other divisions.

    DNE's gross margin of 30.4% and 30.3% for the October 1995 three month and six month periods, respectively, was comparable to DNE's 1994 gross margin of 28.9% and 30.3%, respectively.

    HISTORICAL BASIS

    On an historical basis, gross profit increased from $5.3 million during the October 1994 quarter to $16.5 million during the October 1995 quarter, representing an increase of $11.2 million or 213%. During this same period the gross margin declined from 13.0% to 12.1%. For the six month period ended October, the gross profit in 1995 of $32.9 million represented an increase of approximately $21.9 million over 1994 gross profit of $11.0 million. The gross margin for this same period declined from 13.7% to 12.4%. The comparative increase in gross profit during the three month and six month periods of 1995 was directly attributable to the inclusion of the Alcatel Business and Adience during 1995. Similarly, the decline in gross margin was also due to the inclusion of these acquired operations which operate in relatively lower gross margin markets as compared to DNE. In addition, the lower gross margin in the 1995 fiscal periods resulted from the aforementioned pass through of higher copper costs which incrementally increases net sales, but does not impact gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A EXPENSES)

    PROFORMA BASIS

    SG&A expenses increased by 3.6%, to $8.2 million for the quarter ended October 31, 1995, as compared to proforma SG&A expenses of $7.9 million for the quarter ended October 31, 1994. For the October 1995 six month period, proforma SG&A expenses were $16.1 million, representing an increase of 2.8% over 1994 six month proforma SG&A expenses of $15.6 million. The major components of the comparative change in proforma SG&A expenses included the following: (1) a comparative increase at Superior of $340,000 and $617,000 for the three month and six month periods, respectively, representing primarily transitional data processing charges associated with the Alcatel Acquisition and higher sales commissions; (2) a comparative reduction at Adience for the three month and six month periods of $319,000 and $624,000, respectively, due primarily to a reduction in corporate staffing and related expenses; and (3) a comparative increase in corporate expenses of $517,000 and $761,000 for the three month and six month periods, respectively, related to recent transactional activities commensurate with the growth in operations.

    HISTORICAL BASIS

    On an historical basis, SG&A expenses increased from $3.6 million in the October 1994 quarter to $8.2 million in the October 1995 quarter. For the six month period, SG&A expenses increased from $7.2 million in the October 1994 period to $16.1 million in the October 1995 period. The principal cause of the comparative increase in SG&A expenses for the October three month and six month periods was the inclusion of SG&A expenses for Adience's operations, as well as an increase in Superior and at corporate, reflecting Superior's acquisition of Alcatel and the growth in its operations, and the overall increase in corporate activities.

OPERATING INCOME

    PROFORMA BASIS

    On a proforma basis, comparative operating income for the October quarter increased $3.5 million, or 83%, from $4.2 million for the October 1994 quarter to $7.7 million for the October 1995 quarter. For the six month period, proforma operating income increased 58%, from $10.1 million for the October 1994 six month period to $16.0 million for the October 1995 six month period.

    On an industry segment basis, Superior's comparative proforma operating income reflected an increase of $2.8 million (68%) for the October 1995 three month period and $3.9 million (42%) for the October 1995 six month period. Such increases were due to higher sales, higher gross margins (particularly during the second fiscal quarter of 1995), offset somewhat by higher SG&A expenses.

    Adience's comparative proforma operating income increased from $523,000 in the October 1994 quarter to $1.5 million in the October 1995 quarter (an increase of 195%). For the October six month period, Adience's proforma operating income increased from $1.2 million in 1994 to $4.4 million in 1995 (an increase of 276%). Adience's improved operating profit was attributable to higher sales in the coke oven rebuilding division, cost and overhead reductions, and elimination of unprofitable product lines.

    DNE's comparative operating income increased in the October 1995 quarter by $182,000, but declined by $533,000 in the October 1995 six month period.

    The aggregate increase in comparative proforma operating income at Alpine's operating divisions for the October 1995 fiscal periods of $4.0 million (or 83%) for the three month period, and $6.6 million (or 58%) for the six month period, was partially offset by comparative increased corporate expenses of $517,000 and $761,000, for the October 1995 three month and six month periods, respectively.

    HISTORICAL BASIS

    On an historical basis, operating income increased from $1.4 million for the October 1994 quarter to $7.7 million for the October 1995 quarter, an increase of 446%. For the six month period ended October 1995, comparative operating income increased by $12.2 million or 369%. The comparative increase in operating income for the three month and six month periods of 1995 was attributable to the inclusion of the operations of the Alcatel Business and of Adience's operations in 1995, offset by a comparative reduction at DNE and a comparative increase in corporate expenses.

NET INTEREST EXPENSE

    During the October 1995 quarter, Alpine incurred net interest expense (interest expense, net of interest income) of $6.4 million as compared to net interest expense of $1.0 million in the October 1994 quarter. For the six month period ended October 1995, net interest expense was $12.8 million as compared to $2.0 million for the 1994 October six month period. The increase in net interest expense for the three month and six month periods of 1995 was due primarily to interest cost associated with debt assumed in the Adience Acquisition of approximately $61 million, and debt incurred in connection with the Alcatel Acquisition.

    As described in Note 7, on July 21, 1995 Alpine refinanced a substantial portion of its debt by issuance of $153 million ($135 million net of discount, commissions and expenses) of Senior Secured Notes due 2003 and by entering into an $85 million revolving credit facility (of which $44.1 million was drawn at October 31, 1995). Management believes that the refinancing, if reflected on a proforma basis, would not have had a material impact on net interest expense in the current fiscal year.

INCOME TAX EXPENSE

    The Company did not incur any Federal income tax expense for the October 1995 or 1994 fiscal periods. The Company did however incur state income tax expense and foreign tax expense (subject to the potential future benefit of the foreign tax credit) during such periods, with such amounts reflected as income tax expense in the accompanying Condensed Consolidated Financial Statements.

DISCONTINUED OPERATIONS

    As described in Note 6 to the Condensed Consolidated Financial Statements, during the quarter ended July 31, 1995 the Company completed the merger of IDT (a subsidiary of Adience) with its Alpine PolyVision, Inc. ("APV") and Posterloid subsidiaries. Further on June 14, 1995 the Company distributed a substantial majority of its common equity ownership in the merged company ("PolyVision Corp.") to its stockholders resulting in the Company's investment in the common stock of PolyVision Corp. being less than 20%. As a result of the distribution, the operations of APV and Posterloid have been reported as discontinued operations in the Condensed Consolidated Financial Statements.

    Loss from discontinued operations for the three month and six month periods ended October 31, 1995 amounted to $1.8 million and $2.2 million, respectively, which included, among other things, a one-time $1.6 million charge related to certain contractual employee termination matters associated with the aforementioned distribution of PolyVision Corp.

    For the three month and six month periods ended October 31, 1994, loss from discontinued operations amounted to $4.0 million and $4.9 million, respectively. Such charges in 1994 included the accrual of operating losses expected to be incurred by APV and Posterloid from October 31, 1994 to the anticipated date of the PolyVision Corp. distribution.

EXTRAORDINARY LOSS

    During the six months ended October 31, 1995, the Company incurred an extraordinary loss from the extinguishment of debt of $5.1 million offset by an extraordinarily gain of $324,000. The extraordinary loss related primarily to the write-off of unamortized deferred loan fees associated with debt that was repaid in conjunction with the refinancing described in Note 7 to the Condensed Consolidated Financial Statements. The extraordinary gain reflected the discounted redemption in August 1995 of a $2.5 million subordinated note payable.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 31, 1995, Alpine generated $36.2 million in cash flow from continuing operating activities, approximately $26.5 million of which represented reductions in net working capital deployed, including a $14.8 million reduction in investment in inventories. Partially offsetting cash flow from continuing operating activities was $0.7 million of cash used for discontinued operations. Cash used for investing activities of $116.0 million included $103.4 million used in connection with the Alcatel Acquisition, $4.8 million invested in marketable securities, $4.3 million loaned to PolyVision, and $3.3 million in capital expenditures. The investment in the Alcatel Acquisition and the loan to PolyVision are more fully described below. Cash provided by financing activities of $69.4 million included net borrowings resulting from the sale of the Alcatel Acquisition Notes and the refinancing of a significant portion of Alpine's debt, both of which are more fully described below, partially offset by $13.7 million in capitalized financing costs related to the Alcatel Acquisition Notes and the aforementioned refinancing, and $1.6 million used for open market repurchases of Alpine Common Stock.

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

    On July 21, 1995 Alpine completed a refinancing which included the issuance of $153 million principal amount of Senior Secured Notes ("Senior Notes") (net proceeds of approximately $135 million, net of discount and expenses), due in 2003. The Company also entered into an $85.0 million revolving credit facility ("Credit Facility") of which $44.1 million was outstanding at October 31, 1995. Proceeds from the Senior Notes and the Credit Facility along with a portion of cash reserves were used:
(1) to redeem the Alcatel Acquisition Notes, (2) to repay $30.9 million in short term borrowings, (3) to redeem at a discount $44.8 million in face amount of Adience's 11% Senior Notes, and (4) to redeem, repay or reduce other outstanding indebtedness of Alpine.

    At October 31, 1995, after the refinancing and the payment of the $9.9 million deferred purchase price component of the Alcatel Acquisition, Alpine's capital structure included $204.9 million of long term debt (including current maturities of $1.0 million), and stockholders' equity of $49.2 million
(including $16.0 million of convertible preferred stock). At October 31, 1995 Alpine did not have any short term borrowings.

    Alpine believes the aforementioned refinancing has had a positive impact on its financial condition and liquidity by substantially lengthening the maturities on its debt while creating liquidity through funds availability under its Credit Facility.

    With respect to debt maturities, the refinancing eliminated $30.9 million of short term borrowings due within the next twelve months and redeemed entirely the Alcatel Acquisition Notes which were due in 1997. This debt was replaced with the Senior Notes and the Credit Facility, neither of which have any principal payment requirements until their respective maturities (2000 with respect to the Credit Facility, and 2003 with respect to the Senior Notes). Debt remaining after the refinancing, other than the Senior Notes and the Credit Facility amounted to $20.3 million at October 31, 1995, with required principal payments in the next twelve months of $1.0 million, and aggregate required principal payments over the next 5 years of $4.6 million.

    With respect to liquidity, Alpine had excess consolidated availability under its Credit Facility (based on eligible accounts receivable and inventory) of approximately $23 million as of October 31, 1995 which, when combined with cash and marketable securities, resulted in total cash and credit availability of approximately $33.7 million. While the Credit Facility does include sublimit restrictions on outstanding borrowings allocated to Alpine's principal subsidiaries (Superior, Adience and DNE), such sublimits are not expected to negatively impact, over the next twelve month, or in future years, the liquidity of Superior, Adience and DNE. There are also no restrictions on utilizing borrowing under the Credit Facility to pay interest on the Senior Notes or any of the Company's other debt so long as the Company is in compliance with its related loan covenants.

    With respect to commitments, the Company projects that cash interest expense over the next 12 months will approximate $24 million, which, when combined with principal repayment requirements, will result in total annual debt service requirements (principal and interest) of approximately $25 million. Further, the Company also expects to invest, on an annual recurring basis, approximately $6-$9 million in capital expenditures. In addition to annual recurring amounts, on December 1, 1995, Superior acquired certain capital equipment in conjunction with an asset purchase of BICC Phillips, Inc.'s Canadian copper telecommunications wire and cable business. The purchase price for this capital equipment amounted to approximately $4.0 million, with payment of approximately $1.1 million deferred until December 1996. It is expected that this acquisition will replace approximately $1.0 million in planned capital expenditures. Accordingly, including this acquisition, the Company expects its total capital commitments and debt service requirements over the next twelve months to approximate $33-$36 million.

    The Company intends to fund its capital expenditure and debt service commitments from funds generated from operations. The Company has experienced a significant growth in its operating cash flow during fiscal 1996 due to: (1) the impact of the Alcatel Acquisition, (2) improvements in Adience's operating results, and (3) subject to certain commitments discussed below, the elimination of the negative cash flow impact of funding development expenses associated with the Company's APV activities which was included in the aforementioned PolyVision Spin Off. During the six month period ended October 31, 1995, the Company generated earnings before interest, taxes, depreciation and amortization ("EBITDA") of $21.7 million ($22.3 million on a proforma basis, assuming the Alcatel Acquisition occurred as of May 1, 1995). At this level of operations the Company would expect to incur in excess of $40 million of EBITDA over the next twelve months.

    Since the Company does not expect to incur any material income tax expense due to its level of non-cash charges and existing tax loss carryforwards, substantially all of the EBITDA generated should be available to service the aforementioned capital expenditures and debt service commitments. Accordingly, the Company expects to be able to fund all of its anticipated operating commitments on an annual basis from internally generated cash flow without having to use excess availability under the Credit Facility or by using existing cash reserves.

    Alpine's Superior operations (and to a lesser degree its Adience operations) typically experience a seasonal slowdown during December and January. During this period, operating cash flow and EBITDA is depressed due to lower sales. Also, during this same time the Company typically experiences an increase in inventories, a reduction in accounts receivable, and a reduction in accounts payable, all of which, combined, tend to result in a short term reduction in credit availability under the Credit Facility. Notwithstanding the impact of these seasonal fluctuations, the Company believes its existing cash and credit availability should be sufficient to maintain adequate liquidity through such seasonal periods.

    In connection with the PolyVision Merger, Alpine entered into an arrangement pursuant to which Alpine agreed to lend to PolyVision from time to time prior to May 24, 1997 up to $5.0 million to be used by PolyVision to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a market rate. The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest from the net cash proceeds of any public or private equity offering or debt financing completed by PolyVision at any time prior to maturity. Alpine's obligation to lend such funds to PolyVision is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision. As of October 31, 1995, Alpine had advanced approximately $2.1 million to PolyVision under this arrangement. In addition to the $5.0 million commitment, Alpine has also agreed to make advances to PolyVision under a short term loan for working capital deficiencies in an amount not to exceed $2.5 million. This short term loan is due in May 1996. As of October 31, 1995, $2.2 million is outstanding under this loan. As of October 31, 1995 the Company's remaining commitment for funding under these loans amounted to less than $3.0 million. The Company believes its existing cash and credit availability will be sufficient to fund this remaining commitment without materially effecting the Company's overall liquidity.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

    (a) None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    Alpine is herewith filing as exhibits the following financial statements relating to Alpine's subsidiaries, Superior and Adience, each of which has guaranteed Alpine's 12 1/2% Senior Secured Notes due 2003, and the stock of each of such subsidiaries has been pledged to secure such Notes:

    ADIENCE, INC.

    Unaudited Consolidated Financial Statements:

    Consolidated balance sheets at October 31, 1995 and April 30, 1995 Consolidated statements of operations for the three months and six months ended October 31, 1995 and 1994
    Consolidated statement of shareholder's equity for the six months ended October 31, 1995 and 1994
    Consolidated statements of cash flows for the six months ended October 31, 1995 and 1994
    Notes to consolidated financial statements

    SUPERIOR TELECOMMUNICATIONS INC. (formerly Superior TeleTec Inc.)

    Unaudited Consolidated Financial Statements:

    Condensed consolidated balance sheets at October 29, 1995 and April 30, 1995 Condensed statements of operations and retained earnings for the three months and six months ended October 29, 1995 and October 30, 1994
    Condensed consolidated statements of cash flows for the six months ended October 29, 1995 and October 30, 1994
    Notes to Consolidated financial statements

    (B) REPORTS ON FORM 8-K.

    During the quarter ended October 31, 1995, Alpine filed the following Current Reports on Form 8-K:

    (i)Current Report on Form 8-K, filed May 26, 1995, as amended by Current Report on Form 8-K/A, filed July 25, 1995, Current Report on Form 8-K/A-2, filed October 10, 1995, and Current Report on Form 8-K/A-3, filed November 21, 1995 (setting forth certain financial statements of the Alcatel Business);

    (ii)
       Current report on Form 8-K, filed October 30, 1995 (setting forth certain financial statements of Adience and the Alcatel Business)

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ALPINE GROUP, INC.
Date: December 15, 1995
                                          By: _______/s/_DAVID S. ALDRIDGE______
                                              David S. Aldridge
                                              CHIEF FINANCIAL OFFICER

                                 ADIENCE, INC.
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF OCTOBER 31, 1995

                                 ADIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                OCTOBER 31,   APRIL 30,
                                                   1995         1995
                                                -----------   ---------
                                                (UNAUDITED)   (AUDITED)
Current assets:
  Cash and cash equivalents..................   $    2,730    $   1,974
  Accounts receivable, less allowance
   (October 31, 1995 -- $909;
   April 30, 1995 -- $897)...................       18,511       17,983
  Inventories................................       11,259        9,547
  Cost and estimated earnings in excess of
   billings on uncompleted contracts.........        1,420          953
  Prepaid expenses, deposits and other.......          100        1,181
  Assets held for sale.......................        2,177        2,473
  Deferred income taxes......................        1,581        1,581
                                                -----------   ---------
    Total current assets.....................       37,778       35,692
                                                -----------   ---------
Net assets of discontinued operations........       --            8,030
Property, plant and equipment:
  Land.......................................        1,425        1,425
  Buildings..................................        7,383        7,198
  Machinery and equipment....................       15,497       14,517
                                                -----------   ---------
                                                    24,305       23,140
  Less allowances for depreciation...........        2,297        1,058
                                                -----------   ---------
                                                    22,008       22,082
Other assets.................................        1,516        2,080
Goodwill, net of amortization................       33,116       38,163
                                                -----------   ---------
    Total assets.............................   $   94,418    $ 106,047
                                                -----------   ---------
                                                -----------   ---------


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit...................   $   --        $  14,387
  Current portion of long-term obligations...          692          714
  Accounts payable and other.................        6,780        8,722
  Salaries, wages and withholdings...........        2,120        1,330
  Payable to former principal shareholder....          460          563
  Accrued expenses...........................        5,939        6,195
  Billings in excess of costs and estimated
   earnings on uncompleted contracts.........          265          165
  Accrued insurance..........................        4,340        5,208
  Accrued interest...........................          206        4,449
  Income tax payable.........................        1,581        1,558
  Deferred income taxes......................           25           24
                                                -----------   ---------
    Total current liabilities................       22,408       43,315
                                                -----------   ---------
Payable to The Alpine Group, Inc.............       59,813       --
Payable to affiliate.........................       --            3,583
Payable to former principal shareholder......        1,143        1,317
Long-term debt...............................        6,224       47,213
Deferred income taxes........................        1,774        1,759
Shareholders' equity:
  Common stock, $.01 par value; authorized
   20,000,000 shares; issued and outstanding
   10,100,000 shares.........................          101          101
  Additional paid-in capital.................        6,518       12,303
  Retained earnings (deficit)................       (3,696 )     (3,688)
  Foreign currency translation...............          133          144
                                                -----------   ---------
    Total shareholders' equity...............        3,056        8,860
                                                -----------   ---------
    Total liabilities and shareholders'
     equity..................................   $   94,418    $ 106,047
                                                -----------   ---------
                                                -----------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                                                         ENDED
                                                                ------------------------  ------------------------
                                                                OCTOBER 31,  OCTOBER 31,  OCTOBER 31,  OCTOBER 31,
                                                                   1995         1994         1995         1994
                                                                -----------  -----------  -----------  -----------
Net revenues..................................................   $  27,176    $  24,008    $  56,636    $  50,430
Costs and expenses:
  Cost of revenues............................................      21,693       19,624       44,328       41,788
  Selling, general and administrative.........................       3,630        4,029        7,284        8,695
  Amortization of intangible asset............................         312          263          623          540
                                                                -----------  -----------  -----------  -----------
                                                                    25,635       23,916       52,235       51,023
                                                                -----------  -----------  -----------  -----------
Operating income (loss).......................................       1,541           92        4,401         (593)
                                                                -----------  -----------  -----------  -----------
Other income (expense):
  Interest and other income...................................         200          194          315          456
  Interest expense............................................      (2,129)      (2,076)      (4,248)      (3,981)
                                                                -----------  -----------  -----------  -----------
                                                                    (1,929)      (1,882)      (3,933)      (3,525)
                                                                -----------  -----------  -----------  -----------
Income (loss) from continuing operations before income taxes,
 minority interest in subsidiary and extraordinary item.......        (388)      (1,790)         468       (4,118)
                                                                -----------  -----------  -----------  -----------
Income taxes..................................................         106          168          318          257
                                                                -----------  -----------  -----------  -----------
Income (loss) from continuing operations before minority
 interest in subsidiary and extraordinary item................        (494)      (1,958)         150       (4,375)
                                                                -----------  -----------  -----------  -----------
Minority interest in subsidiary...............................      --               (3)      --               76
                                                                -----------  -----------  -----------  -----------
Income (loss) from continuing operations before extraordinary
 item.........................................................        (494)      (1,955)         150       (4,451)
                                                                -----------  -----------  -----------  -----------
Discontinued operations:
  Income (loss) from discontinued operations..................      --              (14)      --              389
                                                                -----------  -----------  -----------  -----------
Income (loss) before extraordinary loss.......................        (494)      (1,969)         150       (4,062)
                                                                -----------  -----------  -----------  -----------
Extraordinary loss on early extinguishment of debt............      --           --             (158)      --
                                                                -----------  -----------  -----------  -----------
Net income (loss).............................................   $    (494)   $  (1,969)   $      (8)   $  (4,062)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Earnings per common share:
  Income (loss) from continuing operations....................   $   (0.05)   $   (0.19)   $    0.01    $   (0.44)
  Income (loss) from discontinued operations..................      --           --           --             0.04
  Extraordinary loss..........................................      --           --            (0.01)      --
                                                                -----------  -----------  -----------  -----------
Net income (loss) per common share............................   $   (0.05)   $   (0.19)   $  --        $   (0.40)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Average common shares outstanding.............................      10,100       10,100       10,100       10,100
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                                 ADIENCE, INC.

                       STATEMENT OF SHAREHOLDERS' EQUITY

                FOR THE SIX-MONTH PERIOD ENDED OCTOBER 31, 1995
                                 (IN THOUSANDS)

                                                                   ADDITIONAL   RETAINED      FOREIGN         TOTAL
                                                        COMMON       PAID IN    EARNINGS     CURRENCY     SHAREHOLDERS'
                                                         STOCK       CAPITAL    (DEFICIT)   TRANSLATION      EQUITY
                                                      -----------  -----------  ---------  -------------  -------------
Balance at April 30, 1995...........................   $     101    $  12,303   $  (3,688)   $     144     $     8,860
Dividend in kind paid to The Alpine Group, Inc......                   (5,785)                                  (5,785)
Net income (loss)...................................                                   (8)                          (8)
Foreign currency translation adjustment.............                                               (11)            (11)
                                                           -----   -----------  ---------        -----    -------------
Balance at October 31, 1995.........................   $     101    $   6,518   $  (3,696)   $     133     $     3,056
                                                           -----   -----------  ---------        -----    -------------
                                                           -----   -----------  ---------        -----    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADIENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                       OCTOBER 31,  OCTOBER 31,
                                                                                          1995         1994
                                                                                       -----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)....................................................................   $      (8)   $  (4,071)
Non-cash expenses and revenues included in income (loss):
  Depreciation and amortization......................................................       2,143        3,359
  Provision for doubtful accounts....................................................          90          184
  (Gain) loss on disposal of property, plant and equipment...........................           2         (139)
  Minority interest..................................................................      --               76
Changes in operating assets and liabilities:
  Accounts receivable................................................................        (618)         776
  Inventories, prepaid expenses, deposits and other..................................        (631)       3,464
  Costs and estimated earnings in excess of billings on uncompleted contracts........        (467)         479
  Income tax receivable..............................................................      --              696
  Accounts payable, salaries, wages and withholdings, accrued expenses, accrued insurance, accrued interest, income tax payable and payable to principal
   shareholder.......................................................................      (4,018)      (3,089)
  Billings in excess of costs and estimated earnings on uncompleted contracts........         100          (33)
  Other..............................................................................        (376)         331
                                                                                       -----------  -----------
Net cash provided (used) by operating activities.....................................      (3,783)       2,033
                                                                                       -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment............................................      (1,190)      (1,284)
Proceeds from sale of assets.........................................................         308       --
Other................................................................................        (151)        (276)
                                                                                       -----------  -----------
Net cash used by investing activities................................................      (1,033)      (1,560)
                                                                                       -----------  -----------
CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving line of credit................................      (2,475)         145
Net borrowings (payments) on long-term debt..........................................     (41,011)        (184)
Net borrowings (payments) from The Alpine Group, Inc.................................      49,058       --
                                                                                       -----------  -----------
Net cash provided (used) by financing activities.....................................       5,572          (39)
                                                                                       -----------  -----------
Net decrease in cash and cash equivalents............................................         756          434
Cash and cash equivalents at beginning of period.....................................       1,974        1,771
                                                                                       -----------  -----------
Cash and cash equivalents at end of period...........................................       2,730        2,205
                                                                                       -----------  -----------
                                                                                       -----------  -----------
Cash paid (or charged by The Alpine Group, Inc.) for interest........................       4,090        3,981
                                                                                       -----------  -----------
                                                                                       -----------  -----------
Cash paid for taxes..................................................................         295          464
                                                                                       -----------  -----------
                                                                                       -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                                 ADIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                OCTOBER 31, 1995

1.  ACQUISITION BY THE ALPINE GROUP, INC.
    On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired from certain stockholders of Adience, Inc. ("Adience" or the "Company") 82.3% of its outstanding common stock (the "Adience Acquisition"). At April 30, 1995, Alpine, which had previously purchased 4.9% of Adience's common stock, owned 87.2% of Adience's outstanding common stock.

    The Adience Acquisition has been accounted for using the purchase method to the extent of the percentage of outstanding common stock acquired by Alpine. The 12.8% outstanding common stock not acquired by Alpine at April 30, 1995 was reflected at prevailing net book value on such date. On July 21, 1995, the 12.8% minority interest was purchased by Alpine for $1.6 million. As a result of this transaction, Adience became a 100% wholly owned subsidiary of Alpine. In accordance with purchase accounting, Adience's results of operations have been included in Alpine's consolidated results on a prospective basis from the date of the acquisition. The estimated purchase price for the Adience Acquisition (including expenses) of $12.4 million has been allocated to the fair market value of Adience's assets and liabilities as of the Adience Acquisition date based on preliminary assumptions and is subject to revision. The excess of the estimated purchase price over the estimated fair market value of identifiable net assets acquired resulted in goodwill of approximately $38.7 million, which is being amortized on a straight line basis over 30 years.

2.  BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Adience and Adience Canada. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

    The accompanying unaudited financial statements of Adience are presented on a "stand alone" basis, and accordingly, transactions with Alpine and their subsidiaries are not eliminated.

    The accompanying unaudited consolidated financial statements of Adience reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the financial statements included in the Company's audited financial statements as of April 30, 1995 and December 31, 1994.

    Certain reclassifications have been made to the October 31, 1994 financial statements to conform with the October 31, 1995 presentation.

    The October 31, 1994 statements of operations and cash flow do not reflect adjustments resulting from the allocation of the Alpine purchase price to assets and liabilities, which adjustments relate primarily to changes in depreciation and amortization charges. Consequently, the consolidated statements of operations and cash flows after the date of acquisition are not comparable to the respective financial statements prior to such date due to the different basis of accounting for the periods presented.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   UNAUDITED
                                OCTOBER 31, 1995

3.  INVENTORIES
    The components of inventories are:

                                                                                   OCTOBER 31,   APRIL 30,
                                                                                      1995         1995
                                                                                   -----------  -----------
                                                                                        (IN THOUSANDS)
Raw materials....................................................................   $   4,151    $   3,037
Work in process..................................................................       1,896        1,488
Finished goods...................................................................       5,212        5,022
                                                                                   -----------  -----------
                                                                                    $  11,259    $   9,547
                                                                                   -----------  -----------
                                                                                   -----------  -----------

4.  DISCONTINUED OPERATIONS
    As of December 21, 1994 Alpine and Information Display Technology, Inc. ("IDT"), a majority-owned subsidiary of Adience, entered into an Agreement and Plan of Merger, which provided for the merger of Alpine's information display group (a business segment of Alpine), comprised of Alpine/ PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), with and into two separate wholly-owned subsidiaries of IDT formed for the purpose of acquiring APV and Posterloid. To effectuate the merger, the Company's equity interest in IDT was distributed to Alpine as a dividend in kind. In addition, the balance of the amounts due IDT (classified in the April 30, 1995 balance sheet as "Payable to Affiliate") was assigned to Alpine. On June 14, 1995, Alpine distributed a majority of its ownership in the information display group, consisting of IDT, APV and Posterloid to its stockholders. As a result of the merger and subsequent distribution, Adience's consolidated financial statements have been reclassified to reflect operations of IDT as discontinued. Further, the balance sheet at April 30, 1995, reflects the net assets of IDT as "Net Assets of Discontinued Operations".

5.  LINES OF CREDIT
    On July 21, 1995, through proceeds from a debt restructuring, Alpine repaid the balance outstanding under the Adience revolving credit facility (see Note
6).

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   UNAUDITED
                                OCTOBER 31, 1995

6.  LONG-TERM DEBT
    Long-term debt consisted of the following:

                                                                                 OCTOBER 31,  APRIL 30,
                                                                                    1995        1995
                                                                                 -----------  ---------
                                                                                     (IN THOUSANDS)
Senior Secured Notes due 2002, interest at 11%.................................   $   4,989   $  49,079
Capital lease obligations......................................................         657         621
Notes payable with monthly installments of principal and interest of $22
 through December 1997, interest at 10%........................................         485         587
Industrial Development Authority Note with monthly installments of principal
 and interest of $2 through February 2010, interest at 2%......................         331         343
Machinery and Equipment Loan Fund Note with monthly installments of principal
 and interest of $4 through February 2002, interest at 2%......................         332         361
Other (interest ranges from 10% to 13%)........................................         461         519
                                                                                 -----------  ---------
                                                                                      7,255      51,510
Less: current portion..........................................................         692         714
                                                                                 -----------  ---------
                                                                                      6,563      50,796
Discount on Senior Secured Notes...............................................         339       3,583
                                                                                 -----------  ---------
                                                                                  $   6,224   $  47,213
                                                                                 -----------  ---------
                                                                                 -----------  ---------

    The Senior Secured Notes with an annual interest rate of 11% were issued under an indenture agreement dated as of June 30, 1993. The Secured Notes are redeemable at the option of Adience after December 15, 1997. The Secured Notes are not guaranteed by the subsidiaries of Adience. The Secured Notes are secured by a lien on all the assets of Adience. Adience, on a consolidated basis, has certain restrictive covenants which are customary for such financings including, among other things, limitations on additional indebtedness, limitations on asset sales and restrictions on the payment of dividends.

    On July 21, 1995, Alpine completed the placement of $153 million of 12.25% Senior Secured Notes (the "Alpine Notes") and entered into an $85 million revolving credit facility (the "Credit Facility"). A portion of the proceeds were used to redeem, at a discount, approximately 90% of the $49 million face amount of Senior Secured Notes, and to repay the balance outstanding under Adience's revolving credit facility. The Alpine Notes are guaranteed by Adience and Superior Telecommunications, Inc. ("Superior"), another Alpine subsidiary, and are secured by a pledge of the capital stock of Adience and Superior.

    The Credit Facility, which allows Alpine to make working capital loans to Adience to fund its working capital needs, is guaranteed by Adience, with such guarantees secured by a pledge of Adience's inventory and accounts receivable.

    As a result of the refinancing and the aforementioned redemption of indebtedness, the Company recognized a $158,000 extraordinary loss on the early extinguishment of debt, related principally to termination fees associated with Adience's credit facility.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   UNAUDITED
                                OCTOBER 31, 1995

7.  COMMITMENTS AND CONTINGENCIES
    In  February  1992,  PolyVision  (formerly  IDT)  was  cited  by  the   Ohio
Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio manufacturing facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay to the State of Ohio a civil penalty and to remediate the site in accordance with specified cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this propose amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At October 31, 1995, environmental accruals amounted to $114,000 which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

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

    Adience is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will not have a material adverse effect upon Adience's consolidated financial position or results of operations.

8.  RELATED TRANSACTIONS
    Adience performs, or has performed in the past, certain management and administrative services for PolyVision. These services include the use of Adience's management information system, the preparation of quarterly and annual SEC filings, the preparation of all federal and state tax returns, cash management together with daily and monthly reporting to the companies' primary lender, the

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   UNAUDITED
                                OCTOBER 31, 1995

8.  RELATED TRANSACTIONS (CONTINUED)
administration of insurance and workers' compensation programs, legal and employee benefit services and the preparation of salaried payrolls. The fee paid by PolyVision for these services, as agreed to by the respective Boards of Adience and PolyVision, is at the current rate of $300,000 per year.

    As a result of the restructuring of debt (see Note 6) and additional borrowings through the use of the Credit Facility, the Company is indebted to Alpine in the amount of $59.8 million at October 31, 1995. In conjunction with this indebtedness, Alpine charges the Company interest and related debt service expenses at their prevailing rate. The total interest expense charged by Alpine and reflected on the accompanying financial statements totaled approximately $2.1 million for the six months ended October 31, 1995.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
                           (A WHOLLY-OWNED SUBSIDIARY
                           OF THE ALPINE GROUP, INC.)

                              FINANCIAL STATEMENTS

                                OCTOBER 29, 1995

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              APRIL 30,
                                                                1995
                                                OCTOBER 30,   ---------
                                                   1995
                                                -----------
                                                (UNAUDITED)
Current assets:
  Cash.......................................   $       11    $       4
  Accounts receivable, net...................       49,882       18,268
  Inventories................................       36,166       19,665
  Other current assets.......................        1,457        1,041
                                                -----------   ---------
    Total current assets.....................       87,516       38,978
                                                -----------   ---------
Property and equipment (net of accumulated
 depreciation: October, $6,677; April,
 $3,713).....................................       70,033       26,132
                                                -----------   ---------
Goodwill (net of accumulated amortization:
 October, $2,248; April, $1,557).............       49,283       32,161
Other long-term assets.......................          567        1,017
                                                -----------   ---------
    Total assets.............................   $  207,399    $  98,288
                                                -----------   ---------
                                                -----------   ---------

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt.......   $   --        $   1,600
  Accounts payable...........................       39,908       16,281
  Accrued expenses and other liabilities.....       10,123        3,640
                                                -----------   ---------
    Total current liabilities................       50,031       21,521
                                                -----------   ---------
Due to Parent................................       99,140       --
                                                -----------   ---------
Long-term debt...............................        6,569       25,320
                                                -----------   ---------
Deferred income taxes........................        5,693        5,693
                                                -----------   ---------
Other long-term liabilities..................        1,493        1,493
                                                -----------   ---------
Stockholder's equity:
  Common stock -- authorized 10,000 shares,
   par value $.01, issued and outstanding
   1,000 shares..............................       --           --
  Additional paid-in capital.................       41,144       41,144
  Foreign currency translation adjustment....         (298 )     --
  Retained earnings..........................        3,627        3,117
                                                -----------   ---------
    Total stockholder's equity...............       44,473       44,261
                                                -----------   ---------
    Total liabilities and stockholder's
     equity..................................   $  207,399    $  98,288
                                                -----------   ---------
                                                -----------   ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                         ------------------------
                                                                                         OCTOBER 29,  OCTOBER 30,
                                                                                            1995         1994
                                                                                         -----------  -----------
Net sales..............................................................................  $   102,957   $  33,857
Cost of sales..........................................................................       93,777      30,511
                                                                                         -----------  -----------
  Gross profit.........................................................................        9,180       3,346
Selling, general, and administrative expense...........................................        1,889       1,258
Goodwill amortization..................................................................          330         281
                                                                                         -----------  -----------
  Operating income.....................................................................        6,961       1,807
Interest expense, net..................................................................        4,272         705
                                                                                         -----------  -----------
  Income before income tax expense.....................................................        2,689       1,102
Income tax expense.....................................................................        1,152         455
                                                                                         -----------  -----------
    Net income.........................................................................  $     1,537   $     647
                                                                                         -----------  -----------
                                                                                         -----------  -----------
    Net income per share of common stock...............................................  $  1,537.44   $  647.58
                                                                                         -----------  -----------
                                                                                         -----------  -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            SIX MONTHS ENDED
                                                                                        -------------------------
                                                                                        OCTOBER 29,   OCTOBER 30,
                                                                                            1995         1994
                                                                                        ------------  -----------
Net sales.............................................................................  $    197,016  $    65,714
Cost of sales.........................................................................       179,926       59,022
                                                                                        ------------  -----------
  Gross profit........................................................................        17,090        6,692
Selling, general, and administrative expense..........................................         3,605        2,446
Goodwill amortization.................................................................           692          561
                                                                                        ------------  -----------
  Operating income....................................................................        12,793        3,685
Interest expense, net.................................................................         7,801        1,389
                                                                                        ------------  -----------
  Income before income tax expense and extraordinary item.............................         4,992        2,296
Income tax expense....................................................................         2,379        1,015
                                                                                        ------------  -----------
  Income before extraordinary item....................................................         2,613        1,281
Extraordinary loss on early extinguishment of debt (net of income tax impact of
 $1,195)..............................................................................         2,103      --
                                                                                        ------------  -----------
  Net income..........................................................................           510        1,281
  Retained earnings at beginning of period............................................         3,117          196
                                                                                        ------------  -----------
  Retained earnings at end of period..................................................  $      3,627  $     1,477
                                                                                        ------------  -----------
                                                                                        ------------  -----------
Income per share of common stock:
  Income before extraordinary item....................................................  $   2,613.98  $  1,281.48
  Extraordinary loss on early extinguishment of debt..................................     (2,103.52)     --
                                                                                        ------------  -----------
  Net income per share of common stock................................................  $     510.46  $  1,281.48
                                                                                        ------------  -----------
                                                                                        ------------  -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                        --------------------------
                                                                                        OCTOBER 29,   OCTOBER 30,
                                                                                            1995          1994
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net income..........................................................................  $        510  $      1,281
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.....................................................         3,992         1,988
    Extraordinary loss on early extinguishment of debt................................         3,298       --
  (Increase) decrease in:
    Accounts receivable...............................................................        (2,400)       (2,705)
    Inventories.......................................................................        16,687          (223)
    Other current assets..............................................................           541          (112)
  Increase (decrease) in:
    Accounts payable..................................................................         8,423         2,894
    Accrued expenses and other liabilities............................................        (1,649)          252
                                                                                        ------------  ------------
      Net cash provided by operating activities.......................................        29,402         3,375
                                                                                        ------------  ------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired..................................................      (103,409)         (134)
  Capital expenditures................................................................        (1,685)         (642)
  Other...............................................................................           124       --
                                                                                        ------------  ------------
      Net cash used in investing activities...........................................      (104,970)         (776)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Repayments under revolving lines of credit, net.....................................       (14,964)       (1,862)
  Increase in due to Parent...........................................................        99,140           160
  Principal payments on term loan.....................................................        (5,386)         (897)
  Capitalized financing costs.........................................................        (3,215)      --
                                                                                        ------------  ------------
      Net cash used in (provided by) financing activities.............................        75,575        (2,599)
                                                                                        ------------  ------------
      Net increase in cash............................................................             7       --
Cash at beginning of period...........................................................             4             4
                                                                                        ------------  ------------
Cash at end of period.................................................................  $         11  $          4
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosures:
  Cash interest paid or charged by Parent during the period...........................  $      8,260  $      1,442
                                                                                        ------------  ------------
                                                                                        ------------  ------------
  Cash paid during the period for income taxes........................................  $    --       $        379
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Acquisition of business:
  Assets, net of cash acquired........................................................  $    126,127
  Liabilities assumed.................................................................       (22,718)
                                                                                        ------------
      Net cash paid...................................................................  $   (103,409)
                                                                                        ------------
                                                                                        ------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 29, 1995
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION
    The accompanying unaudited condensed consolidated financial statements of Superior Telecommunications Inc. (the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. The Company is a wholly owned subsidiary of The Alpine Group, Inc. ("AGI"). These financial statements should be read in conjunction with the summary of accounting policies and the notes to the financial statements included in the Company's financial statements for the year ended April 30, 1995.

(2) INVENTORIES
    The major classifications of inventories are as follows (in thousands):

                                                                                 OCTOBER 29,  APRIL 30,
                                                                                    1995        1995
                                                                                 -----------  ---------
Raw material...................................................................   $   8,543   $   6,879
Work in process................................................................       9,487       4,325
Finished goods.................................................................      18,136       8,461
                                                                                 -----------  ---------
                                                                                  $  36,166   $  19,665
                                                                                 -----------  ---------
                                                                                 -----------  ---------

(3) ALCATEL ACQUISITION
    On May 11, 1995, the Company completed the acquisition (the "Alcatel acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"). In connection with the acquisition, the Company sold $140,000,000 aggregate principal amount of notes (the "Alcatel Acquisition Notes"). The following reflects the preliminary allocation of the purchase price of the net assets of the Alcatel Business based upon the estimated fair values of such assets (in thousands):

Estimated acquisition cost...............................................  $ 103,409
Less historical book value of net assets at May 11, 1995.................    (80,909)
Write-up of property, plant and equipment................................     (4,945)
Accrual of Alcatel employee relocation and severance costs...............        500
                                                                           ---------
Acquisition goodwill.....................................................  $  18,055
                                                                           ---------
                                                                           ---------

    The estimated acquisition cost of $103,409,000 represents $102,909,000 paid in cash to Alcatel NA and acquisition expenses estimated at $500,000.

    The Alcatel acquisition has been accounted for using the purchase method, and, accordingly, Alcatel's results of operations are included in the Company's results on a prospective basis from the date of acquisition. Unaudited condensed pro forma results of operations for the six months ended October 29, 1995 and October 30, 1994 which give effect to the Alcatel acquisition as if the transaction occurred on May 1, 1994 are presented below. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                OCTOBER 29, 1995
                                  (UNAUDITED)

(3) ALCATEL ACQUISITION (CONTINUED)
The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods or of future results of operations.

                                                                                      PRO FORMA
                                                                                     (UNAUDITED)
                                                                                  SIX MONTHS ENDED
                                                                              -------------------------
                                                                              OCTOBER 29,  OCTOBER 30,
                                                                                 1995          1994
                                                                              -----------  ------------
                                                                              (IN THOUSANDS, EXCEPT PER
                                                                                     SHARE DATA)
Net sales...................................................................  $   204,537  $    164,345
Income before income tax expense and extraordinary item.....................        5,174         1,235
Income before extraordinary item............................................        2,742           655
Net income (loss)...........................................................          639           655
Income per share of common stock:
  Income before extraordinary item..........................................     2,742.00        655.00
  Net income................................................................       639.00        655.00

(4) DEBT
    Long-term debt at October 29, 1995 includes a $5,000,000 lease finance obligation resulting from a sale/leaseback of one of the Company's manufacturing facilities in December 1993. The term of the leaseback is twenty years, with five additional option terms of five years each. The remaining $1,569,000 of long-term debt represents net advances under a revolving line of credit pursuant to a bank loan which is secured by a letter of credit issued by AGI.

(5) DUE TO PARENT
    On July 21, 1995 AGI completed a placement of $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Senior Notes") due 2003, with interest payable semiannually. On the same date AGI entered into an $85.0 million revolving credit facility (the "Credit Facility") due July 2000, which allows for AGI to make loans to the Company to fund its working capital needs. A portion of the proceeds from the Senior Notes and the Credit Facility were advanced to the Company to repay the Alcatel Acquisition Notes. As a result of this redemption, the Company recognized an $2,103,000 extraordinary loss (net of taxes of $1,195,000) on the early extinguishment of debt during the quarter ended July 30, 1995 related principally to the write-off of deferred loan fees.

    The Senior Notes are unconditionally guaranteed on a senior unsecured basis by the Company and its subsidiary, Superior Cable Corp., and another AGI subsidiary. All of the Company's stock is pledged as collateral to secure the Senior Notes.

    The Company and its subsidiary have also guaranteed the indebtedness outstanding under the Credit Facility, of which $49,421,000 was outstanding at October 29, 1995. Such guarantee is secured by a pledge of all of the Company's inventory and accounts receivable.