Form 10-Q/A
period 1995-10-31
ALPINE GROUP INC /DE/
filed 1996-01-18
CIK 4164

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

                                   FORM 10-Q/A-1

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                    TO

                         COMMISSION FILE NUMBER 1-9078

                            ------------------------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  22-1620387
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


               1790 BROADWAY                                10019-1412
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

                                          THE ALPINE GROUP, INC.
Date: December 15, 1995
                                          By:        /s/ DAVID S. ALDRIDGE
                                              --------------------------------
                                              David S. Aldridge
                                              CHIEF FINANCIAL OFFICER