Form 10-Q
period 1996-01-31
ALPINE GROUP INC /DE/
filed 1996-03-15
CIK 4164

                                                      REGISTRATION NO. 001-09078
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934
      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_  No ___

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 CLASS                         OUTSTANDING AT MARCH 1, 1996
----------------------------------------  --------------------------------------
      Common Stock, $.10 Par Value                      18,653,311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                JANUARY 31, 1996
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                                        APRIL 30,
                                                                                                          1995
                                                                                          JANUARY 31,  -----------
                                                                                             1996
                                                                                          -----------
                                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.............................................................   $   3,108   $    15,546
  Marketable securities.................................................................       7,026         1,495
  Accounts receivable (less allowance for doubtful accounts;
   January, $740; April, $956)..........................................................      59,368        41,255
  Inventories...........................................................................      65,589        35,242
  Other current assets..................................................................       6,569         5,347
                                                                                          -----------  -----------
    Total current assets................................................................     141,660        98,885
Property, plant and equipment, net......................................................      99,305        52,240
Long-term investments and other assets (Note 4).........................................      33,490        16,941
Goodwill (less accumulated amortization; January, $4,085; April, $2,338)................      83,088        65,712
                                                                                          -----------  -----------
    Total assets........................................................................   $ 357,543   $   233,778
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings.................................................................   $  --       $    33,135
  Current portion of long-term debt.....................................................       1,799         2,022
  Accounts payable......................................................................      47,974        31,655
  Accrued expenses......................................................................      33,936        24,993
                                                                                          -----------  -----------
    Total current liabilities...........................................................      83,709        91,805
                                                                                          -----------  -----------
Long-term debt, less current portion....................................................     218,786        84,022
                                                                                          -----------  -----------
Other long-term liabilities.............................................................       4,291         7,560
                                                                                          -----------  -----------
Contingent purchase consideration.......................................................       1,828         5,733
                                                                                          -----------  -----------
Stockholders' equity:
  8% Cumulative convertible preferred stock at liquidation value........................       9,832        11,823
  9% Cumulative convertible preferred stock at liquidation value........................       1,927         1,927
  8.5% Cumulative convertible preferred stock at liquidation value......................      --             3,500
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: October,
   19,282,759 shares; April, 17,429,141 shares..........................................       1,928         1,743
  Capital in excess of par value........................................................     120,971       103,114
  Cumulative translation adjustment.....................................................        (611)          144
  Accumulated deficit...................................................................     (81,427)      (76,050)
                                                                                          -----------  -----------
                                                                                              52,620        46,201
Less: shares of common stock held in treasury, at cost --
      January, 629,448 shares; April, 233,290 shares....................................      (3,181)       (1,229)
     Receivable from stockholders.......................................................        (510)         (314)
                                                                                          -----------  -----------
     Total stockholders' equity.........................................................      48,929        44,658
                                                                                          -----------  -----------
     Total liabilities and stockholders' equity.........................................   $ 357,543   $   233,778
                                                                                          -----------  -----------
                                                                                          -----------  -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             THREE MONTHS ENDED
                                                                                                 JANUARY 31
                                                                                           ----------------------
                                                                                              1996        1995
                                                                                           -----------  ---------
Net sales................................................................................  $   119,504  $  45,900
Cost of goods sold.......................................................................      103,796     39,545
                                                                                           -----------  ---------
  Gross profit...........................................................................       15,708      6,355
Selling, general and administrative......................................................        8,622      5,147
Amortization of goodwill.................................................................          660        368
                                                                                           -----------  ---------
  Operating income.......................................................................        6,426        840
Interest income..........................................................................          832         34
Interest (expense).......................................................................       (6,765)    (2,188)
Other (expense)..........................................................................          (22)      (640)
                                                                                           -----------  ---------
  Net income (loss) before income taxes..................................................          471     (1,954)
Income tax expense.......................................................................          250     --
                                                                                           -----------  ---------
  Net income (loss)......................................................................          221     (1,954)
Preferred stock dividends................................................................          197        253
                                                                                           -----------  ---------
  Net income (loss) applicable to common stock...........................................  $        24  $  (2,207)
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Net income (loss) per share of common stock..............................................  $   --       $   (0.12)
                                                                                           -----------  ---------
                                                                                           -----------  ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             NINE MONTHS ENDED
                                                                                                 JANUARY 31
                                                                                          ------------------------
                                                                                             1996         1995
                                                                                          -----------  -----------
Net sales...............................................................................  $   384,540  $   125,782
Cost of goods sold......................................................................      335,981      108,464
                                                                                          -----------  -----------
  Gross profit..........................................................................       48,559       17,318
Selling, general and administrative.....................................................       24,694       12,300
Amortization of goodwill................................................................        1,975          879
                                                                                          -----------  -----------
  Operating income......................................................................       21,890        4,139
Interest income.........................................................................        1,901          108
Interest (expense)......................................................................      (20,641)      (4,213)
Other income (expense)..................................................................          105         (669)
                                                                                          -----------  -----------
  Income (loss) from continuing operations before income taxes..........................        3,255         (635)
Income tax expense......................................................................          699          232
                                                                                          -----------  -----------
  Income (loss) from continuing operations before extraordinary item....................        2,556         (867)
(Loss) from discontinued operations.....................................................       (2,213)      (4,868)
                                                                                          -----------  -----------
  Income (loss) before extraordinary item...............................................          343       (5,735)
Extraordinary (loss) on early extinguishment of debt....................................       (4,856)     --
                                                                                          -----------  -----------
  Net (loss)............................................................................       (4,513)      (5,735)
Preferred stock dividends...............................................................          864          503
                                                                                          -----------  -----------
  Net (loss) applicable to common stock.................................................  $    (5,377) $    (6,238)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Income (loss) per share of common stock:
  Continuing operations.................................................................  $      0.10  $     (0.08)
  Discontinued operations...............................................................        (0.12)       (0.27)
  Extraordinary (loss) on early extinguishment of debt..................................        (0.27)     --
                                                                                          -----------  -----------
    Net (loss) per share of common stock................................................  $     (0.30) $     (0.35)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1996
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           9%                      8%
                                                                                       CUMULATIVE              CUMULATIVE
                                                                                      CONVERTIBLE             CONVERTIBLE
                                               COMMON STOCK          CAPITAL        PREFERRED STOCK         PREFERRED STOCK
                                         ------------------------   IN EXCESS   ------------------------  --------------------
                                           SHARES       AMOUNT       OF PAR       SHARES       AMOUNT      SHARES     AMOUNT
                                         -----------  -----------  -----------  -----------  -----------  ---------  ---------
Balance at April 30, 1995..............   17,429,141   $   1,743    $ 103,114        1,927    $   1,927     236,480  $  11,823
Compensation expense related to stock
 options and grants....................      111,452          11          314
Loans to stockholders..................
Dividends on preferred stock...........
Foreign currency translation...........
Conversion of convertible preferred
 stock.................................      737,476          74        3,804
Conversion of convertible notes........       51,483           5          245
Exercise of stock options..............       33,919           3           88
Shares issued for directors' fees......                                   (18)
Purchase of treasury stock.............
Retirement of Adience 11% Senior Notes
 (Note 5)..............................                                                                      44,900      2,245
Adience acquisition and debt exchange
 reset (Note 5)........................      919,288          92        4,945                               (84,725)    (4,236)
PolyVision merger and distribution
 (Note 6)..............................                                 8,479
Net (loss) for the nine months ended
 January 31, 1996......................
                                         -----------  -----------  -----------  -----------  -----------  ---------  ---------
Balance at January 31, 1996............   19,282,759   $   1,928    $ 120,971        1,927    $   1,927     196,655  $   9,832
                                         -----------  -----------  -----------  -----------  -----------  ---------  ---------
                                         -----------  -----------  -----------  -----------  -----------  ---------  ---------

                                                   8.5%
                                                CUMULATIVE
                                               CONVERTIBLE
                                             PREFERRED STOCK                         FOREIGN         TREASURY STOCK
                                         ------------------------   ACCUMULATED     CURRENCY     ----------------------
                                           SHARES       AMOUNT        DEFICIT      TRANSLATION    SHARES      AMOUNT
                                         -----------  -----------  -------------  -------------  ---------  -----------
Balance at April 30, 1995..............       3,500    $   3,500    $   (76,050)    $     144     (233,290)  $  (1,229)
Compensation expense related to stock
 options and grants....................
Loans to stockholders..................
Dividends on preferred stock...........                                    (864)
Foreign currency translation...........                                                  (755)
Conversion of convertible preferred
 stock.................................      (3,500)      (3,500)
Conversion of convertible notes........
Exercise of stock options..............
Shares issued for directors' fees......                                                             11,042          59
Purchase of treasury stock.............                                                           (407,200)     (2,011)
Retirement of Adience 11% Senior Notes
 (Note 5)..............................
Adience acquisition and debt exchange
 reset (Note 5)........................
PolyVision merger and distribution
 (Note 6)..............................
Net (loss) for the nine months ended
 January 31, 1996......................                                  (4,513)
                                         -----------  -----------  -------------       ------    ---------  -----------
Balance at January 31, 1996............      --           --        $   (81,427)    $    (611)    (629,448)  $  (3,181)
                                         -----------  -----------  -------------       ------    ---------  -----------
                                         -----------  -----------  -------------       ------    ---------  -----------


                                           RECEIVABLE
                                              FROM
                                          STOCKHOLDERS      TOTAL
                                         ---------------  ---------
Balance at April 30, 1995..............     $    (314)    $  44,658
Compensation expense related to stock
 options and grants....................                         325
Loans to stockholders..................          (196)         (196)
Dividends on preferred stock...........                        (864)
Foreign currency translation...........                        (755)
Conversion of convertible preferred
 stock.................................                         378
Conversion of convertible notes........                         250
Exercise of stock options..............                          91
Shares issued for directors' fees......                          41
Purchase of treasury stock.............                      (2,011)
Retirement of Adience 11% Senior Notes
 (Note 5)..............................                       2,245
Adience acquisition and debt exchange
 reset (Note 5)........................                         801
PolyVision merger and distribution
 (Note 6)..............................                       8,479
Net (loss) for the nine months ended
 January 31, 1996......................                      (4,513)
                                               ------     ---------
Balance at January 31, 1996............     $    (510)    $  48,929
                                               ------     ---------
                                               ------     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                                 JANUARY 31
                                                                                          ------------------------
                                                                                              1996         1995
                                                                                          ------------  ----------
Cash flow from operating activities:
  Income from continuing operations.....................................................  $      2,556  $     (867)
  Adjustments to reconcile income to net cash provided by continuing operations:
      Depreciation and amortization.....................................................         9,312       3,674
      Accretion of debt discount and amortization of deferred financing.................         1,838         435
      Compensation expense related to stock options and grants..........................           284         407
  Changes in assets and liabilities:
      Accounts receivable...............................................................         9,519        (489)
      Inventories.......................................................................         2,812      (3,739)
      Prepaid expenses and other current assets.........................................        (1,451)      1,054
      Other assets......................................................................         2,467        (209)
      Accounts payable and accrued expenses.............................................        (1,198)      3,623
      Other.............................................................................            46        (242)
                                                                                          ------------  ----------
Cash provided by continuing operating activities........................................        26,185       3,647
                                                                                          ------------  ----------
(Loss) from discontinued operations.....................................................        (2,213)     (4,868)
Adjustments to reconcile loss to net cash (used for) discontinued operations:
    Depreciation and amortization.......................................................           179         548
    Increase in net liabilities.........................................................       --            1,512
    Other...............................................................................           770         206
                                                                                          ------------  ----------
Cash (used for) discontinued operations.................................................        (1,264)     (2,602)
                                                                                          ------------  ----------
Cash provided by operating activities...................................................        24,921       1,045
                                                                                          ------------  ----------
Cash flow from investing activities:
  Acquisitions, net of cash acquired....................................................      (103,409)      1,101
  Investment in marketable securities...................................................        (5,531)    (16,227)
  Capital expenditures for continuing operations........................................        (5,476)     (1,500)
  Capital expenditures for acquisition of BICC assets...................................        (3,895)     --
  Capital expenditures for discontinued operations......................................       --             (229)
  Loans to PolyVision Corporation.......................................................        (5,185)     --
  Other.................................................................................         1,841        (571)
                                                                                          ------------  ----------
Cash (used for) investing activities....................................................      (121,655)    (17,426)
                                                                                          ------------  ----------
                                                                                          ------------  ----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                                JANUARY 31
                                                                                         -------------------------
                                                                                             1996         1995
                                                                                         ------------  -----------
Cash flow from financing activities:
  Short-term borrowings (repayments)...................................................  $    (21,000) $    20,179
  Borrowing under revolving credit facilities, net.....................................        29,122        1,675
  Redemption of preferred stock........................................................       --              (287)
  Dividends on preferred stock.........................................................          (793)        (103)
  Capitalized financing costs..........................................................       (13,699)     --
  Purchase of treasury shares..........................................................        (1,952)        (360)
  Proceeds from exercise of stock options..............................................            91          202
  Repayments of long-term debt.........................................................      (189,939)      (3,178)
  Long-term borrowings.................................................................       282,466      --
                                                                                         ------------  -----------
Cash provided by financing activities..................................................        84,296       18,128
                                                                                         ------------  -----------
Net increase (decrease) in cash and cash equivalents...................................       (12,438)       1,747
Cash and cash equivalents at beginning of period.......................................        15,546        2,507
                                                                                         ------------  -----------
Cash and cash equivalents at end of period.............................................  $      3,108  $     4,254
                                                                                         ------------  -----------
Supplemental disclosures:
  Taxes paid...........................................................................  $        433  $       437
                                                                                         ------------  -----------
  Interest paid........................................................................  $     18,395  $     3,022
                                                                                         ------------  -----------
Non-cash investing and financing activities:
  Exchange of common stock for preferred stock:
    Preferred stock acquired...........................................................  $      7,736  $       250
                                                                                         ------------  -----------
    Dividends on preferred stock exchanged.............................................  $        451
                                                                                         ------------
    Common stock issued................................................................  $      5,037
                                                                                         ------------
  Exchange of preferred stock for common stock:
    Common stock acquired..............................................................                $    (8,000)
                                                                                                       -----------
                                                                                                       -----------
    Preferred stock issued.............................................................                $     8,000
                                                                                                       -----------
                                                                                                       -----------
  Preferred stock issued in connection with the retirement of Adience 11 1/2 Senior
   Notes...............................................................................  $      2,245
                                                                                         ------------
  Conversion of notes..................................................................  $        300
                                                                                         ------------
  Acquisition of business:
    Assets, net of cash acquired.......................................................  $    126,127  $   107,837
    Preferred stock issued.............................................................       --            (4,113)
    Contingent consideration...........................................................       --            (6,167)
    Liabilities assumed................................................................       (22,718)     (96,456)
                                                                                         ------------  -----------
    Net cash (paid) received...........................................................  $   (103,409) $     1,101
                                                                                         ------------  -----------
                                                                                         ------------  -----------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                  (UNAUDITED)

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

    Certain reclassifications have been made to the January 31, 1995 financial statements to conform with the January 31, 1996 presentation.

2.  INVENTORIES
    The components of inventories are:

                                                                       JANUARY 31,  APRIL 30,
                                                                          1996        1995
                                                                       -----------  ---------
                                                                           (IN THOUSANDS)
Raw materials........................................................   $  16,746   $  11,969
Work in process......................................................      15,121       8,716
Finished goods.......................................................      33,722      14,557
                                                                       -----------  ---------
                                                                        $  65,589   $  35,242
                                                                       -----------  ---------
                                                                       -----------  ---------

3.  INCOME (LOSS) PER SHARE
    For the nine months ended January 31, 1996 and 1995, the weighted average numbers of shares outstanding used in computing income (loss) per share were 17,844,031 and 17,910,346, respectively.

4.  LONG-TERM INVESTMENTS AND OTHER ASSETS
    The components of long-term investments and other assets are:

                                                                       JANUARY 31,  APRIL 30,
                                                                          1996        1995
                                                                       -----------  ---------
                                                                           (IN THOUSANDS)
Equity investments in PolyVision (Note 6)............................   $  15,633   $  11,202
Deferred financing charges...........................................      10,484      --
Other assets.........................................................       7,373       5,739
                                                                       -----------  ---------
                                                                        $  33,490   $  16,941
                                                                       -----------  ---------
                                                                       -----------  ---------

5.  ACQUISITIONS

    ALCATEL ACQUISITION

    On May 11, 1995, Alpine completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"), which was initially financed with the proceeds of the sale by Superior Telecommunications Inc. ("Superior"), a subsidiary of Alpine, of $140,000,000 aggregate principal amount of notes (the "Alcatel Acquisition Notes") (see Note 7).

    The Alcatel Acquisition has been accounted for using the purchase method, and accordingly, the results of operations of the Alcatel Business are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The purchase price for the Alcatel Acquisition (including expenses) has been allocated to the estimated fair market value of the assets and liabilities

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1996
                                  (UNAUDITED)

5.  ACQUISITIONS (CONTINUED)
of the Alcatel Business as of the acquisition date. The excess of the purchase price over the estimated fair market value of identifiable net assets acquired resulted in goodwill of approximately $18,055,000 which is being amortized on a straight line basis over 30 years.

    The following reflects the preliminary allocation of the purchase price to the net assets of the Alcatel Business based upon the estimated fair values of such assets:

                                                                                    AMOUNT
                                                                                --------------
                                                                                (IN THOUSANDS)
Acquisition cost..............................................................   $    103,409
Less, historical book value of net assets at May 11, 1995.....................        (80,909)
Write-up of property, plant, and equipment....................................         (4,945)
Accrual of Alcatel employee relocation and severance costs....................            500
                                                                                --------------
Acquisition goodwill..........................................................   $     18,055
                                                                                --------------
                                                                                --------------

    The acquisition cost of $103,409,000 includes $102,909,000 paid in cash to Alcatel NA, and acquisition expenses estimated at $500,000.

    ADIENCE ACQUISITION

    On December 21, 1994, Alpine acquired 82.3% of the outstanding common stock of Adience, Inc. ("Adience") which, when combined with Adience common stock previously purchased by Alpine, resulted in Alpine owning 87.2% of Adience's outstanding common stock on such date (the "Adience Acquisition"). Initial consideration paid in the Adience Acquisition consisted of 82,267 shares of Alpine's 8% cumulative convertible senior preferred stock ("8% Preferred Stock"), with a liquidation preference of $4,113,350, 170,615 shares of PolyVision Corporation ("PolyVision") common stock and $2,558,000 in cash which included expenses associated with the acquisition. On July 21, 1995, Alpine acquired the remaining 12.8% of Adience common stock for $1,596,000 in cash.

    The terms under which the aforementioned PolyVision common stock was delivered by Alpine to the Adience stockholders included a valuation reset under certain conditions. The valuation reset required Alpine to deliver additional consideration in an amount equal to 170,615 (the number of PolyVision common shares originally delivered), multiplied by the difference (the "Valuation Difference"), if any, between $33.60 and the greater of: (1) the average closing price for a share of PolyVision common stock on the 20 trading days preceding August 1, 1995, and (2) $11.25 per share. The valuation reset is payable, at the option of Alpine, in either 8% Preferred Stock, additional shares of PolyVision common stock, or a combination of both.

    During fiscal 1996, certain of the former Adience stockholders agreed to exchange 39,825 shares of the 8% Preferred Stock received in the Adience Acquisition and terminate the right to receive $1,919,000 in value under the aforementioned valuation reset, in consideration for the issuance by Alpine of 491,204 shares of Alpine common stock and the delivery of 129,542 additional shares of PolyVision common stock. The difference in the fair market value of the consideration exchanged in this transaction was accounted for as a reduction in the purchase price for Adience.

    Also in connection with the Adience Acquisition, Alpine entered into a debt exchange agreement with the holders of a majority of Adience's 11% Senior Notes. The debt exchange agreement, which was completed on July 21, 1995, resulted in Alpine retiring $44,089,000 aggregate principle amount of Adience's 11% Senior Notes ($40,982,000 recorded amount) for $35,271,000 in cash, 44,906 shares of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1996
                                  (UNAUDITED)

5.  ACQUISITIONS (CONTINUED)
8% Preferred Stock with a liquidation preference of $2,245,000, and 66,801 shares of PolyVision common stock, subject to a valuation reset under certain conditions. The valuation reset requires Alpine to deliver to the former Adience note holders an amount equal to 66,801 multiplied by the Valuation Difference (as defined above). On October 31, 1995, the former Adience note holders agreed to exchange the 44,900 shares of 8% Preferred Stock received in the debt exchange and terminate the right to receive $1,493,000 in value under the valuation reset, in consideration for the issuance by Alpine of 428,084 shares of Alpine common stock and the delivery of 121,929 additional shares of PolyVision common stock. The difference between the recorded value of the Adience 11% Senior Notes and the value of the exchange consideration paid or issued by Alpine in the debt exchange has been recorded as a reduction in the purchase price for Adience.

    PRO FORMA FINANCIAL DATA.

    Unaudited condensed  pro forma  results  of operations  for the  nine  month period ended January 31, 1996 and 1995 which give effect to the Alcatel Acquisition and the Adience Acquisition, as if both transactions had occurred on May 1, 1994 are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                       PRO FORMA
                                                                                      (UNAUDITED)
                                                                                NINE MONTH PERIOD ENDED
                                                                                       JANUARY 31
                                                                                ------------------------
                                                                                   1996         1995
                                                                                -----------  -----------
                                                                                 (IN THOUSANDS, EXCEPT
                                                                                   PER SHARE AMOUNTS)
Net sales.....................................................................  $   392,061  $   338,389
Income (loss) from continuing operations before income taxes..................        3,437       (7,264)
Income (loss) from continuing operations before extraordinary item............        2,738       (7,496)
(Loss) from discontinued operations...........................................       (2,213)      (4,868)
Extraordinary (loss) on early retirement of debt..............................       (4,856)     --
Net (loss)....................................................................       (4,331)     (12,364)
Income (loss) per share of common stock:
  Continuing operations.......................................................  $      0.11  $     (0.46)
  Discontinued operations.....................................................        (0.12)       (0.27)
  Extraordinary (loss) on early extinguishment of debt........................        (0.27)     --
  Net (loss)..................................................................        (0.29)       (0.73)

6.  DISCONTINUED OPERATIONS
    During fiscal 1995, Alpine management adopted a plan to distribute to shareholders a substantial portion of the ownership of its information display segment subsidiaries consisting of Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"). In May 1995, APV and Posterloid were merged (the "PolyVision Merger") into PolyVision Corporation ("PolyVision") (formerly Information Display Technology, Inc.), a 78%-owned subsidiary of Adience. Following the PolyVision Merger, Alpine owned 98% of PolyVision's outstanding preferred stock with a liquidation preference of $25,000,000 and 94% of PolyVision's outstanding common stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1996
                                  (UNAUDITED)

6.  DISCONTINUED OPERATIONS (CONTINUED)
    As a result of the PolyVision Merger, Alpine's ownership of the outstanding PolyVision common stock increased from 70% to 94%. In accordance with FASB Technical Bulletin 85-5, this increase in equity ownership has been recorded as the acquisition of a portion of PolyVision minority interest at its estimated fair value. Because the minority interest was acquired by an Alpine subsidiary issuing stock, the excess of the fair value of the minority interest acquired over the book value of the interest given up in APV and Posterloid has been added directly to capital surplus.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock (the "PolyVision Spin-Off"). This distribution, when combined with shares of PolyVision common stock used as partial consideration in connection with the acquisition of Adience and the retirement of the Adience 11% Senior Secured Notes, resulted in the ownership by Alpine of less than 20% of the outstanding shares of PolyVision common stock. Accordingly, Alpine is accounting for its remaining PolyVision investment at its fair value as a security available for sale, which amount is included in long-term investments and other assets in the accompanying balance sheet. Because the shares of PolyVision common stock distributed had a negative book value, Alpine's stockholders' equity was not reduced by the PolyVision Spin-Off. The aforementioned transaction is a taxable transaction, and actual taxes payable, if any, will depend on Alpine's tax position for fiscal 1996.

7.  DEBT
    Debt consists of the following:

                                                                                JANUARY 31,   APRIL 30,
                                                                                   1996         1995
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
12.25% Senior Secured Notes due 2003 (face value $153,000,000)................  $   140,799  $   --
$85.0 million revolving credit facility.......................................       59,200      --
13.5% Senior Secured Notes (face value $21,000,000)...........................      --            20,790
Adience 11% Senior Secured Notes due 2002 (face value of $4,989,000 and
 $49,079,000 at January 31, 1996 and April 30, 1995, respectively)............        4,662       44,386
Revolving credit loan -- Superior.............................................      --            16,533
Revolving credit loan -- Adience..............................................      --            12,345
Revolving credit loan -- DNE..................................................      --               627
Term loan.....................................................................      --             5,386
Mortgage loan.................................................................        5,047        5,297
Subordinated note.............................................................      --             2,469
Lease finance obligations.....................................................        5,885        5,967
Other.........................................................................        4,992        5,379
                                                                                -----------  -----------
    Total debt................................................................      220,585      119,179
Less: short-term borrowings and current portion...............................        1,799       35,157
                                                                                -----------  -----------
    Long-term debt............................................................  $   218,786  $    84,022
                                                                                -----------  -----------
                                                                                -----------  -----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1996
                                  (UNAUDITED)

7.  DEBT (CONTINUED)
    The aggregate maturities of long-term debt for the five years subsequent to January 31, 1996 are as follows:

                                                                          AMOUNT
                                                                      --------------
                                                                      (IN THOUSANDS)
1996................................................................    $    1,799
1997................................................................         2,410
1998................................................................           740
1999................................................................           606
2000................................................................        59,706

    On July 21, 1995, Alpine completed a placement of $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Senior Notes") due 2003 at an issue price of 91.737%, with interest payable semiannually on January 15 and July 15. The Senior Notes are secured by a pledge of the capital stock of Superior and Adience and are guaranteed by certain subsidiaries of Alpine. The Senior Notes include certain customary covenants including, among other things, limitations on indebtedness, investments, and payment of dividends on common stock.

    In conjunction with the placement of the Senior Notes, Alpine entered into an $85,000,000 revolving credit facility (the "Credit Facility") of which $59,200,000 was outstanding at January 31, 1996. Interest on the Credit Facility is payable monthly at a rate of LIBOR plus 2.25% or prime plus 0.375%.
Borrowings under the facility are subject to a borrowing base determined as a percentage of eligible accounts receivable and inventory (as defined). As of January 31, 1996, total borrowing availability amounted to approximately $80,000,000. Loans under the Credit facility are guaranteed by Superior and Adience and are secured by substantially all of Alpine's assets, other than capital stock of its subsidiaries, real estate, and other fixed assets. Amounts outstanding under the Credit Facility are due upon termination in July 2000. The Credit Facility contains customary covenants including limitations on capital expenditures, dividends, and additional borrowings, as well as certain financial covenants related to net worth and operating cash flow.

    Proceeds from the Senior Notes, borrowings under the Credit Facility, and a portion of cash reserves were used to refinance a substantial portion of the Company's debt, including repayment of the $140,000,000 Alcatel Acquisition Notes (see Note 5). The Alcatel Acquisition Notes were issued on May 11, 1995, and the proceeds were used to (1) pay the initial purchase price for the Alcatel Acquisition ($93,000,000), (2) repay amounts outstanding under Superior's revolving credit facility ($17,200,000) and its term loan ($5,400,000), (3) pay fees and expenses amounting to $5,1000,000, with the balance of $19,300,000 being added to corporate cash reserves. The other major uses of the proceeds from the Senior Notes and the Credit Facility included (i) repayment of $21,000,000 face amount of the Company's 13.5% Senior Secured Notes, (ii)
$10,000,000 repayment of the balance outstanding under Adience's revolving credit facility, and (iii) $35,271,000 used to retire $44,089,000 aggregate principle amount of Adience's 11% Senior Notes (see Note 5).

    As a result of the refinancing and the aforementioned redemption of indebtedness, the Company recognized a $4,856,000 extraordinary loss on the early extinguishment of debt during the nine months ended January 31, 1996 related principally to the write-off of deferred loan fees associated with the various debt repayments.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1996
                                  (UNAUDITED)

8.  PREFERRED STOCK
    On July 31, 1995, the Company issued 737,476 shares of Company common stock in exchange for all the outstanding 8.5% Cumulative Convertible Preferred Stock plus accrued dividends at a conversion price of $5.25 per share of common stock.

9.  COMMITMENTS AND CONTINGENCIES
    On May 25, 1994, Alpine and ten other parties were named as codefendants in a lawsuit filed by the state of New York in Federal District Court relating to the release of hazardous chemicals at a landfill near Rochester, New York. The state of New York alleges that Alpine, by virtue of its purchase of some (but not all) of the assets of an entity that allegedly disposed of hazardous substances, is liable as a corporate successor under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") for the costs of remediation. The total remediation costs for the site have been estimated by the New York Department of Environmental Conservation to potentially be in excess of $14,000,000. Alpine has filed a motion for summary judgment dismissing the case against Alpine. This action is in an early stage, and no determination has yet been made as to either the reasonableness of New York's claim and its cost estimates or as to Alpine's liability, if any, or its share of such remediation costs. Management believes that it has strong defenses to this action and it has indemnification rights with respect to liabilities, if any, relating to this matter from the seller of the assets, Panex Industries, Inc. which through its successor, Panex Industries, Inc. Liquidating trust, has elected to control the defense of this action. Management believes that such trust has sufficient assets to meet its indemnification obligations.

    In February 1992, PolyVision was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of its Alliance, Ohio, manufacturing facility. In December 1993, PolyVision and Adience signed a consent order with the Ohio EPA and the Ohio Attorney General which required PolyVision and Adience to pay the state of Ohio a civil penalty and to remediate the site in accordance with specific cleanup goals. In addition, the consent order requires the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. In October 1994, PolyVision and Adience filed a proposed amendment to the consent order which would allow PolyVision and Adience to establish risk-based cleanup goals, an approach which has been approved by the Ohio EPA for other contaminated sites. If the Ohio EPA approves this proposed amendment, use of this approach is expected to reduce the extent and cost of remediation required at this site. The Ohio EPA has not yet responded to this proposed amendment. At January 31, 1996, environmental accruals amounted to $39,000, which represents management's estimate of the amounts remaining to be incurred in this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties, and legal and consultants' fees. If the Ohio EPA does not accept the proposed amendment to the consent order, the cost of the remediation may exceed the amounts currently accrued.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 1996
                                  (UNAUDITED)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In May 1995, Adience was named as 1 of 153 defendants in a class-action lawsuit brought in the Circuit Court of Cook County, Illinois, seeking unstated monetary damages and alleging that products produced by Adience caused certain of its employees, former employees, and such persons' family members to suffer from asbestos-related diseases or an increased risk of developing such diseases. The total number of claims has not yet been determined. Alpine and its counsel are evaluating the validity of such claims and the scope of its potential liabilities and defense costs.

    Alpine is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims, and assessments will not have a material adverse effect upon Alpine's consolidated financial position, liquidity, or results of operations.

10. SUBSIDIARY GUARANTEES
    On July 21, 1995, Alpine issued and sold $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Senior Notes") (see Note 7). The Senior Notes are fully and unconditionally guarranteed on a senior secured basis by Superior Telecommunications Inc. and Adience Inc. (wholly owned subsidiaries of Alpine) and Superior Cable Corp. (a wholly owned subsidiary of Superior Telecommunications Inc.) The Adience subsidiary guarantee, however, are subordinate in right of payment to $5.0 million of Adience's 11% Senior Notes outstanding. The subsidiary guarantees rank pari passu in right of payment with other senior debt of Alpine (including the Credit Facility) and other senior debt of the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's Credit Facility (see Note
7). The Notes, however, are effectively subordinated to the loans and subsidiary guarantees under the Credit Facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing such Credit Facility or such other secured debt.

    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness, including interest payments on the Notes. Separate financial statements and related disclosures for the subsidiaries are included herein as exhibits. The following condensed consolidating information presents condensed financial statements as of January 31, 1996 of (a) Alpine on a parent company basis with its investments in subsidiaries accounted for under the equity method (Parent Company), (b) the subsidiary guarantors, (c) the combined non-guarantors, and (d) Alpine on a consolidated basis.

                             THE ALPINE GROUP, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               SUBSIDIARY
                                                        PARENT    SUBSIDIARY      NON-      ELIMINATING
                                                       COMPANY    GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                      ----------  -----------  -----------  -----------  ------------
Net sales...........................................              $   356,716   $  27,824                 $  384,540
Cost of goods sold..................................                  316,253      19,728                    335,981
                                                      ----------  -----------  -----------  -----------  ------------
  Gross profit......................................                   40,463       8,096                     48,559
Selling, general & administrative...................  $    3,718       14,649       6,327                     24,694
Amortization of goodwill............................                    1,975                                  1,975
                                                      ----------  -----------  -----------  -----------  ------------
  Operating income (loss)...........................      (3,718)      23,839       1,769                     21,890
Interest (expense), net.............................     (12,841)      (5,431)       (468)                   (18,740)
Other income (expense)..............................          88                       17                        105
Intercompany interest income (expense)..............      12,481      (12,265)       (216)                        --
                                                      ----------  -----------  -----------  -----------  ------------
  Income from continuing operations before income
   tax..............................................      (3,990)       6,143       1,102                      3,255
Equity in income from subsidiaries..................       1,232          533          --    $  (1,765)           --
                                                      ----------  -----------  -----------  -----------  ------------
                                                          (2,758)       6,676       1,102       (1,765)        3,255
Income tax (expense) benefits.......................       3,364       (3,395)       (668)          --          (699)
                                                      ----------  -----------  -----------  -----------  ------------
  Income (loss) from continuing operations..........         606        3,281         434       (1,765)        2,556
(Loss) from discontinued operations.................      (2,213)          --          --           --        (2,213)
                                                      ----------  -----------  -----------  -----------  ------------
                                                          (1,607)       3,281         434       (1,765)          343
Extraordinary gain (loss) on early extinguishment of
 debt...............................................      (2,906)      (2,261)        311           --        (4,856)
                                                      ----------  -----------  -----------  -----------  ------------
                                                      $   (4,513) $     1,020   $     745    $  (1,765)   $   (4,513)
                                                      ----------  -----------  -----------  -----------  ------------
                                                      ----------  -----------  -----------  -----------  ------------

                             THE ALPINE GROUP, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF JANUARY 31, 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               SUBSIDIARY
                                                      PARENT      SUBSIDIARY      NON-      ELIMINATING
                                                      COMPANY     GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                    -----------  ------------  -----------  -----------  ------------
Assets
  Current assets..................................  $     9,299  $    113,470   $  20,095    $  (1,204)   $  141,660
  Property, plant and equipment, net..............          149        94,750       4,406           --        99,305
  Goodwill, net...................................           --        87,670          --       (4,582)       83,088
  Investment in, and net advances and loans to,
   subsidiaries...................................      216,849      (134,108)     (4,560)     (78,181)           --
  Other non-current assets........................       30,022         4,230         819       (1,581)       33,490
                                                    -----------  ------------  -----------  -----------  ------------
    Total assets..................................  $   256,319  $    166,012   $  20,760    $ (85,548)   $  357,543
                                                    -----------  ------------  -----------  -----------  ------------
                                                    -----------  ------------  -----------  -----------  ------------

Liabilities and stockholders' equity
  Current liabilities.............................  $     5,044  $     72,172   $   6,518    $     (25)   $   83,709
  Long-term debt..................................      200,518        12,659       5,609           --       218,786
  Other non-current liabilities...................        1,828        10,848         745       (7,302)        6,119
  Equity..........................................       48,929        70,333       7,888      (78,221)       48,929
                                                    -----------  ------------  -----------  -----------  ------------
    Total liabilities and stockholders' equity....  $   256,319  $    166,012   $  20,760    $ (85,548)   $  357,543
                                                    -----------  ------------  -----------  -----------  ------------
                                                    -----------  ------------  -----------  -----------  ------------

                             THE ALPINE GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     SUBSIDIARY
                                                            PARENT      SUBSIDIARY      NON-      ELIMINATING
                                                           COMPANY      GUARANTORS   GUARANTORS     ENTRIES    CONSOLIDATED
                                                         ------------  ------------  -----------  -----------  ------------
Cash flow from operating activities
  Income (loss) from continuing operations.............  $        606  $      3,281   $     434    $  (1,765)   $    2,556
  Adjustments to reconcile (loss) to net cash provided
   by continuing operations:
    Depreciation, amortization and other non-cash
     charges...........................................         1,653         9,143         638           --        11,434
    Changes in assets and liabilities..................           493        13,937      (2,235)          --        12,195
    Cash used for discontinued operations..............        (1,264)           --          --           --        (1,264)
                                                         ------------  ------------  -----------  -----------  ------------
Cash provided by (used for) operations.................         1,488        26,361      (1,163)      (1,765)       24,921
                                                         ------------  ------------  -----------  -----------  ------------
Cash flow from investing activities:
  Acquisition, net of cash.............................            --      (103,409)         --           --      (103,409)
  Capital expenditures.................................           (69)       (4,967)       (440)          --        (5,476)
  Capital expenditures on acquisition of BICC assets...            --        (3,895)         --           --        (3,895)
  Investment in marketable securities..................        (5,531)           --          --           --        (5,531)
  Loans to PolyVision Corporation......................        (5,185)           --          --           --        (5,185)
  Other................................................        (1,350)        1,841       1,350           --         1,841
                                                         ------------  ------------  -----------  -----------  ------------
Cash provided by (used for) investing activities.......       (12,135)     (110,430)        910           --      (121,655)
                                                         ------------  ------------  -----------  -----------  ------------
Cash flow from financing activities:
  Repayments of long-term borrowings...................        (1,701)     (185,673)     (2,565)          --      (189,939)
  Repayments of short-term borrowings..................       (21,000)           --          --           --       (21,000)
  Intercompany (advances) borrowings...................      (165,511)      160,832       2,914        1,765
  Borrowing (repayments) under revolving credit
   facilities, net.....................................        59,200       (28,956)     (1,122)          --        29,122
  Long-term borrowings.................................       141,114       141,352          --           --       282,466
  Other................................................       (13,138)       (3,215)         --           --       (16,353)
                                                         ------------  ------------  -----------  -----------  ------------
Cash provided by (used for) financing activities.......        (1,036)       84,340        (773)       1,765        84,296
                                                         ------------  ------------  -----------  -----------  ------------
Net increase (decrease) in cash and cash equivalents...       (11,683)          271      (1,026)          --       (12,438)
Cash and cash equivalents at the beginning of the
 period................................................        13,299            28       2,219           --        15,546
                                                         ------------  ------------  -----------  -----------  ------------
Cash and cash equivalents at the end of the period.....  $      1,616  $        299   $   1,193    $      --    $    3,108
                                                         ------------  ------------  -----------  -----------  ------------
                                                         ------------  ------------  -----------  -----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    Alpine is a diversified industrial company engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, specialty refractory products for the iron and steel, glass, aluminum, cement, and cogeneration industries, and data communications and other electronic products and systems for military, governmental, and commercial applications. Alpine entered the copper wire and cable business in 1993 with the acquisition of Superior and significantly enlarged its presence in this market with the Alcatel Acquisition in May 1995. In December 1994 Alpine entered the specialty refractory business with the Adience Acquisition (See Note 5 to the accompanying Condensed Consolidated Financial Statements for a further description of the Alcatel Acquisition and the Adience Acquisition).

                             RESULTS OF OPERATIONS

    The Alcatel Acquisition and the Adience Acquisition were both accounted for under the purchase method, with the results from these operations included in Alpine's consolidated results on a prospective basis, from the date of their respective acquisitions.

    The following comparative table includes operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three month and nine month periods ended January 31, 1996 and 1995. Further, due to the significance of the Alcatel Acquisition and the Adience Acquisition on Alpine's results of operations, pro forma operating data is included in the table to reflect such acquisitions as if they occurred on May 1, 1994. Management believes that the pro forma presentation provides meaningful comparability among reporting periods. The pro forma data includes adjustments to depreciation and goodwill amortization to reflect acquisition-related purchase accounting adjustments. The pro forma data for the Alcatel Business and the Adience operations also includes pro forma adjustments to reflect: (1) with respect to Adience, the elimination of certain expenses incurred by Adience that were directly attributable to the acquisition of Adience or would not have been incurred if the acquisition of Adience had taken place on May 1, 1994 and; (2) with respect to the Alcatel Business, reductions in manufacturing expenses and selling, general, and administrative expenses incurred by the Alcatel Business which are not expected to recur or have been eliminated. The pro forma adjustments described above are consistent with those adjustments reflected in the "Unaudited Pro Forma Condensed Combined Statements of Operations" for the 12 months ended April 30, 1995 included in
Item 7 in the Company's Annual Report on Form 10-K for the year ended April 30, 1995, as amended. The pro forma data is not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1994, nor is it necessarily indicative of Alpine's future results.

    The  data presented in the table below reflects the Company's three business
segments:  telecommunications   wire   and  cable   ("Superior");   refractories
("Adience"); and data communications and electronic products ("DNE").

                               THREE MONTHS
                                   ENDED
                                JANUARY 31,     THREE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                   1996          JANUARY 31, 1995        JANUARY 31, 1996        JANUARY 31, 1995
                               -------------  ----------------------  ----------------------  ----------------------
                                HISTORICAL    HISTORICAL   PROFORMA   HISTORICAL   PROFORMA   HISTORICAL   PROFORMA
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
Net sales:
  Superior...................   $   84,445    $  30,513   $  77,244   $ 281,461   $ 288,982   $  96,227   $ 241,589
  Adience....................       28,319        7,634      24,449      84,955      84,955       7,634      74,879
  DNE........................        6,740        7,753       7,753      18,124      18,124      21,921      21,921
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
    Consolidated.............   $  119,504    $  45,900   $ 109,446   $ 384,540   $ 392,061   $ 125,782   $ 338,389
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
Gross profit:
  Superior...................   $    8,964    $   2,959   $   5,509   $  26,054   $  26,649   $   9,651   $  18,719
  Adience....................        4,807        1,287       3,728      17,115      17,115       1,287      13,429
  DNE........................        1,937        2,109       2,109       5,390       5,390       6,380       6,380
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
    Consolidated.............   $   15,708    $   6,355   $  11,346   $  48,559   $  49,154   $  17,318   $  38,528
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
Gross margin percentage:
  Superior...................         10.6%         9.7%        7.1%        9.3%        9.2%       10.0%        7.7%
  Adience....................         17.0%        16.9%       15.2%       20.1%       20.1%       16.9%       17.9%
  DNE........................         28.7%        27.2%       27.2%       29.7%       29.7%       29.1%       29.1%
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
    Consolidated.............         13.1%        13.8%       10.4%       12.6%       12.5%       13.8%       11.4%
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
Selling, general and
 administrative expenses:
  Superior...................   $    2,138    $   1,250   $   1,540   $   5,743   $   5,781   $   3,676   $   4,566
  Adience....................        3,521        1,572       3,900      10,805      10,805       1,572      11,808
  DNE........................        1,346        1,521       1,521       4,428       4,428       4,888       4,888
  Corporate..................        1,617          804         804       3,718       3,723       2,164       2,144
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
    Consolidated.............   $    8,622    $   5,147   $   7,765   $  24,694   $  24,737   $  12,300   $  23,406
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
Amortization of goodwill:
  Superior...................   $      349    $     255   $     414   $   1,041   $   1,055   $     755   $   1,201
  Adience....................          311          113         312         934         934         113         935
  DNE........................       --            --          --          --          --          --          --
  Corporate..................       --            --          --          --          --             11          11
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
    Consolidated.............   $      660    $     368   $     726   $   1,975   $   1,989   $     879   $   2,147
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
Operating income:
  Superior...................   $    6,477    $   1,454   $   3,555   $  19,270   $  19,813   $   5,220   $  12,952
  Adience....................          975         (398)       (484)      5,376       5,376        (398)        686
  DNE........................          591          588         588         962         962       1,492       1,492
  Corporate..................       (1,617)        (804)       (804)     (3,718)     (3,723)     (2,175)     (2,155)
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
    Consolidated.............   $    6,426    $     840   $   2,855   $  21,890   $  22,428   $   4,139   $  12,975
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------
                               -------------  ----------  ----------  ----------  ----------  ----------  ----------

NET SALES

    PRO FORMA BASIS

    For the quarter ended January 31, 1996, net sales were $119.5 million or 9% greater than pro forma net sales of $109.4 million recorded in the January 31, 1995 quarterly period. For the nine month period ended January 31, 1996, pro forma net sales were $392.1 million, representing an increase of $53.7 million (or 16%) over pro forma net sales of $338.4 million recorded in the January 31, 1995 nine month period.

    On an industry segment basis, Superior's net sales of $84.4 million for the January 1996 fiscal quarter increased $7.2 million (or 9%) over January 1995 quarterly pro forma net sales. On a nine month basis, Superior's pro forma net sales of $289.0 million for the January 1996 nine month period were 20% (or $47.4 million) higher than pro forma net sales for the January 1995 nine month period. Approximately $1.5 million and $21.0 million, respectively, of Superior's comparative increase in net sales for the January 1996 three month and nine month periods was attributable to the pass through, in the form of increased selling prices, of higher copper costs. The remainder of the comparative increase, representing $5.7 million (7%) for the 1996 three month period and $26.3 million (11%) for the 1996 nine month period, was the result of non-copper based price increases instituted during fiscal 1996, increased demand levels for telecommunications wire and cable products, and additional business under new long term supply agreements with two regional Bell operating companies.

    It is important to note that Superior's business is typically impacted by a seasonal slowdown in procurement by its major telephone company customers during the January quarterly period. In the current fiscal year, January quarterly revenues reflected this anticipated seasonal impact as net sales declined approximately 15% (adjusted for the impact of copper cost pass through) as compared to the preceding fiscal quarter ended October 31, 1995. The Company expects Superior's revenues in the fourth quarter of fiscal 1996 (ended April
30) to increase to a level commensurate with the October 31, 1995 fiscal quarter.

    Adience's net sales for the January 1996 quarter were $28.3 million, or 16% higher than January 1995 quarterly pro forma net sales of $24.4 million. For the January 1996 nine month period, Adience's net sales were $85.0 million, representing an increase of more than 13% over pro forma net sales of $74.9 million for the January 1995 nine month period. Approximately $3.0 million and $5.0 million, respectively, of Adience's increased sales during the January 1996 three month and nine month periods was attributable to increased activities in Adience's contracting services for rebuilding coke ovens. The remainder of the comparative increase during the January 1996 fiscal periods resulted from generally higher levels of sales (comparative increases year-to-date of 5%-15%) in each of Adience's four other operating divisions.

    DNE's net sales for the January 1996 quarter were $6.7 million as compared to $7.8 million in the January 1995 quarterly period. DNE's net sales for the January 1996 nine month period were $18.1 million as compared to $21.9 million for the January 1995 nine month period. The comparative reduction in net sales for both the three month and nine month periods of 1996 was due primarily to the substantial completion during the year ended April 30, 1995 of a major contract with NASA for the manufacture of hardware interface modules. The NASA contract contributed revenues of $2.3 million and $5.6 million for the three month and nine month periods of fiscal 1995. Partially offsetting this revenue reduction was a comparative increase in revenues from DNE's commercial contract manufacturing activities of $1.5 million and $2.3 million for the 1996 three month and nine month periods, respectively.

    HISTORICAL BASIS

    On an historical basis, Alpine's comparative net sales grew from $45.9 million in the January 1995 quarter to $119.5 million in the January 1996 quarter, an increase of $73.6 million. For the nine month period, net sales increased $258.8 million to $384.5 million for the nine months ended January 31, 1996. The comparative increase in net sales for the 1996 three month and nine month periods was primarily attributable to the inclusion of the results of operations of Adience and the Alcatel Business during substantially all of fiscal 1996 and the increase in selling prices for Superior's telecommunications wire and cable products during the January 1996 fiscal periods, offset somewhat by the aforementioned reduction in DNE's net sales.

GROSS PROFIT

    PRO FORMA BASIS

    Gross profit for the January 31, 1996 fiscal quarter was $15.7 million, representing an increase of $4.4 million (or 39%) over the January 1995 quarterly pro forma gross profit of $11.3 million. The gross margin percentage increased to 13.1% for the January 1996 quarterly period as compared to

10.4% (on a pro forma basis) for the January 1995 quarter. For the nine month period ended January 31, 1996, pro forma gross profit was $49.2 million, or 28% higher than the pro forma gross profit of $38.5 million recorded in the January 1995 nine month period. The pro forma gross margin increased from 11.4% in the January 1995 nine month period to 12.5% in the January 1996 nine month period.

    On an industry segment basis, Superior's gross margin increased during each quarter of fiscal 1996, and reflected a substantial increase over the pro forma gross margin in the comparative periods of fiscal 1995. During the January 1996 fiscal quarter, Superior's gross margin was 10.6%, as compared to a gross margin of 8.9% and 8.4% for the two preceding quarters of fiscal 1996, ended October 31 and July 31, 1995, respectively. Superior's gross margin for the January 1996 quarterly and nine month periods of 10.6% and 9.2% also compares favorably to the pro forma gross margin of 7.1% and 7.7% (7.2% if adjusted for the pass through of higher copper costs) for the three month and nine month periods ended January 1995. The increase in Superior's comparative pro forma gross margin for the three month and nine month periods ended January 1996, as well as the increase in gross margin for the January 1996 quarter as compared to the October 1995 and July 1995 quarters, resulted principally from the impact of price increases instituted on a majority of Superior's long-term customer agreements, which price increases are being phased in over varying periods through February 1996. In addition, higher production volumes associated with increased product demand has resulted in improved absorption of fixed costs during the 1996 fiscal periods.

    Adience's gross margin was 17.0% for the January 1996 quarter as compared to 15.2% for the January 1995 quarter. For the nine month period, Adience's gross margin increased from 17.9% in the January 1995 period to 20.1% in the January 1996 period. The comparative pro forma gross margin improvement in fiscal 1996 was due primarily to the elimination of unprofitable product lines and manufacturer cost reductions in Adience's specialty block division, and a proportional increase in revenues from Adience's coke oven rebuilding division which generates higher gross margins as compared to Adience's other divisions.

    DNE's gross margin of 28.7% and 29.7% for the January 1996 three month and nine month periods, respectively, was comparable to DNE's 1995 gross margin of 27.2% and 29.1%, respectively.

    HISTORICAL BASIS

    On an historical basis, gross profit increased from $6.4 million during the January 1995 quarter to $15.7 million during the January 1996 quarter, representing an increase of $9.3 million, or 145%. During this same period, the gross margin declined from 13.8% to 13.1%. For the nine month period ended January, the gross profit in fiscal 1996 of $48.6 million represented an increase of approximately $31.3 million over the fiscal 1995 gross profit of $17.3 million. The gross margin for this same period declined from 13.8% to 12.6%. The comparative increase in gross profit during the three month and nine month periods of 1996 was directly attributable to the inclusion of the Alcatel Business and Adience during substantially all of the fiscal 1996 periods. Similarly, the decline in gross margin was due to the inclusion of these acquired operations which operate in relatively lower gross margin markets as compared to DNE. In addition, the gross margin in the 1996 fiscal periods was impacted by the aforementioned pass-through of higher copper costs, which incrementally increases net sales but does not impact gross profit, resulting in lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES ("SG&A EXPENSES")

    PRO FORMA BASIS

    SG&A expenses increased by 11% to $8.6 million for the quarter ended January 31, 1996 as compared to pro forma SG&A expenses of $7.8 million for the quarter ended January 31, 1995. For the January 1996 nine month period, pro forma SG&A expenses were $24.7 million, representing an increase of 5.5% over 1995 nine month pro forma SG&A expenses of $23.4 million. The major components of the comparative change in pro forma SG&A expenses included the following: (1) a comparative increase at Superior of $598,000 and $1.2 million for the three month and nine month periods, respectively, representing primarily transitional data processing charges associated with the

Alcatel Acquisition and higher sales and marketing expenses associated with Superior's increased revenues in fiscal 1996; (2) a comparative reduction at Adience for the three month and nine month periods of $379,000 and $1.0 million, respectively, due primarily to a reduction in corporate staffing and related expenses; and (3) a comparative increase in corporate expenses of $813,000 and $1.6 million for the three month and nine month periods, respectively, related to recent transactional activities commensurate with the growth in consolidated operations.

    HISTORICAL BASIS

    On an historical basis, SG&A expenses increased from $5.1 million in the January 1995 quarter to $8.6 million in the January 1996 quarter. For the nine month period, SG&A expenses increased from $12.3 million in the January 1995 period to $24.7 million in the January 1996 period. The principal cause of the comparative increase in SG&A expenses for the January three month and nine month periods was the inclusion of SG&A expenses for Adience's operations for the entire fiscal 1996 periods, as well as increases at Superior and corporate, reflecting Superior's acquisition of Alcatel and the growth in its operations, and the overall increase in corporate activities.

OPERATING INCOME

    PRO FORMA BASIS

    On a pro forma basis, comparative operating income for the January 1996 quarter increased $3.5 million, or 125%, from $2.9 million during the January 1995 quarter to $6.4 million during the January 1996 quarter. For the nine month period, pro forma operating income increased 73% from $13.0 million during the January 1995 nine month period to $22.4 million during the January 1996 nine month period.

    On an industry segment basis, Superior's comparative pro forma operating income reflected an increase of $2.9 million (82%) for the January 1996 three month period and $6.9 million (53%) for the January 1996 nine month period. Such increases were due to higher sales and higher gross margins (particularly during the third fiscal quarter of 1996), offset somewhat by higher SG&A expenses.

    Adience's comparative pro forma operating results improved from an operating loss of $484,000 in the January 1995 quarter to $975,000 of operating income in the January 1996 quarter (an improvement of $1.5 million). For the January nine month period, Adience's pro forma operating income increased from $686,000 in 1995 to $5.4 million in 1996 (an increase of $4.7 million). Adience's improved operating profit was attributable to higher sales, cost and overhead reductions, and elimination of unprofitable product lines.

    DNE's operating income in the January 1996 quarter was comparable to operating income in the January 1995 quarter. However, for the nine month period DNE's operating income declined by $530,000.

    The aggregate increase in comparative pro forma operating income at Alpine's operating subsidiaries for the January 1996 three month period of $4.4 million (an increase of 120%) and for the January 1996 nine month period of $11.0 million (an increase of 73%) was partially offset by a comparative increase in corporate expenses of $813,000 and $1.6 million for the January 1996 three month and nine month periods, respectively.

    HISTORICAL BASIS

    On an historical basis, operating income increased from $840,000 for the January 1995 quarter to $6.4 million for the January 1996 quarter, an increase of $5.6 million. For the nine month period ended January 1996, comparative operating income increased by $17.8 million to $21.9 million. The comparative increase in operating income for the three month and nine month periods of 1996 was attributable to the inclusion of the operations of the Alcatel Business and of Adience's operations in 1996 along with price increases in the wire and cable operations, offset by a comparative reduction at DNE and a comparative increase in corporate expenses.

NET INTEREST EXPENSE

    During the January 1996 quarter Alpine incurred interest expense of $6.8 million as compared to interest expense of $2.2 million in the January 1995 quarter. For the nine month period ended January 1996, interest expense was $20.6 million as compared to $4.2 million for the 1995 January nine month period. The increase in interest expense for the three month and nine month periods of 1996 was due primarily to interest cost associated with debt assumed in the Adience Acquisition and debt incurred in connection with the Alcatel Acquisition. During the January 1996 fiscal three month and nine month periods, Alpine recognized interest income of $832,000 and $1.9 million, respectively, which represented investment and interest income generated from the Company's investment in cash equivalents and marketable securities. The Company did not realize any significant interest income during the comparable periods of fiscal 1995.

    As described in Note 7, on July 21, 1995, Alpine refinanced a substantial portion of its debt by the placement of $153 million of Senior Secured Notes due 2003 (net proceeds after discount, commissions and expenses amounted to $135 million) and by entering into an $85 million revolving credit facility (of which $59.2 million was drawn at January 31, 1996). Management believes that the refinancing, if reflected on a pro forma basis, would not have had a material impact on net interest expense in the current fiscal year.

INCOME TAX EXPENSE

    The Company did not incur any federal income tax expense for the January 1996 or 1995 fiscal periods. However, the Company did incur state income tax expense and foreign tax expense (subject to the potential future benefit of foreign tax credits) during such periods with such amounts reflected as income tax expense.

DISCONTINUED OPERATIONS

    As described in Note 6 to the Condensed Consolidated Financial Statements, during the quarter ended July 31, 1995 the Company completed the merger of IDT (a subsidiary of Adience) with its Alpine PolyVision, Inc. ("APV") and Posterloid subsidiaries. Further, on June 14, 1995, the Company distributed a substantial majority of its common equity ownership in the merged company ("PolyVision Corp.") to its stockholders, resulting in the Company's investment in the common stock of PolyVision Corp. being less than 20%. As a result of the distribution, the operations of APV and Posterloid have been reported as discontinued operations.

    Loss from discontinued operations for the nine month period ended January 31, 1996 amounted to $2.2 million which included, among other things, a one-time $1.6 million charge related to certain contractual employee termination matters associated with the aforementioned distribution of PolyVision Corp. For the nine month period ended January 31, 1995, loss from discontinued operations amounted to $4.9 million. Such charges in 1995 included the accrual of operating losses expected to be incurred by APV and Posterloid from January 31, 1995 to the anticipated date of the PolyVision Corp. distribution.

EXTRAORDINARY LOSS

    During the nine months ended January 31, 1996, the Company incurred an extraordinary loss from the extinguishment of debt of $5.1 million offset by an extraordinary gain of $324,000. The extraordinary loss related primarily to the write-off of unamortized deferred loan fees associated with debt that was repaid in conjunction with the refinancing described in Note 7 to the Condensed Consolidated Financial Statements. The extraordinary gain reflected the discounted redemption in August 1995 of a $2.5 million subordinated note payable.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 31, 1996 Alpine generated $26.2 million in cash flow from continuing operating activities, approximately $12.1 million of which represented reductions in net working capital deployed, including a $9.5 million reduction in accounts receivable. Partially offsetting cash flow from continuing operating activities was $1.3 million of cash used for discontinued operations. Cash used for investing activities of $121.7 million included $103.4 million used in connection with the Alcatel Acquisition, $5.5 million invested in marketable securities, $5.2 million loaned to PolyVision Corp., $3.9 million related to the BICC capital asset purchase and $5.5 million in other capital expenditures. Cash provided by financing activities of $84.3 million included net borrowings from the sale of the Alcatel Acquisition Notes and the refinancing of a significant portion of Alpine's debt (both of which are more fully described below), partially offset by $13.7 million in capitalized financing costs related to the Alcatel Acquisition Notes and the aforementioned refinancing, and $2.0 million used for open market repurchases of Alpine common stock.

    During the current fiscal year, Alpine completed the Alcatel Acquisition, consummated a refinancing of a significant portion of its debt, and completed the spin-off of a substantial portion of its ownership in PolyVision Corp. These transactions have had a material impact on Alpine's financial condition and liquidity.

    The Alcatel Acquisition was completed on May 11, 1995, and included a purchase price of $103.4 million which was paid in cash and was financed by the issuance of the $140 million Alcatel Acquisition Notes, due in 1997 (see Notes 5 and 7 to the Condensed Consolidated Financial Statements).

    On July 21, 1995, Alpine completed a refinancing which included the placement of $153 million principal amount of Senior Secured Notes ("Senior Notes") (net proceeds after discount and expenses amounted to $135 million) due in 2003. The Company also entered into an $85.0 million revolving credit facility ("Credit Facility") of which $59.2 million was outstanding at January 31, 1996. Proceeds from the Senior Notes and the Credit Facility along with a portion of cash reserves were used (1) to redeem the Alcatel Acquisition Notes,
(2) to redeem at a discount $44.8 million in face amount of Adience's 11% Senior Notes, (3) to repay $30.9 million in short-term borrowings, and (4) to redeem, repay, or reduce other outstanding indebtedness of Alpine. At January 31, 1996, Alpine's capital structure included $220.5 million of long-term debt (including current maturities of $1.8 million) and stockholders' equity of $48.9 million (including $11.8 million of convertible preferred stock). At January 31, 1996, Alpine did not have any short-term borrowings.

    With respect to debt maturities, the refinancing eliminated $30.9 million of short-term borrowings due within the next 12 months and redeemed entirely the Alcatel Acquisition Notes which were due in 1997. This debt was replaced with the Senior Notes and the Credit Facility, neither of which have any principal payment requirements until their respective maturities (2000 with respect to the Credit Facility and 2003 with respect to the Senior Notes). Debt remaining after the refinancing, other than the Senior Notes and the Credit Facility amounted to $20.6 million at January 31, 1996, with required principal payments in the next 12 months of $1.8 million and aggregate required principal payments over the next 5 years of $6.1 million.

    Alpine believes the aforementioned refinancing has had a positive impact on its financial condition and liquidity by substantially lengthening the maturities on its debt while creating liquidity through funds availability under its Credit Facility.

    With respect to liquidity, Alpine currently has excess consolidated availability under its Credit Facility (based on eligible accounts receivable and inventory) of approximately $16.2 million as of February 29, 1996 which, when combined with cash and marketable securities, results in total current cash and credit availability of approximately $26.3 million. While the Credit Facility does include sublimit restrictions on outstanding borrowings allocated to Alpine's principal subsidiaries (Superior, Adience, and DNE), such sublimits are not expected to negatively impact, over the next 12 months or in future years, the liquidity of Superior, Adience, or DNE. There are also no restrictions on utilizing borrowings under the Credit Facility to pay interest on the Senior Notes or any of the Company's other debt so long as the Company is in compliance with its related loan covenants.

    With respect to commitments, the Company projects that cash interest expense over the next 12 months will approximate $24-$25 million which, when combined with principal repayment requirements, will result in total annual debt service requirements (principal and interest) of approximately $27 million. Further, the Company also expects to invest, on an annual recurring basis, approximately $6-$9 million in capital expenditures. Such recurring capital expenditure levels exclude the December 1, 1995 acquisition by Superior of certain capital equipment in conjunction with an asset purchase of BICC Phillips, Inc.'s Canadian copper telecommunications wire and cable business. The purchase price for this capital equipment amounted to approximately $4.0 million and will replace approximately $1.0 million in planned capital expenditures. Accordingly, the Company expects its total capital commitments and debt service requirements over the next 12 months to approximate $32-$35 million.

    The Company intends to fund its capital expenditure and debt service commitments from funds generated from operations. The Company has experienced a significant growth in its operating cash flow during fiscal 1996 due to (1) the impact of the Alcatel Acquisition, (2) improvements in Adience's operating results, and (3) subject to certain commitments discussed below, the elimination of the negative cash flow impact of funding development expenses associated with the Company's APV activities which was included in the aforementioned PolyVision Spin-Off. During the nine month period ended January 31, 1996, the Company generated earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $31.5 million ($32.1 million on a pro forma basis, assuming the Alcatel Acquisition occurred as of May 1, 1995). At this level of operations, which includes Superior's typical seasonal slowdown period of December and January, the Company would expect to generate in excess of $40 million of EBITDA in each of fiscal 1996 and 1997.

    Since the Company does not expect to incur any material income tax expense over the next twelve months due to its level of noncash charges and existing tax loss carryforwards, substantially all of the EBITDA generated should be available to service the aforementioned capital expenditures and debt service commitments. Accordingly, the Company expects to be able to fund all of its anticipated operating commitments on an annual basis from internally generated cash flow without using existing cash reserves or excess availability under the Credit Facility, except to fund seasonal working capital fluctuations.

    In connection with the PolyVision Merger, Alpine entered into an arrangement pursuant to which Alpine agreed to lend to PolyVision Corp., from time to time prior to May 24, 1997, up to $5.0 million to be used by PolyVision Corp. to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a market rate. The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest from the net cash proceeds of any public or private equity offering or debt financing completed by PolyVision Corp. at any time prior to maturity. Alpine's obligation to lend such funds to PolyVision Corp. is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision Corp. As of January 31, 1996, Alpine had advanced approximately $2.8 million to PolyVision Corp. under this arrangement. In addition to the $5.0 million commitment, Alpine has also agreed to make advances to PolyVision Corp. under a short-term loan for working capital deficiencies in an amount not to exceed $2.5 million. This short-term loan is due in May 1996. As of January 31, 1996, $2.4 million was outstanding under this loan with remaining commitment for funding under these loans amounting to less than $2.5 million. The Company believes its existing cash and credit availability will be sufficient to fund this remaining commitment without materially affecting the Company's overall liquidity.

                          PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

    (a) None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

    EXHIBIT 27 -- FINANCIAL DATA SCHEDULE.

    EXHIBIT 28 -- Alpine is herewith filing as exhibits the following financial statements relating to Alpine's subsidiaries, Superior and Adience, each of the which has guaranteed Alpine's 12 1/2% Senior Secured Notes due 2003, and the stock of each of such subsidiaries has been pledged to secure such Notes:

    ADIENCE, INC.

    Unaudited Consolidated Financial Statements:

Consolidated balance sheets at January 31, 1996 and April 30, 1995 Consolidated statements of operations for the three months and nine months ended January 31, 1996 and 1995
Consolidated statement of shareholder's equity for the nine months ended
 January 31, 1996 and 1995
Consolidated statements of cash flows for the nine months ended January 31,
 1996 and 1995
Notes to consolidated financial statements

    SUPERIOR TELECOMMUNICATIONS INC. (FORMERLY SUPERIOR TELETEC INC.)

    Unaudited Consolidated Financial Statements:

Condensed consolidated balance sheets at January 29, 1995 and April 30,
 1995
Condensed statements of operations and retained earnings for the three months and nine months ended January 28, 1996 and January 29, 1995 Condensed consolidated statements of cash flows for the nine months ended
 January 28, 1996 and January 29, 1995
Notes to consolidated financial statements

    (b) Reports on Form 8-K.

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ALPINE GROUP, INC.

Date: March 15, 1996           By:             /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                              CHIEF FINANCIAL OFFICER