Form 10-K
period 1996-04-30
ALPINE GROUP INC /DE/
filed 1996-07-29
CIK 4164

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1996

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
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                        ON WHICH REGISTERED
- -------------------------------------------------------------------  -------------------------------
Common Stock, par value $.10 per share.............................      American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At July 23, 1996, the registrant had 18,281,516 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $69,047,777.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is a diversified industrial company principally engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, specialty refractory products for the iron and steel, aluminum and glass industries, and data communications and other electronic products for military and commercial applications. Alpine has positioned itself as a major participant in these industries through a series of strategic acquisitions. Alpine entered the copper telecommunications wire and cable industry with the acquisition (the "Superior Acquisition") in 1993 of Superior Telecommunications Inc. ("Superior"), formerly Superior TeleTec Inc. On May 11, 1995, Alpine became one of the two largest North American manufacturers of copper telecommunications wire and cable products with the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper telecommunications wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"). In November 1995, Alpine acquired (the "BICC Asset Acquisition") the assets of BICC Philips, Inc.'s Canadian copper telecommunications wire and cable business (the "BICC Assets"). In December 1994, Alpine acquired (the "Adience Acquisition") Adience, Inc. ("Adience"), one of the largest domestic manufacturers and installers of specialty refractory products. Alpine entered the data communications and electronics industry with its acquisition of DNE Technologies, Inc. ("DNE") in February 1992. See Note 6 to Alpine's consolidated financial statements.

    TELECOMMUNICATIONS WIRE AND CABLE. Superior is a leading manufacturer of copper telecommunications wire and cable products for the local loop segment of the telecommunications network. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switch or central office. Copper telecommunications wire and cable is the most widely used medium for transmission in the local loop, which comprises approximately 160 million residential and business access lines in the United States.

    Superior manufactures a wide variety of copper telecommunications wire and cable products, ranging in size from a single twisted pair wire to a 4,200 pair cable, including hybrid cable products such as coaxial/copper wire and optical fiber/copper wire combinations. These products are variously configured for aerial and underground use in the local loop. Superior has also developed high speed data communication copper wire products, including unshielded twisted pair ("UTP") wire for on-premise applications, such as in computer networks. Superior's products are sold primarily to the regional Bell operating companies ("RBOCs") and the three major independent telephone companies under multi-year supply arrangements.

    Superior has led a recent consolidation in the copper telecommunications wire and cable industry by acquiring the Alcatel Business and the BICC Assets. Through these acquisitions, Superior increased its annual production capacity from 28 billion conductor feet ("bcf") in one plant to an aggregate of 92 bcf in four geographically disbursed plants. Due to further industry-wide consolidation, total industry capacity has been reduced, the number of manufacturers has declined and the size of the remaining manufacturers has increased. As a result of this and other factors, Superior has become a key supplier to certain of the RBOCs and believes that it will continue to be able to compete effectively as the RBOCs consolidate their vendor base and seek to stabilize their sources of supply. In addition, the consolidation and increased demand have led to a recent improvement in the pricing environment for Superior's products.

    REFRACTORIES. Adience is one of the largest U.S. manufacturers and installers of specialty refractory products, which are used primarily by the iron and steel industry. Specialty refractory products are consumable materials used as insulation on surfaces exposed to high temperatures such as those generated by molten metals. Over the past year, Adience has provided refractory products and services to every integrated steel producer in the United States and Canada, and Adience believes that it is the only major U.S. manufacturer that provides a full range of refractory products and installation services to the iron and steel industry. Adience also manufactures specialty refractory products for use in the production of aluminum and glass and is one of the few rebuilders of coke ovens in the United States.

    DATA COMMUNICATIONS AND ELECTRONICS. DNE designs and fabricates data communications equipment, integrated access devices and other electronic products. DNE is a supplier to the U.S. defense industry of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electrical controllers, various sensors and refueling amplifiers. DNE has reduced its dependence on the defense market in recent years, primarily through the development of contract subsystem manufacturing services for commercial and (non-defense) governmental customers.

    Although  the  copper  telecommunications  wire  and  cable  and  refractory products industries are mature, Alpine believes that ongoing alignment of productive capacity with market demand, technological developments that have enhanced the bandwidth capacity of the existing copper wire and cable telecommunications infrastructure, industry consolidation and Alpine's emphasis on new, higher margin products will strengthen Alpine's profitability, cash flow and competitive position. Alpine's strategy in the telecommunications products business is to: (1) respond to the current and changing needs of its customers' communications networks and continue to expand its business in the local loop by continuing to develop, manufacture and sell a full line of copper wire and cable products; (2) expand its product lines to include transmission media such as data cable, including UTP products, and hybrid coaxial/copper wire and fiber/copper products; (3) take advantage of strategic acquisition opportunities in data cable, the local loop and its other markets; and (4) expand its international business through increased export sales and the establishment of joint ventures or similar arrangements and otherwise increase its presence in international markets. Alpine's strategy in the data communications and electronics business is to expand its data communications products business by developing commercial versions of its integrated access devices, which could potentially require a significant investment of capital, and marketing such products to the telecommunications industry, including Alpine's telecommunications wire and cable customers. Alpine's strategy in the refractories business is to expand the types of products and services that it supplies to its existing customers; and expand its marketing efforts in order to sell its products to new domestic and foreign customers.

    Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

TELECOMMUNICATIONS WIRE AND CABLE BUSINESS

COPPER TELECOMMUNICATIONS WIRE AND CABLE INDUSTRY

    The telephone network in the United States is comprised of three major components: the distribution or local loop portion, the trunking portion and the long distance portion. The local loop portion of the telephone network is comprised of (i) the connection between a home or business and the nearest telephone pole or other outside location and (ii) the connection between the telephone pole or outside location and the nearest telephone company switch, either at the telephone company's central office or at a remote location. The trunking portion of the network connects telephone central offices and remote switch locations to each other and provides some intercity connections, while the long distance portion of the telephone network also provides the interconnection between cities. The following diagram represents the use of copper wire and cable within the typical telephone network architecture.

    Page 3 contains a diagram of the United States telecommunications infrastructure, including the composition of the distribution, feeder, intercity trunking and interoffice trunking cables between telephone company central offices, remote digital switches, office buildings and private residences.

    Copper telecommunications wire and cable is the most widely used medium for transmission in the local loop, which currently comprises approximately 160 million residential and business access lines in the United States. The installed base of copper wire and cable in the local loop represents an investment of over $150 billion that must be maintained by the RBOCs and other local telephone companies. Although other media, such as optical fiber cable, is used for trunk lines between central offices, local loop lines continue to be copper-based. Local loop lines are continually maintained and replaced, providing a steady demand for copper wire and cable.

    The copper telecommunications wire and cable industry manufactures a variety of cable products, which are used in burial or aerial applications, predominantly in the local loop. The industry also manufactures several types of copper telecommunications wire products, including: (i) outside service wire, which is also referred to as telephone distribution wire, used in direct burial or aerial applications mainly to connect a home or business to the nearest telephone pole or other outside location and (ii) inside or premise wire used within a building to connect various telephone devices to the telephone network.

    The basic unit of virtually all copper telecommunications wires and cables is the "twisted pair," a pair of insulated wires twisted around each other. Both wires in the pair are used to complete the telephone connection. Twisted pairs are bundled together to form telephone wires and cables. The basic unit of measure for copper wire and cable is in billions of conductor feet (bcf), which is calculated by measuring the length of each insulated wire in a twisted pair.

    Based on data published by the U.S. Department of Commerce, Superior estimates that domestic production of copper telephone cable and outside service wire was $1.1 billion in 1993. A substantial majority of the copper telephone cable and outside service wire sold in the United States is purchased by the RBOCs and other domestic telephone companies. An estimated 5% to 10% of industry sales are in the export markets. Small amounts of these products are sold to the military, other government agencies, construction companies and in the homeowner market. It is estimated that the seven RBOCs (Ameritech Corporation, Bell Atlantic Corporation, BellSouth Corporation, NYNEX Corporation, Pacific Telesis Group, SBC Communications, Inc. (formerly Southwestern Bell) and U.S. West, Inc.) purchase approximately 60% of the copper telephone cable and outside service wire purchased by U.S. telephone companies, while three major independent telephone holding companies (Alltel Corporation, GTE Corporation and Sprint Corporation) purchase an additional 25%, and over 1,200 small local telephone operating companies purchase the remainder.

    Demand for copper telecommunications wire and cable is dependent on several factors, including the rate at which new lines are installed in homes and businesses ("access lines"); the level of spending for highways, bridges and other parts of the infrastructure, which often necessitates installation of new telephone cables; and the level of general maintenance spending by telephone companies. The installation of new access lines is in turn dependent on the level of new construction and, increasingly in recent years, on demand for second telephone lines and lines dedicated to facsimile machines and computer modems, which are used for, among other purposes, business communications and access to the Internet.

    Alpine believes that copper will continue to be the transmission medium of choice in the local loop due to factors such as: the significant investment in the installed base of copper cable in the local loop which must be maintained by the RBOCs and other local telephone companies; the significantly lower installation and maintenance costs of copper compared to optical fiber and other media; technological advancements that expand the bandwidth of the installed local loop copper network, such as integrated services digital network, high-bit-rate digital subscriber line and asymmetric digital subscriber line, which allow the continued use of copper as the transmission medium for the new voice, data, video and multi-media uses demanded by customers; and the increasing demand for new services, which, because of technological advances, can be supported by a copper-based local loop.

    The commercial development of fiber optics has had and is expected to continue to have an effect on Superior's copper telecommunications wire and cable business. Optical fiber technology has had a major impact on certain components of the telecommunications network where its utilization is cost-effective, particularly in trunk lines and the long distance network. To a lesser degree, optical fiber cable has been deployed in certain high-density feeder applications between telephone company central offices or remote locations and major distribution points, which has further reduced the total market for products manufactured by Superior. In the local loop portion of the telecommunications network, however, copper wire has remained the most widely used medium for transmission. Telephone companies are evaluating (and in certain cases installing on a test basis) alternative technologies for providing video entertainment or other new services, including coaxial and optical fiber cable. Superior believes, however, that the great majority of businesses and homes in America will continue to be connected with the telecommunications infrastructure via a copper-based local loop. Nevertheless, because the telecommunications industry is undergoing rapid and intense technological change, it is not possible at this time to predict the impact that these developments may have on the total demand for copper wire in the local loop. A relatively small decline in the level of purchases of telecommunications wire and cable by the RBOCs and other telephone companies could have a disproportionately adverse effect on the copper telecommunications wire and cable industry, including Superior.

    Wireless technologies such as microwave, satellite and cellular transmission have had, and will continue to have, an impact on the market for copper telecommunications wire and cable telecommunications products. In addition, there can be no assurance that other, newly-developed technologies will not have an adverse impact on the market for copper telecommunications wire and cable products.

SUPERIOR'S COPPER WIRE AND CABLE PRODUCTS

    Superior manufactures a wide variety of copper telecommunications wire and cable products. Cable is the transmission medium in the part of the local loop from a local telephone company's central office to a local switch and from the switch to a connection adjacent to a home or business location (either at a telephone pole or another outside location such as a pedestal). Wire is the transmission medium that runs from the telephone pole or other outside location adjacent to a home or business to the end user's access device, and may be either outside or on-premises. Alpine's products include cable, outside wire and premises wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for aerial and underground use in the local loop and for on-premise applications.

    The basic unit of virtually all copper telecommunications wires and cables is the "twisted pair," a pair of insulated wires twisted around each other. Both wires in the pair are used to complete the telecommunications connection. Twisted pairs are bundled together to form telecommunications wires and cables. The basic unit of measure for copper wires and cable is in billions of conductor feet (bcf), which is calculated by measuring the length of each wire in a twisted pair.

    Superior's copper telecommunications cable products range in size and are differentiated by design variations depending on where the cable is to be installed. Cable products used for direct underground burial are designed to be water-resistant and are filled with compounds to prevent moisture from getting into the cable structure. The individual copper wires in these cables utilize either a solid polyethylene or polypropylene insulation or cellular polyethylene covered with a solid polyethylene skin. Cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with solid polyethylene insulation and no filling compound. The copper telecommunications cable products normally have metallic shields for electrical and mechanical protection and electromagnetic shielding of the copper wires, as well as an outer polyethylene jacket.

    Superior's outside service wire products range in size from a single twisted pair to a six-pair product. Similar to copper cable products, outside service wire products are designed for both direct burial and aerial applications and are also manufactured in a variety of designs, including a number of different metallic shield configurations and several different jacketing materials.

    Superior's copper telecommunications wire for interior use, or premises wire, generally range in size from a single twisted pair to a four-pair product. Premises wire is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and, in commercial buildings, to establish Local Area Network's ("LAN's"). All of Alpine's premises wire has been listed by Underwriters' Laboratories, which is required by most local building codes.

    An important element of Superior's strategy in the telecommunications wire and cable business is to expand into performance-enhanced copper-based wire products that provide opportunities for higher growth and higher margins than Superior's current product lines. As described below, Superior has introduced and is in the process of introducing a number of new products in this regard.

    In fiscal 1995, Superior introduced a line of UTP copper wire products designed for high-speed data transmission across private networks. Superior believes that UTP, which was first introduced into the market in the early 1990s as an alternative to optical fiber, has become the medium of choice for private data network communications due to its (i) significant installation and maintenance cost advantages over optical fiber cable and (ii) its performance capabilities, which are sufficient to address a substantial portion of the market for private data networks requiring high-speed transmission rates.
Superior's sales of UTP products, which have been limited due to a lack of availability of teflon, a component of UTP products, were $4.5 million in fiscal 1996.

    Superior also has recently developed or is in the process of developing a number of other new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or optical fiber cable for outside service or on-premise use, (ii) aerial drop non-metallic support products, which utilize fiberglass yarn and twisted-pair copper wires for outside service use and (iii) riser products, which are copper wires used inside high-rise buildings or telephone central offices for LAN-based vertical connections.

MARKETING AND DISTRIBUTION

    During fiscal 1996, 90.0% of Superior's net sales were to the RBOCs and major U.S. independent telephone companies, 1.0% were made outside the United States and Canada and the remaining 9.0% were made to other telephone companies in the United States and Canada, construction companies and others.

    Superior sells to the RBOCs and other major independent telephone companies on a direct basis through a sales force of five salespersons. The remainder of Superior's products are sold through distributors, original equipment manufacturers and sales representatives and agents, including sales representatives in South America. Alpine believes that there will be opportunities for international expansion of its wire and cable business, either through export sales and the establishment of joint ventures or similar arrangements.

    Superior's sales to telephone companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Superior supply certain of the customer's wire or cable needs as the primary supplier during the term of the agreement. Prior to awarding a contract, customers forecast their needs and manufacturers such as Superior bid and quote prices based upon the forecasted order amount, although customers are not obligated to purchase the forecasted amount or any minimum amount. Superior currently has multi-year agreements with respect to certain of its wire and cable products with six of the seven RBOCs and with the three major independent telephone companies. For fiscal 1996, sales to BellSouth Corporation, North Supply Corporation (Sprint), GTE Corporation, SBC Communications, Inc. and NYNEX Corporation accounted for 21.5%, 17.2%, 16.1%, 12.8% and 12.5% of Superior's net sales of wire and cable products, respectively. No other single customer accounted for more than 10% of Superior's wire and cable sales. Additionally, as is customary in the industry, Superior's sales to customers other than large telephone companies are primarily on the "spot" market on the basis of short-term purchase orders. In recent years these sales have declined as a proportion of total sales.

MANUFACTURING PROCESS AND QUALITY CONTROL

    Copper rod is the base component for most of Superior's wire and cable products. The manufacturing processes for these products require that the copper rod be drawn and insulated. Superior purchases copper rod of 5/16" diameter from third-party suppliers. Superior then "draws" the wire to one of four American wire gauges ("AWGs"). Wire drawing is the process of reducing the conductor diameter by pulling the copper rod through a converging die until the specified AWG is attained. Since the reduction is limited by the breaking strength of the conductor, this operation is repeated several times internally within the machine. As the wire becomes smaller, less pulling force is required. Therefore, machines operating in specific size ranges are required. Take-up containers or spools are generally large, allowing one person to operate several machines. Individual copper wires are then typically insulated with plastic compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it in final form as it is applied to insulate the wire. Superior uses five primary types of insulating material compounds; high density polyethylene, high density cellular polyethylene foam, flame retardant polyethylene, fluoropolymers and polyvinyl chloride. Superior purchases these insulating compounds from a variety of suppliers.

    Superior's products also require that the insulated wire be "twisted" so that two insulated single conductors are combined to create a twisted pair. Superior's products are often "cabled" or "stranded" so that multiple twisted pairs of insulated wires are combined to form larger units of multiple pair cables. Typically, cabling or stranding is done only on large (e.g., 25 or more) numbers of pairs. Smaller numbers of pairs (e.g., fewer than 25) are not cabled, but are sent directly for jacketing.

    Once insulated, Superior's copper wire and cable products are "jacketed" or covered through the application of filling, flooding and shielding compounds to the insulated wire. Products to be installed underground are protected by metallic shielding (e.g., aluminum and steel) for electrical and mechanical isolation and by plastic compounds of polyvinyl chloride or polyethylene for protection against water and other sources of corrosion and interference. After the wire and cable products are fabricated, they are packaged and shipped either directly to customers or to distributors.

RAW MATERIALS

    The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel and plastics such as polyethylene and polyvinyl chloride. These raw materials are available from several sources and Superior has not experienced any shortages in the recent past.

    The cost of copper, the most significant raw material used by Superior in its wire and cable business, has been subject to considerable volatility over the past several years. However, this volatility has not had, nor is it expected to have, an impact on Superior's profitability due to customers' contractual arrangements that provide for the pass-through of changes in copper costs through price revisions. Nevertheless, sharp increases in the price of copper can reduce demand if telephone companies decide to defer their purchases of copper telecommunications wire and cable products until copper prices decline.

    The production of UTP products is dependent upon teflon, which is currently manufactured by only two producers and is in short supply. As a result, Alpine is currently evaluating alternative production methods in order to increase the quantity of production per pound of teflon or to eliminate its requirement. Until this is resolved or the supply of teflon increases, Alpine will have to limit its production of UTP products. From time to time, particular plastics have been difficult to obtain, but in recent years none of these shortages has required Superior to limit production. The inability of Superior to obtain sufficient quantities of raw materials could adversely affect its operating results.

FOREIGN SALES

    Superior's copper wire and cable business has a plant in Winnipeg, Manitoba that supplies both the Canadian and U.S. markets. Superior's fiscal 1996 copper wire and cable sales to customers outside the United States and Canada were $3.3 million, or 0.9% of copper wire and cable sales, of which the majority were in Latin America.

COMPETITION

    The copper telecommunications wire and cable business is very competitive. Superior has three major domestic competitors in the copper telecommunications wire and cable business: Cable Systems International, Inc., General Cable Corporation, a subsidiary of Wassall, plc; and Essex Group Incorporated, a subsidiary of BCP/Essex Holding, Inc. Competition in this market is based on price, service and quality. Because several RBOCs have adopted policies of limiting the number of their suppliers and requiring that these suppliers provide additional services, the degree of competition based on service is increasing.

DATA COMMUNICATIONS AND ELECTRONICS

PRODUCTS

    DNE designs and manufactures data communications equipment, integrated access devices and electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and refueling amplifiers.

    DNE's strategy in this area is to expand its data communications products business by developing commercial versions of its integrated access devices, which could potentially require a significant investment of capital, and by marketing such products to the telecommunications industry, including Alpine's telecommunications wire and cable customers. DNE has developed and begun marketing a data and voice multiplexer product for the commercial market.

    DNE has reduced its dependence on the defense market in recent years primarily by taking advantage of opportunities to manufacture equipment on a contract basis. DNE provides contract manufacturing services for subassembly equipment to approximately five original equipment manufacturers in the technology industry and NASA. DNE expects to add additional commercial customers in the future and to expand its contract manufacturing services business provided to its existing commercial customers. Sales to NASA are not expected after the current contract expires in fiscal 1997. In fiscal 1996, DNE's sales to customers other than the departments of the U.S. government accounted for 36.0% of sales, compared to 42.0% of sales in fiscal 1995.

REFRACTORY PRODUCTS AND SERVICES

GENERAL

    Adience is one of the largest manufacturers and installers of specialty refractory products in the United States. Refractory products are consumable materials used as insulation on surfaces exposed to high temperatures, such as those generated by molten metals. The manufacture, installation and maintenance of specialty refractory products to the iron and steel industry represented over 73% of Adience's fiscal 1996 net sales. Adience is also among the leading manufacturers in the United States of specialty refractory products for use in the production of glass and aluminum and is one of the few rebuilders of coke ovens in the United States.

REFRACTORY PRODUCTS AND SERVICES

    Adience manufactures a wide range of refractory products and specializes in producing refractory materials that are custom designed for specific industrial applications and customers. The principal products are monolithic (unformed) refractory materials, slide gates, bottom pour refractories and bricks and blocks. Adience also provides installation and maintenance services for its customers. Monolithic refractory materials are cement-like materials that are mixed with water on the customer's premises and applied to surfaces exposed to high temperatures. Slide gates and bottom pour refractories are pre-formed units that allow the discharge of molten metal from the bottom of the furnace, rather than from the top, resulting in reduced iron and steel impurities. Adience manufactures a wide range of bricks and blocks, which are used to line industrial furnaces. Because of the high temperatures involved in the manufacturing and movement of molten iron and other molten materials, the equipment employed in such processes must utilize linings made of refractory products, which deteriorate and must be repaired or replaced frequently. The largest customer for Adience's products and services is the iron and steel industry, followed by the glass, aluminum, cement and co-generation industries.

    Certain of Adience's refractory products are used to line furnaces, troughs, runways and other surfaces exposed to molten glass or the molten tin used in the float glass method of production. All of these products are manufactured according to customer specifications. In addition, certain of Adience's refractory products are distinguished by their resistance to corrosion. Corrosion resistance is particularly important in the glass industry where, unlike the steel industry, certain refractory products are designed to last for up to 10 years.

    The manufacturing process for specialty refractory products involves the mixing and, in some cases, the kiln firing of various raw materials, particularly fireclays and minerals such as bauxites and aluminas. Adience operates eight principal refractory plants located near major industrial centers in the United States and Canada. Adience designs its refractory products for specific applications and customer needs.

    Adience also provides a variety of services, primarily to its iron and steel customers: it installs refractory products manufactured by it and others; it provides on-site maintenance of refractory products; and it rebuilds coke ovens. The ability to react quickly to customer requests for products or installation and maintenance services is particularly important in the refractory industry because of the extremely high cost of manufacturing downtime in the iron and steel industry. Consequently, Adience maintains refractory service facilities located near its major customers in the United States and Canada. Each facility has the equipment and skilled staff required for the installation and maintenance of refractory products. Other personnel required for installation projects are hired on an as-needed basis from readily available local union labor pools and are employed by Adience only for the duration of each job.

    One of Adience's strategic initiatives in the refractories business is to extend sales of its refractory products and services into the steel making phase of the integrated iron and steel mills. Currently, Adience supplies its products and services primarily to the iron making and handling area of an integrated iron and steel mill. The steel ladle and continuous casting phases utilize substantially greater amounts of refractory products than Adience's traditional area of focus and therefore represent a potential area for growth. To strengthen Adience's leadership position in the monolithic refractory business, Adience is also emphasizing the use of shotcrete technology in the installation of its unformed refractory materials. This technology permits a lower cost and faster installation of monolithic refractory materials in applications previously dominated by brick refractories. Adience is developing robotic application equipment permitting the installation of refractories at higher temperatures than currently possible, thereby resulting in less facility downtime.

MARKETING AND DISTRIBUTION

    The iron and steel industry has historically been the major consumer of Adience's products and services. For fiscal 1995 and 1996, sales to the iron and steel industry accounted for 64% and 73%, respectively, of refractory product net sales. Other customers for Adience's specialty refractory materials are the glass, aluminum, cement and cogeneration industries. Adience also sells its refractory products to other refractory contractors and buys refractory products produced by other manufacturers in performing its contracting services.

    Within the iron and steel industry, Adience's principal customers have traditionally been the largest companies in the industry. USX-US Steel Group, Inc., Bethlehem Steel Corporation and LTV Steel Company, Inc. together accounted for approximately 31.0% and 33.6% of the net sales of this business segment for fiscal 1995 and 1996, respectively. USX-US Steel Group, Inc., alone accounted for 13.0% and 15.2% of this business segment's net sales during fiscal 1995 and 1996, respectively. Each of the other companies accounted for less than 10% of this business segment's net sales during such periods. Marketing of Adience's products and services is conducted by a sales force working out of 15 sales offices located in 8 states and Canada.

RAW MATERIALS

    In manufacturing its specialty refractory products, Adience uses more than 100 different raw materials which come from a variety of sources, the majority of which are obtained within the United States. Some of the more important raw materials are alumina, bauxite, silicon carbide, calcium aluminate cements and clays. The number of sources of supply varies with each raw material. Adience believes that it is not dependent in its manufacturing processes on any one source of supply.

FOREIGN SALES

    For the year ended April 30, 1996, foreign sales of refractory products totaled $16.7 million, or 14.7% of refractory product sales. Foreign sales of refractory products consisted primarily of sales by Adience's Canadian plant.

COMPETITION

    In the production of refractory materials, Adience competes with a number of companies, including North American Refractories Co., Harbison Walker, A.P. Green Industries, Inc., National Refractories Co. and Premier Refractories & Chemicals, Inc., some of which are larger than Adience.

    Adience's primary competitors in the installation of refractory products are in-house employees of iron and steel companies and also regional refractory service contractors which, unlike Adience, do not engage in the production of such materials. Other major refractory producers typically contract with these regional companies to install the product, or their customers install the products themselves. Competition is based primarily on service, price and product performance. Adience believes that its ability to produce, install and maintain its refractory products without dependence upon third parties strengthens its competitive position.

RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the telecommunications industry, Superior has focused its recent product development activities on performance enhanced copper-based wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that include copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is currently developing shielded twisted pair products and the retail packaging of certain of its products for on-premise use as well as extensions of its UTP products, such as patch cords for use in connecting Superior products within premises and 25-pair UTP cables for certain data transmission applications. Superior expects to explore new product development opportunities to meet the evolving needs of its customers.

    Constant revisions to industry processes and chemistries require changes in refractory products to meet customer demand. Adience maintains research and development facilities for improving existing refractory products and installation methods and developing new products for existing and new markets.

    In order to compete for contracts, DNE frequently invests its own funds on research and development in order to determine the financial and practical feasibility of manufacturing the products. DNE is currently in the process of developing a new multiplexer for secure communications for a U.S. government agency.

    Although Alpine currently holds certain trademarks, licenses and patents, none is considered to be material to its businesses.

    Alpine's research and development expense during fiscal 1994, 1995 and 1996 amounted to $1.2 million, $1.6 million, and $2.5 million, respectively.

EMPLOYEES

    As of April 30, 1996, Alpine employed 2,250 people, including 1,485 in the telecommunications wire and cable business, 560 in the refractories business, 193 in the data communications and electronics business and 12 at Alpine's corporate offices.

    The number of individuals employed in the refractories business does not reflect members of the building trades, who are hired by Adience as required. Approximately 279 persons employed in Adience's specialty refractory business and approximately 412 persons employed in Superior's telecommunications wire and cable business are represented by unions.

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

    Soil and groundwater at Superior's Brownwood, Texas facility has been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to Superior's acquisition of the facility. Superior is in the process of obtaining approval for a remediation plan from the Texas Natural Resource Conservation Commission. Based upon investigations performed to date, the Company believes that the cost of this remediation will not be in excess of $0.5 million. Pursuant to an agreement between Superior and the former owner of the facility, the Company has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging from 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    In connection with the sale of a facility in Woburn, Massachusetts formerly owned by and currently under lease to DNE, low levels of volatile organic compounds were discovered in shallow groundwater. DNE has assumed responsibility for this contamination pursuant to an indemnity granted to the purchaser of the facility, which indemnity is in turn guaranteed by Alpine. This facility has been designated as a non-priority site by the Massachusetts Department of Environmental Protection ("MDEP") which granted a waiver to Alpine allowing it to proceed with further investigation and, if necessary, remediation, of the groundwater contamination without MDEP oversight, subject to certain conditions. In accordance with the waiver, investigation and remediation efforts must be completed by August 1997. Based on the results of a Phase II comprehensive site assessment completed during May 1996, it appears that no remedial activities are warranted for this site, but approximately $10,000 may be required to perform MDEP filing and response actions. Alpine has also assumed responsibility for and indemnified purchasers against liabilities associated with contamination, if any, existing at other of its former facilities. In particular, in connection with the sale of its former East Windsor, Connecticut facility and pursuant to Connecticut property transfer laws, the Company was required by the Connecticut Department of Environmental Protection ("CDEP") to develop a plan to investigate the existence of contamination, if any, at that facility. The Company has developed and submitted to CDEP the required plan and is awaiting CDEP approval of the scope of its proposed investigation. Based upon information available to date, Alpine does not believe the costs associated with fulfilling its obligations with respect to the East Windsor facility will have a material adverse effect on its operations, business or financial results.

    Certain Adience facilities contain areas which may have been used for the disposal of waste materials generated by facility operations, some of which may contain elements or compounds classified as hazardous under environmental laws or which may otherwise cause environmental contamination. If it is determined that past disposal practices have resulted in releases of contaminants to soil or groundwater, remediation of such contamination may be required. If substantial environmental contamination is found at any or all of the Adience facilities, this could have a material adverse effect on the operations, business and financial results of Alpine.

ITEM 2.  PROPERTIES

    Alpine conducts its operations primarily at the facilities set forth below:

LOCATION                                                   SQUARE FOOTAGE          LEASED/OWNED
- ---------------------------------------------------------  --------------  ----------------------------
TELECOMMUNICATIONS WIRE AND CABLE
MANUFACTURING FACILITIES
  Brownwood, Texas.......................................       328,000    Leased (expires 2013)
                                                                           (five five-year-renewals)
  Winnipeg, Manitoba.....................................       190,000    Owned
  Elizabethtown, Kentucky................................       163,000    Owned
  Tarboro, North Carolina................................       295,000    Owned
CORPORATE OFFICE
  Atlanta, Georgia.......................................        20,000    Leased (expires 2001)

    Depending on product mix, capacity in this segment ranges from 85 bcf to 92 bcf. Each facility is operating at utilization rates of between 90% and 95%. Facilities in this segment are suitable and adequate for the business. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology and to increase capacity in existing product lines.

REFRACTORIES
MANUFACTURING FACILITIES
  Washington, Pennsylvania....................     201,881   Owned
  Snow Shoe, Pennsylvania.....................     171,425   Owned
  South Webster, Ohio.........................     125,082   Owned
  Crown Point, Indiana........................      79,116   Owned
  Altoona, Pennsylvania.......................      47,260   Owned
  Smithville, Ontario.........................      47,000   Owned
  Canon City, Colorado........................      44,286   Owned
  Johnstown, Pennsylvania.....................      30,000   Owned
CORPORATE OFFICE
  Carnegie, Pennsylvania......................      77,500   Owned

    The corporate headquarters for Adience's operations are located in a facility which is also used for warehousing.

    Depending on product mix, capacity in this segment ranges from 300,000 to 350,000 tons of refractory products. The facilities are operating at various utilization rates with an overall utilization of between 45% and 50%. Facilities in this segment are adequate and suitable for the business. Capital spending plans are primarily designed to modify existing product lines.

DATA COMMUNICATIONS AND ELECTRONICS
Wallingford, Connecticut......................     155,000   Owned

    DNE's facility is adequate and suitable for the businesses being conducted and operates at a utilization rate of between 50% and 60%.

    The facility in Wallingford, Connecticut is subject to a mortgage held by the Connecticut Development Authority as security for a $5.0 million loan.

                                                           SQUARE FOOTAGE          LEASED/OWNED
                                                           --------------  ----------------------------
CORPORATE OFFICES
New York, New York.......................................         5,375    Leased (expires 2002)

ITEM 3.  LEGAL PROCEEDINGS

    Adience's J.H. France unit, which was merged into Adience in December 1991, has been named as a party in approximately 3,000 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in twelve jurisdictions principally by employees and former employees of certain customers of J.H. France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H. France caused silica related diseases. The majority of the lawsuits seek monetary damages ranging from $20,000 to $1.0 million each. J.H. France and its insurance carrier historically have settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H. France, Adience, as successor in interest to BMI Inc., has been named a party in approximately 390 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky and Indiana, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, not asbestosis, in such persons. The majority of such lawsuits seek monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers historically have settled these lawsuits for an average amount per case of less than the minimum amount stated. Virtually all such claims and all costs of defense for these cases are covered by insurance.

    The insurance companies which had issued policies covering the J.H. France cases initially denied coverage for these claims. In June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination and based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in such pending cases will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the 3,000 J.H. France cases and the other 390 cases, for which the scope of coverage has never been an issue.

    Adience's Furnco unit has recently been named, although not effectively served, as the sole defendant in nine separate lawsuits, each of which contains one plaintiff (i.e., either husband or husband and wife). At this time, investigation is continuing as to the nature and extent of such suits, as well as the extent of insurance coverage therefore.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Alpine did not submit any matter to a vote of securityholders during the fourth quarter of the fiscal year ended April 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    Alpine's Common Stock, $0.10 par value (the "Alpine Common Stock"), is listed on the American Stock Exchange (the "AMEX") under the symbol AGI. The following table sets forth the range of high and low sales prices for Alpine Common Stock on the AMEX for fiscal 1995 and 1996.

                                                                                HIGH        LOW
                                                                              ---------  ---------
Fiscal 1995
  First Quarter.............................................................  7 5/8      4 3/8
  Second Quarter............................................................  8 3/8      5 1/8
  Third Quarter.............................................................  6          4 1/8
  Fourth Quarter............................................................  5 7/8      4 5/8
Fiscal 1996
  First Quarter.............................................................  6 1/2      4 1/4
  Second Quarter............................................................  6 3/4      4 3/16
  Third Quarter.............................................................  5 3/4      3 5/8
  Fourth Quarter............................................................  4 5/8      3 5/16

    (b) Holders

    At July 23, 1996, 18,281,516 shares of Alpine Common Stock were issued and outstanding, and there were approximately 8,000 record holders thereof.

    (c) Dividends

    Alpine has no recent history of paying dividends and does not intend to declare dividends on the Alpine Common Stock in the foreseeable future. Certain provisions of Alpine's debt instruments and of the Company's outstanding preferred stock have the effect of currently prohibiting Alpine from paying cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the Consolidated Financial Statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1996 are derived from the audited consolidated financial statements of Alpine.

                                                                  FISCAL YEAR ENDED APRIL 30, (1)
                                                    ------------------------------------------------------------
                                                      1992        1993        1994         1995         1996
                                                    ---------  ----------  -----------  -----------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales.........................................  $   6,786  $   27,897  $    68,510  $   198,135  $   524,113
Cost of sales.....................................      4,239      15,915       56,250      169,125      453,785
                                                    ---------  ----------  -----------  -----------  -----------
    Gross profit..................................      2,547      11,982       12,260       29,010       70,328
Selling, general and administrative...............      4,808      10,482       12,168       20,487       35,148
Amortization of goodwill and other intangible
 charges..........................................        283         395        2,292        1,527        2,658
                                                    ---------  ----------  -----------  -----------  -----------
    Operating income (loss).......................     (2,544)      1,105       (2,200)       6,996       32,522
Interest income...................................        484         209          242          345        2,146
Interest expense..................................     (3,127)     (2,301)      (2,363)      (8,197)     (27,795)
Other income (expense), net.......................       (604)     (1,469)        (506)          28           22
                                                    ---------  ----------  -----------  -----------  -----------
    Income (loss) from continuing operations
     before income taxes..........................     (5,791)     (2,456)      (4,827)        (828)       6,895
Provision for income taxes........................     --          --              (68)        (348)      (1,676)
                                                    ---------  ----------  -----------  -----------  -----------
    Income (loss) from continuing operations......     (5,791)     (2,456)      (4,895)      (1,176)       5,219
(Loss) from discontinued operations (2)...........     (3,082)     (8,377)     (25,236)      (4,868)      (2,213)
                                                    ---------  ----------  -----------  -----------  -----------
    Income (loss) before extraordinary item.......     (8,873)    (10,833)     (30,131)      (6,044)       3,006
Extraordinary item -- gain (loss) on early
 extinguishment of debt (3).......................        888      (1,262)         (47)     --            (4,856)
                                                    ---------  ----------  -----------  -----------  -----------
    Net (loss)....................................  $  (7,985) $  (12,095) $   (30,178) $    (6,044) $    (1,850)
                                                    ---------  ----------  -----------  -----------  -----------
                                                    ---------  ----------  -----------  -----------  -----------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Continuing operations...........................  $   (0.78) $    (0.32) $     (0.38) $     (0.11) $      0.23
  Discontinued operations.........................      (0.42)      (0.94)       (1.78)       (0.27)       (0.12)
  Extraordinary item -- gain (loss) on early
   extinguishment of debt.........................        .12       (0.14)     --           --             (0.27)
                                                    ---------  ----------  -----------  -----------  -----------
                                                    $   (1.08) $    (1.40) $     (2.16) $     (0.38) $     (0.16)
                                                    ---------  ----------  -----------  -----------  -----------
                                                    ---------  ----------  -----------  -----------  -----------
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital...................................  $   9,745  $    7,256  $    24,594  $     7,080  $    50,679
Total assets......................................     34,312      27,998      113,796      233,778      354,904
Total debt........................................     19,817      13,637       43,745      119,179      209,777
Preferred stock...................................      5,177       4,677        6,177       17,250       11,758
Total stockholders' equity........................      5,867      10,602       47,998       44,658       43,136

- ------------------------

(1) Alpine's results of operations have been significantly impacted by acquisitions in fiscal 1992, 1994, 1995 and 1996. On February 22, 1992, Alpine acquired DNE for a cash purchase price of $7.1 million. On November 11, 1993, Alpine acquired Superior for $60.8 million in cash and Alpine Common Stock. On December 21, 1994, Alpine acquired Adience for $10.7 million in a combination of cash, Alpine 8% preferred stock and PolyVision Corporation common stock. On May 11, 1995, Alpine's subsidiary, Superior, completed the Alcatel Acquisition for $103.4 million in cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In July 1995, Alpine completed the spin-off of its information display segment, PolyVision Corporation, which consisted of Alpine PolyVision Inc. ("APV"), Posterloid Corporation and Information Display Technologies, Inc. The results of operations for this segment have been reflected as (loss) from discontinued operations for all periods presented. See Note 5 to Alpine's Consolidated Financial Statements.

(3) The extraordinary gain (loss) recorded during the fiscal years ended April 1992, 1993, 1994 and 1996 is related to the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Alpine, through its three subsidiaries, Superior, Adience and DNE, is engaged in the manufacture and sale of: (1) telecommunications wire and cable products for the telecommunications industry (Superior), (2) specialty refractory products for the iron, steel, glass, aluminum, cement and cogeneration industries (Adience), and (3) data communications and electronics products and systems for defense, governmental and commercial applications
(DNE).

RESULTS OF OPERATIONS

    To facilitate a meaningful comparison between periods, this Management's Discussion and Analysis focuses on pro forma information for the periods covered, which management believes provides the most meaningful comparability among historical periods. Period-to-period comparisons of Alpine's historical financial information are less relevant to an understanding of Alpine due to the significance of the Superior Acquisition on November 11, 1993, the Adience acquisition on December 21, 1994, and the Alcatel Acquisition on May 11, 1995, all of which were accounted for under the purchase method, with the results from these operations included in Alpine's consolidated results on a prospective basis, from the date of their respective acquisitions.

    The following comparative table includes operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the years ended April 30, 1994, 1995 and 1996. Further, pro forma operating data is included in the table to reflect the Superior, Adience and Alcatel Acquisitions as if they occurred on May 1, 1993. Such pro forma data includes the historical results of operations of Alpine, the historical results of the Alcatel Business, Superior and Adience prior to their respective acquisition by Alpine, and certain pro forma adjustments as more fully described in the footnotes accompanying the comparative table below. The pro forma data is not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1993, nor are they necessarily indicative of Alpine's future results.

    In fiscal 1996, 90% of Superior's sales of telecommunications wire and cable products were made to six of the RBOCs and three major independent telephone companies. Superior's sales to these customers are generally pursuant to multi-year supply agreements under which the customer agrees to have Superior provide certain of the customer's wire or cable needs as a primary supplier during the term of the agreement. Prior to awarding a contract, customers specifically forecast their needs and manufacturers such as Superior bid and quote prices based on the forecasted order amount -- although customers are not obligated to purchase the forecasted amount or, in most cases, any minimum amount. These supply agreements provide for the pass-through of copper costs on specified terms. Generally, the copper price component passed through in each contract for a particular quarter is based on the average COMEX copper price over the three-month period ending at or before the beginning of that quarter. Each month Superior estimates its product deliveries several months into the future and enters into price commitments with its suppliers for a portion of its estimated copper rod requirements for delivery on a forward basis. Superior uses these forward purchase commitments to minimize the differences between its raw material copper costs charged to cost of sales and the pass-through pricing charged to its customers.

                                                                       FISCAL YEARS ENDED APRIL 30,
                                                  ----------------------------------------------------------------------
                                                           1994                    1995                    1996
                                                  ----------------------  ----------------------  ----------------------
                                                  HISTORICAL   PRO FORMA  HISTORICAL   PRO FORMA  HISTORICAL   PRO FORMA
                                                  -----------  ---------  -----------  ---------  -----------  ---------
                                                                          (DOLLARS IN MILLIONS)
Net sales
  Telecommunications wire and cable.............   $    46.8   $   311.9   $   136.6   $   340.8   $   384.2   $   391.8
  Data communications and electronics...........        21.7        21.7        27.9        27.9        26.2        26.2
  Refractories..................................      --            98.8        33.6       100.9       113.7       113.7
                                                       -----   ---------  -----------  ---------  -----------  ---------
    Combined net sales..........................        68.5       432.4       198.1       469.6       524.1       531.7
                                                       -----   ---------  -----------  ---------  -----------  ---------
                                                       -----   ---------  -----------  ---------  -----------  ---------
Gross profit (1)(2)
  Telecommunications wire and cable.............   $     4.0   $    34.0   $    14.2   $    28.4   $    39.6   $    40.3
  Data communications and electronics...........         8.3         8.3         8.2         8.2         7.9         7.9
  Refractories..................................      --            15.4         6.6        18.4        22.8        22.8
                                                       -----   ---------  -----------  ---------  -----------  ---------
    Combined gross profit.......................        12.3        57.7        29.0        55.0        70.3        71.0
                                                       -----   ---------  -----------  ---------  -----------  ---------
                                                       -----   ---------  -----------  ---------  -----------  ---------
Selling, general and administrative expense (3)
  Telecommunications wire and cable.............   $     2.0   $     5.3   $     5.1   $     6.2   $     8.3   $     8.4
  Data communications and electronics...........         6.6         6.6         6.5         6.5         5.8         5.8
  Refractories..................................      --            16.6         5.7        16.0        15.0        15.0
  Corporate.....................................         3.6         3.6         3.2         3.2         6.0         6.0
                                                       -----   ---------  -----------  ---------  -----------  ---------
    Combined selling, general and administrative
     expense....................................        12.2        32.1        20.5        31.9        35.1        35.2
                                                       -----   ---------  -----------  ---------  -----------  ---------
                                                       -----   ---------  -----------  ---------  -----------  ---------
Amortization of goodwill (4)
  Telecommunications wire and cable.............   $     0.5   $     1.5   $     1.0   $     1.4   $     1.5   $     1.4
  Data communications and electronics...........         1.8         1.8      --          --          --          --
  Refractories..................................      --             1.5         0.5         1.2         1.2         1.2
                                                       -----   ---------  -----------  ---------  -----------  ---------
    Combined amortization of goodwill...........         2.3         4.8         1.5         2.6         2.7         2.6
                                                       -----   ---------  -----------  ---------  -----------  ---------
                                                       -----   ---------  -----------  ---------  -----------  ---------
Operating income (3)
  Telecommunications wire and cable.............   $     1.5   $    27.2   $     8.1   $    20.8   $    29.8   $    30.5
  Data communications and electronics...........        (0.1)       (0.1)        1.7         1.7         2.1         2.1
  Refractories..................................      --            (2.7)        0.4         1.2         6.6         6.6
  Corporate.....................................        (3.6)       (3.6)       (3.2)       (3.2)       (6.0)       (6.0)
                                                       -----   ---------  -----------  ---------  -----------  ---------
    Combined operating income...................        (2.2)       20.8         7.0        20.5        32.5        33.2
                                                       -----   ---------  -----------  ---------  -----------  ---------
                                                       -----   ---------  -----------  ---------  -----------  ---------

                                                                       AS A PERCENTAGE OF NET SALES
                                                  ----------------------------------------------------------------------
Gross margin
  Telecommunications wire and cable.............         8.5%       10.9%       10.4%        8.3%       10.3%       10.3%
  Data communications and electronics...........        38.2        38.2        29.4        29.4        30.2        30.1
  Refractories..................................      --            15.6        19.6        18.2        20.1        20.1
    Combined gross margin.......................        18.0        13.3        14.6        11.7        13.4        13.4
Operating income margin
  Telecommunications wire and cable.............         3.2%        8.7%        5.9%        6.1%        7.8%        7.8%
  Data communications and electronics...........        (0.5)       (0.5)        6.1         6.1         8.0         8.0
  Refractories..................................      --            (2.7)        1.2         1.2         5.8         5.8
    Combined operating income margin............        (3.2)        4.8         3.5         4.4         6.2         6.2

- ------------------------
(1) Cost of goods sold has been reduced by $3.5 million, $4.5 million and $0.1 million in fiscal 1994, 1995 and 1996, respectively, to reflect changes in historical depreciation resulting from Alpine's allocation of the purchase price for the Superior, Adience and Alcatel Acquisitions.

(2) Cost of goods sold has been further reduced by $2.6 million and $2.5 million in fiscal 1994 and 1995, respectively, to reflect reduced operating expenses and other charges at Superior and Adience resulting primarily from the reduction in headcount at the Alcatel Business and inventory write downs at Adience. At the time of the Adience Acquisition, Alpine management determined that certain Adience product lines would be discontinued. Adience recorded a charge to reduce the carrying value of the related inventory to net realizable value, which charge has been eliminated in the proforma results presentation.

(3) Selling, general and administrative expense has been adjusted to reflect changes to historical depreciation expense and eliminate expenses incurred by Adience, Superior and the Alcatel Business which would not have been incurred if the related acquisition had occurred on May 1, 1993. The elimination of these expenses amounted to $14.5 million, $11.2 million and $0.3 million in fiscal 1994, 1995 and 1996, respectively, of which $12.5 million and $9.1 million, in fiscal 1994 and 1995, respectively, represented elimination of management fees and allocated administrative fees incurred by the Alcatel Business.

(4) Amortization of goodwill has been adjusted to reflect changes resulting from Alpine's allocation of the purchase price for the Superior, Adience and the Alcatel Acquisitions.

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES

    PRO FORMA  BASIS.   Fiscal 1996  pro forma  net sales  were $531.7  million,
representing an increase of $62.1 million, or 13.2%, over fiscal 1995 pro forma net sales of $469.6 million.

    Superior's fiscal 1996 pro forma net sales of $391.8 million increased $51.0 million, or 15.0%, over fiscal 1995 pro forma net sales of $340.8 million. Approximately $18.0 million of the increase in pro forma net sales was attributable to the contractual pass through, in the form of increased selling prices, of higher copper costs in fiscal 1996. Of the remaining $33.0 million increase in pro forma net sales, approximately $6.0 million resulted from non-copper based price increases instituted during fiscal 1996 under multi-year customer supply agreements with the remainder of the increase (approximately $27.0 million) being the result of higher unit sales volumes.

    The price increases instituted during fiscal 1996 related to both outside plant wire and cable products and reflected a reversal of a trend of lower market prices experienced in fiscal 1994 and early fiscal 1995. During this period, industry-wide capacity exceeded demand resulting in a very competitive market environment. Since such time, reductions in manufacturing capacity coupled with increasing product demand have resulted in an easing of competitive pressures and a rise in market prices. The Alcatel Business operations, which were acquired in May 1995, were particularly impacted by the cycle of lower market prices in fiscal 1994. This was due to the timing of its contract expirations and the resulting rebidding and obtaining of new contract awards during a period of very competitive pricing. Superior, which assumed responsibility for the Alcatel Business's customer contractual obligations in connection with the Alcatel acquisition, was successful in obtaining price increases in fiscal 1996 on a substantial portion of the Alcatel Business contracts. Additionally, Superior was successful during fiscal 1996 in obtaining more modest price increases on substantially all of its existing contractual arrangements. The aforementioned contractual price increases, which were instituted throughout fiscal 1996, had the most significant impact on profitability during the third and fourth fiscal quarters of fiscal 1996.

    Higher unit sales volumes in fiscal 1996 occurred across all of Superior's product lines, including cable, wire and premise wire products. The increase in unit sales volume was attributable to an expansion of multi-year contractual arrangements under new contract awards with several RBOCs and a major independent telephone holding company, as well as to a general increased level of demand for telecommunications wire and cable products.

    DNE's net sales in fiscal 1996 were $26.2 million, which represented a decline of $1.7 million, or 6.1%, as compared to fiscal 1995. Increase sales in DNE's contract manufacturing services operations and military data communications and avionics operations were offset by completion in fiscal 1995 of a major contract with NASA for the manufacture of hardware interface modules.

    Adience's fiscal 1996 net sales were $113.7 million, representing an increase of $12.8 million, or 12.7% over pro forma fiscal 1995 net sales of $100.9 million. Approximately $6.0 million of the fiscal 1996 pro forma sales increase was attributable to increased activity in Adience's contracting services for rebuilding coke ovens and approximately $3.0 million was attributable to higher sales of refractory block products to the plate glass industry. The remainder of the fiscal 1996 comparative sales increase resulted from a number of factors including favorable market conditions with modest increases in demand, introduction of new products and the entry of new geographic markets, including international markets.

    HISTORICAL BASIS. On an historical basis, Alpine's comparative net sales grew from $198.1 million in fiscal 1995 to $524.1 million in fiscal 1996, an increase of $326.0 million. The comparative increase in fiscal 1996 net sales was attributable to the inclusion of the results of operations of Adience and the Alcatel Business during substantially all of fiscal 1996, and the increase in selling prices and unit volume growth in Superior's telecommunications wire and cable products during fiscal 1996, offset somewhat by the aforementioned reduction in DNE's net sales.

GROSS PROFIT

    PRO FORMA BASIS. Pro forma gross profit in fiscal 1996 was $71.0 million, representing an increase of $16.0 million, or 29.1%, over fiscal 1995 pro forma gross profit of $55.0 million. The pro forma gross margin in fiscal 1996 was 13.4% as compared to 11.7% in fiscal 1995.

    Superior's pro forma gross profit increased by $11.9 million, or 41.9%, to $40.3 million in fiscal 1996. Superior's fiscal 1996 pro forma gross margin increased to 10.3% as compared to 8.3% in fiscal 1995. Superior's gross margin improved from 8.1% in the first quarter, increasing to 9.2%, 10.6% and 13.3% in the second, third and fourth quarters, respectively. The continued improvement in gross margin during fiscal 1996 resulted from: (1) the aforementioned price increases instituted during fiscal 1996, the primary impact of which was reflected in the third and fourth quarters of the fiscal year; (2) non-copper raw material cost reductions, impacting primarily the fourth quarter of fiscal 1996; (3) improved production efficiencies caused by higher production levels; and (4) cost savings resulting from the completion of the transition of the Alcatel Business operations during the latter half of the fiscal year.

    DNE's gross profit for fiscal 1996 was $7.9 million, representing a decline of $0.3 million, or 3.7%, as compared to fiscal 1995. The reduction in DNE's fiscal 1996 gross profit was attributable to lower net sales, the effect of which was partially offset by a slight increase in DNE's fiscal 1996 gross margin of 30.1% as compared to 29.4% in fiscal 1995.

    Adience's pro forma gross profit increased by $4.4 million, or 23.9%, to $22.8 million in fiscal 1996. Adience's pro forma gross margin increased to 20.1% for fiscal 1996 as compared to 18.2% for fiscal 1995 . The comparative pro forma gross margin improvement in fiscal 1996 was due primarily to the elimination of unprofitable product lines and cost reductions in Adience's specialty block division, and a proportional increase in revenues from Adience's coke oven rebuilding division which generates higher gross margins as compared to Adience's other divisions.

    HISTORICAL BASIS. On an historical basis, gross profit increased from $29.0 million in fiscal 1995 to $70.3 million in fiscal 1996, representing an increase of $41.3 million, or 142%. During this same period, the gross margin declined from 14.6% to 13.4%. The comparative increase in fiscal 1996 gross profit was directly attributable to the inclusion of the Alcatel Business and Adience during substantially all of fiscal 1996. Similarly, the decline in gross margin was due to the inclusion of these acquired operations which operate in relatively lower gross margin markets as compared to DNE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A EXPENSES")

    PRO FORMA BASIS. Pro forma SG&A expenses in fiscal 1996 were $35.2 million, an increase of $3.3 million, or 10.3%, as compared to fiscal 1995.

    Superior's pro forma SG&A expenses in fiscal 1996 were $8.4 million as compared to fiscal 1995 pro forma SG&A expenses of $6.2 million. This increase was attributable to a number of factors, including duplicative transitionary data processing charges associated with the Alcatel acquisition, higher expenses associated with the development and support of data processing system upgrades, expansion of international and other marketing activities associated with new product lines and entering new geographic markets and/or increase in inside sales and marketing staff to support the overall increase in sales demand.

    DNE's SG&A expenses declined by $0.7 million or 10.8%, to $5.8 million in fiscal 1996. This reduction was due primarily to a reorganization of DNE's sales and marketing efforts and the elimination of overhead associated with activities in non-strategic product lines and markets.

    Adience's SG&A expenses of $15.0 million declined $1.0 million, or 6.3%, as compared to fiscal 1995 pro forma SG&A expenses of $16.0 million. Adience's lower SG&A expenses in fiscal 1996 resulted from reductions in corporate staffing in fiscal 1996 associated with the completion of an overall corporate reorganization, and a reduction in sales and marketing staff associated with a consolidation of its sales force across product lines and markets.

    HISTORICAL BASIS. On an historical basis, SG&A expenses increased from $20.5 million in fiscal 1995 to $35.1 million in fiscal 1996. The principal cause for the increase in SG&A expenses was the inclusion of Adience's operations for the entire fiscal 1996 periods, incremental SG&A expenses resulting from the growth in operations due to Superior's acquisition of the Alcatel Business and the overall increase in corporate activities.

OPERATING INCOME.

    PRO  FORMA BASIS.   On a pro  forma basis, operating  income for fiscal 1996
increased $12.7 million, or 62.0%, from $20.5 million during fiscal 1995 to $33.2 million during fiscal 1996.

    Superior's pro forma operating income reflected an increase of $9.7 million for fiscal 1996. Such increase was due to higher sales and higher gross margins (particularly during the third and fourth fiscal quarters of 1996), offset somewhat by higher SG&A expenses.

    DNE's income in fiscal 1996 of $2.1 million increased $0.3 million or 23.5% from fiscal 1995 with such increase due primarily to administrative expense and overhead cost reductions.

    Adience's pro forma operating income improved from $1.2 million in fiscal 1995 to $6.6 million in fiscal 1996. Adience's improved operating profit was attributable to higher sales, reductions in cost and overhead and elimination of unprofitable product lines.

    The aggregate increase in comparative pro forma operating income at Alpine's operating subsidiaries for fiscal 1996 of $15.5 million (an increase of 65.4%) was partially offset by a comparative increase in fiscal 1996 corporate expenses of $2.8 million.

    HISTORICAL BASIS. On an historical basis, operating income increased from $7.0 million in fiscal 1995 to $32.5 million for fiscal 1996, an increase of $25.5 million. The comparative increase in fiscal 1996 operating income was attributable to the inclusion of the operations of the Alcatel Business and Adience's operations in fiscal 1996, along with unit sales volume and price increases in the telecommunications wire and cable operations.

NET INTEREST EXPENSE

    During fiscal 1996, Alpine incurred net interest expense of $25.6 million as compared to net interest expense of $7.9 million in fiscal 1995. The increase in interest expense was due primarily to interest cost associated with debt assumed in the Adience acquisition and debt incurred in connection with the Alcatel acquisition.

    As described in Note 9 to Alpine's Consolidated Financial Statements, on July 21, 1995, Alpine refinanced a substantial portion of its debt by the placement of $153.0 million of Senior Secured Notes due 2003 (net proceeds after discount, commissions and expenses amounted to $135.0 million) and by entering into an $85.0 million revolving credit facility (of which $48.6 million was drawn at April 30, 1996). Management believes that the refinancing, if reflected on a pro forma basis, would not have had a material impact on net interest expense in the current fiscal year.

INCOME TAX EXPENSE

    Alpine did not incur any regular federal income tax expense in fiscal 1996 or 1995. However, Alpine did incur federal alternative minimum tax expense, state income tax expense and foreign tax expense (subject to the potential future benefit of foreign tax credits) during such periods with such amounts reflected as income tax expense in the statement of operations.

DISCONTINUED OPERATIONS

    On June 14, 1995, Alpine distributed to its stockholders (the "PolyVision Spin-Off") shares of common stock of its information display subsidiary, PolyVision Corporation ("PolyVision"). Alpine currently owns approximately 19% of the outstanding PolyVision common stock and 98% of its preferred stock. PolyVision had net sales of $35.6 million for the fiscal year ended April 30, 1996. Prior to the PolyVision Spin-Off, two Alpine subsidiaries, Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), were merged into subsidiaries of PolyVision (the "PolyVision Merger"). For all periods presented herein, PolyVision, APV and Posterloid are reflected as discontinued operations.

    Loss from discontinued operations for fiscal 1996 amounted to $2.2 million, net of tax, which included, among other things, a one-time $1.6 million charge related to certain contractual employee termination matters associated with the aforementioned distribution of Polyvision. In fiscal 1995, loss from discontinued operations amounted to $4.9 million. Such charges in fiscal 1995 included the accrual of operating losses expected to be incurred by APV and Posterloid through the anticipated date of the Polyvision Spin-Off.

EXTRAORDINARY LOSS

    During fiscal 1996, Alpine incurred an extraordinary loss from extinguishment of debt of $5.1 million, offset by an extraordinary gain of $0.3 million, net of tax. The extraordinary loss related primarily to the write-off of unamortized deferred loan fees associated with debt that was repaid in conjunction with the refinancing described in Note 9 to Alpine's Consolidated Financial Statements. The extraordinary gain reflected the discounted redemption in August 1995 of a $2.5 million subordinated note payable.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES

    PRO FORMA  BASIS.   Fiscal 1995  pro forma  net sales  were $469.6  million,
representing an increase of $37.2 million, or 8.6%, as compared to fiscal 1994.

    Superior's pro forma net sales for fiscal 1995 of $340.8 million, were $28.9 million, or 9.3%, greater than fiscal 1994 pro forma net sales of $311.9 million. However, a majority of the fiscal 1995 sales increase ($27.0 million) was attributable to the pass-through of higher copper cost during fiscal 1995. Excluding the impact of such higher copper costs, Superior's comparative fiscal 1995 pro forma net sales were relatively flat. During fiscal 1995, Superior's stand-alone historical operations (excluding the pro forma impact of the Alcatel Business) actually reflected a $29.6 million, or 27.6%, increase in net sales. This increase in net sales from Superior's stand-alone historical operations included a $16.0 million increase in sales of wire products, which increase included the impact of two new multi-year supply agreements for outside plant wire products and increased sales of premise wire products (including UTP). Sales growth in fiscal 1995 from Superior's historical operations also included a $5.0 million increase in outside plant cable product sales, again resulting from new multi-year supply agreement awards.

    The stand-alone historical operations of the Alcatel Business in fiscal 1995 reflected a decline in net sales of $19.0 million after eliminating the impact of the higher copper cost pass-through. This decline resulted from a decrease in both sales volume and selling prices. The decrease in sales volume, estimated at $10.0 million, was the result of the loss of two major RBOC contracts in the latter part of fiscal 1994 (a portion of which was awarded to Superior), and reflected a trend in the RBOC market towards the concentration of supplier relationships. Partially offsetting the reduction in sales volume from the aforementioned RBOC contracts, was the impact of higher sales in the spot market and the impact of two new multi-year supply agreements entered into by the Alcatel Business in the first half of fiscal 1995. However, the general weak market conditions that existed during the first half of fiscal 1995 (May 1994 - October 1994), resulted in such new business being booked at lower selling prices, the impact of which on net sales was estimated at approximately $8.0 million in fiscal 1995.

    DNE's net sales in fiscal 1995 increased by $6.2 million, or 28.6%, to $27.9 million. This increase was attributable to the aforementioned NASA contract which accounted for $7.0 million in fiscal 1995 revenue. Net sales of data communications and avionics products to the military declined in fiscal 1995 to $15.9 million as compared to $18.6 million in fiscal 1994. The decline in military product sales was offset by growth in commercial contract manufacturing revenues of approximately $3.5 million in fiscal 1995.

    Adience's pro forma net sales during fiscal 1995 were $100.9 million representing an increase of $2.1 million, or 2.1%, as compared to pro forma net sales of $98.8 million during fiscal 1994. The increase was due to increased sales of Alpine's specialty products and services, particularly monolithic (unformed) refractories, as well as an increase in rebuilding services for coke ovens, partially offset by a decrease in sales of maintenance services. Sales of refractory bricks to the iron and steel industry declined due to the discontinuation of numerous unprofitable product lines. Sales of block to the flat plate glass industry remained essentially unchanged.

    HISTORICAL BASIS. On an historical basis, net sales increased from $68.5 million in fiscal 1994 to $198.1 million in fiscal 1995, an increase of $129.6 million or 189%. This increase was primarily attributable to the inclusion of Superior's operations for a full year in fiscal 1995 as compared to approximately five and one half months of Superior's operations included in the fiscal 1994 results, as well as the inclusion in fiscal 1995 of approximately four months of the operations of Adience.

GROSS PROFIT

    PRO FORMA BASIS. Pro forma gross profit for fiscal 1995 as compared to fiscal 1994 declined by $2.7 million to $55.0 million. The pro forma gross margin for this period declined from 13.4% in fiscal 1994 to 11.7% in fiscal 1995.

    Superior's pro forma gross profit in fiscal 1995 of $28.4 million reflected a decline of $5.6 million as compared to fiscal 1994. During this same period, the gross margin declined from 10.9% in fiscal 1994 to 8.3% in fiscal 1995. As was the case with net sales in fiscal 1995, there was a notable distinction between the trend in gross profit and gross margin for Superior's stand-alone historical operations as compared to the Alcatel Business stand-alone historical operations. In fiscal 1995, Superior's stand-alone historical operations reflected an increase in gross profit of $4.3 million (a 44.0% increase over fiscal 1994). During this same period, the gross margin from Superior's historical operations increased to 10.4% in fiscal 1995 from 9.2% in fiscal 1994. The improvement in gross margin from Superior's historical operations in fiscal 1995 was the result of:
(i) the increase in, and the higher proportion of, outside plant wire and premise wire sales which typically generate higher percentage margins than outside plant cable sales; (ii) the increase in overall product demand in the latter half of fiscal 1995 and the reduction in industry-wide capacity resulting in higher pricing on products not subject to multi-year supply agreements; and
(iii) higher production volumes which resulted in a proportional reduction in the fixed cost component of cost of goods sold.

    The fiscal 1995 gross profit for the historical operations of the Alcatel Business declined by $10.1 million as compared to fiscal 1994. The gross margin for this same period declined from 10.4% to 5.5% (7.5% if adjusted to exclude the impact of the pass-through of higher copper costs). The reduction in the Alcatel Business historical gross profit and gross margin during fiscal 1995 was the result of the replacement of lost contract business with spot market sales and business under new supply agreements in the latter half of fiscal 1994, which was during a period of extremely competitive market pricing.

    During fiscal 1995, DNE's gross profit remained relatively unchanged at $8.2 million. During this same period, DNE's gross margin declined from 38.2% in fiscal 1994 to 29.4% in fiscal 1995. A change in product mix from primarily higher margin military products in fiscal 1994 to a mix of military products and lower margin commercial and government contract manufacturing services caused this decline.

    Adience's pro forma gross profit for fiscal 1995 was $18.4 million, representing an increase of $3.0 million, or 19.5%, from pro forma gross profit of $15.4 million for fiscal 1994. The pro forma gross margin increased to 18.2% during fiscal 1995, as compared to 15.6% during fiscal 1994. The improvement in pro forma gross margin during fiscal 1995 was the result of management efforts to: (1) discontinue unprofitable product lines, (2) increase product prices, (3) increase productivity through headcount reductions, (4) consolidate operations, and (5) continue to focus on higher margin products such as monolithic and bottom pour refractories and slidegates.

    HISTORICAL BASIS. On an historical basis, gross profit increased from $12.3 million in fiscal 1994 to $29.0 million in fiscal 1995. This increase was due to the inclusion of Superior's and Adience's operations in Alpine's historical results in fiscal 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    PRO FORMA BASIS. Fiscal 1995 pro forma SG&A expenses were $31.9 million, which were comparable to fiscal 1994 pro forma SG&A expenses of $32.1 million.

    Superior's pro forma SG&A expenses in fiscal 1995 were $6.2 million, an increase of $0.9 million over fiscal 1994 pro forma SG&A expenses. This increase reflected higher marketing and engineering expenses associated with the expansion of Superior's product lines into the premise wire markets and the growth in revenues in Superior's traditional wire and cable products and markets.

    DNE's SG&A expenses in fiscal 1995 as compared to fiscal 1994 were basically flat at $6.5 million.

    Adience's pro forma SG&A expenses during fiscal 1995 were $16.0 million, as compared to $16.6 million during fiscal 1994, a decrease of 3.8%. This decrease resulted from reductions in corporate overhead and insurance expense, partially offset by increased personnel expense in the sales, research and development and other areas.

    HISTORICAL BASIS. On an historical basis, fiscal 1995 SG&A expenses increased by $8.3 million to $20.5 million. This increase was due to the same factors that gave rise to the increase in net sales and gross profit as discussed above.

OPERATING INCOME

    PRO FORMA  BASIS.    Fiscal  1995 comparative  pro  forma  operating  income
declined by $0.3 million or 1.4%, to $20.5 million. This decline was due to lower comparative pro forma gross profit in fiscal

1995 which was attributable to lower sales volumes and gross margins in the historical operations of the Alcatel Business during such period, offset by improved gross margins and gross profit in Adience's operations.

    HISTORICAL BASIS. In fiscal 1995 the historical operating income was $7.0 million as compared to a fiscal 1995 operating loss of $2.2 million. This improvement was due to the inclusion of Superior's operations and, to a lesser degree, Adience's operations in fiscal 1995.

INTEREST EXPENSE

    Net interest expense in fiscal 1995 was $7.9 million, representing an increase of $5.8 million over fiscal 1994 net interest expense of $2.1 million. The acquisition of Adience during fiscal 1995 and the inclusion of a full year of Superior's operations resulted in an increase in interest expense of $4.5 million which, along with a $1.2 million increase in corporate interest expense, accounted for substantially all of the increase.

LOSS FROM DISCONTINUED OPERATIONS

    As previously discussed, the loss from discontinued operations in fiscal 1995 and 1994 of $4.9 million and $25.2 million, respectively, related primarily to losses incurred by APV during such period. The loss in fiscal 1994 included a $21.7 million non cash charge related to the acquisition of minority ownership interest in APV which was accounted for, and expensed as, purchased research and development.

LIQUIDITY AND CAPITAL RESOURCES

    In fiscal 1996, Alpine generated $38.4 million in cash flow from continuing operating activities, approximately $17.2 million of which represented reductions in net working capital deployed, including a $8.2 million reduction in accounts receivable. Partially offsetting cash flow from continuing operating activities was $1.0 million of cash used for discontinued operations. Cash flow used for investing activities of $126.4 million included $103.4 million used in connection with the Alcatel Acquisition, $6.2 million invested in marketable securities, $3.1 million loaned to PolyVision, $5.4 million related to the BICC Asset Acquisition and $6.2 million in other capital expenditures. Cash provided by financing activities of $74.6 million included net borrowings from the sale of the Alcatel Acquisition Notes and the refinancing of a significant portion of Alpine's debt (both of which are more fully described below), partially offset by $12.6 million in capitalized financing costs related to the Alcatel Acquisition Notes and the aforementioned refinancing, $3.7 million used for open market repurchases of Alpine Common Stock, and $0.7 million in preferred stock dividends.

    During fiscal 1996 Alpine completed the Alcatel Acquisition, consummated a refinancing of a significant portion of its debt, and completed the PolyVision Spin-Off. These transactions have had a material impact on Alpine's financial condition and liquidity.

    The Alcatel Acquisition was completed on May 11, 1995, and included a purchase price of $103.4 million which was paid in cash and was financed by the issuance of the $140.0 million Alcatel Acquisition Notes, due in 1997 (see Notes 6 and 9 to Alpine's Consolidated Financial Statements).

    On July 21, 1995, Alpine completed a refinancing which included the placement of $153.0 million principal amount of Senior Secured Notes ("Senior Notes") (net proceeds after discount and expenses amounted to $135.0 million) due in 2003. Alpine also entered into an $85.0 million revolving credit facility ("Credit Facility") of which $48.6 million was outstanding at April 30, 1996. Proceeds from the Senior Notes and the Credit Facility along with a portion of cash reserves were used to (1) redeem the Alcatel Acquisition Notes, (2) redeem at a discount $44.1 million in face amount of Adience's 11% Senior Notes, (3) repay $31.8 million in short-term borrowings, and (4) redeem, repay, or reduce other outstanding indebtedness of Alpine. At April 30, 1996, Alpine's capital structure included $209.8 million of long-term debt (including current maturities of $2.1 million) and stockholders' equity of $43.1 million (including $11.8 million of convertible preferred stock). At April 30, 1996, Alpine did not have any short-term borrowings.

    With respect to debt maturities, the refinancing eliminated $31.8 million of short-term borrowings due within the next 12 months and redeemed entirely the Alcatel Acquisition Notes which were due in 1997. This debt was replaced with the Senior Notes and the Credit Facility, neither of which have any principal payment requirements until their respective maturities (2000 with respect to the Credit Facility and 2003 with respect to the Senior Notes). Debt remaining after the refinancing, other than the Senior Notes and the Credit Facility, amounted to $20.1 million at April 30, 1996, with required principal payments in the next 12 months of $2.1 million and aggregate required principal payments over the next 5 years of $5.1 million.

    Alpine believes the aforementioned refinancing has had a positive impact on its financial condition and liquidity by substantially lengthening the maturities on its debt while creating liquidity through funds availability under its Credit Facility.

    With respect to liquidity, Alpine's excess consolidated availability under its Credit Facility (based on eligible accounts receivable and inventory) amounted to approximately $26.0 million as of April 30, 1996 which, when combined with cash and marketable securities, resulted in total cash and credit availability of approximately $34.8 million. While the Credit Facility does include sublimit restrictions on outstanding borrowings allocated to Alpine's principal subsidiaries (Superior, Adience and DNE), such sublimits are not expected to negatively impact, over the next 12 months or in future years, the liquidity of Superior, Adience or DNE. There are also no restrictions on utilizing borrowings under the Credit Facility to pay interest on the Senior Notes or any of Alpine's other debt so long as Alpine is in compliance with its related loan covenants.

    With respect to commitments, Alpine projects that cash interest expense over the next 12 months will approximate $24-$25 million which, when combined with principal repayment requirements, will result in total annual debt service requirements (principal and interest) of approximately $27.7 million. Further, the Company also expects to invest, on an annual recurring basis, approximately $6-$9 million in capital expenditures. Accordingly, Alpine expects its total capital commitments and debt service requirements over the next 12 months to approximate $30-$34 million.

    Alpine intends to fund its capital expenditure and debt service commitments from funds generated from operations. The Company has experienced significant growth in its operating cash flow during fiscal 1996 due to (1) the impact of the Alcatel Acquisition, (2) improvements in Adience's operating results, and
(3) subject to certain commitments discussed below, the elimination of the negative cash flow impact of funding development expenses associated with Alpine's APV activities which was included in the PolyVision Spin-off. During fiscal 1996, Alpine generated earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $45.8 million ($46.4 million on a pro forma basis, assuming the Alcatel Acquisition occurred as of May 1, 1995). Accordingly, Alpine expects to be able to fund all of its anticipated operating commitments on an annual basis from internally generated cash flow without using existing cash reserves or excess availability under the Credit Facility, except to fund seasonal working capital fluctuations.

    In connection with the PolyVision Spin-off, Alpine entered into an arrangement pursuant to which Alpine agreed to lend to PolyVision, from time to time prior to May 24, 1997, up to $5.0 million to be used by PolyVision to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a market rate. The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest from the net cash proceeds of any public or private equity offering or debt financing completed by PolyVision at any time prior to maturity. Alpine's obligation to lend such funds to PolyVision is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision. As of April 30, 1996, Alpine had advanced approximately $3.1 million to PolyVision under this arrangement, with a remaining commitment for funding of approximately $1.9 million. Alpine believes its existing cash and credit availability will be sufficient to fund this remaining commitment without materially affecting Alpine's overall liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Alpine's consolidated financial statements at April 30, 1995 and 1996 and for each of the three years in the period ended April 30, 1996 and the report of the independent accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    (b) The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1996.

ITEM 14(C)  EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
- ---------  -------------------------------------------------------------------------------------------------------
2(a)       Asset Purchase Agreement, dated as of March 17, 1995 by and among Alcatel NA Cable Systems, Inc.,
            Alcatel Canada Wire, Inc. Superior Cable Corporation and Superior Teletec Inc. (the "Alcatel
            Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form
            8-K of Alpine dated May 24, 1995)
2(b)*      Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated
            June 10, 1996
2(c)       Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc.,
            Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior Teletec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
- ---------  -------------------------------------------------------------------------------------------------------
2(d)       Agreement and Plan of Merger, dated as of December 21, 1994, as amended, by and among Information
            Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp., The
            Alpine Group, Inc., Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 2 to Amendment No. 1 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology, Inc. dated December 28,
            1994)
2(e)       Amendment to the Agreement and Plan of Merger, dated as of December 21, 1994, by and among Information
            Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp., The
            Alpine Group, Inc., Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology Inc. dated May 5, 1995)
2(f)       Amended and Restated Stock Purchase Agreement, dated as of October 11, 1994, by and among The Alpine
            Group, Inc. and certain stockholders of Adience, Inc. ("Adience") as listed therein, as amended
            (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
            January 5, 1995)
3(a)       Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual
            Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 10-K"))
3(b)       Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit
            3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No.
            33-53434) of Alpine, as filed with the Commission on May 12, 1993)
3(c)       Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible
            Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on
            Form 10-Q of Alpine for the quarter ended January 31, 1989)
3(d)       Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Senior
            Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(c) to the Annual Report on
            Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K"))
3(e)       Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative Convertible
            Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e) to the Annual
            Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994)
3(f)       Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible Senior
            Preferred Stock of the Company (incorporated herein by reference to Exhibit 3(f) to the 1995 10-K)
3(g)       By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the 1995 10-K)
4(a)       Indenture, dated as of October 1, 1986, between Alpine and Manufacturers Hanover Trust Company
            ("MHTC"), as trustee, relating to the 13 1/2% Senior Subordinated Debentures due 1996 of the Company
            (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the Registration Statement on
            Form S-1 (Registration No. 33-7709) of Alpine, as filed with the Commission on October 3, 1986)
4(b)       First Supplemental Indenture to the above Indenture, dated as of February 3, 1989, between Alpine and
            MHTC, as trustee (incorporated herein by reference to Exhibit 4(b) to the 1995 10-K)
4(c)       Second Supplemental Indenture to the above Indenture, dated as of October 31, 1989, between Alpine and
            MHTC, as trustee (incorporated herein by reference to Exhibit 4(c) to the 1995 10-K)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
- ---------  -------------------------------------------------------------------------------------------------------
4(d)       Indenture, dated as of October 31, 1989, between Alpine and IBJ Schroder Bank & Trust Company ("IBJ"),
            as trustee, relating to the Convertible Secured Senior Subordinated Notes due July 31, 1996, of Alpine
            (incorporated herein by reference to Exhibit 4(d) to the 1995 10-K)
4(e)       First Supplemental Indenture to the above Indenture, dated as of March 28, 1991, between Alpine and
            IBJ, as trustee (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of
            Alpine dated April 10, 1991 (the "April 1991 8-K"))
4(f)       Second Supplemental Indenture to the above Indenture, dated as of April 10, 1992, between Alpine and
            IBJ, as trustee (incorporated herein by reference to Exhibit 4(f) to the 1992 10-K)
4(g)       Indenture, dated as of June 30, 1993, between Adience, Inc. ("Adience") and IBJ, as trustee
            (incorporated herein by reference to Registration Statement No. 33-72024 of Adience, Inc.)
10(a)      Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit
            10.5 to Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5, 1993
            (the "S-4 Registration Statement")
10(b)      Amended and Restated 1987 Long Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement)
10(c)      Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE (incorporated herein by reference to
            Exhibit 1 to the Current Report on Form 8-K of Alpine dated March 2, 1992 (the "March 1992 8-K"))
10(d)      Loan Agreement, dated as of February 13, 1992, by and among Alpine, DNE and the Connecticut Development
            Authority (incorporated herein by reference to Exhibit 3 to the March 1992 8-K)
10(e)      Agreement and Plan of Merger by and between Alpine and Superior TeleTec Inc., dated as of June 17, 1993 and amended on September 24, 1993 (incorporated herein by reference to Exhibit 2 to the S-4
            Registration Statement)
10(f)      Exchange Agreement, dated June 17, 1993 by and among Alpine, PV Partners, Suez Ventures, EUROC, and
            Samuel Montagu Finance (incorporated herein by reference to Exhibit 10.1 to the S-4 Registration
            Statement)
10(j)      Lease Agreement by and between ALP(TX) QRS 11-28, Inc., and Superior TeleTec Transmission Products,
            Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i) to the Quarterly
            Report on Form 10-Q of Alpine for the Quarter ended January 31, 1994)
10(k)      Amended and Restated Debt Exchange Agreement, dated as of October 11, 1994, among Alpine and certain debtholders of Adience as listed therein (as amended through April 14, 1995) (incorporated herein by reference to Exhibit 10(k) to the 1995 10-K)
10(l)      Note Purchase Agreement by and among Alpine, Superior TeleTec, Inc., Superior Cable Corporation and
            Nomura International Trust Company (incorporated herein by reference to Exhibit 3 to Alpine's Current
            Report on Form 8-K dated May 24, 1995)
10(m)      Letter Agreement, dated May 24, 1995, by and between Alpine and PolyVision Corporation ("PolyVision")
            relating to $5,000,000 credit commitment (incorporated herein by reference to Exhibit 10(m) to 1995
            10-K)
10(o)      First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc.
            and Superior Teletec Inc. (incorporated herein by reference to Exhibit 10(o) to the 1995 10-K)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
- ---------  -------------------------------------------------------------------------------------------------------
10(p)      Purchase Agreement, dated as of July 14, 1995, by and among Alpine, Adience, Superior
            Telecommunications Inc., Superior Cable Corporation, Merrill Lynch & Co., Nomura Securities
            International, Inc. and First Albany Corporation (incorporated herein by reference to Exhibit 10(p) to the 1995 10-K)
10(q)*     Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum
10(r)*     Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stewart H. Wahrsager
10(s)*     Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut
10(t)*     Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stephen M. Johnson
10(u)*     Employment Agreement, dated as of April 26, 1996, by and between Alpine and David S. Aldridge
10(v)      Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS H-28, Inc.
            and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995
            10-K)
10(w)      Loan and Security Agreement, dated as of July 21, 1995, by and between Alpine, Shawmut Capital
            Corporation, Nationsbank of Georgia, N.A., and Creditanstalt Corporation Finance, Inc. (incorporated herein by reference to Exhibit 10(y) to the 1995 10-K)
10(x)      Amendment dated as of June 30, 1995, to Amended and Restated Debt Exchange Agreement dated as of
            October 11, 1984, among Alpine and certain debtholders of Adience, as listed therein (incorporated herein by reference to Exhibit 10(bb) to the 1995 10-K)
10(y)      Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between Adience and IBJ dated as of June 30, 1993 (incorporated herein by reference to Exhibit 10(cc) to the 1995 10-K)
10(z)      Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Superior Telecommunications Inc.,
            Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee (incorporated herein by reference to Exhibit 10(ee) to the 1995 10-K)
10(aa)     Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland (incorporated herein by reference to Exhibit 10(ff) to the 1995 10-K)
12         Computation of ratio of earnings to fixed charges.
21*        List of Subsidiaries
23(a)*     Consent of Arthur Andersen LLP
27*        Financial Data Schedule
28*        Alpine is herewith filing as exhibits the following financial statements relating to Alpine's subsidiaries, Superior and Adience, each of which has guaranteed Alpine's 12 1/2% Senior Secured Notes due 2003, and the stock of each of which subsidiaries has been pledged to secure such Notes.

    ADIENCE, INC.

        Consolidated Financial Statements:

        Consolidated balance sheets at April 30, 1995 and April 30, 1996

        Consolidated statements of operations for the period from December 21, 1994 to April 30, 1995 and the year ended April 30, 1996.

        Consolidated statement of stockholder's equity for the period from December 21, 1994 to April 30, 1995 and the year ended April 30, 1996.

        Consolidated statements of cash flows for the period from December 21, 1994 to April 30, 1995 and the year ended April 30, 1996.

        Notes to consolidated financial statements

    SUPERIOR TELECOMMUNICATIONS INC.

        Consolidated Financial Statements:

        Consolidated balance sheets at April 30, 1995 and April 28, 1996

        Consolidated statements of operations and retained earnings for the period from November 11, 1993 to May 1, 1994 and the years ended April 30, 1995 and April 28, 1996.

        Consolidated statements of cash flows for the period from November 11, 1993 to May 1, 1994 and the years ended April 30, 1995 and April 28, 1996.

        Notes to consolidated financial statements
- ------------------------
*Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July , 1996

                                          THE ALPINE GROUP, INC.

                                          By:

                                             -----------------------------------
                                                      Steven S. Elbaum
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              Chairman of the Board and Chief
- -------------------------------------------    Executive Officer (principal    July 26, 1996
              Steven S. Elbaum                 executive officer)

                                              Vice President and Treasurer
- -------------------------------------------    (principal financial and        July 26, 1996
             David S. Aldridge                 accounting officer)

- -------------------------------------------
           Kenneth G. Byers, Jr.              Director                         July 26, 1996

- -------------------------------------------
             Randolph Harrison                Director                         July 26, 1996

- -------------------------------------------
              John C. Jansing                 Director                         July 26, 1996

- -------------------------------------------
           Ernest C. Janson, Jr.              Director                         July 26, 1996

- -------------------------------------------
              James R. Kanely                 Director                         July 26, 1996

- -------------------------------------------
               Gene E. Lewis                  Director                         July 26, 1996

- -------------------------------------------
               Bragi F. Schut                 Director                         July 26, 1996

                         INDEX TO FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants.............................................        F-2
Consolidated balance sheets at April 30, 1995 and 1996...............................        F-3
Consolidated statements of operations for the years ended April 30, 1994, 1995 and
 1996................................................................................        F-4
Consolidated statements of stockholders' equity for the three years ended April 30,
 1996................................................................................        F-5
Consolidated statements of cash flows for the years ended April 30, 1994, 1995 and
 1996................................................................................        F-8
Notes to consolidated financial statements...........................................       F-10

SCHEDULE:

Schedule I -- Condensed Financial Information of Registrant (Parent Company).........       F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Alpine Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. ("Alpine") (a Delaware corporation) and subsidiaries as of April 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These consolidated financial statements and the financial statement schedule referred to below are the responsibility of Alpine's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Alpine Group, Inc. and subsidiaries as of April 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

    Our audits were  made for the  purpose of  forming an opinion  on the  basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for the purpose of complying with the
Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
June 14, 1996

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                              APRIL 30,
                                                                         --------------------
                                                                           1995       1996
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents............................................  $  15,546  $   1,119
  Marketable securities................................................      1,495      7,713
  Accounts receivable (less allowance for doubtful accounts of $956 in
   1995 and $506 in 1996)..............................................     41,255     60,670
  Inventories..........................................................     35,242     68,990
  Other current assets.................................................      5,347      7,850
                                                                         ---------  ---------
    Total current assets...............................................     98,885    146,342
Property, plant, and equipment, net....................................     52,240     99,425
Long-term investments and other assets.................................     16,941     26,403
Goodwill and other intangibles, net....................................     65,712     82,734
                                                                         ---------  ---------
    Total assets.......................................................  $ 233,778  $ 354,904
                                                                         ---------  ---------
                                                                         ---------  ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings................................................  $  33,135  $  --
  Current portion of long-term debt....................................      2,022      2,132
  Accounts payable.....................................................     31,655     53,167
  Accrued expenses.....................................................     24,993     40,364
                                                                         ---------  ---------
    Total current liabilities..........................................     91,805     95,663
                                                                         ---------  ---------
Long-term debt, less current portion...................................     84,022    207,645
                                                                         ---------  ---------
Other long-term liabilities............................................      7,560      6,632
                                                                         ---------  ---------
Adience acquisition obligation.........................................      5,733      1,828
                                                                         ---------  ---------
Commitments and contingencies
Stockholders' equity:
  8% cumulative convertible preferred stock at liquidation value.......     11,823      9,831
  9% cumulative convertible preferred stock at liquidation value.......      1,927      1,927
  8.5% cumulative convertible preferred stock at liquidation value.....      3,500     --
  Common stock, $.10 par value; authorized 25,000,000 shares;
   17,429,141 shares issued in 1995 and 19,307,012 shares issued in
   1996................................................................      1,743      1,931
  Capital in excess of par value.......................................    103,114    113,843
  Cumulative translation adjustment....................................        144        (82)
  Accumulated deficit..................................................    (76,050)   (78,998)
                                                                         ---------  ---------
                                                                            46,201     48,452
Less: shares of common stock in treasury, at cost; 1995, 233,290
 shares; 1996, 1,025,496 shares........................................     (1,229)    (4,806)
  Receivable from stockholders.........................................       (314)      (510)
                                                                         ---------  ---------
  Total stockholders' equity...........................................     44,658     43,136
                                                                         ---------  ---------
    Total liabilities and stockholders' equity.........................  $ 233,778  $ 354,904
                                                                         ---------  ---------
                                                                         ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED APRIL 30,
                                                              -------------------------------
                                                                1994       1995       1996
                                                              ---------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)

Net sales...................................................  $  68,510  $ 198,135  $ 524,113
Cost of goods sold..........................................     56,250    169,125    453,785
                                                              ---------  ---------  ---------
  Gross profit..............................................     12,260     29,010     70,328
Selling, general and administrative.........................     12,168     20,487     35,148
Amortization of goodwill and other intangible charges.......      2,292      1,527      2,658
                                                              ---------  ---------  ---------
  Operating income (loss)...................................     (2,200)     6,996     32,522
Interest income.............................................        242        345      2,146
Interest expense............................................     (2,363)    (8,197)   (27,795)
Other income (expense), net.................................       (506)        28         22
                                                              ---------  ---------  ---------
  Income (loss) from continuing operations before income
   taxes....................................................     (4,827)      (828)     6,895
Provision for income taxes..................................        (68)      (348)    (1,676)
                                                              ---------  ---------  ---------
  Income (loss) from continuing operations..................     (4,895)    (1,176)     5,219
Loss from discontinued operations...........................    (25,236)    (4,868)    (2,213)
                                                              ---------  ---------  ---------
  Income (loss) before extraordinary item...................    (30,131)    (6,044)     3,006
Extraordinary (loss) on early extinguishment of debt........        (47)    --         (4,856)
                                                              ---------  ---------  ---------
    Net (loss)..............................................    (30,178)    (6,044)    (1,850)
Preferred stock dividends...................................        414        801      1,098
                                                              ---------  ---------  ---------
  (Loss) applicable to common stock.........................  $ (30,592) $  (6,845) $  (2,948)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Income (loss) per share of common stock:
  Continuing operations.....................................  $   (0.38) $   (0.11) $    0.23
  Discontinued operations...................................      (1.78)     (0.27)     (0.12)
  Extraordinary (loss) on early extinguishment of debt......     --         --          (0.27)
                                                              ---------  ---------  ---------
    Net (loss) per share of common stock....................  $   (2.16) $   (0.38) $   (0.16)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 1996

                                                                                                                   8.5%
                                                                                                                CUMULATIVE
                                                                                          9% CUMULATIVE         CONVERTIBLE
                                                                                           CONVERTIBLE           PREFERRED
                                                COMMON STOCK            CAPITAL          PREFERRED STOCK           STOCK
                                          -------------------------    IN EXCESS    -------------------------   -----------
                                            SHARES        AMOUNT        OF PAR        SHARES        AMOUNT        SHARES
                                          -----------   -----------   -----------   -----------   -----------   -----------
                                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30, 1993...............   10,435,922   $    1,044    $   43,961         4,677    $    4,677        --
Compensation expense related to stock
 options and grants.....................                                     419
Dividends on preferred stock............
Issuance of stock in subsidiary.........                                      27
Shares issued pursuant to employment
 agreements.............................        4,974                         48
Exercise of stock options...............      298,905           30           966
Exercise of warrant.....................       50,000            5           145
Conversion of convertible notes.........       82,403            8           308
Issuance of 8.5% cumulative convertible
 preferred stock........................                                    (300)                                    5,000
Conversion of convertible preferred
 stock..................................      553,884           55         3,445        (2,000)       (2,000)       (1,500)
Shares issued in connection with the
 early extinguishment of debt...........       15,715            2           179
Shares issued for directors' fees.......                                     (10)
Acquisition of Alpine PolyVision, Inc.
 minority interest......................    2,164,099          217        19,260
Acquisition of Superior
 Telecommunications, Inc................    4,467,610          447        41,145
Net (loss) for the year ended April 30,
 1994...................................
                                          -----------   -----------   -----------   -----------   -----------   -----------
Balance at April 30, 1994...............   18,073,512   $    1,808    $  109,593         2,677    $    2,677         3,500
                                          -----------   -----------   -----------   -----------   -----------   -----------
                                          -----------   -----------   -----------   -----------   -----------   -----------


                                                                           TREASURY STOCK         RECEIVABLE
                                                        ACCUMULATED   -------------------------      FROM
                                            AMOUNT        DEFICIT       SHARES        AMOUNT      STOCKHOLDER      TOTAL

                                          -----------   -----------   -----------   -----------   -----------   -----------

Balance at April 30, 1993...............      --        $  (38,613)       (36,227)  $     (153)   $     (314)   $    10,602

Compensation expense related to stock
 options and grants.....................                                                                                419

Dividends on preferred stock............                      (414)                                                    (414)

Issuance of stock in subsidiary.........                                                                                 27

Shares issued pursuant to employment
 agreements.............................                                                                                 48

Exercise of stock options...............                                                                                996

Exercise of warrant.....................                                                                                150

Conversion of convertible notes.........                                                                                316

Issuance of 8.5% cumulative convertible
 preferred stock........................       5,000                                                                  4,700

Conversion of convertible preferred
 stock..................................      (1,500)
Shares issued in connection with the
 early extinguishment of debt...........                                                                                181

Shares issued for directors' fees.......                                   21,716           92                           82

Acquisition of Alpine PolyVision, Inc.
 minority interest......................                                                                             19,477

Acquisition of Superior
 Telecommunications, Inc................                                                                             41,592

Net (loss) for the year ended April 30,
 1994...................................                   (30,178)                                                 (30,178)

                                          -----------   -----------   -----------   -----------   -----------   -----------

Balance at April 30, 1994...............  $    3,500    $  (69,205)       (14,511)  $      (61)   $     (314)   $    47,998

                                          -----------   -----------   -----------   -----------   -----------   -----------

                                          -----------   -----------   -----------   -----------   -----------   -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                    FOR THE THREE YEARS ENDED APRIL 30, 1996

                                                                        9% CUMULATIVE         8% CUMULATIVE
                                                          CAPITAL        CONVERTIBLE           CONVERTIBLE
                                     COMMON STOCK           IN         PREFERRED STOCK       PREFERRED STOCK
                                ----------------------    EXCESS     -------------------   -------------------
                                  SHARES       AMOUNT     OF PAR      SHARES     AMOUNT     SHARES     AMOUNT
                                -----------   --------   ---------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30, 1994.....   18,073,512   $ 1,808    $ 109,593     2,677    $ 2,677       --         --
Compensation expense related
 to stock options and
 grants.......................      114,579        11          377
Dividends on preferred
 stock........................
Foreign currency
 translation..................
Conversion of convertible
 preferred stock..............      140,000        14          736      (750)      (750)
Conversion of convertible
 notes........................        7,165         1           40
Exercise of stock options.....       93,885         9          247
Shares issued for directors'
 fees.........................                                  21
Purchase of treasury stock....
Exchange of common stock for
 preferred stock..............   (1,000,000)     (100)      (7,900)                         160,000      8,000
Acquisition of Adience,
 Inc..........................                                                               82,267      4,113
Repurchase of preferred
 stock........................                                                               (5,787)      (290)
Net (loss) for the year ended
 April 30, 1995...............
                                -----------   --------   ---------   --------   --------   --------   --------
Balance at April 30, 1995.....   17,429,141   $ 1,743    $ 103,114     1,927    $ 1,927     236,480   $ 11,823
                                -----------   --------   ---------   --------   --------   --------   --------
                                -----------   --------   ---------   --------   --------   --------   --------


                                  8.5% CUMULATIVE

                                    CONVERTIBLE
                                  PREFERRED STOCK                   FOREIGN       TREASURY STOCK      RECEIVABLE
                                -------------------   ACCUMULATED   CURRENCY    -------------------      FROM
                                 SHARES     AMOUNT     DEFICIT     TRANSLATION   SHARES     AMOUNT    STOCKHOLDERS  TOTAL
                                --------   --------   ----------   ----------   --------   --------   ----------   --------

Balance at April 30, 1994.....    3,500    $ 3,500    $ (69,205)      --         (14,511)  $   (61)   $    (314)   $ 47,998
Compensation expense related
 to stock options and
 grants.......................                                                                                          388
Dividends on preferred
 stock........................                             (801)                                                       (801)
Foreign currency
 translation..................                                           144                                            144
Conversion of convertible
 preferred stock..............
Conversion of convertible
 notes........................                                                                                           41
Exercise of stock options.....                                                                                          256
Shares issued for directors'
 fees.........................                                                    10,221        43                       64
Purchase of treasury stock....                                                  (229,000)   (1,211)                  (1,211)
Exchange of common stock for
 preferred stock..............
Acquisition of Adience,
 Inc..........................                                                                                        4,113
Repurchase of preferred
 stock........................                                                                                         (290)
Net (loss) for the year ended
 April 30, 1995...............                           (6,044)                                                     (6,044)
                                --------   --------   ----------       -----    --------   --------   ----------   --------
Balance at April 30, 1995.....    3,500    $ 3,500    $ (76,050)   $     144    (233,290)  $(1,229)   $    (314)   $ 44,658
                                --------   --------   ----------       -----    --------   --------   ----------   --------
                                --------   --------   ----------       -----    --------   --------   ----------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                    FOR THE THREE YEARS ENDED APRIL 30, 1996

                                                                        9% CUMULATIVE         8% CUMULATIVE
                                                          CAPITAL        CONVERTIBLE           CONVERTIBLE
                                     COMMON STOCK           IN         PREFERRED STOCK       PREFERRED STOCK
                                ----------------------    EXCESS     -------------------   -------------------
                                  SHARES       AMOUNT     OF PAR      SHARES     AMOUNT     SHARES     AMOUNT
                                -----------   --------   ---------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30, 1995.....   17,429,141   $ 1,743    $ 103,114     1,927    $ 1,927     236,480   $ 11,823
Compensation expense related
 to stock options and
 grants.......................      123,584        12          591
Loans to stockholders.........
Dividends on preferred
 stock........................
Foreign currency
 translation..................
Conversion of convertible
 preferred stock..............      737,476        74        3,804
Conversion of convertible
 notes........................       51,483         5          246
Exercise of stock options.....       46,060         5          115
Shares issued for directors'
 fees.........................                                 (18)
Purchase of treasury stock....
Retirement of Adience 11%
 Senior Notes.................                                                               44,900      2,244
Adience acquisition and debt
 exchange reset...............      919,268        92        4,945                          (84,731)    (4,236)
PolyVision merger and
 distribution.................                               1,046
Net (loss) for the year ended
 April 30, 1996...............
                                -----------   --------   ---------   --------   --------   --------   --------
Balance at April 30, 1996.....   19,307,012   $ 1,931    $ 113,843     1,927    $ 1,927     196,649   $  9,831
                                -----------   --------   ---------   --------   --------   --------   --------
                                -----------   --------   ---------   --------   --------   --------   --------


                                  8.5% CUMULATIVE

                                    CONVERTIBLE
                                  PREFERRED STOCK                   FOREIGN       TREASURY STOCK      RECEIVABLE
                                -------------------   ACCUMULATED   CURRENCY    -------------------      FROM
                                 SHARES     AMOUNT     DEFICIT     TRANSLATION   SHARES     AMOUNT    STOCKHOLDERS  TOTAL
                                --------   --------   ----------   ----------   --------   --------   ----------   --------

Balance at April 30, 1995.....    3,500    $ 3,500    $ (76,050)   $     144    (233,290)  $(1,229)   $    (314)   $ 44,658
Compensation expense related
 to stock options and
 grants.......................                                                                                          603
Loans to stockholders.........                                                                             (196)       (196)
Dividends on preferred
 stock........................                           (1,098)                                                     (1,098)
Foreign currency
 translation..................                                          (226)                                          (226)
Conversion of convertible
 preferred stock..............   (3,500)    (3,500)                                                                     378
Conversion of convertible
 notes........................                                                     5,000        20                      271
Exercise of stock options.....                                                                                          120
Shares issued for directors'
 fees.........................                                                    11,042        59                       41
Purchase of treasury stock....                                                  (808,248)   (3,656)                  (3,656)
Retirement of Adience 11%
 Senior Notes.................                                                                                        2,244
Adience acquisition and debt
 exchange reset...............                                                                                          801
PolyVision merger and
 distribution.................                                                                                        1,046
Net (loss) for the year ended
 April 30, 1996...............                           (1,850)                                                     (1,850)
                                --------   --------   ----------   ----------   --------   --------   ----------   --------
Balance at April 30, 1996.....    --         --       $ (78,998)   $     (82)   (1,025,496) $(4,806)  $    (510)   $ 43,136
                                --------   --------   ----------   ----------   --------   --------   ----------   --------
                                --------   --------   ----------   ----------   --------   --------   ----------   --------

 The accompanying notes are an integral part of these consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED APRIL 30,
                                                                        -------------------------------
                                                                          1994       1995       1996
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Income (loss) from continuing operations............................  $  (4,895) $  (1,176) $   5,219
  Adjustments to reconcile income (loss) to net cash provided by (used for) operations:
    Depreciation and amortization.....................................      4,425      6,169     12,566
    Amortization of deferred financing costs and accretion of debt
     discount.........................................................        232        885      2,564
    Compensation expense related to stock options and grants..........        497        388        603
    Other, net........................................................        651         30        271
  Change in assets and liabilities, net of effects from companies acquired:
    Accounts receivable...............................................     (3,409)    (8,001)     8,165
    Inventories.......................................................      2,157     (3,164)      (975)
    Other current assets..............................................         31       (659)      (187)
    Other assets......................................................        (95)    (2,126)      (268)
    Accounts payable and accrued expenses.............................       (219)    11,123      9,966
    Other long-term liabilities.......................................        224       (288)       454
                                                                        ---------  ---------  ---------
  Cash provided by (used for) continuing operations...................       (401)     3,181     38,378
                                                                        ---------  ---------  ---------
  (Loss) from discontinued operations.................................    (25,236)    (4,868)    (2,213)
  Adjustments to reconcile (loss) to net cash (used for) discontinued
   operations:
    Depreciation and amortization.....................................      1,032        746     --
    Loss recognized on purchase of R&D and other related charges......     21,312     --         --
    Change in net assets..............................................        (74)       (11)     1,257
                                                                        ---------  ---------  ---------
    Cash (used for) discontinued operations...........................     (2,966)    (4,133)      (956)
                                                                        ---------  ---------  ---------
Cash provided by (used for) operating activities......................     (3,367)      (952)    37,422
                                                                        ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures for continuing operations......................     (1,565)    (2,275)    (6,228)
  Capital expenditures for acquisition of BICC assets.................     --         --         (5,447)
  Capital expenditures for discontinued operations....................       (397)      (360)    --
  Acquisitions, net of cash acquired..................................    (19,197)       802   (105,216)
  (Investment in) proceeds from sale of marketable securities.........     (1,268)       477     (6,218)
  Advances to PolyVision Corporation..................................     --         --         (3,086)
  Other...............................................................     --            124       (222)
                                                                        ---------  ---------  ---------
Cash (used for) investing activities..................................    (22,427)    (1,232)  (126,417)
                                                                        ---------  ---------  ---------
Cash flows from financing activities:
  Short-term borrowings (repayments)..................................       (118)    20,685    (21,000)
  Borrowings under revolving credit facilities, net...................      7,271     (1,530)    16,643
  Long-term borrowings of continuing operations.......................     17,034        636    281,726
  Long-term borrowings of discontinued operations.....................        690     --         --
  Repayments of long-term borrowings of continuing operations.........     (3,771)    (3,408)  (185,776)
  Repayments of long-term borrowings of discontinued
   operations.........................................................        (54)       (70)    --
  Proceeds from exercise of stock options.............................      1,072        256        120
  Capitalized financing costs.........................................     --         --        (12,573)
  Issuance of preferred stock, net....................................      4,278     --         --
  Dividends on preferred stock........................................       (414)      (505)      (720)
  Purchase of treasury shares.........................................     --         (1,211)    (3,656)
  Other...............................................................         27        370       (196)
                                                                        ---------  ---------  ---------
Cash provided by financing activities.................................     26,015     15,223     74,568
                                                                        ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..................        221     13,039    (14,427)
Cash and cash equivalents at beginning of year........................      2,286      2,507     15,546
                                                                        ---------  ---------  ---------
Cash and cash equivalents at end of year..............................  $   2,507  $  15,546  $   1,119
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                           YEAR ENDED APRIL 30,
                                                                      -------------------------------
                                                                        1994       1995       1996
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Supplemental Disclosures:
  Cash interest paid................................................  $   1,579  $   5,615  $  19,810
                                                                      ---------  ---------  ---------
Noncash investing and financing activities:
  Exchange of common stock for preferred stock:
    Preferred stock acquired........................................  $   3,500  $     750  $   7,736
                                                                      ---------  ---------  ---------
    Dividends on preferred stock exchanged..........................                        $     451
                                                                                            ---------
    Common stock issued.............................................  $   3,500  $     750  $   8,915
                                                                      ---------  ---------  ---------
  Exchange of preferred stock for common stock:
    Common stock acquired...........................................             $   8,000
                                                                                 ---------
    Preferred stock issued..........................................             $   8,000
                                                                                 ---------
  Preferred stock issued in connection with the retirement of
   Adience 11% Senior Notes.........................................                        $   2,244
                                                                                            ---------
  Common stock issued in connection with the acquisition of minority interest in Alpine Polyvision, Inc...............................  $  19,477
                                                                      ---------
  Common stock issued in connection with the purchase of an R&D
   partnership interest.............................................  $   1,251
                                                                      ---------
  Common stock of a subsidiary issued in connection with the
   purchase of an R&D partnership]interest..........................  $   1,664
                                                                      ---------
Acquisition of businesses:
  Assets, net of cash acquired......................................  $ (93,018) $(107,837) $(126,127)
  Common stock issued...............................................     41,592     --         --
  Preferred stock issued............................................     --          4,113     --
  Contingent consideration..........................................     --          5,733     --
  Liabilities assumed...............................................     32,229     98,793     22,718
                                                                      ---------  ---------  ---------
  Net cash (paid) received..........................................  $ (19,197) $     802  $(103,409)
                                                                      ---------  ---------  ---------
Conversion of notes and exchange of debentures:
  Conversions and retirements of debt...............................  $     625  $      38  $     300
                                                                      ---------  ---------  ---------
  Fair value of common stock issued.................................  $     674  $      41  $     251
                                                                      ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. ("Alpine") and its subsidiaries (collectively "Alpine" or the "Company", unless the content otherwise requires). Alpine's consolidated financial statements are prepared in accordance with generally accepted accounting principles which requires that management make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987.

    The   consolidated   financial   statements   include   all   majority-owned
subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Alpine conducts business in three industry segments: telecommunication wire and cable products (through Superior Telecommunications Inc. -- "Superior"); refractory products (through Adience Inc. -- "Adience") and data communications and electronics (through DNE Systems Inc. -- "DNE"). Superior is a leading manufacturer of copper telecommunication wire and cable products for the local loop segment of the telecommunications network. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switch or central office. Superior contributed more than 70% of Alpine's fiscal 1996 consolidated revenues. Adience is one of the largest U.S. manufacturers and installers of specialty refractory products, which are used primarily by the iron and steel industry. Specialty refractory products are consumable materials used as insulation on surfaces exposed to high temperatures such as those generated by molten metals. Adience contributed more than 20% of Alpine's fiscal 1996 consolidated revenues. DNE develops and manufactures data communications and other equipment, including multiplexers for defense, government and commercial applications and provides contract manufacturing services to the electronics industry. DNE's revenues comprised less than 10% of Alpine's fiscal 1996 consolidated revenues.

    CONTRACT REVENUE RECOGNITION

    Revenues related to certain of DNE's and Adience's long-term contracts are recognized by the percentage of completion method measured on the basis of costs incurred to estimated total costs which approximates contract performance to date. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss. Recognized revenue is that percentage of total contractual revenue that incurred costs to date bear to estimated total costs after giving effect to the most recent estimates of costs to complete. All other revenues are recognized when the products are delivered or services performed.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories, other than inventoried costs relating to DNE's long- term contracts, are stated at the lower of cost or market, using the first-in, first-out (FIFO) or average cost method. Inventoried costs relating to DNE's long-term contracts and programs are stated at actual production cost, including factory overhead, initial tooling and other related nonrecurring costs, reduced by the cost related to revenue recognized. Included in the accompanying consolidated balance sheets are inventories of DNE relating to contracts and programs having production cycles longer than one year.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Buildings and improvements................................  5 to 32 years
Machinery and equipment...................................  3 to 12 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement, or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL AND OTHER INTANGIBLES

    The excess of the purchase price over the net identifiable assets of businesses acquired by Alpine is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill intangibles at April 30, 1995, and 1996 was $2.3 million and $5.0 million, respectively. Alpine periodically reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this statement had no effect on Alpine's consolidated financial position or results of operations as of, or for the years ended, April 30, 1995 and 1996. During fiscal 1994, Alpine expensed $1.5 million of unamortized intangible assets relating to a DNE product line which was not forecasted to generate sufficient income to recover the carrying value of such intangible asset.

    DEFERRED FINANCING COSTS

    The costs incurred in connection with certain debt financings are included in the consolidated balance sheets in long-term investments and other assets and are being amortized through the relevant maturity dates of the outstanding debt.

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

    CONCENTRATIONS OF CREDIT RISK

    During fiscal 1994, 1995, and 1996, sales to the six regional Bell operating companies and three major independent telephone companies represented 74%, 78%, and 90%, respectively, of Superior's net sales. At April 30, 1995 and 1996, accounts receivable from these customers were $14.0 million, and $41.9 million, respectively.

    At April 30, 1995 and 1996, Adience accounts receivable from customers in the iron and steel industry were $10.7 million and $13.1 million, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation.

2.  INVESTMENTS
    Effective May 1, 1993, Alpine began accounting for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain investments in Debt and Equity Securities" ("SFAS No. 115"). This statement requires that the Company's investments in equity securities be classified as "trading securities" or "available for sale securities". The Company's short-term investments are comprised of marketable securities, all classified as trading securities. In accordance with SFAS No. 115, net unrealized holding gains and losses are included in net earnings and net realized gains and losses are determined on the specific identification cost basis. The Company's long-term equity investment in PolyVision Corporation ("PolyVision") (see Note 6) is classified as an equity security available for sale and in accordance with SFAS No. 115 unrealized gains and losses, if any, would be included as a component of stockholders' equity until realized. The adoption of this statement did not have a material impact on Alpine's consolidated financial position or results of operations for the year ended April 30, 1994.

3.  INVENTORIES
    The components of inventories are as follows:

                                                                        1995       1996
                                                                      ---------  ---------
                                                                         (IN THOUSANDS)
Raw materials.......................................................  $  11,969  $  14,885
Work in process.....................................................      8,716     14,870
Finished goods......................................................     14,557     39,235
                                                                      ---------  ---------
                                                                      $  35,242  $  68,990
                                                                      ---------  ---------
                                                                      ---------  ---------

4.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consists of the following:

                                                                      1995        1996
                                                                    ---------  -----------
                                                                        (IN THOUSANDS)
Land..............................................................  $   2,547  $     4,408
Buildings and improvements........................................     16,853       26,755
Machinery and equipment...........................................     39,774       84,712
                                                                    ---------  -----------
                                                                       59,174      115,875
Less: accumulated depreciation....................................      6,934       16,450
                                                                    ---------  -----------
                                                                    $  52,240  $    99,425
                                                                    ---------  -----------
                                                                    ---------  -----------

    Depreciation expense for the years ended April 30, 1994, 1995 and 1996 was $2.1 million, $4.6 million, and $9.9 million, respectively.

5.  DISCONTINUED OPERATIONS
    In fiscal 1995, Alpine adopted a plan to dispose of its information display segment consisting of its interest in Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid") resulting in the historical financial statements of Alpine being restated to reflect these operations as discontinued. In May 1995, APV and Posterloid were merged (the "PolyVision Merger") into PolyVision Corporation

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  DISCONTINUED OPERATIONS (CONTINUED)
("PolyVision") (formerly Information Display Technology, Inc.), a subsidiary of Adience (See Note 6). Prior to the merger Alpine's ownership in PolyVision, APV and Posterloid was 70%, 98% and 100%, respectively.

    Following the PolyVision Merger, Alpine owned 98% of PolyVision's outstanding preferred stock with a liquidation preference of $25.0 million and 94% of the outstanding PolyVision common stock. In accordance with FASB Technical Bulletin 85-5, the increase in equity ownership from 70% to 94% was recorded as the acquisition of a minority interest at its estimated fair value. Because the minority interest was acquired by an Alpine subsidiary issuing stock, and because Alpine subsequently distributed to its stockholders most of the PolyVision common stock owned by it, the excess of the fair value of the minority interest acquired over the book value of the interests given up in APV and Posterloid, has been added, net of tax impact, directly to capital surplus.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock (the "PolyVision Spin-Off"). This distribution, when combined with shares of PolyVision common stock used as partial consideration in connection with the Adience Acquisition and the retirement of the Adience 11% Senior Secured Notes (the "Adience Senior Notes") (see Notes 6 and 9), resulted in the ownership by Alpine of less than 20% of the outstanding shares of PolyVision common stock. Accordingly, Alpine is accounting for its remaining PolyVision investment at its fair value as a security available-for-sale, which amount ($11.5 million at April 30, 1996) is included in long-term investments and other assets in the accompanying balance sheet. Because the shares of PolyVision common stock distributed had a negative book value, Alpine's stockholders' equity was not reduced by the PolyVision Spin-Off.

    During fiscal 1996 the Company recorded a loss from discontinued operations of $2.2 million, net of applicable taxes. The loss included a one-time $1.6 million charge related to certain contractual employee termination matters associated with the distribution of PolyVision.

6.  ACQUISITIONS

    ALCATEL ACQUISITION

    On May 11, 1995, Alpine completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA"), which was financed with the proceeds of the sale by Superior of $140.0 million aggregate principal amount of notes (the "Alcatel Acquisition Notes"). The Alcatel Acquisition Notes were subsequently redeemed with the proceeds of Alpine's refinancing (see Note 9).

    The following reflects the allocation of the purchase price to the net assets of the Alcatel Business based upon the estimated fair values of such assets:

                                                                                AMOUNT
                                                                             -------------
                                                                                  (IN
                                                                              THOUSANDS)
Acquisition cost...........................................................   $   103,409
Less, historical book value of net assets at May 11, 1995..................       (80,909)
Write-up of property, plant and equipment..................................        (5,718)
Accrual of Alcatel employee relocation and severance costs.................           500
                                                                             -------------
Acquisition goodwill.......................................................   $    17,282
                                                                             -------------
                                                                             -------------

    The acquisition cost of $103.4 million includes $102.9 million paid in cash to Alcatel NA, and acquisition expenses of approximately $500,000.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  ACQUISITIONS (CONTINUED)
    The Alcatel Acquisition has been accounted for using the purchase method, and accordingly, the results of operations of the Alcatel Business are included in the Company's consolidated results on a prospective basis from the date of the acquisition. Goodwill is being amortized over 30 years.

    ADIENCE ACQUISITION

    On December 21, 1994, Alpine acquired 82.3% of the outstanding common stock of Adience which, when combined with Adience common stock previously purchased by Alpine, resulted in Alpine owning 87.2% of Adience's outstanding common stock on such date (the "Adience Acquisition"). Initial consideration paid in the Adience Acquisition consisted of 82,267 shares of Alpine's 8% cumulative convertible senior preferred stock ("8% Preferred Stock"), with a liquidation preference of $4.1 million, 170,615 shares of PolyVision common stock and $2.6 million in cash which included payment of expenses associated with the acquisition. On July 21, 1995, Alpine acquired the remaining 12.8% of Adience common stock for $1.8 million in cash.

    The terms under which the aforementioned PolyVision common stock was delivered by Alpine to the Adience stockholders included a valuation reset under certain conditions. The valuation reset required Alpine to deliver additional consideration payable at the option of Alpine in either Alpine 8% Preferred Stock, additional shares of PolyVision common stock, or a combination of both. The valuation reset is payable in an amount equal to 170,615 (the number of PolyVision common shares originally delivered), multiplied by the difference (the "Valuation Difference"), if any, between $33.60 and the greater of: (1) the average closing price for a share of PolyVision common stock on the 20 trading days preceding August 1, 1995, and (2) $11.25 per share.

    During fiscal 1996, certain of the former Adience stockholders agreed to exchange 39,825 shares of the 8% Preferred Stock received in the Adience Acquisition and terminate the right to receive $1.9 million in additional consideration payable under the aforementioned valuation reset, in consideration for the issuance by Alpine of 491,184 shares of Alpine common stock and the delivery of 129,542 additional shares of PolyVision common stock. The excess of the amount of valuation reset consideration due ($1.9 million) over the fair market value of the consideration issued in this transaction was accounted for as a reduction in the purchase price for Adience's common stock.

    Also in connection with the Adience Acquisition, Alpine entered into a debt exchange agreement with the holders of a majority of Adience's 11% Senior Notes. The debt exchange agreement, which was completed on July 21, 1995, resulted in Alpine retiring $44.1 million aggregate principle amount of Adience's 11% Senior Notes ($40.1 million recorded amount) for $35.3 million in cash, 44,900 shares of 8% Preferred Stock with a liquidation preference of $2.2 million, and 66,801 shares of PolyVision common stock, subject to a valuation reset under certain conditions. The valuation reset required Alpine to deliver to the former Adience note holders an amount equal to 66,801 multiplied by the Valuation Difference (as defined above). On October 31, 1995, the former Adience note holders agreed to exchange the 44,900 shares of 8% Preferred Stock received in the debt exchange and terminate the right to receive $1.5 million in value under the valuation reset, in consideration for the issuance by Alpine of 428,084 shares of Alpine common stock and the delivery of 121,929 additional shares of PolyVision common stock. The difference between the recorded value of the Adience 11% Senior Notes and the value of the exchange consideration paid or issued by Alpine in the debt exchange has been recorded as a reduction in the purchase price for Adience's common stock.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations which give effect to the Alcatel Acquisition and Adience Acquisition as if both transactions had occurred on May 1, 1994 are presented below. The

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  ACQUISITIONS (CONTINUED)
pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                    PRO FORMA
                                                                                   (UNAUDITED)
                                                                             ------------------------
                                                                                1995         1996
                                                                             -----------  -----------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                PER SHARE AMOUNTS)
Net sales..................................................................  $   469,572  $   531,634
Income (loss) from continuing operations before income taxes...............       (5,888)       6,973
Income (loss) from continuing operations before extraordinary item.........       (6,236)       5,297

(Loss) from discontinued operations........................................       (4,868)      (2,213)
Extraordinary (loss) on early extinguishment of debt.......................      --            (4,856)
Net (loss).................................................................      (11,104)      (1,772)
Income (loss) per share of common stock:
  Continuing operations....................................................  $     (0.42) $      0.22
  Discontinued operations..................................................        (0.27)       (0.12)
  Extraordinary (loss) on early extinguishment of debt.....................      --             (0.27)
Net (loss).................................................................        (0.69)       (0.17)

    SUPERIOR ACQUISITION

    On November 9, 1993, Alpine's stockholders approved an Agreement and Plan of Merger pursuant to which Superior's parent merged into Alpine, resulting in Superior becoming a wholly-owned subsidiary of Alpine. Alpine paid approximately $19.2 million in cash (including approximately $2.2 million in merger-related expenses), issued 4,467,610 shares of its common stock (subject to adjustments for redemption of fractional shares) and assumed existing stock options as consideration for the merger.

    The merger was accounted for using the purchase method and, accordingly, Superior's results of operations have been included in Alpine's consolidated results on a prospective basis from the date of the merger. The total purchase price paid for Superior (including merger related expenses) amounted to $60.8 million and has been allocated to the fair market value of Superior's assets and liabilities as of the merger date resulting in goodwill of approximately $29.3 million. Goodwill is being amortized on a straight line basis over 30 years.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  LONG-TERM INVESTMENTS AND OTHER ASSETS
    Long-term investments and other assets consist of the following:

                                                                                  1995       1996
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Investment in PolyVision (a)..................................................  $  11,202  $  11,502
Advances to PolyVision (b)....................................................     --          3,086
Deferred financing charges (net of accumulated amortization)..................      2,561      8,483
Other assets..................................................................      3,178      3,332
                                                                                ---------  ---------
                                                                                $  16,941  $  26,403
                                                                                ---------  ---------
                                                                                ---------  ---------

- ------------------------
(a) Reflects the investment in PolyVision remaining after the PolyVision spin-off. Alpine's investment in PolyVision consists of $25.0 million face amount of PolyVision 8% preferred stock and PolyVision common stock.

(b) In connection with the PolyVision Merger, Alpine entered into an agreement with PolyVision pursuant to which Alpine agreed to lend to PolyVision from time to time prior to May 24, 1997, up to $5.0 million to be used by PolyVision to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a rate reflecting Alpine's cost of funds (13.0% at April 30, 1996). The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private equity or debt financing by PolyVision at any time before maturity. Alpine's obligation to lend such funds to PolyVision is subject to a number of conditions, including review by Alpine of the proposed use of such funds by PolyVision.

8.  ACCRUED EXPENSES
    Accrued expenses consist of the following:

                                                                                  1995       1996
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Accrued wages, salaries and employee benefits.................................  $   5,172  $   7,854
Accrued insurance.............................................................      5,673     10,693
Accrued interest..............................................................      5,608      5,770
Other accrued expenses........................................................     14,148     16,047
                                                                                ---------  ---------
                                                                                $  24,993  $  40,364
                                                                                ---------  ---------
                                                                                ---------  ---------

9.  DEBT
    On July 21, 1995 Alpine completed a refinancing of a substantial portion of its then outstanding debt. The refinancing was completed with the proceeds from the placement of $153.0 million principal amount of 12.25% Senior Secured Notes (the "Senior Notes") and an $85.0 million revolving credit facility (the "Credit Facility") entered into in conjunction with the Senior Note placement. The principal use of proceeds from the Senior Notes and Credit Facility included,
(i) repayment of the Alcatel Acquisition Notes (see Note 6), (ii) repayment of $21.0 million face amount of 13.5% Senior Secured Notes, (iii) repayment of the outstanding balance under subsidiary revolving credit facilities, and (iv) $35.3 million used to retire $44.1 million aggregate principled amount of Adience's 11% Senior Notes (see Note 6).

    In connection with the aforementioned refinancing the Company recognized an extraordinary charge of $4.9 million, net of taxes of $279,000 on the early extinguishment of debt.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
    At April 30, 1995 and 1996, long-term debt consists of the following:

                                                                                          1995         1996
                                                                                       -----------  -----------
                                                                                            (IN THOUSANDS)
12.25% Senior Secured Notes due 2003 (face value $153,000,000) (a)...................  $   --       $   141,070
Revolving credit facility (b)........................................................      --            48,654
10% Convertible Senior Subordinated Notes (face value $1,104,000, and $804,000 at
 April 30, 1995 and 1996, respectively) (c)..........................................          860          804
Adience 11% Senior Secured Notes due in 2002 (face value $49,079,000 and $4,989,000
 at April 30, 1995 and 1996, respectively) (d).......................................       44,386        4,674
Mortgage loan (e)....................................................................        5,297        4,996
Lease finance obligations (f)........................................................        5,967        5,853
Subsidiary revolving credit facilities...............................................       29,505      --
13.5% Senior Secured Notes (face value $21,000,000)..................................       20,790      --
13.5% Senior Subordinated Debentures.................................................        1,551      --
Term loan............................................................................        5,386      --
Subordinated note (g)................................................................        2,469      --
Other................................................................................        2,968        3,726
                                                                                       -----------  -----------
    Total debt.......................................................................      119,179      209,777
Less: short-term borrowings and current portion......................................       35,157        2,132
                                                                                       -----------  -----------
    Long-term debt...................................................................  $    84,022  $   207,645
                                                                                       -----------  -----------
                                                                                       -----------  -----------

    At April 30, 1996, the fair value of Alpine's debt is estimated to be $226.1 million with such estimates based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities.

    The aggregate maturities of long-term debt for the five years subsequent to April 30, 1996, are as follows (in thousands):

FISCAL YEAR
- -------------------------------------------------------------------------
 1997....................................................................  $   2,132
  1998...................................................................      1,068
  1999...................................................................        749
  2000...................................................................        561
  2001...................................................................     50,378

- ------------------------
(a) The Senior Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method. The Senior Notes are secured by a pledge of the capital stock of Superior and Adience and are guaranteed by certain subsidiaries of Alpine.

(b) Interest on the Credit Facility is payable monthly at a rate of LIBOR plus 2.25% or prime plus 0.375% (8.1% at April 30, 1996). Borrowings under the facility are subject to a borrowing base determined as a percentage of eligible accounts receivable and inventory (as defined). As of April 30, 1996, total borrowing availability amounted to approximately $81.0 million. Loans under the Credit Facility are guaranteed by Superior and Adience and are secured by substantially all of Alpine's assets, other than capital stock of its subsidiaries, real estate, and other fixed assets. The facility terminates in July 2000.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
(c) The Convertible Senior Subordinated Notes due July 31, 1996 pay interest semi-annually on January 31 and July 31 of each year and are convertible into Alpine common stock through July 31, 1996 at a conversion price of $4.92 per share. The original issue discount is added to the recorded amount through maturity utilizing the effective interest method. During fiscal 1996, holders of $237,000 recorded amount of Notes ($300,000 face amount) exchanged such notes for 51,483 shares of Alpine common stock. During fiscal 1995, holders of $29,500 recorded amount ($37,750 face amount) exchanged such notes for 7,165 shares of Alpine common stock. During fiscal 1994, holders of $498,000 recorded amount ($833,750 face amount) exchanged such notes for 133,886 shares of Alpine common stock.

(d) The Adience 11% Senior Secured Notes are due in 2002 and are redeemable at the option of Adience after December 15, 1997 and pay interest semi-annually on June 15 and December 15. The Adience Senior Notes are secured by a lien on substantially all of the assets of Adience.

(e) The mortgage loan is payable by DNE to the Connecticut Development Authority ("CDA"). The loan is guaranteed by Alpine and collateralized by DNE's real estate, machinery and equipment. The loan is payable March 2002 and is subject to a 20-year amortization schedule. The interest rate is 7.25% through February 28, 1999 and the higher of 7.25% or the yield on U.S. Treasury securities with the same maturity thereafter.

(f) The lease finance obligations result from the sale/leaseback of two properties during fiscal 1994 which, because of Alpine's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at April 30, 1996 consist of:
    (a) $5.0 million related to the sale/leaseback of Superior's manufacturing facility and (b) $853,000 related to the sale/leaseback of a manufacturing facility owned by DNE.

    The Superior sale/leaseback transaction included a sales price of $5.0 million and net cash proceeds (after fees and expenses) of $4.5 million. The term of the leaseback is twenty years, with five additional option terms (at Superior's election) of five years each. Superior has a one time option to repurchase the property during the eleventh year of the lease term at the greater of the property's Fair Market Value (as defined in the lease) or $5.0 million plus related ancillary costs. Annual lease payments are approximately $630,000, and are subject to adjustments based on changes in short-term interest rates (monthly) and increases in the consumer price index (on a triannual basis). Until the repurchase option expires or is exercised, all lease payments will be reflected as interest expense. The related asset, which is being depreciated over its estimated useful life, has a net carrying value of $6.9 million as of April 30, 1996 and is classified as property, plant and equipment in the consolidated balance sheet.

    The DNE sale/leaseback transaction included a sales price of $1.3 million and a lease term of nine years. Alpine has an option to repurchase the property during the fourth and fifth years of the lease term for $1.3 million plus ancillary costs; however, the lessor may elect to terminate the lease in lieu of accepting such repurchase offer. Annual lease payments are $178,000 and are subject to annual adjustments based on increases in the consumer price index. As of April 30, 1996, remaining total lease payments amounted to $1.1 million, of which $853,000 will be applied against principal and $209,000 will be recorded as interest expense. The related asset, which is being depreciated over the term of the lease and has a net carrying value of $785,000 as of April 30, 1996, is classified in long-term investments and other assets in the consolidated balance sheet.

(g) The subordinated note payable to the previous owner of DNE was redeemed in August 1995 at a discount.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DEBT (CONTINUED)
    Alpine's indentures and credit agreements contain certain covenants which, among other matters, restrict or limit the ability of Alpine to pay dividends and incur indebtedness. Alpine must also maintain certain ratios regarding working capital, interest coverage, debt service, leverage and net worth, among other restrictions.

10. INCOME (LOSS) PER SHARE
    The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted are the same. Net income (loss) per share was determined by dividing net loss, as adjusted, by applicable weighted average shares outstanding. The loss was adjusted by the aggregate amount of dividends on Alpine's preferred stock which amounted to $414,000, $801,000 and $1.1 million in fiscal 1994, 1995 and 1996, respectively. The number of shares used in computing (loss) per share was 14,156,143, 17,857,905 and 17,987,219 in fiscal 1994, 1995 and 1996, respectively.

11. STOCK OPTIONS AND RESTRICTED STOCK PLAN
    Under Alpine's 1987 Long-Term Equity Incentive Plan (the "Plan"), 2,440,215 shares of common stock are reserved for issuance. There were 1,065,000 and 27,561 shares of common stock available under the Plan for granting of options at April 30, 1995 and 1996, respectively. Participation in the Plan is limited generally to key employees and directors of Alpine and its subsidiaries. The Plan provides for grants of incentive and non-incentive stock options. In addition to options, the Plan permits the grant of stock appreciation rights
(SARs) and phantom stock units (Units). Under the Plan, options are not exercisable in the first year nor after ten years from the date of grant and no option may be granted after October 1997. Where the exercise price of stock options granted under the Plan is less than the market value of Alpine common stock at the date of grant, non-cash compensation expense is recorded based on the difference between the exercise price and market value. This non-cash charge is amortized over the vesting period of the options and is included in selling, general and administrative expense.

    During fiscal 1994, Alpine exchanged options to purchase 482 shares of common stock of a subsidiary for options to purchase 150,000 shares of Alpine common stock at an exercise price of $3.00 per share.

    During fiscal 1994,  in conjunction  with the acquisition  of Superior  (see
Note 6), Alpine assumed Superior's obligations with respect to options issued and outstanding prior to the merger, resulting in the conversion of Superior options into options to purchase 268,853 shares of Alpine common stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK OPTIONS AND RESTRICTED STOCK PLAN (CONTINUED)
    The following table summarizes stock option activity for fiscal 1994, 1995 and 1996:

                                                                          SHARES       PRICE RANGE
                                                                        -----------  ---------------
Outstanding at April 30, 1993.........................................    1,545,333  $   1.00-$ 9.88
  Exercised...........................................................     (311,405) $   1.00-$ 8.82
  Granted.............................................................      516,500  $   3.00-$12.00
  Superior options assumed............................................      268,853  $   2.88-$ 8.63
  Canceled............................................................      (98,000) $   7.50-$10.75
                                                                        -----------
Outstanding at April 30, 1994.........................................    1,921,281  $   2.50-$12.00
  Exercised...........................................................     (193,885) $   1.75-$ 6.77
  Canceled............................................................      (11,500) $   6.60-$10.75
                                                                        -----------
Outstanding at April 30, 1995.........................................    1,715,896  $   2.50-$12.00
  Exercised...........................................................      (80,816) $   2.05-$ 3.33
  Canceled............................................................     (132,528) $   2.46-$ 6.66
  Adjustment for PolyVision Spin-Off..................................      361,059
  Granted.............................................................    1,368,133  $   3.75-$ 5.13
                                                                        -----------
Outstanding at April 30, 1996.........................................    3,231,744  $   2.05-$ 9.84
                                                                        -----------
                                                                        -----------

    In November 1995, the exercise price of stock options outstanding and the number of Alpine shares which such options were exercisable into were adjusted to reflect the effect of the PolyVision Spin-Off.

    At April 30, 1996, 1,659,913 options were exercisable, which options expire between February 1997 and May 2006. The average exercise price for all outstanding options at April 30, 1996 was $4.73 per share.

    Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At April 30, 1996, there are 161,678 shares available for issuance. During fiscal 1996, non-cash compensation expense of $603,000 was recorded representing the market value of Alpine common stock issued under the Restricted Stock Plan, amortized over the applicable vesting period related to the grants.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. POSTRETIREMENT HEALTH CARE BENEFITS (CONTINUED)
    The postretirement health care benefit obligation which is included in long-term liabilities in the accompanying balance sheets, consisted of the following at April 30, 1995 and 1996:

                                                                          1995       1996
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Retirees..............................................................  $     733  $     427
Fully eligible active plan participants...............................        164        284
Other active plan participants........................................        596        571
                                                                        ---------  ---------
                                                                            1,493      1,282
Unrealized net gain from past experiences and change in assumptions...     --            211
                                                                        ---------  ---------
                                                                        $   1,493  $   1,493
                                                                        ---------  ---------
                                                                        ---------  ---------

    Net periodic postretirement benefit cost includes the following components for fiscal 1994, 1995 and 1996:

                                                                           1994        1995        1996
                                                                          -----     ----------  ----------
                                                                                  (IN THOUSANDS)
Service cost for benefits earned......................................  $       24  $       45  $       45
Interest cost on accumulated postretirement benefit obligation........          37         118         117
                                                                               ---       -----       -----
                                                                        $       61  $      163  $      162
                                                                               ---       -----       -----
                                                                               ---       -----       -----

    An increase in the health care cost trend assumptions would not change the annual expense or obligation amounts as the employer cost is effectively capped.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.5%, 8% and 7.75% for fiscal 1994, 1995 and 1996, respectively.

13. DEFINED CONTRIBUTION RETIREMENT PLANS
    The Company sponsors several defined contribution plans covering substantially all U.S. employees. These plans provide for limited company matching of participants' contributions. Alpine's contributions to these plans during fiscal 1994, 1995, and 1996 were $240,000, $516,000, and $808,000, respectively.

14. DEFINED BENEFIT RETIREMENT PLANS
    Certain employees of Adience and Superior participate in various defined benefit retirement plans. These plans generally provide for payment of benefits, based on the employee's length of service and earnings. In connection with the Alcatel acquisition (see Note 6), Superior is evaluating alternative retirement planning options and, in substantially all cases, participation in these plans has been frozen. Expense recorded by Superior for fiscal year 1996 service under these plans was approximately $442,000.

    Superior sponsors a defined benefit pension plan for employees of its Canadian manufacturing facility also previously owned by Alcatel. Benefits under the plan are based on length of service. Plan assets and the projected benefit obligations for service to date for the plan aggregate approximately $2.3 million. Net periodic pension costs are not material to the consolidated financial statements.

    Plan assets and projected benefit obligations for service to date for Adience's defined benefit pension plans aggregated approximately $7.2 million and $6.8 million at April 30, 1995 and 1996,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. DEFINED BENEFIT RETIREMENT PLANS (CONTINUED) respectively. Net periodic pension costs for the year ended April 30, 1996 are not material to the consolidated financial statements. Plan assets are invested in cash, short-term investments, equities, and fixed income instruments.

    The actuarial present value of the projected benefit obligation at April 30, 1996 and 1995 was determined using weighted average discount rates of 7.5% to 8.0%. The expected long-term rate of return on plan assets was 7.5% and 8.0% at April 30, 1995 and 1996, respectively. Plan assets are invested in cash, short-term investments, equities and fixed income instruments.

    Certain union employees of Adience and its subsidiary are covered by multi-employer defined benefit retirement plans. Expense relating to these plans amounted to $0.4 million and $1.6 million for the year ended April 30, 1995 and 1996, respectively.

15. INCOME TAXES
    The provision for taxes on income from continuing operations, net of utilization of net operating losses, is comprised of the following:

                                                                             (IN THOUSANDS)
                                                                     -------------------------------
                                                                       1994       1995       1996
                                                                     ---------  ---------  ---------
Federal:
  Current..........................................................  $  --      $  --      $     213
  Deferred.........................................................     --            122     --
State:
  Current..........................................................         20        316        909
  Deferred.........................................................         48       (148)       129
Foreign:
  Current..........................................................     --             58        349
  Deferred.........................................................     --         --             76
                                                                     ---------  ---------  ---------
                                                                     $      68  $     348  $   1,676
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. INCOME TAXES (CONTINUED)
    A reconciliation of Alpine's income (loss) from continuing operations before income taxes for financial statement purposes to its Federal taxable income
(loss) from continuing operations for the years ended April 30, 1994, 1995, and 1996 is as follows:

                                                                          1994       1995       1996
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Income (loss) from continuing operations before income taxes for
 financial statement purposes.........................................  $  (4,827) $    (828) $   6,895
                                                                        ---------  ---------  ---------
Differences between income (loss) from continuing operations before income taxes for financial statement purposes and taxable income
 (loss):
  Permanent differences:
    Amortization of goodwill and other intangible charges.............      2,292      1,527      2,372
    Net income of foreign subsidiary..................................     --           (114)        30
    Non-deductible business expenses..................................         49        225        492
    Other.............................................................       (359)       (84)       (34)
  Net changes in temporary differences:
    Stock options and stock grants....................................        421        320       (365)
    Real estate valuation and related provisions......................     (1,682)      (530)       (82)
    Sale/leaseback....................................................     (1,914)       (10)    --
    Amortization of intangibles.......................................        765        (83)      (202)
    Depreciation......................................................        450      1,097       (269)
    Inventory.........................................................       (279)    (2,711)     1,835
    Employee benefits.................................................       (401)      (356)       439
    Other items, net..................................................        485        236        473
                                                                        ---------  ---------  ---------
      Net differences.................................................       (173)      (483)     4,689
                                                                        ---------  ---------  ---------
Taxable income (loss) from continuing operations......................  $  (5,000) $  (1,311) $  11,584
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    At April 30, 1996, Alpine had unused net operating loss carryforwards of approximately $8.0 million that can be used to offset future taxable income. These loss carryforwards do not include the Adience pre-acquisition loss carryforwards discussed below. The net operating loss carryforwards expire in various amounts from fiscal years 2003 to 2010 as follows:

                                                                         OPERATING
                                                                           LOSS
                                                                       -------------
                                                                            (IN
                                                                        THOUSANDS)
2003.................................................................    $     844
2004.................................................................        3,177
2005.................................................................          232
2010.................................................................        3,700
                                                                       -------------
                                                                         $   7,953
                                                                       -------------
                                                                       -------------

    Alpine has entered into certain transactions that have resulted in ownership changes under Section 382 of the Internal Revenue Code of 1986 which imposes annual limitations on the amount of future taxable income which may be offset by Alpine's pre-change net operating loss carryforward. The unused portion of the annual limitations for any year may be carried forward to increase the annual limitation in succeeding years.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. INCOME TAXES (CONTINUED)
    As further discussed in Note 6, Alpine acquired Adience on December 21, 1994. Accordingly, from that date Adience was included in Alpine's consolidated federal tax return. At December 21, 1994, Adience had net operating loss carryforwards aggregating approximately $19.7 million. Such carryforwards are available to offset Alpine's future consolidated taxable income subject to the imposition of an annual limitation on the amount of taxable income of Alpine which may be offset by net operating loss carryforwards of Adience that were generated prior to December 20, 1994.

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts, and for the expected future tax benefit to be derived from tax loss carryforwards. The statement also requires that a valuation allowance be established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits is dependent on Alpine's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. No assurance can be given that sufficient taxable income will be generated for utilization of the net operating loss carryforwards and reversal of temporary differences.

    Items that result in deferred tax assets (liabilities) and the related valuation allowance at April 30, 1995 and 1996 are as follows:

                                                                                 1995        1996
                                                                              ----------  ----------
                                                                                  (IN THOUSANDS)
Inventory...................................................................  $    1,198  $    1,921
Sale/leaseback..............................................................       1,923       1,927
Accruals not currently deductible for tax...................................       6,103       8,991
Compensation expense related to unexercised stock options and stock
 grants.....................................................................       1,218       1,146
Tax net operating loss carryforwards........................................      17,195      13,839
Tax capital loss carryforwards..............................................       1,200      --
Alternative minimum tax credit carryforwards                                         419         738
Foreign tax credit carryforwards............................................         275         275
Depreciation................................................................     (13,376)    (13,643)
Long-term investments.......................................................      --          (3,196)
Other.......................................................................         780         482
                                                                              ----------  ----------
                                                                                  16,935      12,480
Less: valuation allowance...................................................     (17,536)    (16,178)
                                                                              ----------  ----------
Net deferred tax liability..................................................  $     (601) $   (3,698)
                                                                              ----------  ----------
                                                                              ----------  ----------

    The deferred tax liability of $601,000 and $3.7 million at April 30, 1995 and 1996, respectively, includes $601,000 and $502,000, relating to the state and foreign tax impact of certain temporary differences. The remaining $3.2 million deferred tax liability at April 30, 1996 relates to the tax effect of the difference between the tax basis and financial statement basis of the Company's equity investment in PolyVision (see Note 7). The deferred tax liability is included in other long-term liabilities in the accompanying consolidated balance sheet.

    Alpine's tax returns for years subsequent to 1980 have not been reviewed by the Internal Revenue Service (the "IRS"). Availability of the net operating loss carryforwards might be challenged by the IRS upon examination of such returns which could affect the availability of such carryforwards

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. INCOME TAXES (CONTINUED)
incurred prior or subsequent to the aforementioned change in ownership or both. Alpine believes, however, that the IRS challenges that would limit the utilization of net operating loss carryforwards will not have a material adverse effect on Alpine's financial position.

16. COMMITMENTS AND CONTINGENCIES
    Total rent expense under cancelable and non-cancelable operating leases was $483,000, $1.4 million, and $2.8 million for the years ended April 30, 1994, 1995, and 1996, respectively.

    At April 30, 1996, future minimum lease payments under non-cancelable operating leases are as follows:

                                                                         REAL AND
                                                                         PERSONAL
                                                                         PROPERTY
                                                                       -------------
                                                                            (IN
                                                                        THOUSANDS)
Fiscal Year:
  1997...............................................................    $   1,281
  1998...............................................................        1,000
  1999...............................................................          757
  2000...............................................................          630
  2001...............................................................          472
                                                                       -------------
                                                                         $   4,140
                                                                       -------------
                                                                       -------------

    Approximately 30.7%  of  the  Company's  total labor  force  is  covered  by
collective   bargaining   agreements.  Two   collective   bargaining  agreements
representing 8.9% of Alpine's total labor force will expire within one year.

    Adience's J.H. France unit, which was merged into Adience in December 1991, has been named as party in approximately 3,000 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in twelve jurisdictions principally by employees and former employees of certain customers of J.H. France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H. France, caused silica related diseases. The majority of the lawsuits seek monetary damages ranging from $20,000 to $1.0 million each. J.H. France and its insurance carrier have historically settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H. France, Adience, as successor in interest to BMI, has been named a party in approximately 390 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky and Indiana, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, not asbestosis, in such persons. The majority of such lawsuits seek monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated. Virtually all such claims and all costs of defense for these cases are covered by insurance.

    The insurance companies which had issued policies covering the J.H. France cases initially denied coverage for these claims. In June 1993, the Supreme Court of Pennsylvania held that the insurance

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED) policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination and based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in such pending cases will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the 3,000 J.H. France cases and the other 390 cases, for which the scope of coverage has never been an issue.

    Adience's Furnco unit has recently been named, although not effectively served, as the sole defendant in nine separate lawsuits, each of which contains one plaintiff (i.e., either husband or husband and wife). At this time, investigation is continuing as to the nature and extent of such suits, as well as the extent of insurance coverage therefor.

    Alpine is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries aggregating approximately $1.6 million, cash bonuses based on the Company's achievement of certain performance objectives, discretionary stock options and restricted stock grants (see Note 11), and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for good reason accompanied by a change in control of the Company, as defined, such employment agreements provide for severance payments equal to two times annual cash compensation, and the continuation for stipulated periods of other benefits, as defined.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

17. RELATED PARTY TRANSACTIONS
    In March 1994, Steib & Company, ("Steib"), an investment partnership in which two Alpine officers have a majority interest, purchased 5.8% of Adience common stock at a price 20% higher than paid by Alpine for its purchase of 4.9% of Adience common stock in December 1993. In January 1995, following completion of Alpine's purchase of an additional 82.3% of Adience common stock, including the common stock owned by Steib, Alpine reimbursed Steib for costs incurred by Steib in connection with its investment in Adience common stock. In connection with these transactions, Steib agreed to terminate a three-year advisory agreement with Adience and voluntarily surrender options to purchase 7.2% of Adience common stock at $1.25 per share.

    Prior to fiscal 1994, certain of the executive officers and directors of Alpine held direct and indirect ownership interests in APV. As a result of an exchange transaction, the equity ownership in APV was converted into Alpine common stock or options to acquire common stock. Pursuant to the exchange transaction, an investment company in which Alpine's Chairman and Chief Executive Officer was the managing general partner, received 907,504 shares of Alpine common stock, and two officers of Alpine received an aggregate 687,554 shares of Alpine common stock and 50,000 options to purchase Alpine common stock for $3.00 per share, all in exchange for their respective APV ownership interests.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. RELATED PARTY TRANSACTIONS (CONTINUED)
    During fiscal 1988, Alpine loaned certain officers $463,000 relating to the exercise of stock options of which $163,000 has been repaid. The unpaid balance, which is deducted from stockholders' equity and is repayable in Alpine common stock, bears interest at prime plus 0.5% and is payable in July 1996.

18. PREFERRED STOCK
    Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

    At April 30, 1996 Alpine has outstanding, 196,649 shares of 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred Stock"), 1,750 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock"). The 8% Preferred Stock has a liquidation value of $50 per share while each of the other series has a liquidation value of $1,000 per share. During fiscal 1996, 84,731 shares of 8% Senior Preferred Stock plus accrued dividends were retired in connection with the valuation reset under the Adience acquisition and debt exchange (see Note 6). Also during 1996, 3,500 shares of 8.5% cumulative convertible senior preferred stock plus accrued dividends were converted through negotiated conversions into 737,476 shares of Alpine common stock. During fiscal 1995, 750 shares of 9% Preferred Stock plus accrued dividends were converted through negotiated conversions for 140,000 shares of Alpine common stock. During fiscal 1994, 1,500 shares of the 8.5% Preferred Stock and 2,000 shares of the 9% Senior Preferred Stock plus accrued dividends were converted through negotiated conversions into 553,884 shares of Alpine common stock.

    The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock, 8% Preferred Stock and the 9% Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $7.90 per share, subject to customary adjustments. Alpine may redeem the stock, in whole or in part, at a price equal to the liquidation value (i) during the period commencing three years from and ending on the seventh year after the date of issuance, if for any 30 trading days within a period of 45 consecutive trading days ending five (5) days prior to the date of the notice of such redemption, the market price of Alpine's common stock equals or exceeds one hundred forty percent (140%) of the conversion price, or (ii) subsequent to the seventh year after issuance of the preferred stock.

    The 8% Preferred Stock ranks senior to the 9% Preferred Stock but junior to the issued and outstanding 9% Senior Preferred Stock. The shares are convertible at any time into Alpine common stock (subject to customary adjustment) at a conversion price of $6.125 per share, except for 160,000 shares issued in connection with the exchange of 1.0 million shares of Alpine common stock during fiscal 1995 which have a conversion price of $4.52 per share. Alpine may redeem the 8% Preferred Stock for $50 per share plus accrued dividends, if any, at any time after the third anniversary of the date of issuance.

    The 9% Senior Preferred Stock carries 100 votes per share and the 8% Preferred Stock is entitled to vote that number of shares into which the shares are convertible. The 8% Preferred Stock and the 9% Senior Preferred Stock vote as a single class with Alpine's common stock on all matters submitted to stockholders. In addition, the 9% Senior Preferred Stock is entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the preferred stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 9% Senior Preferred Stock as to dividends or liquidation preference; or (iii) merge into or consolidate with, or sell all or substantially

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. PREFERRED STOCK (CONTINUED)
all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 8% Preferred Stock and the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights.

    The 9% Preferred Stock is convertible into 105 1/2 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

19. SEGMENT INFORMATION
    Alpine conducts business in three segments: telecommunications wire and cable products (through Superior, acquired in November 1993, and the Alcatel Business, acquired in May 1995); refractories (through Adience, acquired in December 1994); and data communications and electronics (through DNE, acquired in February, 1992).

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SEGMENT INFORMATION (CONTINUED)
    The following provides information about each business segment as of April 30, 1994, 1995, and 1996:

                                                                      1994         1995         1996
                                                                   -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Net sales (a):
  Telecommunications wire and cable..............................  $    46,857  $   136,578  $   384,237
  Refractories...................................................      --            33,650      113,700
  Data communications and electronics............................       21,653       27,907       26,176
                                                                   -----------  -----------  -----------
                                                                   $    68,510  $   198,135  $   524,113
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Operating income (loss):
  Telecommunications wire and cable..............................  $     1,625  $     8,128  $    29,885
  Refractories...................................................      --               383        6,558
  Data communications and electronics............................          (75)       1,710        2,039
  Corporate......................................................       (3,750)      (3,225)      (5,960)
                                                                   -----------  -----------  -----------
                                                                   $    (2,200) $     6,996  $    32,522
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Identifiable assets at year end:
  Telecommunications wire and cable..............................  $    89,687  $    98,785  $   226,282
  Refractories...................................................      --           104,300       97,028
  Data communications and electronics............................       15,340       16,820       18,020
  Corporate (b)..................................................        8,769       13,873       13,574
                                                                   -----------  -----------  -----------
                                                                   $   113,796  $   233,778  $   354,904
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Depreciation and amortization expense:
  Telecommunications wire and cable..............................  $     1,562  $     3,570  $     7,575
  Refractories...................................................      --             1,670        4,207
  Data communications and electronics............................        2,697          872          732
  Corporate......................................................          166           57           52
                                                                   -----------  -----------  -----------
                                                                   $     4,425  $     6,169  $    12,566
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Capital expenditures (c):
  Telecommunications wire and cable..............................  $       420  $     1,388  $     9,337
  Refractories...................................................      --               426        1,767
  Data communications and electronics............................        1,140          394          449
  Corporate......................................................            5           67          122
                                                                   -----------  -----------  -----------
                                                                   $     1,565  $     2,275  $    11,675
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

(a) (i) Two customers in the telecommunications wire and cable segment accounted for 30% and 16% of net sales in fiscal 1995 and five customers accounted for 22%, 17%, 16%, 13% and 13% of sales in fiscal 1996.

    (ii) Three customers in the refractories segment accounted for 31% and 34% of net sales in fiscal 1995 and 1996, respectively, of which one accounted for 13.5% and 15% in fiscal 1995 and 1996, respectively.

   (iii) The data communications and electronics segment has historically been dependent on government funding of programs in which it participates. Significant changes in the levels of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SEGMENT INFORMATION (CONTINUED)
       funding for such programs could have a materially adverse effect on the segment. Sales to agencies of the U.S. government were 86.4%, 82.3%, and 66.4% of net sales of this segment for fiscal 1994, 1995, and 1996, respectively.

(b) Includes investment in PolyVision.

(c)  During  fiscal  1996  Superior acquired  certain  Canadian  assets  of BICC
    Phillips  for  $5.4   million,  which   amount  is   reflected  in   capital
    expenditures.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     FISCAL 1995 QUARTER ENDED
                                                   -------------------------------------------------------------
                                                    JULY 31    OCTOBER 31    JANUARY 31   APRIL 30      YEAR
                                                   ---------  -------------  -----------  ---------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE)
Net sales........................................  $  39,330  $   40,552      $  45,900   $  72,353  $   198,135
Gross profit.....................................      5,685       5,278          6,355      11,692       29,010
Operating income.................................      1,888       1,411            840       2,857        6,996
Income (loss) from continuing operations.........        838         249         (1,954)       (309)      (1,176)
(Loss) from discontinued operations..............       (826)     (4,042)(a)     --          --           (4,868)
                                                   ---------  -------------  -----------  ---------  -----------
    Net income (loss)............................  $      12  $   (3,793)     $  (1,954)  $    (309) $    (6,044)
                                                   ---------  -------------  -----------  ---------  -----------
                                                   ---------  -------------  -----------  ---------  -----------
Income (loss) per share of common stock:
  Continuing operations..........................  $    0.04  $     0.01      $   (0.12)  $   (0.04) $     (0.11)
  Discontinued operations........................      (0.05)      (0.22)        --          --            (0.27)
                                                   ---------  -------------  -----------  ---------  -----------
    Net (loss)...................................  $   (0.01) $    (0.21)     $   (0.12)  $   (0.04) $     (0.38)
                                                   ---------  -------------  -----------  ---------  -----------
                                                   ---------  -------------  -----------  ---------  -----------

(a) Includes a $3.0 million pretax provision for estimated losses through the disposition date.

                                                                        FISCAL 1995 QUARTER ENDED
                                                     ---------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30       YEAR
                                                     -----------  -----------  -----------  -----------  -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE)
Net sales..........................................  $   128,784  $   136,252  $   119,504  $   139,573  $   524,113
Gross profit.......................................       16,328       16,523       15,708       21,769       70,328
Operating income...................................        7,753        7,711        6,426       10,632       32,522
Income from continuing operations..................        1,354          981          221        2,663        5,219
(Loss) from discontinued operations................         (379)      (1,834)     --           --            (2,213)
Extraordinary gain (loss) on early extinguishment
 of debt...........................................       (5,180)         324      --           --            (4,856)
                                                     -----------  -----------  -----------  -----------  -----------
    Net income (loss)..............................  $    (4,205) $      (529) $       221  $     2,663  $    (1,850)
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------
Income (loss) per share of common stock:
  Continuing operations............................  $      0.06  $      0.04  $   --       $      0.13  $      0.23
  Discontinued operations..........................        (0.02)       (0.11)     --           --             (0.12)
  Extraordinary gain (loss) on early extinguishment
   of debt.........................................        (0.30)        0.02      --           --             (0.27)
                                                     -----------  -----------  -----------  -----------  -----------
    Net income (loss)..............................  $     (0.26) $     (0.05) $   --       $      0.13  $     (0.16)
                                                     -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------

21. SUBSIDIARY GUARANTEES
    On July 21, 1995, Alpine issued and sold $153,000,000 principal amount of 12.25% Senior Secured Notes (the "Senior Notes") (see Note 9). The Senior Notes are fully and unconditionally guaranteed

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. SUBSIDIARY GUARANTEES (CONTINUED)
on a senior secured basis by Superior and Adience (wholly owned subsidiaries of Alpine) and Superior Cable Corp. (a wholly owned subsidiary of Superior Telecommunications Inc.) The Adience subsidiary guarantee, however, is subordinated in right of payment to $5.0 million of Adience's 11% Senior Secured Notes outstanding. The subsidiary guarantees rank pari passu in right of payment with other senior debt of Alpine (including the Credit Facility) and other senior debt of the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's Credit Facility (see Note
9). The Senior Notes, however, are effectively subordinated to the loans and subsidiary guarantees under the Credit Facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing the Credit Facility or such other secured debt.

    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness, including interest payments on the Senior Notes. Separate financial statements and related disclosures for the subsidiary guarantors are included herein as exhibits. The following condensed consolidating information presents condensed financial statements as of April 30, 1995, and 1996 of (a) Alpine on a parent company basis with its investments in subsidiaries accounted for under the equity method (Parent Company), (b) the combined subsidiary guarantors, (c) the combined subsidiary non-guarantors, and (d) Alpine on a consolidated basis.

                             THE ALPINE GROUP, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                               FISCAL YEAR ENDED APRIL 30, 1995
                                              ------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY    ELIMINATING
                                               COMPANY    GUARANTORS   NON-GUARANTORS    ENTRIES    CONSOLIDATED
                                              ----------  -----------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Net sales...................................              $   166,561    $   31,574                  $  198,135
Cost of goods sold..........................                  146,670        22,455                     169,125
                                              ----------  -----------  --------------  -----------  ------------
  Gross profit..............................                   19,891         9,119                      29,010
Selling, general and administrative
 expenses...................................  $    2,992       10,233         7,262                      20,487
Amortization of goodwill....................                    1,527                                     1,527
                                              ----------  -----------  --------------  -----------  ------------
  Operating income (loss)...................      (2,992)       8,131         1,857                       6,996
Interest (expense), net.....................      (1,316)      (5,714)         (822)                     (7,852)
Other income (expense)......................        (531)         328           231                          28
Allocated charges...........................         111                       (111)
                                              ----------  -----------  --------------  -----------  ------------
  Income from continuing operations before
   income tax...............................      (4,728)       2,745         1,155                        (828)
Equity in income of subsidiaries............      (3,266)         107                   $   3,159
                                              ----------  -----------  --------------  -----------  ------------
                                                  (7,994)       2,852         1,155         3,159          (828)
Income tax (expense) benefit................       1,950       (2,217)          (81)                       (348)
                                              ----------  -----------  --------------  -----------  ------------
  Income (loss) from continuing
   operations...............................      (6,044)         635         1,074         3,159        (1,176)
(Loss) from discontinued operations.........                                 (4,868)                     (4,868)
                                              ----------  -----------  --------------  -----------  ------------
  Net income (loss).........................  $   (6,044) $       635    $   (3,794)    $   3,159    $   (6,044)
                                              ----------  -----------  --------------  -----------  ------------
                                              ----------  -----------  --------------  -----------  ------------


                                                               FISCAL YEAR ENDED APRIL 30, 1996
                                              ------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY    ELIMINATING
                                               COMPANY    GUARANTORS   NON-GUARANTORS    ENTRIES    CONSOLIDATED
                                              ----------  -----------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Net sales...................................              $   485,065    $   39,048                  $  524,113
Cost of goods sold..........................                  425,852        27,933                     453,785
                                              ----------  -----------  --------------  -----------  ------------
  Gross profit..............................                   59,213        11,115                      70,328
Selling, general and administrative
 expenses...................................  $    5,960       20,820         8,368                      35,148
Amortization of goodwill....................                    2,802                   $    (144)        2,658
                                              ----------  -----------  --------------  -----------  ------------
  Operating income (loss)...................      (5,960)      35,591         2,747           144        32,522
Interest (expense), net.....................     (19,214)      (6,093)         (342)                    (25,649)
Other income (expense)......................         (33)                        55                          22
Intercompany interest.......................      18,517      (18,183)         (334)
                                              ----------  -----------  --------------  -----------  ------------
  Income from continuing operations before
   income tax...............................      (6,690)      11,315         2,126           144         6,895
Equity in income of subsidiaries............       3,685          545        --            (4,230)
                                              ----------  -----------  --------------  -----------  ------------
                                                  (3,005)      11,860         2,126        (4,086)       (6,895)
Income tax (expense) benefit................       5,421       (6,028)       (1,069)                     (1,676)
                                              ----------  -----------  --------------  -----------  ------------
  Income from continuing operations.........       2,416        5,832         1,057        (4,086)        5,219
(Loss) from discontinued operations.........      (2,213)                                                (2,213)
                                              ----------  -----------  --------------  -----------  ------------
Income before extraordinary item............         203        5,832         1,057        (4,086)        3,006
  Extraordinary gain (loss) on early
   extinguishment of debt...................      (2,053)      (2,969)          166                      (4,856)
                                              ----------  -----------  --------------  -----------  ------------
Net income (loss)...........................  $   (1,850) $     2,863    $    1,223     $  (4,086)   $   (1,850)
                                              ----------  -----------  --------------  -----------  ------------
                                              ----------  -----------  --------------  -----------  ------------

                             THE ALPINE GROUP, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                     AS OF APRIL 30, 1995
                                              -------------------------------------------------------------------
                                                PARENT     SUBSIDIARY     SUBSIDIARY    ELIMINATING
                                                COMPANY    GUARANTORS   NON-GUARANTORS    ENTRIES    CONSOLIDATED
                                              -----------  -----------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Assets
  Current assets............................  $    15,006  $    67,045    $   18,022     $  (1,188)   $   98,885
  Property, plant and equipment, net........          114       47,544         4,582                      52,240
  Goodwill, net.............................                    70,100                      (4,388)       65,712
  Investment in and advances to
   subsidiaries.............................       59,556                      4,972       (64,528)
  Other non-current assets..................        2,738       18,687        (2,903)       (1,581)       16,941
                                              -----------  -----------  --------------  -----------  ------------
    Total assets............................  $    77,414  $   203,376    $   24,673     $ (71,685)   $  233,778
                                              -----------  -----------  --------------  -----------  ------------
                                              -----------  -----------  --------------  -----------  ------------
Liabilities and stockholders' equity
  Current liabilities.......................  $    24,489  $    59,547    $    7,793     $     (24)   $   91,805
  Long-term debt............................        2,534       73,023         8,465                      84,022
  Other non-current liabilities.............        5,733       14,190           651        (7,281)       13,293
  Equity....................................       44,658       56,616         7,764       (64,380)       44,658
                                              -----------  -----------  --------------  -----------  ------------
    Total liabilities and stockholders'
     equity.................................  $    77,414  $   203,376    $   24,673     $ (71,685)   $  233,778
                                              -----------  -----------  --------------  -----------  ------------
                                              -----------  -----------  --------------  -----------  ------------


                                                                     AS OF APRIL 30, 1996
                                              -------------------------------------------------------------------
                                                PARENT     SUBSIDIARY     SUBSIDIARY    ELIMINATING
                                                COMPANY    GUARANTORS   NON-GUARANTORS    ENTRIES    CONSOLIDATED
                                              -----------  -----------  --------------  -----------  ------------
                                                                        (IN THOUSANDS)
Assets
  Current assets............................  $     8,924  $   124,489    $   17,417     $  (4,488)   $  146,342
  Property, plant and equipment, net........          146       94,793         4,486                      99,425
  Goodwill, net.............................                    86,561                      (3,827)       82,734
  Investment in and advances to
   subsidiaries.............................      217,564     (161,063)       (2,474)      (54,027)
  Other non-current assets..................       23,666        2,030           707                      26,403
                                              -----------  -----------  --------------  -----------  ------------
    Total assets............................  $   250,300  $   146,810    $   20,136     $ (62,342)   $  354,904
                                              -----------  -----------  --------------  -----------  ------------
                                              -----------  -----------  --------------  -----------  ------------
Liabilities and stockholders' equity
  Current liabilities.......................  $    12,413  $    78,582    $    5,883     $  (1,215)   $   95,663
  Long-term debt............................      189,847       12,349         5,449                     207,645
  Other non-current liabilities.............        4,904       10,695           676        (7,815)        8,460
  Equity....................................       43,136       45,184         8,128       (53,312)       43,136
                                              -----------  -----------  --------------  -----------  ------------
    Total liabilities and stockholders'
     equity.................................  $   250,300  $   146,810    $   20,136     $ (62,342)   $  354,904
                                              -----------  -----------  --------------  -----------  ------------
                                              -----------  -----------  --------------  -----------  ------------

                             THE ALPINE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                FISCAL YEAR ENDED APRIL 30, 1995
                                                -----------------------------------------------------------------
                                                 PARENT    SUBSIDIARY     SUBSIDIARY    ELIMINATING
                                                 COMPANY   GUARANTORS   NON-GUARANTORS    ENTRIES    CONSOLIDATED
                                                ---------  -----------  --------------  -----------  ------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Income (loss) from continuing operations....  $  (6,044)  $     635     $    1,074     $   3,159    $   (1,176)
  Adjustments to reconcile income (loss) to
   net cash provided by (used for) continuing
   operations:
  Depreciation, amortization and other
   non-cash charges...........................        647       5,857            938                       7,442
  Changes in assets and liabilities...........       (986)     (2,854)           755                      (3,085)
  Cash used for discontinued operations.......                                (4,133)                     (4,133)
                                                ---------  -----------       -------    -----------  ------------
Cash flows provided by (used for) operating
 activities...................................     (6,383)      3,638         (1,366)        3,159          (952)
                                                ---------  -----------       -------    -----------  ------------
Cash flows from investing activities:
  Acquisition, net of cash....................     (2,424)      3,226                                        802
  Capital expenditures........................        (67)     (1,768)          (440)                     (2,275)
  Other.......................................      2,777      (2,536)                                       241
                                                ---------  -----------       -------    -----------  ------------
Cash flows provided by (used for) investing
 activities...................................        286      (1,078)          (440)                     (1,232)
                                                ---------  -----------       -------    -----------  ------------
Cash flows from financing activities:
  Repayments of long-term borrowings..........                 (2,263)        (1,215)                     (3,478)
  Short-term borrowings.......................     20,685                                                 20,685
  Intercompany transactions...................     (1,647)        557          4,249         3,159
  Borrowings (repayments) under revolving
   credit facilities, net.....................                 (2,157)           627                      (1,530)
  Other.......................................     (1,472)        928             90                        (454)
                                                ---------  -----------       -------    -----------  ------------
Cash flows provided by (used for) financing
 activities...................................     17,566      (2,935)         3,751        (3,159)       15,223
                                                ---------  -----------       -------    -----------  ------------
Net increase (decrease) in cash and cash
 equivalents..................................     11,469        (375)         1,945                      13,039
                                                ---------  -----------       -------    -----------  ------------
Cash and cash equivalents at the beginning of
 the period...................................      1,830           4            673                       2,507
                                                ---------  -----------       -------    -----------  ------------
Cash and cash equivalents at the end of the
 period.......................................  $  13,299   $    (371)    $    2,618     $  --        $   15,546
                                                ---------  -----------       -------    -----------  ------------
                                                ---------  -----------       -------    -----------  ------------

                             THE ALPINE GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FISCAL YEAR ENDED APRIL 30, 1996
                                            ---------------------------------------------------------------------
                                               PARENT      SUBSIDIARY     SUBSIDIARY    ELIMINATING
                                              COMPANY      GUARANTORS   NON-GUARANTORS    ENTRIES    CONSOLIDATED
                                            ------------  ------------  --------------  -----------  ------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Income from continuing operations.......  $      2,416  $      5,832    $    1,057     $  (4,086)   $    5,219
  Adjustments to reconcile income to net
   cash provided by (used for) continuing
   operations:
    Depreciation, amortization and other
     non-cash charges.....................         2,675        12,359           843          (144)       15,733
    Changes in assets and liabilities.....         3,663        16,797        (3,034)                     17,426
    Cash used for discontinued
     operations...........................          (956)                                                   (956)
                                            ------------  ------------       -------    -----------  ------------
Cash flows provided by (used for)
 operating activities.....................         7,798        34,988        (1,134)       (4,230)       37,422
                                            ------------  ------------       -------    -----------  ------------
Cash flows from investing activities:
  Acquisition, net of cash................                    (103,409)                                 (103,409)
  Proceeds from (investments in)
   marketable securities..................        (6,218)                                                 (6,218)
  Capital expenditures....................          (122)       (5,381)         (725)                     (6,228)
  Investment in PolyVision................        (3,086)                                                 (3,086)
  Other...................................        (3,157)       (5,669)        1,250                      (7,576)
                                            ------------  ------------       -------    -----------  ------------
Cash flows provided by (used for)
 investing activities.....................       (12,583)     (114,459)          525                    (126,517)
                                            ------------  ------------       -------    -----------  ------------
Cash flows from financing activities:
  Long-term borrowings....................       140,357       141,317            52                     281,726
  Repayments of long-term borrowings......        (1,701)     (181,425)       (2,650)                   (185,776)
  Short-term borrowings...................       (21,000)                                                (21,000)
  Intercompany transactions...............      (169,926)      163,299         2,397         4,230
  Borrowings (repayments) under revolving
   credit facilities, net.................        58,099       (40,334)       (1,122)                     16,643
  Other...................................       (13,660)       (3,365)          100                     (16,925)
                                            ------------  ------------       -------    -----------  ------------
Cash flows provided by (used for)
 financing activities.....................        (7,831)       79,492        (1,223)        4,230        74,668
                                            ------------  ------------       -------    -----------  ------------
Net increase (decrease) in cash and cash
 equivalents..............................       (12,616)           21        (1,832)                    (14,427)
                                            ------------  ------------       -------    -----------  ------------
Cash and cash equivalents at the beginning
 of the period............................        13,299          (371)        2,618                      15,546
                                            ------------  ------------       -------    -----------  ------------
Cash and cash equivalents at the end of
 the period...............................  $        683  $       (350)   $      786     $  --        $    1,119
                                            ------------  ------------       -------    -----------  ------------
                                            ------------  ------------       -------    -----------  ------------

                                                                      SCHEDULE 1
                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEET
                                     ASSETS

                                                                                                 APRIL 30,
                                                                                           ----------------------
                                                                                             1995        1996
                                                                                           ---------  -----------
                                                                                               (IN THOUSANDS)
Current assets:
  Cash and cash equivalents..............................................................  $  13,299  $       683
  Marketable securities..................................................................      1,495        7,713
  Other current assets...................................................................        212          528
                                                                                           ---------  -----------
    Total current assets.................................................................     15,006        8,924
Advances and loans to subsidiaries.......................................................      7,503      163,816
Investment in consolidated subsidiaries..................................................     52,053       53,748
Property, plant and equipment, net.......................................................        114          146
Long-term investments and other assets...................................................      2,738       23,666
                                                                                           ---------  -----------
TOTAL ASSETS.............................................................................  $  77,414  $   250,300
                                                                                           ---------  -----------
                                                                                           ---------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings..................................................................  $  20,790  $   --
  Current portion of long-term debt......................................................        150          804
  Accounts payable.......................................................................        744          324
  Accrued expenses.......................................................................      2,805       11,285
                                                                                           ---------  -----------
    Total current liabilities............................................................     24,489       12,413
                                                                                           ---------  -----------
Long-term debt, less current portion.....................................................      2,534      189,847
                                                                                           ---------  -----------
Other long-term liabilities..............................................................     --            3,076
                                                                                           ---------  -----------
Adience acquisition obligation...........................................................      5,733        1,828
                                                                                           ---------  -----------
Stockholders' equity:
  8% Cumulative Convertible Preferred Stock at liquidation value.........................     11,823        9,831
  9% Cumulative Convertible Preferred Stock at liquidation value.........................      1,927        1,927
  8.5% Cumulative Convertible Preferred Stock at liquidation value.......................      3,500      --
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: 1995, 17,429,141
   shares; 1996, 19,307,012 shares.......................................................      1,743        1,931
  Capital in excess of par value.........................................................    103,114      113,843
  Cumulative translation adjustment......................................................        144          (82)
  Accumulated deficit....................................................................    (76,050)     (78,998)
                                                                                           ---------  -----------
                                                                                              46,201       48,452
Less shares in treasury, at cost:
  1995, 233,290 shares; 1996, 1,025,496 shares...........................................     (1,229)      (4,806)
  Receivable from stockholders...........................................................       (314)        (510)
                                                                                           ---------  -----------
    Total stockholders' equity...........................................................     44,658       43,136
                                                                                           ---------  -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.................................................  $  77,414  $   250,300
                                                                                           ---------  -----------
                                                                                           ---------  -----------

                                                                      SCHEDULE 1
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED APRIL 30,
                                                                                --------------------------------
                                                                                   1994       1995       1996
                                                                                ----------  ---------  ---------
                                                                                         (IN THOUSANDS)
Revenues:
  Interest income.............................................................  $      105  $     345  $   1,357
  Intercompany interest.......................................................      --         --         18,517
  Corporate charges...........................................................         360        111     --
                                                                                ----------  ---------  ---------
                                                                                       465        456     19,874
                                                                                ----------  ---------  ---------
Expenses:
  General and administrative..................................................       3,750      2,992      5,960
  Interest expense............................................................         484      1,661     20,571
  Other expense...............................................................         445        531         33
                                                                                ----------  ---------  ---------
                                                                                     4,679      5,184     26,564
                                                                                ----------  ---------  ---------
                                                                                    (4,214)    (4,728)    (6,690)
                                                                                ----------  ---------  ---------
Equity in net income (loss) of subsidiaries before extraordinary item (a).....     (25,917)    (1,316)     6,893
                                                                                ----------  ---------  ---------
Income (loss) before extraordinary item.......................................     (30,131)    (6,044)       203
Extraordinary (loss) on early extinguishment of debt..........................         (47)    --         (2,053)
                                                                                ----------  ---------  ---------
  Net (loss)..................................................................  $  (30,178) $  (6,044) $  (1,850)
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------

- ------------------------
(a) Equity in net income (loss) of subsidiaries before extraordinary item includes losses from discontinued operations of $25.2 million, $4.9 million and $2.2 million in fiscal 1994, 1995 and 1996, respectively. (See Note 5 to the consolidated financial statements.)

                                                                      SCHEDULE 1
                                                                     (CONTINUED)

                               THE ALPINE GROUP, INC.
                                  (PARENT COMPANY)
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED APRIL 30,
                                                                              -----------------------------------
                                                                                 1994       1995         1996
                                                                              ----------  ---------  ------------
                                                                                        (IN THOUSANDS)
Cash provided by (used for) operating activities............................  $   (2,566) $  (6,383) $      7,798
                                                                              ----------  ---------  ------------
Cash flows from investing activities:
  Capital expenditures......................................................          (5)       (67)         (122)
  Acquisitions, net of cash acquired........................................     (17,000)    (2,424)      --
  Investment in/sale of subsidiaries........................................         773     --            (3,157)
  Proceeds from (investment in) marketable securities.......................      (1,268)       477        (6,218)
  Dividends received from subsidiaries......................................      17,610      2,000       --
  Loan to PolyVision Corporation............................................      --         --            (3,086)
  Other.....................................................................      --            300       --
                                                                              ----------  ---------  ------------
Cash provided by (used for) investing activities............................         110        286       (12,583)
                                                                              ----------  ---------  ------------
Cash flows from financing activities:
  Short-term borrowings (repayments)........................................        (118)    20,685       (21,000)
  Borrowings under revolving credit facility................................      --         --            58,099
  Long-term borrowings......................................................         123     --           140,357
  Repayments of long-term borrowings........................................      --         --            (1,701)
  Capitalized financing costs...............................................      --         --            (9,208)
  Dividends on preferred stock..............................................        (414)      (505)         (720)
  Proceeds from stock options exercised.....................................       1,072        256           120
  Advances and loans to subsidiaries, net...................................      (1,809)    (1,659)     (169,926)
  Issuance of preferred stock (net).........................................       4,700     --           --
  Purchase of treasury shares...............................................      --         (1,211)       (3,656)
  Other.....................................................................      --         --              (196)
                                                                              ----------  ---------  ------------
Cash provided by (used for) financing activities............................       3,554     17,566        (7,831)
                                                                              ----------  ---------  ------------
Net increase (decrease) in cash and cash equivalents........................       1,098     11,469       (12,616)
Cash and cash equivalents at beginning of year..............................         732      1,830        13,299
                                                                              ----------  ---------  ------------
Cash and cash equivalents at end of year....................................  $    1,830  $  13,299  $        683
                                                                              ----------  ---------  ------------
                                                                              ----------  ---------  ------------
Supplemental cash flow disclosures:
  Interest paid.............................................................  $      376  $   1,287  $     13,973
                                                                              ----------  ---------  ------------
                                                                              ----------  ---------  ------------

                                                                      SCHEDULE 1
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                                   APPENDIX A

                                                                                                APRIL 30,
                                                                                          ----------------------
                                                                                            1995        1996
                                                                                          ---------  -----------
                                                                                              (IN THOUSANDS)
Long-term debt:
Long-term debt consists of:
  12.25% Senior Secured Notes due 2003 face value $153,000,000(a).......................  $          $   141,070
  Revolving credit facility (a).........................................................     --           48,654
  13.5% Senior Subordinated Debentures (a)..............................................      1,551      --
  10% Convertible Senior Subordinated Notes due July 31, 1996 ($1,104,000 and $804,500
   face value at April 30, 1995 and 1996, respectively) (a).............................        860          804
  Other.................................................................................        273          123
                                                                                          ---------  -----------
                                                                                              2,684      190,651
Less, current portion...................................................................        150          804
                                                                                          ---------  -----------
                                                                                          $   2,534  $   189,847
                                                                                          ---------  -----------
                                                                                          ---------  -----------

- ------------------------
(a) See Note 9 to the consolidated financial statements

    Minimum current maturities of long-term debt outstanding as of April 30, 1996, are as follows:

FISCAL YEAR                                                       AMOUNT
- ---------------------------------------------------------------  ---------
1997...........................................................  $     804
1998...........................................................     --
1999...........................................................     --
2000...........................................................     --
2001...........................................................  $  48,654

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated June 14, 1996 included in this Form 10-K, into The Alpine Group, Inc.'s previously filed Registration Statements on Forms S-8 (File Nos. 2-70015 and 33-62544) and on Forms S-3 (File Nos. 33-30246 and 33-53434).

Arthur Andersen LLP

Atlanta, Georgia
July 26, 1996

                                                                      EXHIBIT 28

                                 ADIENCE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF APRIL 30, 1995 AND 1996
             TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Adience, Inc.:

    We have audited the accompanying consolidated balance sheets of Adience, Inc. (a Delaware Corporation and wholly owned subsidiary of The Alpine Group, Inc.) and Subsidiary as of April 30, 1995 and 1996 and the related consolidated statements of operations, stockholder's equity and cash flows for the period from December 21, 1994 to April 30, 1995 and for the year ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adience, Inc. and Subsidiary as of April 30, 1995 and 1996, and the results of their operations and their cash flows for the period from December 21, 1994 to April 30, 1995 and the year ended April 30, 1996 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Pittsburgh, Pennsylvania
June 7, 1996

                                 ADIENCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              APRIL 30,
                                                                                        ----------------------
                                                                                           1995        1996
                                                                                        -----------  ---------
                                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...........................................................  $     1,974  $     412
  Accounts receivable (less allowance for doubtful accounts of $897,000 in 1995 and
   $340,000 in 1996)..................................................................       17,983     17,183
  Inventories.........................................................................        9,547     11,264
  Other current assets................................................................        6,188      5,668
                                                                                        -----------  ---------
    Total current assets..............................................................       35,692     34,527
                                                                                        -----------  ---------
Property, plant and equipment, net....................................................       22,082     22,751
Goodwill, net.........................................................................       38,163     38,030
Net assets of discontinued operations.................................................        8,030     --
Note receivable from affiliate........................................................      --           2,049
Other long-term assets................................................................        2,080      1,603
                                                                                        -----------  ---------
    Total assets......................................................................  $   106,047  $  98,960
                                                                                        -----------  ---------
                                                                                        -----------  ---------


                                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings...............................................................  $    14,387  $  --
  Current portion of long-term debt...................................................          714        844
  Accounts payable....................................................................        8,722      7,909
  Accrued expenses and other liabilities..............................................       19,492     18,203
                                                                                        -----------  ---------
    Total current liabilities.........................................................       43,315     26,956
                                                                                        -----------  ---------
Notes payable to parent...............................................................      --          54,908
                                                                                        -----------  ---------
Due to parent.........................................................................      --           6,133
                                                                                        -----------  ---------
Payable to affiliate..................................................................        3,583     --
                                                                                        -----------  ---------
Long-term debt, less current portion..................................................       47,213      6,258
                                                                                        -----------  ---------
Other long-term liabilities...........................................................        3,076      2,968
                                                                                        -----------  ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, par value $0.01; 20,000,000 shares authorized, 10,100,000 shares
   issued at April 30, 1995...........................................................          101     --
  Common stock, par value $1.00; 1,000 shares authorized, 10 shares issued at April
   30, 1996...........................................................................      --          --
  Additional paid-in capital..........................................................       12,303      5,710
  Cumulative translation adjustment...................................................          144        132
  Accumulated deficit.................................................................       (3,688)    (4,105)
                                                                                        -----------  ---------
    Total stockholder's equity........................................................        8,860      1,737
                                                                                        -----------  ---------
    Total liabilities and stockholder's equity........................................  $   106,047  $  98,960
                                                                                        -----------  ---------
                                                                                        -----------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 ADIENCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE PERIOD FROM DECEMBER 21, 1994 TO APRIL 30, 1995
                       AND THE YEAR ENDED APRIL 30, 1996

                                                                                          1995        1996
                                                                                        ---------  -----------
                                                                                            (IN THOUSANDS,
                                                                                        EXCEPT PER SHARE DATA)
Net sales.............................................................................  $  33,650  $   113,700
Cost of goods sold....................................................................     27,011       90,931
                                                                                        ---------  -----------
  Gross profit........................................................................      6,639       22,769
Selling, general, and administrative expense..........................................      5,742       14,965
Amortization of goodwill..............................................................        515        1,246
                                                                                        ---------  -----------
  Operating income....................................................................        382        6,558
Interest income.......................................................................         42          217
Interest expense......................................................................     (2,836)      (8,452)
Other income, net.....................................................................        286          289
                                                                                        ---------  -----------
  (Loss) before income tax expense and extraordinary item.............................     (2,126)      (1,388)
Income tax expense....................................................................        (58)        (375)
                                                                                        ---------  -----------
  (Loss) before extraordinary item....................................................     (2,184)      (1,763)
Extraordinary (loss) on early extinguishment of debt..................................     --             (158)
                                                                                        ---------  -----------
  Net (loss)..........................................................................  $  (2,184) $    (1,921)
                                                                                        ---------  -----------
                                                                                        ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements

                                 ADIENCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE PERIOD FROM DECEMBER 21, 1994 TO APRIL 30, 1996

                                                                    ADDITIONAL   RETAINED      FOREIGN        TOTAL
                                                         COMMON       PAID IN    EARNINGS     CURRENCY     STOCKHOLDER'S
                                                          STOCK       CAPITAL    (DEFICIT)   TRANSLATION      EQUITY
                                                       -----------  -----------  ---------  -------------  ------------
 Balance at December 21, 1994........................   $     101    $  12,303   $  (1,504)                 $   10,900
Net (loss)...........................................                               (2,184)                     (2,184)
Cumulative translation adjustment....................                                         $     144            144
                                                       -----------  -----------  ---------        -----    ------------
  Balance at April 30, 1995..........................         101       12,303      (3,688)         144          8,860
Purchase accounting adjustment.......................                   (2,505)                                 (2,505)
Recapitalization.....................................        (101)         101                                  --
Acquisition of minority interest.....................                    1,596       1,504                       3,100
Dividend.............................................                   (5,785)                                 (5,785)
Net (loss)...........................................                               (1,921)                     (1,921)
Cumulative translation adjustment....................                                               (12)           (12)
                                                       -----------  -----------  ---------        -----    ------------
  Balance at April 30, 1996..........................   $  --        $   5,710   $  (4,105)   $     132     $    1,737
                                                       -----------  -----------  ---------        -----    ------------
                                                       -----------  -----------  ---------        -----    ------------

  The accompanying notes are an integral part of these consolidated financial statements

                                 ADIENCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIOD FROM DECEMBER 21, 1994 TO APRIL 30, 1995
                       AND THE YEAR ENDED APRIL 30, 1996

                                                                                           1995        1996
                                                                                         ---------  ----------
                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) before extraordinary item.................................................  $  (2,184) $   (1,763)
  Adjustments to reconcile net (loss) to net cash (used for) operating activities:
    Depreciation and amortization......................................................      1,621       4,207
    Amortization of deferred financing costs...........................................        260         184
    Change in assets and liabilities:
      Accounts receivable..............................................................     (2,520)        702
      Inventories......................................................................        139      (1,717)
      Other current assets.............................................................       (509)       (564)
      Accounts payable and accrued expenses............................................        (85)     (7,168)
      Other............................................................................       (145)         23
                                                                                         ---------  ----------
Cash (used for) operating activities...................................................     (3,423)     (6,096)
                                                                                         ---------  ----------
Cash flows from investing activities:
  Capital expenditures.................................................................       (160)     (1,767)
  Other................................................................................       (124)       (338)
                                                                                         ---------  ----------
Cash (used for) investing activities...................................................       (284)     (2,105)
                                                                                         ---------  ----------
Cash flows from financing activities:
  Borrowings (repayments) under revolving line of credit, net..........................      1,919     (14,387)
  Borrowings from (advances to) parent.................................................       (100)     58,913
  Advances to affiliates...............................................................     --          (2,049)
  Long-term borrowings.................................................................        636      --
  Repayment of long-term borrowings....................................................     --         (35,838)
                                                                                         ---------  ----------
Cash provided by financing activities..................................................      2,455       6,639
                                                                                         ---------  ----------
  Net (decrease) in cash and cash equivalents..........................................     (1,252)     (1,562)
Cash at beginning of period............................................................      3,226       1,974
                                                                                         ---------  ----------
Cash at end of period..................................................................  $   1,974  $      412
                                                                                         ---------  ----------
Supplemental disclosures:
  Cash interest paid during the period (including interest paid to parent).............  $     902  $    7,120
                                                                                         ---------  ----------
  Cash paid during the period for income taxes.........................................  $      76  $      344
                                                                                         ---------  ----------
Non-cash investing and financing activities:
  Debt retired in exchange for parent company preferred stock..........................             $    2,245
                                                                                                    ----------
  Dividend paid to parent in the form of a property distribution.......................             $    5,785
                                                                                                    ----------

  The accompanying notes are an integral part of these consolidated financial statements

                                 ADIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired 82.3% of Adience Inc. ("Adience") outstanding common stock which when combined with Adience common stock previously purchased by Alpine, resulted in Alpine owning 87.2% of Adience's outstanding common stock on such date (the "Adience Acquisition"). On July 21, 1995, in connection with a recapitalization, Alpine acquired the remaining 12.8% of Adience common stock.

    Adience is engaged in the manufacture, sale, installation and maintenance of specialty refractory products. Refractory products are used in virtually every industrial process requiring heating or containment at a high temperature of a solid, liquid or gas. Refractory products are ceramic materials used as insulation on surfaces that are exposed to high temperatures. Adience also provides installation and maintenance services in connection with its specialty refractory products to the steel, aluminum, glass, petrochemical and other non-ferrous industries.

    Adience consists of three refractory units: BMI-FRANCE, Findlay and Furnco. BMI-FRANCE engages in the manufacture, sale, installation and maintenance of specialty unformed refractory products and bricks. Findlay manufactures and sells specialty refractory block used in the production of glass and glass products. Furnco is engaged in the rebuilding, repair and maintenance of coke ovens.

    Adience's wholly-owned subsidiary, Adience Canada, Inc. ("Adience Canada"), owns and operates its own headquarters and refractory manufacturing facility in Ontario, Canada, from where it markets Adience's full range of products throughout Canada.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Adience and its wholly-owned subsidiary Adience Canada. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Adience considers all highly liquid investments with a maturity of 90 days or less to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (FIFO) or average cost method.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The components of inventories are:

                                                                        APRIL 30,   APRIL 30,
                                                                          1995        1996
                                                                       -----------  ---------
                                                                           (IN THOUSANDS)
Raw materials........................................................   $   3,037   $   3,799
Work in process......................................................       1,488       1,654
Finished goods.......................................................       5,022       5,811
                                                                       -----------  ---------
                                                                        $   9,547   $  11,264
                                                                       -----------  ---------
                                                                       -----------  ---------

    REVENUE RECOGNITION

    Revenues related to certain of Adience's long-term contracts are recognized by the percentage of completion method measured on the basis of costs incurred to estimated total costs which approximates contract performance to date. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss. Recognized revenue is that percentage of total contractual revenue that incurred costs to date bear to estimated total costs after giving effect to the most recent estimates of costs to complete. All other revenues are recognized when the products are delivered or services performed.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is provided over the estimated useful lives using the straight-line method. Amortization of assets under capital leases is included in depreciation expense. Improvements to existing equipment that materially extend the life of properties are capitalized as incurred.

    Maintenance and repairs are charged to expense as incurred and amounted to $2.0 million for the period ended April 30, 1995 and $5.2 million for the year ended April 30, 1996.

    GOODWILL

    The excess of the purchase price over net identifiable assets acquired is amortized ratably over 30 years on the straight-line method. Goodwill is periodically reviewed to access recoverability from future operations using undiscounted cash flows, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairments would be recognized in operating results if a permanent diminution in value occurred.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of Adience Canada is measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign exchange gains and losses incurred on foreign currency transactions are included in net income.

    CONCENTRATIONS OF CREDIT RISK

    At April 30, 1995 and 1996, accounts receivable from customers in the steel and steel-related industries total approximately $11.5 million and $13.1 million, respectively.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  CONTRACTS IN PROGRESS
    The status of costs, billings and estimated earnings on uncompleted construction contracts was as follows:

                                                        COSTS AND ESTIMATED  BILLINGS IN EXCESS
                                                        EARNINGS IN EXCESS      OF COSTS AND
                                                            OF BILLINGS      ESTIMATED EARNINGS     TOTAL
                                                        -------------------  -------------------  ---------
                                                                          (IN THOUSANDS)
April 30, 1995:
  Costs and estimated earnings........................       $     994            $     491       $   1,485
  Billings............................................              41                  656             697
                                                               -------                -----       ---------
                                                             $     953            $     165       $     788
                                                               -------                -----       ---------
April 30, 1996
  Costs and estimated earnings........................       $   1,274            $      14       $   1,288
  Billings............................................             110                   23             133
                                                               -------                -----       ---------
                                                             $   1,164            $       9       $   1,155
                                                               -------                -----       ---------
                                                               -------                -----       ---------

3.  SHORT TERM BORROWINGS
    On July 21, 1995, Adience's revolving credit facility was repaid. Termination fees of $158,000 associated with repayment of the revolving credit facility were recorded as an extraordinary loss on the early extinguishment of debt.

4.  LONG-TERM DEBT
    Long-term debt consisted of the following:

                                                                                 APRIL 30,   APRIL 30,
                                                                                   1995        1996
                                                                                 ---------  -----------
                                                                                     (IN THOUSANDS)
11% Senior Secured Notes due 2002 (face value $49,079,000 and $4,988,000 at
 April 30, 1995 and 1996, respectively) (a)....................................  $  45,496   $   4,675
Capital lease obligations (b)..................................................        621       1,025
Notes payable with monthly installments of principal and interest of $22,000
 through December 1997, interest at 10%........................................        587         378
Industrial Development Authority Note with monthly installments of principal
 and interest of $2,000 through March 2010, interest at 2%.....................        343         321
Machinery and equipment loan with monthly installments of principal and
 interest of $5,000 through March 2002, interest at 2%.........................        361         308
Other (interest ranges from 10.25% to 13%).....................................        519         395
                                                                                 ---------  -----------
                                                                                    47,927       7,102
Less: current portion of long-term debt........................................        714         844
                                                                                 ---------  -----------
                                                                                 $  47,213   $   6,258
                                                                                 ---------  -----------
                                                                                 ---------  -----------

    At April 30, 1996, the fair value of Adience's long-term debt approximated its recorded value based on quoted market prices for the same or similar issues or on current rates offered to Adience for debt of the same remaining maturities.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  LONG-TERM DEBT (CONTINUED)
    Principal maturities of long-term debt obligations for the years ended April 30, are as follows (in thousands):

1997.................................................  $     844
1998.................................................        707
1999.................................................        361
2000.................................................        143
2001.................................................        105

(a) The Senior Secured Notes have an annual interest rate of 11% and were issued under an indenture agreement dated as of June 30, 1993. The Senior Secured Notes are redeemable at the option of Adience after December 15, 1997. The Senior Secured Notes are not guaranteed by Adience Canada. The Senior Secured Notes are secured by a lien on all of Adience's assets, subject to certain conditions. Adience, on a consolidated basis, has certain restrictive covenants which are customary for such financings including, among other things, limitations on additional indebtedness and limitations on asset sales.

    On July 21, 1995, Adience redeemed $44.1 million face value of the Senior Secured Notes (see Note 10).

(b) Property, plant and equipment at April 30, 1995 and 1996 includes equipment, automobiles and trucks under capital lease obligations with a net book value of $1.5 million and $1.8 million, respectively. During the year ended April 30, 1996 Adience entered into capital lease obligations amounting to $810,000.

5.  DISCONTINUED OPERATIONS
    As of December 21, 1994 Alpine and Information Display Technology, Inc. ("IDT"), formerly a majority-owned subsidiary of Adience, entered into an Agreement and Plan of Merger, which provided for the merger of Alpine's information display group (a business segment of Alpine), comprised of Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), with and into two separate wholly-owned subsidiaries of IDT formed for the purpose of acquiring APV and Posterloid. To effectuate the merger in fiscal 1996, a portion of Adience's equity interest in IDT was distributed to Alpine as a dividend in kind, with the remainder distributed as part of the Senior Secured Notes redemption (see Note 10). In addition, the balance of the amounts due IDT (classified in the April 30, 1995 balance sheet as "Payable to affiliate") was assigned to Alpine. Further, the balance sheet at April 30, 1995 reflects the net assets of IDT as "Net assets of discontinued operations."

6.  RESEARCH AND DEVELOPMENT EXPENSE
    Adience incurred research and development expense of $366,000 and $1,116,000 for the period ended April 30, 1995 and the year ended April 30, 1996, respectively.

7.  INCOME TAXES
    Net (loss) income before income taxes, and extraordinary item consisted of:

                                                                       APRIL 30,  APRIL 30,
                                                                         1995       1996
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Domestic.............................................................  $  (2,291) $  (2,308)
Canadian.............................................................        165        920
                                                                       ---------  ---------
                                                                       $  (2,126) $  (1,388)
                                                                       ---------  ---------
                                                                       ---------  ---------

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INCOME TAXES (CONTINUED)
    Federal, foreign, and state income tax expense (benefit) consisted of the following:

                                                                         APRIL 30,    APRIL 30,
                                                                           1995         1996
                                                                        -----------  -----------
                                                                             (IN THOUSANDS)
Current:
  Federal/state.......................................................   $    (822)   $     636
  Foreign.............................................................          48          305
                                                                        -----------  -----------
Total current.........................................................        (774)         941
                                                                        -----------  -----------
Deferred:
  Federal/State.......................................................         822         (536)
  Foreign.............................................................          10           70
  Other...............................................................      --             (100)
                                                                        -----------  -----------
Total deferred........................................................         832         (566)
                                                                        -----------  -----------
Total income tax provision............................................   $      58    $     375
                                                                        -----------  -----------
                                                                        -----------  -----------

    A reconciliation of income tax expense reported in the accompanying statements of operations to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before income tax expense and extraordinary item for the periods presented is as follows:

                                                                        APRIL 30,   APRIL 30,
                                                                          1995        1996
                                                                       -----------  ---------
                                                                           (IN THOUSANDS)
Expected Federal income tax expense (benefit) at Federal statutory
 tax rate                                                               $    (723)  $    (472)
Increase (decreases):
  Effect of Canadian income taxes....................................          58         407
  Change in valuation allowance......................................         162      (1,800)
  Amortization of goodwill...........................................         175         424
  Deferred gain related to IDT.......................................         426      --
  Extinquishment of debt.............................................      --           1,989
  Other items........................................................         (40)       (173)
                                                                       -----------  ---------
                                                                        $      58   $     375
                                                                       -----------  ---------
                                                                       -----------  ---------

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INCOME TAXES (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following at April 30, 1996 and 1995:

                                                                    APRIL 30,   APRIL 30,
                                                                       1995        1996
                                                                    ----------  ----------
                                                                        (IN THOUSANDS)
Property, plant and equipment.....................................  $    4,968  $    4,827
Pension accrual...................................................         270         270
Other.............................................................      --             112
                                                                    ----------  ----------
  Gross deferred tax liabilities..................................       5,238       5,209
                                                                    ----------  ----------
Inventory.........................................................        (329)       (260)
Insurance and benefit accruals....................................      (4,019)     (5,090)
Bad debt reserve..................................................        (382)       (181)
State income and sales/use tax liability..........................         (25)        (50)
Environmental liability...........................................        (518)       (475)
NOL carryforwards.................................................     (10,426)     (9,890)
Foreign tax credits...............................................        (276)       (276)
Minimum tax credits...............................................        (402)       (402)
Other.............................................................        (507)       (486)
                                                                    ----------  ----------
  Gross deferred tax assets.......................................     (16,884)    (17,110)
Valuation allowance...............................................      11,848      12,117
                                                                    ----------  ----------
  Net deferred tax liability......................................  $      202  $      216
                                                                    ----------  ----------
                                                                    ----------  ----------

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts, and for the expected future tax benefit to be derived from tax loss carryforwards. The statement also requires that a valuation allowance be established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits is dependent on Adience's ability to generate taxable income within the periods in which net temporary differences reverse.

    As of April 30, 1996, Adience has a net operating loss carryforward for domestic federal income tax purposes of approximately $19.7 million which will expire in 2009, 2010 and 2011. Minimum tax and foreign tax credits of $678,000 are also available to offset federal income tax liabilities to the extent that regular tax exceeds tentative minimum tax in subsequent years. Effective December 21, 1994, as part of the Adience acquisition, Adience had an ownership change, as defined by Section 382 of the Internal Revenue Code, which may limit Adience's ability to utilize the pre-ownership change portion of its net operating loss carryforwards. An examination of Adience's consolidated U.S. income tax returns for 1988 through 1993 is currently underway. Any resulting adjustments for those years may impact Adience's net operating loss carryforwards. Management believes that the recorded liability is adequate to cover the final assessment.

8.  EMPLOYEE BENEFITS
    During 1992, Adience initiated a 401(k) Savings Plan. This plan covers substantially all non-bargaining employees, who meet minimum age and service requirements. Adience matches employee contributions of up to 8 percent of compensation at a rate of 25 percent. Amounts charged against income totaled $173,000 and $369,000 for the period ended April 30, 1995 and the year ended April 30, 1996, respectively.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  EMPLOYEE BENEFITS (CONTINUED)
    Adience and its subsidiary maintain various defined benefit pension plans covering substantially all hourly employees. The plans provide pension benefits based on the employee's years of service or the average salary for a specific number of years of service. Adience's funding policy is to make annual contributions to the extent deductible for federal income tax purposes.

    Plan assets and projected benefit obligations for service to date for Adience's defined benefit pension plans aggregated approximately $6.8 million and $7.2 million at April 30, 1995 and 1996, respectively. The components of net periodic pension cost for the year ended April 30, 1996 is not material to the consolidated financial statements. Plan assets are invested in cash, short-term investments, equities, and fixed income instruments. The actuarial present value of the projected benefit obligation at April 30, 1995 and 1996 was determined using a weighted average discount rate of 7.5%. The expected long-term rate of return on plan assets was 7.5% and 8.0% at April 30, 1995 and 1996, respectively.

    Certain union employees of Adience and its subsidiary are covered by multi-employer defined benefit retirement plans. Expense relating to these plans amounted to $0.4 million and $1.6 million for the period ended April 30, 1995 and the year ended April 30, 1996, respectively.

    In December 1990, the Financial Accounting Standards Board issued SFAS No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No. 106), that requires that the projected future cost of providing post-retirement benefits, such as health care and life insurance, be recognized as an expense as employees render service instead of when the benefits are paid. Adience currently provides only life insurance benefits to certain of its hourly and salaried employees on a fully insured basis. Adoption of SFAS No. 106 did not have a material impact on Adience's consolidated financial statements. In November 1992, the Financial Accounting Standards Board issued new rules that require that the projected future cost of providing post-employment benefits be recognized as an expense as employees render service instead of when the benefits are paid. Adience believes its accrual for post-employment benefits is adequate.

9.  COMMITMENTS AND CONTINGENCIES
    Adience leases certain buildings, machinery, and equipment under both short- and long-term lease arrangements. Future minimum lease commitments under non-cancelable operating leases are not significant. Rental expense approximated $634,000 and $2,058,000 for the period ended April 30, 1995 and the year ended April 30, 1996, respectively.

    Adience's J.H. France unit, which was merged into Adience in December 1991, has been named as party in approximately 3,000 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in twelve jurisdictions principally by employees and former employees of certain customers of J.H.France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H.France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H.France, caused silica related diseases. The majority of the lawsuits seek monetary damages ranging from $20,000 to $1.0 million each. J.H.France and its insurance carrier have historically settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H.France, Adience, as successor in interest to BMI, has been named a party in approximately 390 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky and Indiana, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, not asbestosis, in such persons.

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
The majority of such lawsuits seek unstated monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated. Virtually all such claims and all costs of defense for these cases are covered by insurance.

    The insurance companies which had issued policies covering the J.H.France cases initially denied coverage for these claims. In June 1990, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. As a result of this judicial determination and based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in such pending cases will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the 3,000 J.H.France cases and the other 390 cases, for which the scope of coverage has never been an issue.

    Adience's Furnco unit has recently been named, although not effectively served, as the sole defendant in nine separate lawsuits, each of which contains one plaintiff (i.e., either husband or husband and wife). At this time, investigation is continuing as to the nature and extent of such suits, as well as the extent of insurance coverage therefor.

    Adience is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will not have a material adverse effect upon Adience's consolidated financial position, liquidity or results of operations.

10. RELATED PARTY TRANSACTIONS
    On July 21, 1995, Alpine completed the placement of $153 million of 12.25% Senior Secured Notes (the "Alpine Notes") and entered into an $85 million credit facility (the "Credit Facility") . The Alpine Notes and Credit Facility are guaranteed by Adience and Superior Telecommunications Inc. ("Superior"), another subsidiary of Alpine. The Alpine Notes are also secured by a pledge of the capital stock of Superior and Adience.

    In connection with the placement of the Senior Notes and the closing of the Credit Facility, Adience entered into financing arrangements with Alpine whereby Alpine advanced funds to Adience. The proceeds of the funds advanced were used to redeem $44.1 million face value of 11% Senior Secured Notes and the Adience credit facility (see Note 4) plus accrued interest and to fund working capital requirements. At April 30, 1996 Adience is indebted to Alpine under notes payable amounting to $61.0 million related to such financing arrangements.

    Such notes payable to Alpine include:

        (1) An $49.0 million note payable due in 2003 (subject to certain mandatory prepayment requirements), with interest payable semiannually at an annual rate of 14%; and

        (2) $4.7 million in borrowings under a revolving credit facility between Alpine and Adience due in 2000, with interest payable monthly at the greater of prime plus 0.375% or LIBOR plus

                                 ADIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RELATED PARTY TRANSACTIONS (CONTINUED)
    2.25%. Borrowings from Alpine by Adience under the revolving credit facility are subject to a borrowing base determined as a percentage of eligible accounts receivable and inventory. The revolving credit facility is secured by a pledge of Adience's accounts receivable and inventory.

        (3) $2.4 million in subordinated notes due in 2003 with interest at 12%.

    Total interest expense charged by Alpine to Adience under the aforementioned financing arrangements amounted to approximately $5.8 million for the year ended April 30, 1996.

    In November 1995, Adience entered into a note agreement whereby Adience Canada advanced approximately $2.0 million to Superior Cable Corporation, Superior's Canadian subsidiary. The advance bears interest at 8%.

    Alpine allocates certain direct expenses to its subsidiaries, the most significant of which is insurance expense which is allocated based upon projected payrolls, property values and forecasted losses. Such allocated costs totaled $1.3 million for the year ended April 30, 1996 and were applied as an increase in the amount Due to parent. There were no such allocations for the period ended April 30, 1995.

                        SUPERIOR TELECOMMUNICATIONS INC.
                                 AND SUBSIDIARY
             (A WHOLLY-OWNED SUBSIDIARY OF THE ALPINE GROUP, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF APRIL 30, 1995 AND APRIL 28, 1996
                         TOGETHER WITH AUDITORS' REPORT

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             (A WHOLLY-OWNED SUBSIDIARY OF THE ALPINE GROUP, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF APRIL 30, 1995 AND APRIL 28, 1996

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Report of independent public accountants...................................................................          18

Consolidated financial statements

  Consolidated balance sheets as of April 30, 1995 and April 28, 1996......................................          19

  Consolidated statements of operations and retained earnings for the period from November 11, 1993 to May
   1, 1994 and for the years ended April 30, 1995 and April 28, 1996.......................................          20

  Consolidated statements of cash flows for the period from November 11, 1993 to May 1, 1994 and for the
   years ended April 30, 1995 and April 28, 1996...........................................................          21

Notes to consolidated financial statements.................................................................          22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Superior Telecommunications Inc.:

    We have audited the accompanying consolidated balance sheets of Superior Telecommunications Inc. (a Georgia Corporation and wholly-owned subsidiary of The Alpine Group, Inc.) and Subsidiary as of April 30, 1995 and April 28, 1996 and the related consolidated statements of operations and retained earnings and cash flows for the period from November 11, 1993 to May 1, 1994 and for the years ended April 30, 1995 and April 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Telecommunications Inc. and subsidiary as of April 30, 1995 and April 28, 1996 and the results of their operations and their cash flows for the period from November 11, 1993 to May 1, 1994 and for the years ended April 30, 1995 and April 28, 1996 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
June 7, 1996

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        APRIL 30,   APRIL 28,
                                                                                          1995        1996
                                                                                        ---------  -----------
                                                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents...........................................................  $       4  $        11
  Accounts receivable (less allowance for doubtful accounts of $40,000 in 1995 and
   $151,000 in 1996)..................................................................     18,268       47,936
  Inventories.........................................................................     19,665       51,721
  Other current assets................................................................      1,041        4,656
                                                                                        ---------  -----------
    Total current assets..............................................................     38,978      104,324
                                                                                        ---------  -----------
Property, plant and equipment, net....................................................     26,132       72,877
Goodwill, net.........................................................................     32,161       48,414
Due from parent.......................................................................     --           15,103
Other long-term assets................................................................      1,017          431
                                                                                        ---------  -----------
    Total assets......................................................................  $  98,288  $   241,149
                                                                                        ---------  -----------
                                                                                        ---------  -----------

                                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt...................................................  $   1,600  $   --
  Accounts payable....................................................................     16,281       43,464
  Accrued expenses and other liabilities..............................................      3,640       11,164
                                                                                        ---------  -----------
    Total current liabilities.........................................................     21,521       54,628
                                                                                        ---------  -----------
Notes payable to parent...............................................................     --          122,154
                                                                                        ---------  -----------
Note payable to affiliate.............................................................     --            1,981
                                                                                        ---------  -----------
Long-term debt, less current portion..................................................     25,320        6,170
                                                                                        ---------  -----------
Deferred income taxes.................................................................      5,693        5,893
                                                                                        ---------  -----------
Other long-term liabilities...........................................................      1,493        1,493
                                                                                        ---------  -----------
Commitments and contingencies
Stockholder's equity:
  Common stock, par value $.01; 10,000 shares authorized, 1,000 shares issued.........     --          --
  Additional paid-in capital..........................................................     41,144       41,144
  Cumulative translation adjustment...................................................     --             (215)
  Retained earnings...................................................................      3,117        7,901
                                                                                        ---------  -----------
    Total stockholder's equity........................................................     44,261       48,830
                                                                                        ---------  -----------
    Total liabilities and stockholder's equity........................................  $  98,288  $   241,149
                                                                                        ---------  -----------
                                                                                        ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

              FOR THE PERIOD FROM NOVEMBER 11, 1993 TO MAY 1, 1994 AND FOR THE YEARS ENDED APRIL 30, 1995 AND APRIL 28, 1996

                                                                           1994          1995            1996
                                                                        -----------  -------------  --------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.............................................................  $    46,857  $     136,578  $      384,237
Cost of goods sold....................................................       42,849        122,428         344,565
                                                                        -----------  -------------  --------------
  Gross profit........................................................        4,008         14,150          39,672
Selling, general, and administrative expense..........................        1,950          5,010           8,375
Amortization of goodwill..............................................          433          1,124           1,556
                                                                        -----------  -------------  --------------
  Operating income....................................................        1,625          8,016          29,741
Interest expense, net.................................................       (1,097)        (2,878)        (16,118)
                                                                        -----------  -------------  --------------
  Income before income tax expense and extraordinary item.............          528          5,138          13,623
Income tax expense....................................................         (332)        (2,217)         (6,028)
                                                                        -----------  -------------  --------------
  Income before extraordinary item....................................          196          2,921           7,595
Extraordinary (loss) on early extinguishment of debt, net.............      --            --                (2,811)
                                                                        -----------  -------------  --------------
  Net income..........................................................          196          2,921           4,784
Retained earnings at beginning of period..............................      --                 196           3,117
                                                                        -----------  -------------  --------------
Retained earnings at end of period....................................  $       196  $       3,117  $        7,901
                                                                        -----------  -------------  --------------
Income per share of common stock:
  Income before extraordinary item....................................  $    196.00  $    3,117.00  $     7,595.00
  Extraordinary (loss) on early extinguishment of debt................      --            --             (2,811.00)
                                                                        -----------  -------------  --------------
Net income per share of common stock..................................  $    196.00  $    3,117.00  $     4,784.00
                                                                        -----------  -------------  --------------
                                                                        -----------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE PERIOD FROM NOVEMBER 11, 1993 TO MAY 1, 1994 AND FOR THE YEARS ENDED APRIL 30, 1995 AND APRIL 28, 1996

                                                                                  1994       1995         1996
                                                                                ---------  ---------  ------------
                                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income before extraordinary item........................................  $     196  $   2,921  $      7,595
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................      1,563      3,714         7,719
    Amortization of deferred financing costs..................................        124        253           360
    Deferred income taxes.....................................................        332         90        (1,300)
    Change in assets and liabilities:
      Accounts receivable.....................................................     (3,119)    (4,024)         (526)
      Inventories.............................................................      1,098     (2,260)          717
      Other current assets....................................................        169       (142)           41
      Accounts payable........................................................        571      4,629        12,296
      Accrued expenses and other liabilities..................................       (381)       317           860
                                                                                ---------  ---------  ------------
Cash provided by operating activities.........................................        553      5,498        27,762
                                                                                ---------  ---------  ------------
Cash flows from investing activities:
  Proceeds from equipment sales...............................................         43         33           276
  Acquisitions, net of cash acquired..........................................     --         --          (103,409)
  Capital expenditures........................................................       (420)    (1,388)       (3,890)
  Capital expenditure from acquisition of BICC assets.........................     --         --            (5,447)
  Capitalized merger costs....................................................     (2,203)      (316)      --
  Other.......................................................................         12        150          (160)
                                                                                ---------  ---------  ------------
Cash used for investing activities............................................     (2,568)    (1,521)     (112,630)
                                                                                ---------  ---------  ------------
Cash flows from financing activities:
  Borrowings (repayments) under revolving line of credit, net.................      1,628     (2,033)      (16,500)
  Borrowings from parent......................................................     --         --           106,977
  Borrowings from affiliate...................................................     --         --             1,981
  Long-term borrowings........................................................      5,000     --           141,369
  Repayment of long-term borrowings...........................................     (3,300)    (2,314)     (145,587)
  Capitalized financing costs.................................................     (1,315)       (15)       (3,365)
  Other.......................................................................     --            385       --
                                                                                ---------  ---------  ------------
Cash provided by (used for) financing activities..............................      2,013     (3,977)       84,875
                                                                                ---------  ---------  ------------
Net (decrease) increase in cash and cash equivalents..........................         (2)    --                 7
                                                                                ---------  ---------  ------------
Cash at beginning of period...................................................          6          4             4
                                                                                ---------  ---------  ------------
Cash at end of period.........................................................  $       4  $       4  $         11
                                                                                ---------  ---------  ------------
Supplemental disclosures:
Cash interest paid during the period including interest paid to parent........  $     738  $   2,825  $     16,512
                                                                                ---------  ---------  ------------
Cash paid during the period for income taxes..................................  $  --      $     228  $        237
                                                                                ---------  ---------  ------------
Noncash investing and financing activities:
  Acquisition of business:
    Assets, net of cash acquired..............................................                        $    126,127
    Liabilities assumed.......................................................                             (22,718)
                                                                                                      ------------
      Net cash paid...........................................................                        $    103,409
                                                                                                      ------------
                                                                                                      ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    Prior to November 11, 1993, Superior Telecommunications Inc. (the "Company") was a wholly-owned subsidiary of Superior TeleTec Inc. On November 11, 1993 (the "Merger Date"), Superior TeleTec Inc. merged with The Alpine Group, Inc. ("Alpine") resulting in the Company becoming a wholly-owned subsidiary of Alpine.

    The Company is engaged in the manufacture and sale of copper wire and cable for the telecommunications industry.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Superior Cable Corporation, (collectively, "Superior"). All significant intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    Superior considers all highly liquid investment purchases with a maturity of 90 days or less to be cash equivalents.

    FISCAL PERIODS

    Superior operates on a fiscal year ending on the Sunday closest to April 30, which coincides with Alpine's fiscal year end. The accompanying financial statements include the period from the Merger Date through May 1, 1994 and the fiscal years ended April 30, 1995 and April 28, 1996.

    INVENTORIES

    Inventories are stated at the lower of cost or market, using the first-in, first-out ("FIFO") method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Building and improvements...........................  10 to 30 years
Machinery and equipment.............................  3 to 12 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill at April 30, 1995 and April 28, 1996 was $1.6 million and $3.1 million, respectively. Superior periodically reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows, in accordance with the provision of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
Long-Lived Assets to Be Disposed Of". Impairments would be recognized in operating results if a permanent diminution in value occurred. The adoption of this statement had no effect on Superior's consolidated financial position or results of operations as of or for the years ended April 30, 1995 or April 28, 1996.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of Superior's foreign subsidiary are measured using local currency as the functional currency. The assets and liabilities of the operations denominated in a foreign currency are translated into U.S. dollars at the exchange rate in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of stockholder's equity, and are not included in net income until realized through sale or liquidation of the investment.

    CONCENTRATIONS OF CREDIT RISK

    Sales to the six regional Bell operating companies and three major independent telephone companies represented 74%, 78% and 90% of Superior's net sales for the periods ended May 1, 1994, April 30, 1995, and April 28, 1996, respectively. Accounts receivable from these customers were $14.1 million and $43.1 million at April 30, 1995 and April 28, 1996, respectively.

    RECLASSIFICATION

    Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVENTORIES
    The components of inventories are as follows:

                                                                        1995       1996
                                                                      ---------  ---------
                                                                         (IN THOUSANDS)
Raw materials.......................................................  $   6,879      8,669
Work in process.....................................................      4,325      9,807
Finished goods......................................................      8,461     33,245
                                                                      ---------  ---------
                                                                      $  19,665  $  51,721
                                                                      ---------  ---------
                                                                      ---------  ---------

3.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consist of the following:

                                                                        1995       1996
                                                                      ---------  ---------
                                                                         (IN THOUSANDS)
Land................................................................  $     926  $   2,768
Building and improvements...........................................      6,600     16,025
Machinery and equipment.............................................     22,319     63,882
                                                                      ---------  ---------
                                                                         29,845     82,675
Less accumulated depreciation.......................................      3,713      9,798
                                                                      ---------  ---------
                                                                      $  26,132  $  72,877
                                                                      ---------  ---------
                                                                      ---------  ---------

    Depreciation expense for the periods ended May 1, 1994, April 30, 1995 and April 28, 1996 was $1.1 million, $2.6 million and $6.2 million, respectively.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  ALCATEL ACQUISITION
    On May 11, 1995, Superior completed the acquisition of the U.S. and Canadian copper wire and cable business of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. ("Alcatel NA", collectively) which was financed with the proceeds of the sale by Superior of $140.0 million aggregate principal amount of notes (the "Alcatel Acquisition Notes"). The Alcatel Acquisition Notes were subsequently redeemed with the proceeds of funds advanced by Alpine (see Note
7). The following reflects the allocation of the purchase price of net assets based upon the estimated fair values of such assets (in thousands):

Acquisition cost.................................................  $ 103,409
Less historical book value of net assets at May 11, 1995.........    (80,909)
Write-up of property, plant and equipment........................     (5,718)
Accrual of Alcatel employee relocation and severance costs.......        500
                                                                   ---------
Acquisition goodwill.............................................  $  17,282
                                                                   ---------
                                                                   ---------

    The acquisition cost of $103.4 million included $102.9 million paid in cash to Alcatel NA and acquisition expenses of approximately $500,000.

    The acquisition has been accounted for using the purchase method, and accordingly, the results of operations of the acquired business are included in Superior's results on a prospective basis from the date of acquisition. Unaudited condensed pro forma results of operations for the years ended April 30, 1995 and April 28, 1996. which give effect to the acquisition as if the transaction had occurred on May 1, 1994 are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period or of future results of operations.

                                                                          PRO FORMA
                                                                         (UNAUDITED)
                                                                   ------------------------
                                                                      1995         1996
                                                                   -----------  -----------
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Net sales........................................................  $   340,756  $   391,758
Income before income tax expense and extraordinary item..........        5,249       13,701
Income before extraordinary item.................................        3,149        7,673
Net income.......................................................        3,149        4,862
Income per share of common stock:
  Income before extraordinary item...............................  $    315.00  $    767.00
  Net income.....................................................       315.00       456.00

5.  ACCRUED EXPENSES
    Accrued expenses consist of the following:

                                                                         1995       1996
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Accrued wages, salaries and benefits.................................  $     938  $   5,098
Other accrued expenses...............................................      2,702      6,066
                                                                       ---------  ---------
                                                                       $   3,640  $  11,164
                                                                       ---------  ---------
                                                                       ---------  ---------

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DEBT
    Debt consists of the following:

                                                                         1995       1996
                                                                       ---------  ---------
                                                                          (IN THOUSANDS)
Lease finance obligation (a).........................................  $   5,000  $   5,000
Promissory note (b)..................................................     --          1,170
Revolving credit loan (c)............................................     16,534     --
Term loan (c)........................................................      5,386     --
                                                                       ---------  ---------
Total debt...........................................................     26,920      6,170
    Less current maturities..........................................      1,600     --
                                                                       ---------  ---------
Long-term debt.......................................................  $  25,320  $   6,170
                                                                       ---------  ---------
                                                                       ---------  ---------

    At April 28, 1996, the fair value of Superior's long-term debt approximated its recorded value based on quoted market prices for the same or similar issues or on current rates offered to Superior for debt of the same remaining maturities.
- ------------------------
(a) The lease finance obligation resulted from a sale/leaseback of Superior's manufacturing facility in December 1993 which, due to Superior's continuing involvement in the form of a repurchase option, has been recorded under the finance method. The sale/leaseback transaction included a sales price of
    $5.0 million and net cash proceeds (after fees and expenses) of approximately $4.5 million. The term of the leaseback is 20 years, with 5 additional option terms (at Superior's election) of 5 years each. Superior has a one time option to repurchase the property during the eleventh year of the lease term at the greater of the property's fair market value (as defined in the lease) or $5.0 million plus related ancillary costs. Annual lease payments are approximately $630,000 and are subject to adjustments based on changes in short term interest rates (monthly) and increases in the consumer price index (on a triennial basis). Until the repurchase option expires or is exercised, all lease payments will be reflected as interest expense. The related asset, which is being depreciated over its estimated useful life, has a net carrying value of $6.9 million at April 28, 1996 and is classified as land and buildings in the accompanying balance sheet.

(b) The promissory note is payable to BICC Phillips, Inc. from whom Superior acquired certain wire and cable manufacturing assets on November 28, 1995. The note does not bear interest and is due on December 31, 1996. The note will be repaid from borrowings under Superior's revolving credit facility (see Note 7).

(c) The revolving credit loan and term loan represented borrowings by Superior under credit facilities which were repaid during fiscal 1996 from the proceeds of the Alcatel Acquisition Notes (see Note 4).

7.  RELATED PARTY TRANSACTIONS
    On July 21, 1995, Alpine completed the placement of $153 million of 12.25% Senior Secured Notes (the "Alpine Notes") and entered into an $85 million credit facility (the "Credit Facility"). The Alpine Notes and Credit Facility are guaranteed by Superior and Adience, Inc. ("Adience"), another subsidiary of Alpine. The Alpine Notes are also secured by a pledge of the capital stock of Superior and Adience.

    In connection with the placement of the Senior Notes and the closing of the Credit Facility, Superior entered into financing arrangements with Alpine whereby Alpine advanced funds to Superior. The proceeds of the funds advanced were used to redeem the Alcatel Acquisition Notes (see

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  RELATED PARTY TRANSACTIONS (CONTINUED)
Note 4) plus accrued interest and to fund working capital requirements. At April 28, 1996 Superior is indebted to Alpine under notes payable amounting to $122.2 million related to such financing arrangements.

    Such notes payable to Alpine include:

        (1) An $88.9 million note payable due in 2003 (subject to certain mandatory prepayment requirements), with interest payable semiannually at an annual rate of 14%; and

        (2) $33.3 million in borrowings under a revolving credit facility between Alpine and Superior due in 2000, with interest payable monthly at prime plus 0.375% or LIBOR plus 2.25%. Borrowings from Alpine by Superior under the revolving credit facility are subject to a borrowing base determined as a percentage of eligible accounts receivable and inventory. The revolving credit facility is secured by a pledge of Superior's accounts receivable and inventory.

    In connection with the redemption of the Alcatel Acquisition Notes, Superior recognized a $2.8 million extraordinary loss, net of taxes of $2.0 million, on the early extinguishment of debt during the year ended April 28, 1996.

    Total   interest   expense  charged   by  Alpine   to  Superior   under  the
aforementioned financing arrangements amounted to approximately $12.4 million for the year ended April 28, 1996.

    In November 1995, Superior entered into a note agreement whereby Adience's Canadian subsidiary advanced approximately $2.0 million to Superior Cable Corporation, Superior's Canadian subsidiary. The advance bears interest at 8% and is payable on demand.

    The due from parent in the accompanying balance sheet is comprised of a non-interest bearing receivable from Alpine which arose primarily from funds advanced by Superior in connection with Alpine's debt refinancing.

    Alpine allocates certain direct expenses to its subsidiaries, the most significant of which is insurance expense which is allocated based upon projected payrolls, property values and forecasted losses. Such allocated costs totaled $1.8 million for the year ended April 28, 1996 and were applied as a reduction of amounts due from parent.

8.  INCOME TAXES
    For Federal income tax purposes, Superior's taxable income is included as part of a consolidated federal return filed by Alpine. Superior does, however, file separate state income tax returns. Superior accounts for income taxes on a stand-alone basis, as if it filed a separate Federal return, with any current Federal income taxes due being reflected as a payable to Alpine.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES (CONTINUED)
    U.S. income tax expense (benefit) for the periods ended May 1, 1994, April 30, 1995 and April 28, 1996 consists of the following:

                                                                    1994       1995       1996
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Current:
  Federal.......................................................  $  --      $   1,830  $   6,569
  State.........................................................     --            297        759
                                                                  ---------  ---------  ---------
                                                                     --          2,127      7,328
Deferred:
  Federal.......................................................        288         78     (1,160)
  State.........................................................         44         12       (140)
                                                                  ---------  ---------  ---------
                                                                        332         90     (1,300)
                                                                  ---------  ---------  ---------
Total income tax expense........................................  $     332  $   2,217  $   6,028
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Due to losses incurred in its foreign operations which were acquired in fiscal 1996, no foreign income taxes were recorded for the year ended April 28, 1996.

    A reconciliation of income tax expense reported in the accompanying statements of operations to the amount of income tax expense that would result from applying the federal statutory rate of 34% to income before income tax expense and extraordinary item for the periods ended May 1, 1994, April 30, 1995 and April 28, 1996 is as follows:

                                                                              1994       1995       1996
                                                                            ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Expected income tax expense at Federal statutory tax rate.................  $     179  $   1,747  $   4,632
Nondeductible goodwill amortization.......................................        147        382        383
State income tax expense, net of Federal tax benefit......................         29        204        408
Net tax loss of foreign subsidiary........................................     --         --            327
Other, net................................................................        (23)      (116)       278
                                                                            ---------  ---------  ---------
    Total income tax expense..............................................  $     332  $   2,217  $   6,028
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    At April 28, 1996, Superior had foreign net operating loss carryforwards of $1,486,000 generated by its wholly-owned foreign subsidiary, Superior Cable Corporation ("SCC"). Such carryforwards are available to offset SCC's future taxable income through fiscal year 2002.

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts, and for the expected future tax benefit to be derived from tax loss carryforwards. The statement also requires that a valuation allowance be established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits is dependent on Superior's ability to generate taxable income within the periods in which net temporary differences reverse.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  INCOME TAXES (CONTINUED)
    Items that result in deferred tax assets (liabilities) and the related valuation allowance at April 30, 1995 and April 28, 1996 are as follows:

                                                                       CURRENT              LONG-TERM
                                                                 --------------------  --------------------
                                                                   1995       1996       1995       1996
                                                                 ---------  ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Depreciation and amortization..................................  $  --      $  --      $  (8,118) $  (8,450)
Sale / leaseback...............................................  $  --      $  --          1,734      1,708
Accruals not currently deductible for tax......................        314      1,276        691        626
Inventory reserves.............................................        309        539     --         --
Inventory cost capitalization..................................        121        443     --         --
Tax net operating loss carryforwards...........................     --         --         --            550
Other..........................................................         15     --         --         --
                                                                 ---------  ---------  ---------  ---------
                                                                       759      2,258     (5,693)    (5,566)
    Less valuation allowance...................................     --         --         --           (327)
                                                                 ---------  ---------  ---------  ---------
                                                                 $     759  $   2,258  $  (5,693) $  (5,893)
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

9.  NET INCOME PER SHARE
    Net income per share is derived by dividing net income by the weighted average number of shares of common stock outstanding during the year. For the periods ended May 1, 1994, April 30, 1995 and April 28, 1996, the number of shares used in computing net income per share was 1,000.

10. DEFINED CONTRIBUTION RETIREMENT PLANS
    Superior maintains profit sharing plans with 401(k) components for the benefit of certain of its employees. The profit sharing component of the plans allow for discretionary contributions, whereas the 401(k) components provide for employee contributions through salary reduction election with certain mandatory employer matching contributions. For the periods ended May 1, 1994, April 30, 1995 and April 28, 1996, Superior made or accrued matching contributions of $60,000, $211,000 and $228,000, respectively.

11. DEFINED BENEFIT RETIREMENT PLANS
    During fiscal 1996, certain employees of Superior participated in various defined benefit retirement plans sponsored by Alcatel NA. These plans generally provide for payment of benefits, commencing at retirement between the ages of 55 and 65, based on the employee's length of service and earnings. In connection with the Alcatel acquisition, Superior is evaluating alternative retirement planning options and, in substantially all cases, participation in these plans has been frozen. Expense recorded for fiscal year 1996 service under these plans was approximately $304,000.

    During fiscal 1996, Superior also sponsored a defined benefit pension plan for employees of one of its manufacturing facilities previously owned by Alcatel NA. Benefits under that plan, which were also based on length of service and earnings, were frozen effective December 31, 1995 and the plan was replaced with a defined contribution plan. The amount charged to pension expense for fiscal year 1996 under the plan was $138,000. The accrued pension liability related to this plan was $67,000 at April 30, 1996 and is included in accrued liabilities in the accompanying balance sheet.

    In addition, Superior sponsored a defined benefit pension plan for employees of its Canadian manufacturing facility also previously owned by Alcatel NA. Benefits under the plan are based on length of service. The amount charged for pension expense for fiscal year 1996 under the plan was $58,000.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. DEFINED BENEFIT RETIREMENT PLANS (CONTINUED)
    The following table shows the plans' funded status and the amount recognized in the balance sheet at April 30, 1996:

Accumulated benefit obligation (100% vested)...................  $2,105,000
                                                                 ----------
Projected benefit obligation...................................  $2,314,000
Fair value of plan assets......................................   2,388,000
                                                                 ----------
Plan assets in excess of projected benefit obligation..........      74,000
Unrecognized net (gain) loss...................................     (74,000)
                                                                 ----------
    Prepaid pension cost.......................................  $        0
                                                                 ----------
                                                                 ----------

    A discount rate of 8% and an expected long-term rate of return on net assets of 8% were assumed for the above actuarial calculations.

12. POSTRETIREMENT HEALTH CARE BENEFITS
    Superior provides postretirement health care benefits for certain employees. The policy provides each employee and spouse, upon reaching normal or early retirement and upon achieving certain minimum service requirements, a fixed monthly benefit for the purchase of Superior-sponsored health care insurance. The amount of the monthly benefit will not be increased in the future, notwithstanding medical-based inflation cost increases.

    The accumulated postretirement health care benefit obligation which is included in long-term liabilities in the accompanying balance sheet, consists of the following:

                                                                          1995       1996
                                                                        ---------  ---------
                                                                           (IN THOUSANDS)
Retirees..............................................................  $     733  $     427
Fully eligible active plant participants..............................        164        284
Other active plan participants........................................        596        571
                                                                        ---------  ---------
                                                                            1,493      1,282
Unrealized net gain from past experience and changes in assumption....     --            211
                                                                        ---------  ---------
                                                                        $   1,493  $   1,493
                                                                        ---------  ---------
                                                                        ---------  ---------

    Net periodic postretirement health care benefit costs includes the following components for the periods ended May 1, 1994, April 30, 1995 and April 28, 1996:

                                                                          1994       1995       1996
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Service cost on benefits earned.......................................  $      24  $      45  $      45
Interest cost on accumulated postretirement benefit obligation........         37        118        117
                                                                              ---  ---------  ---------
                                                                        $      61  $     163  $     162
                                                                              ---  ---------  ---------
                                                                              ---  ---------  ---------

    An increase in the health care cost trend assumptions would not change the annual expense or obligation amounts as the employer cost is effectively capped.

    The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.5%, 8% and 7.75% for the periods ended May 1, 1994, April 30, 1995 and April 28, 1996, respectively.

                SUPERIOR TELECOMMUNICATIONS INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. MAJOR CUSTOMERS
    Two customers accounted for 26% and 14%, and 30% and 16% of revenues for the periods ended May 1, 1994 and April 30, 1995, respectively. Five customers accounted for 22%, 17%, 16%, 13% and 13% of revenues for the year ended April 28, 1996.

14. COMMITMENTS AND CONTINGENCIES
    As of April 28, 1996, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Fiscal year ending April:
  1997.....................................................  $     513
  1998.....................................................        400
  1999.....................................................        380
  2000.....................................................        371
  2001.....................................................        320
  Thereafter...............................................         53
                                                             ---------
                                                             $   2,037
                                                             ---------
                                                             ---------

    For the periods ended May 1, 1994, April 30, 1995 and April 28, 1996, Superior's rental and lease expense was $288,000, $555,000 and $668,000, respectively.

    Approximately 28% of Superior's total labor force is covered by collective bargaining agreements. One collective bargaining agreement representing 11% of Superior's total labor force will expire within one year.

    Soil and groundwater at Superior's Brownwood, Texas facility has been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to the acquisition of the facility. Superior is in the process of obtaining approval for a remediation plan from the Texas Natural Resource Conservation Commission. Based upon investigations performed to date, Superior believes the cost of this remediation will not be in excess of $500,000. Pursuant to an agreement between Superior and the former owner of the facility, Superior has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and resulting remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging from 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    Superior is subject to other legal proceedings and claims which have primarily arisen in the ordinary course of business and have not been finally adjudicated.

    In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse affect upon Superior's financial position, liquidity or results of operations.