Form 10-Q
period 1996-07-31
ALPINE GROUP INC /DE/
filed 1996-09-13
CIK 4164

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE AT OF
     1934

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-9078

                            ------------------------

                             THE ALPINE GROUP, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                           22-1620387
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)

           1790 BROADWAY                        10019-1412
        NEW YORK, NEW YORK
       (Address of principal                    (Zip code)
        executive offices)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, OF THE LATEST PRACTICABLE DATE.

            CLASS                 OUTSTANDING AT SEPTEMBER 11, 1996
- ------------------------------   -----------------------------------
 Common Stock, $.10 Par Value                18,240,920

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                     ASSETS

                                                                         APRIL 30,   JULY 31,
                                                                           1996        1996
                                                                         ---------  -----------
                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents............................................  $   1,119   $   1,852
  Marketable securities................................................      7,713       7,828
  Accounts receivable (less allowance for doubtful accounts of:
    April, $506; July, $518)...........................................     60,670      58,839
  Inventories..........................................................     68,990      60,326
  Other current assets.................................................      7,850       8,599
                                                                         ---------  -----------
      Total current assets.............................................    146,342     137,444
Property, plant, and equipment, net....................................     99,425      99,019
Long-term investments and other assets.................................     26,403      26,646
Goodwill (less accumulated amortization; April, $4,996; July,
  $5,757)..............................................................     82,734      81,929
                                                                         ---------  -----------
      Total assets.....................................................  $ 354,904   $ 345,038
                                                                         ---------  -----------
                                                                         ---------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt....................................  $   2,132   $   1,217
  Accounts payable.....................................................     53,167      42,950
  Accrued expenses.....................................................     40,364      36,204
                                                                         ---------  -----------
      Total current liabilities........................................     95,663      80,371
                                                                         ---------  -----------
Long-term debt, less current portion...................................    207,645     209,919
                                                                         ---------  -----------
Other long-term liabilities............................................      8,460       7,926
                                                                         ---------  -----------
Commitments and contingencies
Stockholders' equity:
  8% cumulative convertible preferred stock at liquidation value.......      9,831       9,831
  9% cumulative convertible preferred stock at liquidation value.......      1,927       1,927
  Common stock, $.10 par value; authorized 25,000,000 shares; issued:
    April, 19,307,012 shares; July, 19,355,816 shares..................      1,931       1,980
  Capital in excess of par value.......................................    113,843     114,093
  Cumulative translation adjustment....................................        (82)       (307)
  Accumulated deficit..................................................    (78,998)    (74,986)
                                                                         ---------  -----------
                                                                            48,452      52,538
Less: shares of common stock in treasury, at cost;
  April, 1,025,496 shares; July, 1,114,896 shares......................     (4,806)     (5,206)
  Receivable from stockholders.........................................       (510)       (510)
                                                                         ---------  -----------
  Total stockholders' equity...........................................     43,136      46,822
                                                                         ---------  -----------
      Total liabilities and stockholders' equity.......................  $ 354,904   $ 345,038
                                                                         ---------  -----------
                                                                         ---------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
Net sales.................................................................................  $  128,784  $  151,447
Cost of goods sold........................................................................     112,456     127,483
                                                                                            ----------  ----------
  Gross profit............................................................................      16,328      23,964
Selling, general and administrative.......................................................       7,902       9,790
Amortization of goodwill..................................................................         673         761
                                                                                            ----------  ----------
  Operating income........................................................................       7,753      13,413
Interest income...........................................................................         745         152
Interest (expense)........................................................................      (7,108)     (6,974)
Other income (expense), net...............................................................         114         (59)
                                                                                            ----------  ----------
  Income from continuing operations before income taxes...................................       1,504       6,532
Provision for income taxes................................................................        (150)     (2,286)
                                                                                            ----------  ----------
  Income from continuing operations.......................................................       1,354       4,246
Loss from discontinued operations.........................................................        (379)     --
                                                                                            ----------  ----------
  Income before extraordinary item........................................................         975       4,246
Extraordinary (loss) on early extinguishment of debt......................................      (5,180)     --
                                                                                            ----------  ----------
  Net income (loss).......................................................................      (4,205)      4,246
Preferred stock dividends.................................................................        (354)       (234)
                                                                                            ----------  ----------
  Income (loss) applicable to common stock................................................  $   (4,559) $    4,012
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Income (loss) per share of common stock:
  Continuing operations...................................................................  $     0.06  $     0.22
  Discontinued operations.................................................................       (0.02)     --
  Extraordinary (loss) on early extinguishment of debt....................................       (0.30)     --
                                                                                            ----------  ----------
    Net income (loss) per share of common stock...........................................  $    (0.26) $     0.22
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED JULY 31, 1996

                                  (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              9% CUMULATIVE            8% CUMULATIVE
                                                              CAPITAL          CONVERTIBLE              CONVERTIBLE
                                        COMMON STOCK             IN          PREFERRED STOCK          PREFERRED STOCK
                                  -------------------------    EXCESS    ------------------------  ----------------------
                                     SHARES       AMOUNT       OF PAR      SHARES       AMOUNT      SHARES      AMOUNT
                                  ------------  -----------  ----------  -----------  -----------  ---------  -----------
Balance at April 30, 1996.......    19,307,012   $   1,931   $  113,843       1,927    $   1,927     196,649   $   9,831
Compensation expense related to
 stock options and grants.......                                    146
Dividends on preferred stock....
Foreign currency translation....
Exercise of stock options.......        48,804          49          104
Purchase of treasury stock......
Net income for the three months
 ended July 31, 1996............
                                  ------------  -----------  ----------  -----------  -----------  ---------  -----------
Balance at July 31, 1996........    19,355,816   $   1,980   $  114,093       1,927    $   1,927     196,649   $   9,831
                                  ------------  -----------  ----------  -----------  -----------  ---------  -----------
                                  ------------  -----------  ----------  -----------  -----------  ---------  -----------


                                                       FOREIGN           TREASURY STOCK           RECEIVABLE
                                    ACCUMULATED       CURRENCY      -------------------------        FROM
                                      DEFICIT        TRANSLATION       SHARES       AMOUNT       STOCKHOLDERS       TOTAL
                                  ---------------  ---------------  ------------  -----------  -----------------  ---------
Balance at April 30, 1996.......    $   (78,998)            (82)      (1,025,496)  $  (4,806)      $    (510)     $  43,136
Compensation expense related to
 stock options and grants.......                                                                                        146
Dividends on preferred stock....           (234)                                                                       (234)
Foreign currency translation....                           (225)                                                       (225)
Exercise of stock options.......                                                                                        153
Purchase of treasury stock......                                         (89,400)       (400)                          (400)
Net income for the three months
 ended July 31, 1996............          4,246                                                                       4,246
                                  ---------------       -------     ------------  -----------        -------      ---------
Balance at July 31, 1996........    $   (74,986)      $    (307)      (1,114,896)  $  (5,206)      $    (510)     $  46,822
                                  ---------------       -------     ------------  -----------        -------      ---------
                                  ---------------       -------     ------------  -----------        -------      ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                           -----------------------
                                                                                              1995         1996
                                                                                           -----------  ----------
Cash flows from operating activities:
  Income from continuing operations......................................................  $     1,354  $    4,246
  Adjustments to reconcile income to net cash provided by operations:
    Depreciation and amortization........................................................        3,131       3,399
    Amortization of deferred financing costs and accretion of debt discount..............          490         648
    Compensation expense related to stock options and grants.............................          (58)        179
    Other, net...........................................................................            2          25
  Change in assets and liabilities:
    Accounts receivable..................................................................         (589)      1,831
    Inventories..........................................................................        9,282       8,664
    Other current assets.................................................................          261        (749)
    Other assets.........................................................................        1,690        (560)
    Accounts payable and accrued expenses................................................        9,884     (14,377)
    Other liabilities....................................................................          (54)       (529)
                                                                                           -----------  ----------
Cash provided by operating activities....................................................       25,393       2,777
                                                                                           -----------  ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.....................................................      (93,560)     --
  Investment in marketable securities....................................................       (4,665)       (115)
  Capital expenditures...................................................................       (1,590)     (2,317)
  Loan to PolyVision Corporation.........................................................       (3,054)       (315)
  Other..................................................................................         (197)       (175)
                                                                                           -----------  ----------
Cash (used for) investing activities.....................................................     (103,066)     (2,922)
                                                                                           -----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                           -----------------------
                                                                                              1995         1996
                                                                                           -----------  ----------
Cash flows from financing activities:
  Repayments of short-term borrowings....................................................  $   (21,000) $   --
  Borrowings under revolving credit facilities, net......................................        5,760       2,378
  Dividends on preferred stock...........................................................         (354)       (234)
  Capitalized financing costs............................................................      (13,249)     --
  Purchase of treasury shares............................................................       (1,502)       (400)
  Proceeds from exercise of stock options................................................           37         153
  Repayments of long-term debt...........................................................     (147,200)     (1,114)
  Long-term borrowings...................................................................      243,234          95
                                                                                           -----------  ----------
Cash provided by financing activities....................................................       65,726         878
                                                                                           -----------  ----------
Net increase (decrease) in cash and cash equivalents.....................................      (11,947)        733
Cash and cash equivalents at beginning of period.........................................       15,546       1,119
                                                                                           -----------  ----------
Cash and cash equivalents at end of period...............................................  $     3,599  $    1,852
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Supplemental disclosures:
  Taxes paid.............................................................................  $       139  $      745
                                                                                           -----------  ----------
                                                                                           -----------  ----------
  Interest paid..........................................................................  $     4,703  $   11,370
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Non-cash investing and financing activities:
  Conversion of preferred stock into common stock........................................  $     3,500
                                                                                           -----------
                                                                                           -----------
  Dividend on preferred stock converted..................................................  $       378
                                                                                           -----------
                                                                                           -----------
  Conversion of notes into common stock..................................................  $       300
                                                                                           -----------
                                                                                           -----------
Acquisition of business:
  Assets, net of cash acquired...........................................................  $   126,127
  Deferred purchase consideration........................................................       (9,909)
  Liabilities assumed....................................................................      (22,658)
                                                                                           -----------
  Net cash paid..........................................................................  $   (93,560)
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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1996

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of The Alpine Group, Inc. ("Alpine" or the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

    Certain reclassifications have been made to the July 31, 1995 financial statements to conform with the July 31, 1996 presentation.

2. INVENTORIES

    The components of inventories are:

                                                                          APRIL 30,  JULY 31,
                                                                            1996       1996
                                                                          ---------  ---------
Raw materials...........................................................  $  14,885  $  15,614
Work in process.........................................................     14,870     13,069
Finished goods..........................................................     39,235     31,643
                                                                          ---------  ---------
                                                                          $  68,990  $  60,326
                                                                          ---------  ---------
                                                                          ---------  ---------

3. INCOME (LOSS) PER SHARE

    For the three months ended July 31, 1995 and 1996, the number of shares used in computing income (loss) per share were 17,456,444 and 18,612,134, respectively, based on the weighted average number of shares outstanding.

4. COMMITMENTS AND CONTINGENCIES

    J.H. France, a unit of Adience Inc. ("Adience"), a wholly owned subsidiary of the Company, which was merged into Adience in December 1991, has been named as party in approximately 3,000 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in twelve jurisdictions principally by employees and former employees of certain customers of J.H.France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H.France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H.France, caused silica related diseases. The majority of the lawsuits seek monetary damages ranging from $20,000 to $1.0 million each. J.H.France and its insurance carrier have historically settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H.France, Adience, as successor in interest to BMI, has been named a party in approximately 390 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky and Indiana, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, not asbestosis, in such persons. The majority of such lawsuits seek unstated monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1996

                                  (UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) less than the minimum amount stated. Virtually all such claims and all costs of defense for these cases are covered by insurance.

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

5. LONG-TERM INVESTMENTS AND OTHER ASSETS

    The components of long-term investments and other assets are:

                                                                          APRIL 30,  JULY 31,
                                                                            1996       1996
                                                                          ---------  ---------
Investment in PolyVision................................................  $  11,502  $  11,502
Advances to PolyVision..................................................      3,086      3,401
Deferred financing charges..............................................      8,483      8,689
Other assets............................................................      3,332      3,054
                                                                          ---------  ---------
                                                                          $  26,403  $  26,646
                                                                          ---------  ---------
                                                                          ---------  ---------

6. SUBSEQUENT EVENT

    On September 12, 1996 a newly formed subsidiary of Alpine, Superior TeleCom Inc. ("Superior TeleCom"), filed an amendment to a registration statement with the Securities and Exchange Commission in which it was disclosed that the Company intends to: (i) recapitalize its wholly-owned subsidiary, Superior Telecommunications, Inc. ("Superior") by issuing 20,000 shares of 6% Cumulative Preferred Stock par value $1.00 per share, with a liquidation preference of $1,000 per share, (ii) contribute all of the common stock of both Superior and another wholly-owned subsidiary, DNE Systems, Inc. ("DNE"), to Superior TeleCom,
(iii) cause Superior and DNE to declare a dividend on its common stock in an amount equal to the difference between $200 million and the net amount of intercompany debt then owed by Superior and

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1996

                                  (UNAUDITED)

6. SUBSEQUENT EVENT (CONTINUED)
DNE to the Company, (iv) cause Superior and DNE to repay the net amount of intercompany debt then owed ($102.9 million at July 31,1996) and (v) to cause Superior TeleCom to complete an offering (the "Stock Offering") of 6,000,000 shares of its common stock (or approximately 49.9% of the outstanding shares after such offering).

    In connection with the aforementioned transactions, Superior TeleCom has received a commitment from a major lending institution for a $175 million revolving credit facility. If consummated, obligations under the revolving credit facility will be guaranteed by Superior and DNE and secured by the common stock of each subsidiary of Superior TeleCom along with all equipment, property, inventory and accounts receivable of each such subsidiary. Prior to completion of the Stock Offering, it is expected that Superior TeleCom will make an initial draw on the revolving credit facility of approximately $155.0 million, which amount will be used to repay the intercompany debt and pay transaction expenses with the balance (approximately $49.0 million) used as a partial payment of the aforementioned dividend.

    Proceeds from the Stock Offering, if completed, will be used to reduce the outstanding balance under the revolving credit facility to approximately $120 million and pay the remainder of the aforementioned dividend.

    On September 3, 1996 Alpine announced that it had commenced a tender offer to redeem 50.1% of its $153 million principal amount of 12.25% Series B Senior Secured Notes (the "Senior Notes") due 2003 at a redemption price of 108% of the principal amount, plus accrued interest. The Company's obligation to complete such tender offer is contingent upon the completion of the aforementioned reorganization and refinancing of Superior TeleCom, with the proceeds therefrom used to complete the tender offer. The remainder of the proceeds from the Superior TeleCom reorganization and refinancing will be used to repay amounts outstanding under the Company's existing credit facility with the balance to be added to existing cash reserves. Upon completion of the redemption of the Senior Notes pursuant to the tender offer, Superior will be released as guarantor of the Senior Notes (see Note 7).

7. SUBSIDIARY GUARANTEES

    On July 21, 1995, Alpine issued the Senior Notes which are fully and unconditionally guaranteed on a senior secured basis by Superior and Adience and Superior Cable Corp. (a wholly-owned subsidiary of Superior Telecommunications Inc.). The Adience subsidiary guarantee, however, is subordinated in right of payment to $5.0 million of Adience's 11% Senior Secured Notes outstanding. The subsidiary guarantees rank pari passu in right of payment with other senior debt of Alpine (including its existing revolving credit facility) and other senior debt of the subsidiary guarantors. The subsidiary guarantors have also guaranteed the indebtedness outstanding under Alpine's revolving credit facility. The Senior Notes, however, are effectively subordinated to the loans and subsidiary guarantees under the revolving credit facility and to other secured debt of Alpine and the subsidiary guarantors to the extent of the assets securing the revolving credit facility or such other secured debt.

    There are no contractual restrictions on the ability of the subsidiaries to make distributions to Alpine to service indebtedness, including interest payments on the Senior Notes. Separate financial statements and related disclosures for the subsidiary guarantors are included herein as exhibits. The following condensed consolidating information presents condensed financial statements as of April 30, 1996 and July 31, 1996 of (a) Alpine on a parent company basis with its investments in subsidiaries accounted for under the equity method (Parent Company), (b) the combined subsidiary guarantors, (c) the combined subsidiary non-guarantors, and (d) Alpine on a consolidated basis.

                    THE ALPINE GROUP ,INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                 (IN THOUSANDS)

                                                                     AS OF APRIL 30, 1996
                                              -------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                               COMPANY    GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                              ----------  -----------  ---------------  -----------  ------------
Assets
  Current assets............................  $    8,924  $   124,489     $  17,417      $  (4,488)   $  146,342
  Property, plant and equipment, net........         146       94,793         4,486         --            99,425
  Goodwill, net.............................      --           86,561        --             (3,827)       82,734
  Investment in and advances to
    subsidiaries............................     217,564     (161,063)       (2,474)       (54,027)       --
  Other non-current assets..................      23,666        2,030           707         --            26,403
                                              ----------  -----------       -------     -----------  ------------
      Total assets..........................  $  250,300  $   146,810     $  20,136      $ (62,342)   $  354,904
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------
Liabilities and stockholders' equity
  Current liabilities.......................  $   12,413  $    78,582     $   5,883      $  (1,215)   $   95,663
  Long-term debt............................     189,847       12,349         5,449         --           207,645
  Other non-current liabilities.............       4,904       10,695           676         (7,815)        8,460
  Equity....................................      43,136       45,184         8,128        (53,312)       43,136
                                              ----------  -----------       -------     -----------  ------------
      Total liabilities and stockholders'
        equity..............................  $  250,300  $   146,810     $  20,136      $ (62,342)   $  354,904
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------

                                                                     AS OF APRIL 30, 1996
                                              -------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                               COMPANY    GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                              ----------  -----------  ---------------  -----------  ------------
                                                                          (UNAUDITED)
Assets
  Current assets............................  $    9,320  $   116,293     $  16,319      $  (4,488)   $  137,444
  Property, plant and equipment, net........         297       94,209         4,513         --            99,019
  Goodwill, net.............................      --           85,755        --             (3,826)       81,929
  Investment in and advances to
    subsidiaries............................     219,120     (158,531)       (2,090)       (58,499)       --
  Other non-current assets..................      23,889        2,034           723         --            26,646
                                              ----------  -----------       -------     -----------  ------------
      Total assets..........................  $  252,626  $   139,760     $  19,465      $ (66,813)   $  345,038
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------
Liabilities and stockholders' equity
  Current liabilities.......................  $    8,804  $    67,260     $   5,522      $  (1,215)   $   80,371
  Long-term debt............................     192,225       12,311         5,383         --           209,919
  Other non-current liabilities.............       4,904       10,271           566         (7,815)        7,926
  Equity....................................      46,693       49,918         7,994        (57,783)       46,822
                                              ----------  -----------       -------     -----------  ------------
      Total liabilities and stockholders'
        equity..............................  $  252,626  $   139,760     $  19,465      $ (66,813)   $  345,038
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED JULY 31, 1995
                                               --------------------------------------------------------------------
                                                 PARENT     SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                                 COMPANY    GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                               -----------  -----------  ---------------  -----------  ------------
Net sales....................................                $ 120,580      $   8,204                   $  128,784
Cost of goods sold...........................                  106,833          5,623                      112,456
                                                            -----------        ------                  ------------
  Gross profit...............................                   13,747          2,581                       16,328
Selling, general and administrative
  expenses...................................   $     949        4,812          2,141                        7,902
Amortization of goodwill.....................      --              673         --                              673
                                               -----------  -----------        ------                  ------------
  Operating income...........................        (949)       8,262            440                        7,753
Interest (expense), net......................        (597)      (5,562)          (204)                      (6,363)
Other income (expense), net..................          86          (27)            55                          114
                                               -----------  -----------        ------                  ------------
  Income from continuing operations before
    income taxes.............................      (1,460)       2,673            291                        1,504
Equity in income from subsidiaries...........        (680)         244         --          $     436
                                               -----------  -----------        ------     -----------  ------------
                                                   (2,140)       2,917            291            436         1,504
Income tax (expense) benefit.................       1,221       (1,227)          (144)        --              (150)
                                               -----------  -----------        ------     -----------  ------------
  Income from continuing operations..........        (919)       1,690            147            436         1,354
(Loss) from discontinued operations..........        (379)      --             --             --              (379)
                                               -----------  -----------        ------     -----------  ------------
  Income before extraordinary item...........      (1,298)       1,690            147            436           975
Extraordinary (loss) on early extinquishment
  of debt....................................      (2,919)      (2,261)        --             --            (5,180)
                                               -----------  -----------        ------     -----------  ------------
  Net income (loss)..........................   $  (4,217)   $    (571)     $     147      $     436    $   (4,205)
                                               -----------  -----------        ------     -----------  ------------
                                               -----------  -----------        ------     -----------  ------------

                                                             FOR THE THREE MONTHS ENDED JULY 31, 1996
                                               --------------------------------------------------------------------
                                                 PARENT     SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                                 COMPANY    GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                               -----------  -----------  ---------------  -----------  ------------
Net sales....................................                $ 142,662      $   8,785                   $  151,447
Cost of goods sold...........................                  120,913          6,570                      127,483
                                                            -----------        ------                  ------------
  Gross profit...............................                   21,749          2,215                       23,964
Selling, general and administrative
  expenses...................................   $   1,946        5,665          2,179                        9,790
Amortization of goodwill.....................      --              761         --                              761
                                               -----------  -----------        ------                  ------------
  Operating income (loss)....................      (1,946)      15,323             36                       13,413
Interest (expense), net......................      (6,279)        (475)           (68)                      (6,822)
Other (expense), net.........................      --               (6)           (53)                         (59)
Intercompany interest........................       5,825       (5,735)           (90)                      --
                                               -----------  -----------        ------                  ------------
  Income before income taxes.................      (2,400)       9,107           (175)                       6,532
Equity in income of subsidiaries.............       5,104         (101)        --          $  (5,003)       --
                                               -----------  -----------        ------     -----------  ------------
                                                    2,704        9,006           (175)        (5,003)        6,532
Income tax (expense) benefit.................       1,542       (3,902)            74         --            (2,286)
                                               -----------  -----------        ------     -----------  ------------
  Net income.................................   $   4,246    $   5,104      $    (101)     $  (5,003)   $    4,246
                                               -----------  -----------        ------     -----------  ------------
                                               -----------  -----------        ------     -----------  ------------

                             THE ALPINE GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED JULY 31, 1995
                                              -------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                               COMPANY    GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                              ----------  -----------  ---------------  -----------  ------------
Cash flows from operating activities:
  Income from operations....................  $     (919) $     1,690     $     147      $     436    $    1,354
  Adjustments to reconcile income to net
    cash provided by operations:
    Depreciation, amortization and other
      non-cash charges......................         112        3,244           207         --             3,563
    Changes in assets and liabilities.......       2,881       20,307        (2,503)        --            20,685
    Cash used for discontinued operations...        (209)     --             --             --              (209)
                                              ----------  -----------       -------     -----------  ------------
Cash flows provided by (used for) operating
  activities................................       1,865       25,241        (2,149)           436        25,393
                                              ----------  -----------       -------     -----------  ------------
Cash flows from investing activities:
  Acquisition, net of cash..................        (326)     (93,234)       --             --           (93,560)
  Investments in marketable securities......      (4,665)     --             --             --            (4,665)
  Capital expenditures......................         (41)      (1,417)         (132)        --            (1,590)
  Investment in PolyVision..................      (3,054)     --             --             --            (3,054)
  Other.....................................      (1,350)        (197)        1,350         --              (197)
                                              ----------  -----------       -------     -----------  ------------
Cash flows provided by (used for) investing
  activities................................      (9,436)     (94,848)        1,218         --          (103,066)
                                              ----------  -----------       -------     -----------  ------------
Cash flows from financing activities:
  Long-term borrowings......................     140,357      102,877        --             --           243,234
  Repayments of long-term borrowings........      (1,701)    (145,382)         (117)        --          (147,200)
  Repayments of short-term borrowings.......     (21,000)     --             --             --           (21,000)
  Intercompany transactions.................    (144,348)     144,818           (34)          (436)       --
  Borrowings (repayments) under revolving
    credit facilities, net..................      34,208      (28,967)          519         --             5,760
  Other.....................................     (11,853)      (3,215)       --             --           (15,068)
                                              ----------  -----------       -------     -----------  ------------
Cash flows provided by (used for) financing
  activities................................      (4,337)      70,131           368           (436)       65,726
                                              ----------  -----------       -------     -----------  ------------
Net increase (decrease) in cash and cash
  equivalents...............................     (11,908)         524          (563)        --           (11,947)
                                              ----------  -----------       -------     -----------  ------------
Cash and cash equivalents at the beginning
  of the period.............................      13,299           28         2,219         --            15,546
                                              ----------  -----------       -------     -----------  ------------
Cash and cash equivalents at the end of the
  period....................................  $    1,391  $       552     $   1,656      $  --        $    3,599
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------

                             THE ALPINE GROUP, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED JULY 31, 1996
                                              -------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                               COMPANY    GUARANTORS   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                              ----------  -----------  ---------------  -----------  ------------
Cash flows from operating activities:
  Income from operations....................  $    4,246  $     5,104     $    (101)     $  (5,003)   $    4,246
  Adjustments to reconcile income to net
    cash provided by operations:
    Depreciation, amortization and other
      non-cash charges......................         776        3,246           204         --             4,226
    Changes in assets and liabilities.......      (3,016)      (3,719)        1,040         --            (5,695)
                                              ----------  -----------       -------     -----------  ------------
Cash flows provided by (used for) operating
  activities................................       2,006        4,631         1,143         (5,003)        2,777
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------
Cash flows from investing activities:
  Investments in marketable securities......        (115)     --             --             --              (115)
  Capital expenditures......................        (173)      (1,915)         (229)        --            (2,317)
  Investment in PolyVision..................        (315)     --             --             --              (315)
  Other.....................................      --             (129)          (46)        --              (175)
                                              ----------  -----------       -------     -----------  ------------
Cash flows (used for) investing
  activities................................        (603)      (2,044)         (275)        --            (2,922)
                                              ----------  -----------       -------     -----------  ------------
Cash flows from financing activities:
  Long-term borrowings......................      --               73            22         --                95
  Repayments of long-term borrowings........        (804)        (101)         (209)        --            (1,114)
  Short-term borrowings.....................      --          --             --             --            --
  Intercompany transactions.................      (4,804)         717          (916)         5,003        --
  Borrowings (repayments) under revolving
    credit facilities, net..................       5,274       (3,027)          131         --             2,378
  Other.....................................        (481)     --             --             --              (481)
                                              ----------  -----------       -------     -----------  ------------
Cash flows provided by (used for) financing
  activities................................        (815)      (2,338)         (972)         5,003           878
                                              ----------  -----------       -------     -----------  ------------
Net increase (decrease) in cash and cash
  equivalents...............................         588          249          (104)        --               733
                                              ----------  -----------       -------     -----------  ------------
Cash and cash equivalents at the beginning
  of the period.............................         683         (350)          786         --             1,119
                                              ----------  -----------       -------     -----------  ------------
Cash and cash equivalents at the end of the
  period....................................  $    1,271  $      (101)    $     682      $  --        $    1,852
                                              ----------  -----------       -------     -----------  ------------
                                              ----------  -----------       -------     -----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    Alpine, through its three subsidiaries, Superior, DNE and Adience, is engaged in the manufacture and sale of: (i) telecommunications distribution wire and cable products for the telecommunications industry (Superior), (ii) specialty refractory products for the iron, steel, glass, aluminum, cement and cogeneration industries (Adience), and (iii) data communications and electronics products and systems for defense, governmental and commercial applications
(DNE).

                             RESULTS OF OPERATIONS

    The following comparative table includes operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three months ended July 31, 1995 and 1996 and on a pro forma basis for the three months ended July 31, 1995. Pro forma operating data is included in the table to reflect the acquisition of the U.S. and Canadian operations of Alcatel N.A. (the "Alcatel Business") as if such acquisition had occurred on May 1, 1995. Management believes that the pro forma presentation provides meaningful comparability among reporting periods. The pro forma data includes adjustments to depreciation and goodwill amortization to reflect acquisition-related purchase accounting adjustments, as well as adjustments to reflect reductions in selling, general, and administrative expenses incurred by the Alcatel Business which are either not expected to recur or have been eliminated. The pro forma adjustments described above are consistent with those adjustments reflected in Item 7 in the Company's Annual Report on Form 10-K for the year ended April 30, 1996. The pro forma data is not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1995, nor is it necessarily indicative of Alpine's future results.

    The discussion following the attached table compares the results of operations for the quarter ended July 31, 1996 with the pro forma results of operations for the quarter ended July 31, 1995.

                                                                                QUARTER ENDED       QUARTER ENDED
                                                                                JULY 31, 1995       JULY 31, 1996
                                                                           -----------------------  --------------
                                                                           HISTORICAL   PRO FORMA     HISTORICAL
                                                                           ----------  -----------  --------------
Net sales
  Superior...............................................................  $   94,059   $ 101,580    $    117,969
  DNE....................................................................       5,265       5,265           5,855
  Adience................................................................      29,460      29,460          27,623
                                                                           ----------  -----------  --------------
      Consolidated.......................................................  $  128,784   $ 136,305    $    151,447
                                                                           ----------  -----------  --------------
                                                                           ----------  -----------  --------------
Gross Profit
  Superior...............................................................  $    7,910   $   8,505    $     16,859
  DNE....................................................................       1,593       1,593           1,518
  Adience................................................................       6,825       6,825           5,587
                                                                           ----------  -----------  --------------
      Consolidated.......................................................  $   16,328   $  16,923    $     23,964
                                                                           ----------  -----------  --------------
                                                                           ----------  -----------  --------------
Gross Margin Percentage
  Superior...............................................................         8.4%        8.4%           14.3%
  DNE....................................................................        30.3%       30.3%           25.9%
  Adience................................................................        23.2%       23.2%           20.2%
                                                                           ----------  -----------  --------------
      Consolidated.......................................................        12.7%       12.4%           15.8%
                                                                           ----------  -----------  --------------
                                                                           ----------  -----------  --------------
Selling, general and administrative expenses
  Superior...............................................................  $    1,716   $   1,744    $      2,322
  DNE....................................................................       1,583       1,593           1,566
  Adience................................................................       3,654       3,654           3,956
  Corporate..............................................................         949         949           1,946
                                                                           ----------  -----------  --------------
      Consolidated.......................................................  $    7,902   $   7,940    $      9,790
                                                                           ----------  -----------  --------------
                                                                           ----------  -----------  --------------
Amortization of goodwill
  Superior...............................................................  $      362   $     388    $        432
  Adience................................................................         311         311             329
                                                                           ----------  -----------  --------------
      Consolidated.......................................................  $      673   $     699    $        761
                                                                           ----------  -----------  --------------
                                                                           ----------  -----------  --------------
Operating income
  Superior...............................................................  $    5,820   $   6,363    $     14,105
  DNE....................................................................          10          10             (48)
  Adience................................................................       2,860       2,860           1,302
  Corporate..............................................................        (937)       (937)         (1,946)
                                                                           ----------  -----------  --------------
      Consolidated.......................................................  $    7,753   $   8,296    $     13,413
                                                                           ----------  -----------  --------------
                                                                           ----------  -----------  --------------

NET SALES

    For the quarter ended July 31, 1996 net sales were $151.4 million, representing an increase of $15.1 million or 11.1% over pro forma net sales of $136.3 million for the quarter ended July 31, 1995.

    Superior's net sales of $118.0 million for the July 1996 quarter were $16.4 million, or 16.1% greater than pro forma net sales of $101.6 million for the quarter ended July 1995. After adjusting for the contractual pass through, in the form of reduced selling prices resulting from lower copper costs during the quarter ended July 1996, net sales would have increased by approximately $21.4 million or 21.1% as compared to the quarter ended July 1995. Approximately $16.5 million of the adjusted increase in net sales resulted from higher unit sales of both wire and cable products. This increase was attributable to additional sales volume under new multi-year supply agreements entered into during the second half of fiscal 1996, as well as to the continued increase in demand for copper wire and cable products. The remaining $4.9 million increase in net sales resulted from non-copper based price increases instituted under multi-year supply agreements during the latter half of fiscal 1996.

    DNE's net sales for the quarter ended July 1996 were $5.9 million, representing an increase of $0.6 million, or 11.2%, as compared to net sales of $5.3 million for the quarter ended July 1995. Sales in DNE's contract manufacturing service operations increased in the current fiscal quarter by $1.4 million, offset somewhat by a $0.7 million decline in sales of military avionics products.

    Adience's net sales for the quarter ended July 1996 were $27.6 million, which represents a decline of $1.8 million, or 6.2%, as compared to the quarter ended July 1995. The decline in net sales was principally attributable to a $2.5 million decrease in net sales at Adience's BMI-France unit, which supplies refractory products directly to end users as well as providing contract refractory installation services. This decline in revenues is the result of cyclical demand within the Company's customer product mix and is not believed to represent an industry trend. The decline in net sales was offset by increased activity at Adience's Furnco division, which supplies contract services for the rebuilding of coke ovens, and at Adience's Findlay division, which supplies refractory block products to the plate glass industry.

GROSS PROFIT

    Gross profit for the quarter ended July 1996 was $24.0 million, representing an increase of $7.0 million, or 41.6% over pro forma gross profit of $16.9 million for the quarter ended July 1995.

    Superior's gross profit increased by $8.4 million, or 98.2% to $16.9 million for the quarter ended July 1996, as compared to pro forma gross profit of $8.5 million for the quarter ended July 1995. Superior's gross margin increased to 14.3% (13.7%, if adjusted to reflect the contractual pass through of lower copper prices) for the quarter ended July 28, 1996, as compared to 8.4% for the same quarter of the prior fiscal year. Superior's gross margins in the fiscal quarter ended July 31, 1996 reflected a continuing trend of steadily improving margins that began early in fiscal 1996. Superior's gross margins have improved from 8.9% in the second quarter of fiscal 1996 to 10.6% and 13.3% in the third and fourth quarters of fiscal 1996, respectively. The continuing increase in gross margins results principally from the aforementioned fiscal 1996 increase in selling prices instituted on a majority of Superior's multi-year supply agreements, as well as production efficiencies resulting from higher production levels and the impact of cost savings realized from the integration of the Alcatel business operations.

    DNE's gross profit was $1.5 million for the quarter ended July 1996, representing a decline of $0.1 million, or 4.7%, as compared to $1.6 million for the quarter ended July 1995. DNE's gross margin decreased from 30.3% to 25.9% due to the trend toward contract manufacturing operations which have a lower gross margin than DNE's other operations.

    Adience's gross profit was $5.6 million for the quarter ended July 1996, representing a decline of $1.2 million, or 18.1%, as compared to $6.8 million for the quarter ended July 1995. Adience's gross margin decreased to 20.2% for the quarter ended July 1996 as compared to 23.2% for the quarter ended July 1995. The decline in margin resulted primarily from a reduction in gross margin at Adience's BMI-France division. The margin reduction at BMI-France resulted from a more competitive pricing environment in the iron and steel industry and from the impact of one installation contract which is now complete.

The decline in gross margin was partially offset by increased revenues and gross profit at Adience's Furnco and Findlay divisions both of which generate higher gross margins than the BMI-France division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A EXPENSE")

    For the quarter ended July 1996, SG&A Expense was $9.8 million, representing an increase of $1.9 million, or 23.3% over pro forma SG&A Expense of $7.9 million for the quarter ended July 1995.

    Superior's SG&A Expense for the quarter ended July 1996 was $2.3 million, representing an increase of $0.6 million, or 33.1% over SG&A Expense of $1.7 million for the quarter ended July 1995. This increase in SG&A Expense reflected, among other factors, the incremental sales and marketing staff required to support the increased level of sales and the expansion of international and other marketing activities associated with new product lines and entering new geographic markets.

    DNE's SG&A Expense for the quarter ended July 1996 was $1.6 million which is comparable to the corresponding period of fiscal 1996.

    Adience's SG&A Expense for the quarter ended July 1996 was $4.0 million, an increase of $0.3 million, or 8.3% over SG&A Expense of $3.7 million for the quarter ended July 1995. This increase in SG&A Expense reflects one time expenses associated with the reorganization of Adience's selling forces. This reorganization, which consolidated the sales and marketing staff across product lines and markets, has now been completed.

OPERATING INCOME

    Operating income for the quarter ended July 1996 was $13.4 million, representing an increase of $5.1 million, or 61.7% over pro forma operating income of $8.3 million for the quarter ended July 1995.

    Superior's operating income increased to $14.1 million for the quarter ended July 1996 compared to pro forma operating income of $6.4 million for the quarter ended July 1995, an increase of $7.7 million, or 121.7%. The increase was due to higher sales and higher gross margins offset somewhat by slightly higher SG&A Expenses.

    DNE experienced an operating loss of $48,000 for the quarter ended July 1996 compared to operating income of $10,000 for the quarter ended July 1995.

    Adience's operating income decreased to $1.3 million for the quarter ended July 1996 as compared to $2.9 million for the quarter ended July 1995. The decline was due to lower sales and gross margins combined with higher SG&A Expenses.

INTEREST EXPENSE

    For the quarter ended July 1996, interest expense was $7.0 million representing a decrease of $0.1 million, or 1.9%, from interest expense of $7.0 million for the quarter ended July 1995.

INCOME TAX EXPENSE

    For the quarter ended July 1996, income tax expense was $2.3 million, representing an effective tax rate of approximately 35%. Income tax expense for the July 1995 quarter was $0.2 million, representing an effective tax rate of 10%. The lower effective tax rate in the July 1995 quarter was due to the availability of tax loss carryforwards to offset substantially all of the Company's Federal income tax liability, with only limited tax loss carryforwards available to reduce Federal income tax expense in the July 1996 quarter.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended July 31, 1996, the Company generated $2.8 million in cash flow from operating activities consisting of $8.5 million in income generated from operations (net income plus non-cash charges) offset by $5.7 million in cash flow used for net working capital changes. Such working capital changes consisted principally of a $14.4 million reduction in accounts payable and accrued expenses offset by a $8.6 million reduction in inventories and a $1.8 million reduction in accounts receivable. Cash used for investing activities amounted to $2.9 million, which included $2.3 million in capital expenditures and $0.3 million in loans to PolyVision Corporation. Cash provided by financing activities amounted to $0.9 million, consisting of $2.4 million in borrowings under the Company's revolving credit facility offset by $1.1 million in repayments of long-term debt and $0.4 million in open market repurchases of Alpine common stock.

    At July 31, 1996, the Company had $50.8 million outstanding under its bank credit facility with additional funds availability as of such date of approximately $24.9 million. As of July 31, 1996, total cash (including marketable securities) and credit availability amounted to approximately $34.5 million.

    Over the next twelve months the Company has mandatory principal repayments on its long-term debt of $1.2 million. The Company also expects to invest $6 million to $9 million in capital expenditures during this same period, resulting in total principal debt service and capital expenditure commitments of $7.2 million to $10.2 million. The Company expects to generate sufficient cash flows from operating activities over the next twelve month period to meet the principal debt service commitments and planned capital expenditures. However, should any shortfall occur, seasonal or otherwise, the Company's cash reserves and excess credit availability should be sufficient to fund any shortfall over the next twelve month period.

    On September 3, 1996, the Company announced a tender offer (the "Tender Offer") for the redemption of 50.1% of its Senior Notes (see Note 6 to the Condensed Consolidated Financial Statements). Consummation of the Tender Offer is contingent upon completion of a reorganization of Superior and DNE (including the creation of a wholly-owned subsidiary, Superior TeleCom, which will incorporate the operations of Superior and DNE) and the consummation of a refinancing which will include a new $175 million Superior TeleCom Revolving Credit Facility (the "Superior Credit Facility"). Superior TeleCom intends to initially draw approximately $155 million under the Superior Credit Facility, with $152 million of such proceeds being paid to Alpine and applied as follows:
(i) approximately $86.0 million will be used to complete the Tender Offer (including payment of accrued interest and transaction expenses), (ii) approximately $51.0 million will be used to repay the Company's existing revolving credit facility (based on the balance of such facility at July 31, 1996), and (iii) the balance of funds (approximately $15.0 million) will be added to Alpine's existing cash reserves.

    Upon completion of the aforementioned reorganization and refinancing, the Company intends to proceed with an offering (the "Stock Offering") of 6,000,000 shares of Superior TeleCom's common stock (reducing Alpine's ownership of Superior TeleCom to 50.1%). Subject to completion of the Stock Offering proceeds therefrom are expected to range from $83 million to $94 million, with $35 million being used to pay down the Superior Credit Facility to an amount of $120.0 million and the balance being paid to Alpine to be used for general corporate purposes.

    The Company believes the aforementioned reorganization, refinancing, and Tender Offer will improve the Company's consolidated financial condition and liquidity by reducing annual consolidated interest expense by approximately $4.0 million, and increase existing cash reserves by approximately $15 million. Further completion of the Stock Offering will have the impact of: (i) increasing the Company's consolidated equity capital; (ii) further reducing the Company's consolidated interest expense, and (iii) further increasing the Company's existing cash reserves. While these transactions will partially limit the availability of Superior and DNE's cash flow for debt service under the Senior Notes, the Company believes that such cash flow that will be available from Superior and DNE along with cash flow generated from the operations of Adience and existing cash reserves will be sufficient to meet the Company's obligations, including debt service under the Senior Notes, for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 3. DEFAULTS ON SENIOR SECURITIES

    (a) None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    EXHIBIT 27--FINANCIAL DATA SCHEDULE

    EXHIBIT 28--Alpine is herewith filing as exhibits the following financial statements relating to Alpine's subsidiaries, Superior and Adience, each of the which has guaranteed Alpine's 12-1/2% Series B Senior Secured Notes due 2003, and the stock of each of such subsidiaries has been pledged to secure such
Notes:

    ADIENCE, INC.

    Unaudited Condensed Consolidated Financial Statements:

    Condensed consolidated balance sheets at April 30, 1996 and July 31, 1996

    Condensed consolidated statements of operations for the three months ended July 31, 1995 and 1996

    Condensed consolidated statement of shareholder's equity for the three months ended July 31, 1996

    Condensed consolidated statements of cash flows for the three months ended July 31, 1996

    Notes to condensed consolidated financial statements

    SUPERIOR TELECOMMUNICATIONS INC.

    Unaudited Condensed Consolidated Financial Statements:

    Condensed consolidated balance sheets at April 30, 1996 and July 31, 1996

    Condensed consolidated statements of operations and retained earnings for the three months ended July 31, 1995 and 1996

    Condensed consolidated statements of cash flows for the three months ended July 31, 1995 and 1996

    Notes to condensed consolidated financial statements

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE ALPINE GROUP, INC.

                                (Registrant)

Date: September 14, 1996        By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                              CHIEF FINANCIAL OFFICER