Form 10-Q
period 1996-10-31
ALPINE GROUP INC /DE/
filed 1996-12-16
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
     1934
    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER 1-9078

                             ---------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 Days. Yes /X/ No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                Class                        Outstanding at December 16, 1996
     ---------------------------              ------------------------------
     Common Stock, $.10 Par Value                       17,731,657

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            ASSETS
                                                                         APRIL 30,
                                                                           1996
                                                                         ---------
                                                                                    OCTOBER 31,
                                                                                       1996
                                                                                    -----------
                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents............................................  $   1,119   $  77,427
  Marketable securities................................................      7,713       7,828
  Accounts receivable (less allowance for doubtful accounts of:
    April, $506; October $530).........................................     60,670      63,125
  Inventories..........................................................     68,990      51,602
  Other current assets.................................................      7,850       7,353
                                                                         ---------  -----------
    Total current assets...............................................    146,342     207,335
Property, plant, and equipment, net....................................     99,425      99,393
Long-term investments and other assets.................................     26,403      25,445
Goodwill (less accumulated amortization; April, $4,996; October
  ,$6,521).............................................................     82,734      81,386
                                                                         ---------  -----------
    Total assets.......................................................  $ 354,904   $ 413,559
                                                                         ---------  -----------
                                                                         ---------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term obligation................................................  $  --       $  24,243
  Current portion of long-term debt....................................      2,132       1,328
  Accounts payable.....................................................     53,167      41,585
  Accrued expenses.....................................................     40,364      64,729
                                                                         ---------  -----------
    Total current liabilities..........................................     95,663     131,885
                                                                         ---------  -----------
Long-term debt, less current portion...................................    207,645     191,666
                                                                         ---------  -----------
Other long-term liabilities............................................      8,460      17,167
                                                                         ---------  -----------
Minority interest in subsidiary........................................     --           7,748
                                                                         ---------  -----------
Commitments and contingencies
Stockholders' equity:
  8% cumulative convertible preferred stock at liquidation value.......      9,831       1,831
  9% cumulative convertible preferred stock at liquidation value.......      1,927       1,927
  Common stock, $.10 par value; authorized 25,000,000 shares; issued:
    April, 19,307,012 shares; October 18,406,053 shares................      1,931       1,841
  Capital in excess of par value.......................................    113,843     111,113
  Cumulative translation adjustment....................................        (82)        293
  Accumulated deficit..................................................    (78,998)    (46,886)
                                                                         ---------  -----------
                                                                            48,452      70,119
  Less: Shares of common stock in treasury, at cost; April, 1,025,496
    shares; October 674,396 shares.....................................     (4,806)     (4,516)
  Receivable from stockholders.........................................       (510)       (510)
                                                                         ---------  -----------
  Total stockholders' equity...........................................     43,136      65,093
                                                                         ---------  -----------
    Total liabilities and stockholders' equity.........................  $ 354,904   $ 413,559
                                                                         ---------  -----------
                                                                         ---------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
Net sales.................................................................................  $  136,252  $  154,019
Cost of goods sold........................................................................     119,729     126,660
                                                                                            ----------  ----------
  Gross profit............................................................................      16,523      27,359
Selling, general and administrative.......................................................       8,170      11,210
Amortization of goodwill..................................................................         642         764
                                                                                            ----------  ----------
  Operating income........................................................................       7,711      15,385
Interest income...........................................................................         324         189
Interest (expense)........................................................................      (6,768)     (6,635)
Gain on sale of subsidiary stock..........................................................      --          80,397
Other income (expense), net...............................................................          13          54
                                                                                            ----------  ----------
  Income from continuing operations before income taxes...................................       1,280      89,390
Provision for income taxes................................................................        (299)    (42,116)
                                                                                            ----------  ----------
  Income from continuing operations.......................................................         981      47,274
Minority interest in earnings of subsidiary...............................................      --            (333)
                                                                                            ----------  ----------
  Net income from continuing operations before extraordinary item.........................         981      46,941
Loss from discontinued operations.........................................................      (1,834)     --
                                                                                            ----------  ----------
  Net income (loss) before extraordinary item.............................................        (853)     46,941
Extraordinary gain (loss) on early extinguishment of debt.................................         324     (13,412)
                                                                                            ----------  ----------
  Net income (loss).......................................................................        (529)     33,529
Preferred stock dividends.................................................................        (313)       (234)
Preferred stock redemption premium........................................................      --          (5,195)
                                                                                            ----------  ----------
  Income (loss) applicable to common stock................................................  $     (842) $   28,100
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Income (loss) per share of common stock:
  Continuing operations...................................................................  $     0.04  $     2.50
  Discontinued operations.................................................................       (0.11)     --
  Extraordinary gain (loss) on early extinguishment of debt...............................        0.02       (0.72)
  Preferred stock redemption premium......................................................      --           (0.28)
                                                                                            ----------  ----------
    Net income (loss) per share of common stock...........................................  $    (0.05) $     1.51
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
Net sales.................................................................................  $  265,036  $  305,466
Cost of goods sold........................................................................     232,185     254,143
                                                                                            ----------  ----------
  Gross profit............................................................................      32,851      51,323
Selling, general and administrative.......................................................      16,072      21,000
Amortization of goodwill..................................................................       1,315       1,525
                                                                                            ----------  ----------
  Operating income........................................................................      15,464      28,798
Interest income...........................................................................       1,069         341
Interest (expense)........................................................................     (13,876)    (13,609)
Gain on sale of subsidiary stock..........................................................      --          80,397
Other income (expense), net...............................................................         127          (5)
                                                                                            ----------  ----------
  Income from continuing operations before income taxes...................................       2,784      95,922
Provision for income taxes................................................................        (449)    (44,402)
                                                                                            ----------  ----------
  Income from continuing operations.......................................................       2,335      51,520
Minority interest in earnings of subsidiary...............................................      --            (333)
                                                                                            ----------  ----------
  Net income from continuing operations before extraordinary item.........................       2,335      51,187
(Loss) from discontinued operations.......................................................      (2,213)     --
                                                                                            ----------  ----------
  Net income before extraordinary item....................................................         122      51,187
Extraordinary (loss) on early extinguishment of debt......................................      (4,856)    (13,412)
                                                                                            ----------  ----------
  Net income (loss).......................................................................      (4,734)     37,775
Preferred stock dividends.................................................................        (667)       (468)
Preferred stock redemption premium........................................................      --          (5,195)
                                                                                            ----------  ----------
  Income (loss) applicable to common stock................................................  $   (5,401) $   32,112
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Income (loss) per share of common stock:
  Continuing operations...................................................................  $     0.10  $     2.69
  Discontinued operations.................................................................       (0.13)     --
  Extraordinary loss on early extinguishment of debt......................................       (0.28)      (0.71)
  Preferred stock redemption premium......................................................      --           (0.28)
                                                                                            ----------  ----------
    Net income (loss) per share of common stock...........................................  $    (0.31) $     1.70
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1996
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              9% CUMULATIVE
                                                                                                      8% CUMULATIVE
                                                               CAPITAL    CONVERTIBLE PREFERRED   CONVERTIBLE PREFERRED
                                          COMMON STOCK            IN              STOCK                   STOCK
                                     -----------------------  EXCESS OF   ----------------------  ---------------------
                                        SHARES      AMOUNT       PAR        SHARES      AMOUNT      SHARES     AMOUNT
                                     ------------  ---------  ----------  -----------  ---------  ----------  ---------
Balance at April 30, 1996..........    19,307,012  $   1,931  $  113,843       1,927   $   1,927     196,649  $   9,831
Compensation expense related to
  stock options and grants.........        43,571          5       1,628
Dividends on preferred stock.......
Foreign currency translation.......
Exercise of stock options..........        55,470          5         212
Purchase of treasury stock.........
Retirement of treasury stock.......    (1,000,000)      (100)     (4,570)
Redemption of preferred stock......                                                                 (160,000)    (8,000)
Preferred stock redemption
  premium..........................
Net income for the six months ended
  October 31, 1996.................
                                     ------------  ---------  ----------       -----   ---------  ----------  ---------
Balance at October 31, 1996........    18,406,053  $   1,841  $  111,113       1,927   $   1,927      36,649  $   1,831
                                     ------------  ---------  ----------       -----   ---------  ----------  ---------
                                     ------------  ---------  ----------       -----   ---------  ----------  ---------


                                                      FOREIGN         TREASURY STOCK       RECEIVABLE
                                     ACCUMULATED     CURRENCY     ----------------------      FROM
                                       DEFICIT      TRANSLATION     SHARES      AMOUNT    STOCKHOLDERS     TOTAL
                                     ------------  -------------  -----------  ---------  -------------  ---------
Balance at April 30, 1996..........   $  (78,998)    $     (82)    (1,025,496) $  (4,806)   $    (510)   $  43,136
Compensation expense related to
  stock options and grants.........                                                                          1,633
Dividends on preferred stock.......         (468)                                                             (468)
Foreign currency translation.......                        375                                                 375
Exercise of stock options..........                                                                            217
Purchase of treasury stock.........                                  (648,900)    (4,380)                   (4,380)
Retirement of treasury stock.......                                 1,000,000      4,670                    --
Redemption of preferred stock......                                                                         (8,000)
Preferred stock redemption
  premium..........................       (5,195)                                                           (5,195)
Net income for the six months ended
  October 31, 1996.................       37,775                                                            37,775
                                     ------------        -----    -----------  ---------        -----    ---------
Balance at October 31, 1996........   $  (46,886)    $     293       (674,396) $  (4,516)   $    (510)   $  65,093
                                     ------------        -----    -----------  ---------        -----    ---------
                                     ------------        -----    -----------  ---------        -----    ---------

  The accompanying notes are an integral part of these condensed consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                           -----------------------
                                                                                              1995         1996
                                                                                           -----------  ----------
Cash flows from operating activities:
  Net income from continuing operations..................................................  $     2,335  $   51,187
  Adjustments to reconcile income to net cash provided by continuing operations:
    Depreciation and amortization........................................................        6,022       6,868
    Amortization of deferred financing costs and accretion of debt discount..............        1,163       1,271
    Compensation expense related to stock options and grants.............................          129       1,633
    Provision for deferred taxes.........................................................      --            9,651
  Change in assets and liabilities:
    Accounts receivable..................................................................          954      (2,455)
    Inventories..........................................................................       14,771      17,388
    Other current assets.................................................................        1,784         497
    Other assets.........................................................................        2,322       1,920
    Accounts payable and accrued expenses................................................        4,820      12,783
    Other liabilities....................................................................         (164)     (1,644)
                                                                                           -----------  ----------
Cash provided by continuing operating activities.........................................       34,136      99,099
                                                                                           -----------  ----------

(Loss) from discontinued operations......................................................       (2,213)     --
Adjustments to reconcile loss to net cash (used for) discontinued operations:
  Increase (decrease) in net liabilities.................................................        1,300      --
  Other..................................................................................          179      --
                                                                                           -----------  ----------
Cash (used for) discontinued operations..................................................         (734)     --
                                                                                           -----------  ----------
Cash provided by operating activities....................................................       33,402      99,099
                                                                                           -----------  ----------

Cash flows from investing activities:
  Acquisitions, net of cash acquired.....................................................     (103,409)     --
  Minority investment in subsidiary......................................................      --            7,748
  Investment in marketable securities....................................................       (4,781)       (115)
  Capital expenditures...................................................................       (3,268)     (5,213)
  Loans to PolyVision Corporation........................................................       (4,306)       (996)
  Other..................................................................................         (250)       (178)
                                                                                           -----------  ----------
Cash provided by investing activities....................................................     (116,014)      1,246
                                                                                           -----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                           -----------------------
                                                                                              1995         1996
                                                                                           -----------  ----------
Cash flows from financing activities:
  Repayments of short-term borrowings....................................................  $   (21,000) $   --
  Short term obligation..................................................................      --           24,243
  Borrowings under revolving credit facilities, net......................................       17,339      65,192
  Dividends on preferred stock...........................................................         (354)       (468)
  Capitalized financing costs............................................................      (13,699)     (4,050)
  Purchase of treasury shares............................................................       (1,579)     (4,380)
  Proceeds from exercise of stock options................................................           91         217
  Redemption of preferred stock..........................................................      --          (13,195)
  Repayments on long-term debt...........................................................     (189,669)    (91,596)
  Long-term borrowings...................................................................      280,357      --
                                                                                           -----------  ----------
Cash provided by (used for) financing activities.........................................       71,486     (24,037)
                                                                                           -----------  ----------
Net increase (decrease) in cash and cash equivalents.....................................      (11,126)     76,308
Cash and cash equivalents at beginning of period.........................................       15,546       1,119
                                                                                           -----------  ----------
Cash and cash equivalents at end of period...............................................  $     4,420  $   77,427
                                                                                           -----------  ----------
                                                                                           -----------  ----------

Supplemental disclosures:
  Taxes paid.............................................................................  $       329  $    2,803
                                                                                           -----------  ----------
                                                                                           -----------  ----------
  Interest paid..........................................................................  $     6,885  $   14,375
                                                                                           -----------  ----------
                                                                                           -----------  ----------
Non-cash investing and financing activities:
  Conversion of preferred stock into common stock........................................  $     3,500
                                                                                           -----------
                                                                                           -----------
  Dividend on preferred stock converted..................................................  $       378
                                                                                           -----------
                                                                                           -----------
  Conversion of notes into common stock..................................................  $       300
                                                                                           -----------
                                                                                           -----------
Acquisition of business:
  Assets, net of cash acquired...........................................................  $   126,127
  Liabilities assumed....................................................................      (22,718)
                                                                                           -----------
  Net cash paid..........................................................................  $  (103,409)
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

                                OCTOBER 31, 1996

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

    Certain reclassifications have been made to the October 31, 1995 financial statements to conform with the October 31, 1996 presentation.

2. INVENTORIES

    The components of inventories are:

                                                                        APRIL 30,  OCTOBER 31,
                                                                          1996        1996
                                                                        ---------  -----------
Raw materials.........................................................  $  14,885   $  13,235
Work in process.......................................................     14,870      10,717
Finished goods........................................................     39,235      27,650
                                                                        ---------  -----------
                                                                        $  68,990   $  51,602
                                                                        ---------  -----------
                                                                        ---------  -----------

3. LONG-TERM INVESTMENTS AND OTHER ASSETS

    The components of long-term investments and other assets are:

                                                                        APRIL 30,  OCTOBER 31,
                                                                          1996        1996
                                                                        ---------  -----------
Investment in PolyVision..............................................  $  11,502   $  11,502
Advances to PolyVision................................................      3,086       4,082
Deferred financing charges............................................      8,483       7,114
Other assets..........................................................      3,332       2,747
                                                                        ---------  -----------
                                                                        $  26,403   $  25,445
                                                                        ---------  -----------
                                                                        ---------  -----------

4. INCOME (LOSS) PER SHARE

    Income (loss) per common share is determined by dividing net income (loss) attributable to common stock by the weighted average number of common shares, and when dilutive, common equivalent shares outstanding. Net income (loss) attributable to common stock is determined by deducting preferred stock dividends and the preferred stock redemption premium (see note 7) from net income (loss). The weighted average number of common and common equivalent shares outstanding used in computing income (loss) per share for the six months ended October 31, 1995 and 1996 was 17,375,279 and 18,887,320, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

5. SALE OF SUBSIDIARY STOCK

    On October 2, 1996, the Company completed a reorganization and refinancing (the "Reorganization") of its wholly-owned subsidiaries, Superior Telecommunication, Inc. ("Superior") and DNE Systems, Inc. ("DNE"). In connection with the Reorganization, the Company (i) recapitalized Superior by issuing to Alpine 20,000 shares of 6% Cumulative Preferred Stock ("Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share, (ii) caused Superior and DNE to declare a dividend to Alpine of $117.1 million, (iii) contributed all of the common stock of both Superior and DNE to a newly-formed wholly-owned subsidiary, Superior TeleCom, Inc. ("Superior TeleCom"), and (iv) caused Superior TeleCom to enter into a revolving credit facility (the "Credit Facility") (see Note 6), the proceeds of which were used to repay the intercompany debt then owed to Alpine and to pay $63.8 million of the declared dividend.

    On October 17, 1996, Superior TeleCom sold 6,000,000 shares of its common stock through an initial public offering at $16.00 per share. Superior TeleCom used the net proceeds of approximately $88.3 million to fund the repayment of $34.4 million of the aforementioned Credit Facility and to pay the remaining balance on the previously declared dividend. As a result of the offering, the Company's ownership interest in Superior TeleCom declined to 50.1% and the Company recorded a gain of $80.4 million ($41.4 million, or $2.22 per share, after provision for current and deferred income taxes).

    In November 1996, the underwriters of the initial public offering exercised their overallotment option to purchase an additional 900,000 shares of Superior TeleCom common stock at $16.00 per share. Superior TeleCom used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million with the balance of such proceeds being used to reduce the amount outstanding under the Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior Preferred Stock. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of the Superior TeleCom common stock, the Company's ownership interest in Superior TeleCom remaines at 50.1%.

6. DEBT

    In October 1996, the Company completed a refinancing of a substantial portion of its debt. Such refinancing included (i) repayment and termination of the Company's existing revolving credit facility (with a balance of $48.5 million on the date of repayment) and (ii) the redemption, at a premium, of $86.6 million face amount ($80.0 million recorded value) of the Company's 12.25% Senior Secured Notes (the "Senior Notes"). The funds utilized to complete the aforementioned refinancing included approximately $120.0 from net borrowings under the Credit Facility (see Note 5), with the balance being funded by a portion of the net proceeds from the initial public offering of Superior TeleCom common stock (see Note 5).

    In connection with the aforementioned refinancing, the Company recognized an after tax extraordinary charge of $13.2 million, or $0.72 per share, on the early extinguishment of debt, representing the premium paid on the redemption of the Senior Notes, prepayment penalties related to termination of the existing revolving credit facility, and the associated write-off of the unamortized portion of deferred loan fees related to the debt extinguished.

    In November 1996, the Company redeemed at a premium an additional $18.7 million aggregate face amount of Senior Notes ($17.3 million recorded value). In connection with this transaction, the Company

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

6. DEBT (CONTINUED)
will recognize during the quarter ending January 31, 1997, an after tax extraordinary charge of approximately $2.4 million.

    At April 30, 1996 and October 31, 1996, long-term debt consisted of the following:

                                                                       APRIL 30,   OCTOBER 31,
                                                                          1996        1996
                                                                       ----------  -----------
12.25% Senior Secured Notes (face value $66,347,000 at October 31,
  1996) (a)..........................................................  $  141,070   $  61,414
Alpine revolving credit facility.....................................      48,654      --
Superior TeleCom revolving credit facility (b).......................      --         113,458
10% Convertible Senior Subordinated Notes............................         804      --
Adience 11% Senior Secured Notes (c).................................       4,674       4,700
Mortgage loan (d)....................................................       4,996       3,977
Lease finance obligations (e)........................................       5,853       5,810
Other................................................................       3,726       3,635
                                                                       ----------  -----------
    Total debt.......................................................     209,777     192,994
Less:current portion of long-term debt...............................       2,132       1,328
                                                                       ----------  -----------
    Long-term debt...................................................  $  207,645   $ 191,666
                                                                       ----------  -----------
                                                                       ----------  -----------

    The aggregate maturities of long-term debt for the five years subsequent to October 31, 1996, are as follows (in thousands):

1997..............................................................  $   1,328
1998..............................................................        997
1999..............................................................        794
2000..............................................................        630
2001..............................................................    115,326

------------------------

(a) The Senior Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method. The Senior Notes are guaranteed by Adience, are secured by a pledge of the common stock of Adience and Superior TeleCom and the Superior Preferred Stock held by the Company.

(b) Interest on the Credit Facility is payable quarterly based upon the prime rate plus 0.5% or the Eurodollar rate plus 1.5%. The variable components of these rates are subject to periodic adjustment after October 1997 based on the ratio of debt to cash flow (as defined). The Credit Facility has a five-year term with a total commitment of $150.0 million which is reduced by $25.0 million in October 1999 and October 2000. Loans under the Credit Facility are guaranteed by Superior TeleCom's subsidiaries (but not by Alpine) and are secured by substantially all of the assets of Superior TeleCom and by the stock of each of Superior TeleCom's subsidiaries.

(c) The Adience 11% Senior Secured Notes are due in 2002 and are redeemable at the option of Adience after December 15, 1997 and pay interest semi-annually on June 15 and December 15. The Adience Senior Notes are secured by a lien on substantially all of the assets of Adience.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

6. DEBT (CONTINUED)
(d) The mortgage loan is payable by DNE to the Connecticut Development Authority. The loan is guaranteed by Alpine and Superior TeleCom and collateralized by DNE's real estate, machinery and equipment. The loan is payable March 2002 and is subject to a 20-year amortization schedule. The interest rate is 7.25% through February 28, 1999 and the higher of 7.25% or the yield on U.S. Treasury securities with the same maturity thereafter.

(e) The lease finance obligations result from the sale/leaseback of two properties during fiscal 1994 which, because of the Company's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at October 31, 1996 consist of: (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $810,000 related to the sale/leaseback of a manufacturing facility previously owned by DNE.

7. REDEMPTION OF PREFERRED STOCK

    On October 31, 1996 the Company entered into an agreement to repurchase for $13.2 million, 160,000 shares of the Company's 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred Stock"), with a par value of $8.0 million. In accordance with generally accepted accounting principles, the repurchase price paid in excess of the preferred stock par value has been recorded as a redemption premim and, therefore, a reduction of net income attributable to common stockholders.

8. COMMITMENTS AND CONTINGENCIES

    Adience's J.H. France unit, which was merged into Adience in December 1991, has been named as party in approximately 3,000 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in 12 jurisdictions principally by employees and former employees of certain customers of J.H. France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H. France, caused silica related diseases. The majority of the lawsuits seek monetary damages ranging from $20,000 to $1.0 million each. J.H. France and its insurance carrier have historically settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H. France, Adience, as successor in interest to BMI, has been named a party in approximately 390 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky and Indiana and North Dakota, principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, not asbestosis, in such persons. The majority of such lawsuits seek unstated monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated. Virtually all such claims and all costs of defense for these cases are covered by insurance.

    The insurance companies which had issued policies covering the J.H. France cases initially denied coverage for these claims. In June 1990, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996

                                  (UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) effect. As a result of this judicial determination and based upon Adience's experience in obtaining dismissals or settlements in closed cases, the Company anticipates, although no assurance can be given, that the expected costs and liabilities in such pending cases will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the 3,000 J.H. France cases and the other 390 cases, for which the scope of coverage has never been an issue.

    Adience's Furnco unit has been named as the sole defendant in eight separate lawsuits, each of which contains one plaintiff (i.e., either husband or husband and wife). While the investigation continues as to the nature and extent of such suits, Furnco's insurance carrier has agreed, subject to reservation rights, to pay the reasonable and necessary costs incurred by Furnco in defense of these lawsuits.

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

9. SUBSIDIARY GUARANTY

    The Senior Notes are fully and unconditionally guaranteed on a senior secured basis by Adience; however, such guarantee is subordinated in right of payment to Adience's 11% Senior Secured Notes outstanding. The subsidiary guarantee ranks pari passu in right of payment with other senior debt of Alpine and other senior debt of Adience.

    There are no contractual restrictions on the ability of Adience to make distributions to Alpine to service indebtedness, including interest payments on the Senior Notes. Separate financial statements and related disclosures for Adience are included herein as an exhibit. The following condensed consolidating information presents condensed balance sheets as of April 30, 1996 and October 31, 1996 and condensed statements of operations and cash flows for the six months ended October 31, 1995 and 1996 of (a) Alpine on a parent company basis with its investment in Adience accounted for under the equity method (Parent Company), (b) the subsidiary guarantor (Adience), (c) the combined subsidiary non-guarantors, and (d) Alpine on a consolidated basis.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                      AS OF APRIL 30, 1996
                                               ------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                                COMPANY    GUARANTOR   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                               ---------  -----------  ---------------  -----------  ------------
                                                                          (UNAUDITED)

                                                     ASSETS

  Current assets.............................  $   8,924   $  28,321     $   113,585     $  (4,488)   $  146,342
  Property, plant and equipment, net.........        146      21,916          77,363        --            99,425
  Goodwill, net..............................     --          37,684          48,877        (3,827)       82,734
  Investment in and advances to
    subsidiaries.............................    217,564     (58,883)       (104,654)      (54,027)       --
  Other non-current assets...................     23,666       1,600           1,137        --            26,403
                                               ---------  -----------  ---------------  -----------  ------------
    Total assets.............................  $ 250,300   $  30,638     $   136,308     $ (62,342)   $  354,904
                                               ---------  -----------  ---------------  -----------  ------------
                                               ---------  -----------  ---------------  -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities........................  $  12,413   $  25,602     $    58,863     $  (1,215)   $   95,663
  Long-term debt.............................    189,847       6,179          11,619        --           207,645
  Other non-current liabilities..............      4,904       2,649           8,722        (7,815)        8,460
  Equity.....................................     43,136      (3,792)         57,104       (53,312)       43,136
                                               ---------  -----------  ---------------  -----------  ------------
    Total liabilities and stockholders'
      equity.................................  $ 250,300   $  30,638     $   136,308     $ (62,342)   $  354,904
                                               ---------  -----------  ---------------  -----------  ------------
                                               ---------  -----------  ---------------  -----------  ------------

                                                                     AS OF OCTOBER 31, 1996
                                               ------------------------------------------------------------------
                                                PARENT    SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                                COMPANY    GUARANTOR   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                               ---------  -----------  ---------------  -----------  ------------
                                                                          (UNAUDITED)
                                                     ASSETS

  Current assets.............................  $  81,415   $  34,905     $    95,503     $  (4,488)   $  207,335
  Property, plant and equipment, net.........        575      21,629          77,189        --            99,393
  Goodwill, net..............................     --          37,525          47,687        (3,826)       81,386
  Investment in and advances to
    subsidiaries.............................     99,363     (69,187)        (21,220)       (8,956)       --
  Other non-current assets...................     19,022       1,685           5,238          (500)       25,445
                                               ---------  -----------  ---------------  -----------  ------------
    Total assets.............................  $ 201,714   $  26,557     $   204,397     $ (17,385)   $  413,559
                                               ---------  -----------  ---------------  -----------  ------------
                                               ---------  -----------  ---------------  -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities........................  $  60,998   $  22,501     $    50,599     $  (2,213)   $  131,885
  Long-term debt.............................     61,537       5,981         124,148        --           191,666
  Other non-current liabilities..............      4,999       2,180           8,160         1,828        17,167
  Minority interest in subsidiary............      7,748      --             --             --             7,748
  Equity.....................................     65,093      (4,105)         21,490       (17,385)       65,093
                                               ---------  -----------  ---------------  -----------  ------------
    Total liabilities and stockholders'
      equity.................................  $ 200,375   $  26,557     $   204,397     $ (17,770)   $  413,559
                                               ---------  -----------  ---------------  -----------  ------------
                                               ---------  -----------  ---------------  -----------  ------------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS ENDED OCTOBER 31, 1995
                                                ----------------------------------------------------------------------
                                                  PARENT     SUBSIDIARY     SUBSIDIARY      ELIMINATING
                                                  COMPANY     GUARANTOR   NON-GUARANTORS      ENTRIES     CONSOLIDATED
                                                -----------  -----------  ---------------  -------------  ------------
Net sales.....................................                $  50,682     $   214,354                    $  265,036
Cost of goods sold............................                   40,070         192,115                       232,185
                                                             -----------  ---------------
  Gross profit................................                   10,612          22,239                        32,851
Selling, general and administrative expenses..   $   2,101        6,162           7,809                        16,072
Amortization of goodwill......................                      623             692                         1,315
                                                -----------  -----------  ---------------                 ------------
  Operating income............................      (2,101)       3,827          13,738                        15,464
Interest (expense), net.......................      (7,351)      (1,942)         (3,514)                      (12,807)
Other income (expense)........................         103       --                  24                           127
Intercompany interest.........................       6,718       (2,073)         (4,645)                       --
                                                -----------  -----------  ---------------                 ------------
  Income from continuing operations before
    income taxes..............................      (2,631)        (188)          5,603                         2,784
Equity in income from subsidiaries............         664       --             --           $    (664)        --
                                                -----------  -----------  ---------------       ------    ------------
                                                    (1,967)        (188)          5,603           (664)         2,784
Provision for income tax (expense) benefit....       2,365       --              (2,814)        --               (449)
                                                -----------  -----------  ---------------       ------    ------------
  Income from continuing operations...........         398         (188)          2,789           (664)         2,335
(Loss) from discontinued operations...........      (2,213)      --             --              --             (2,213)
                                                -----------  -----------  ---------------       ------    ------------
  Income before extraordinary item............      (1,815)        (188)          2,789           (664)           122
Extraordinary (loss) on early extinguishment
  of debt.....................................      (2,919)        (158)         (1,779)        --             (4,856)
                                                -----------  -----------  ---------------       ------    ------------
  Net income (loss)...........................   $  (4,734)   $    (346)    $     1,010      $    (664)    $   (4,734)
                                                -----------  -----------  ---------------       ------    ------------
                                                -----------  -----------  ---------------       ------    ------------

                                                             FOR THE SIX MONTHS ENDED OCTOBER 31, 1996
                                                --------------------------------------------------------------------
                                                  PARENT     SUBSIDIARY     SUBSIDIARY     ELIMINATING
                                                  COMPANY     GUARANTOR   NON-GUARANTORS     ENTRIES    CONSOLIDATED
                                                -----------  -----------  ---------------  -----------  ------------
Net sales.....................................                $  52,369     $   253,097                  $  305,466
Cost of goods sold............................                   41,377         212,766                     254,143
                                                             -----------  ---------------
  Gross profit................................                   10,992          40,331                      51,323
Selling, general and administrative expenses..   $   4,890        6,569           9,541                      21,000
Amortization of goodwill......................      --              662             863                       1,525
                                                -----------  -----------  ---------------               ------------
  Operating income (loss).....................      (4,890)       3,761          29,927                      28,798
Interest (expense), net.......................     (11,289)        (479)         (1,500)                    (13,268)
Other (expense)...............................         172           (8)           (169)                         (5)
Gain on sale of subsidiary stock..............      80,397       --             --                           80,397
Intercompany interest.........................      10,344       (3,935)         (6,409)                     --
                                                -----------  -----------  ---------------               ------------
  Income (loss) from continuing operations
    before income taxes.......................      74,734         (661)         21,849                      95,922
Equity in income of subsidiaries..............      12,412       --             --          $ (12,412)       --
                                                -----------  -----------  ---------------  -----------  ------------
                                                    87,146         (661)         21,849       (12,412)       95,922
Provision for income tax (expense) benefit....     (35,626)      --              (8,776)                    (44,402)
                                                -----------  -----------  ---------------  -----------  ------------
  Income from continuing operations...........      51,520         (661)         13,073       (12,412)       51,520
Minority interest in subsidiary...............        (333)      --             --             --              (333)
                                                -----------  -----------  ---------------  -----------  ------------
Income before extraordinary item..............      51,187         (661)        --            (12,412)       51,187
Extraordinary (loss) on early extinguishment
  of debt.....................................     (13,412)      --             --             --           (13,412)
                                                -----------  -----------  ---------------  -----------  ------------
  Net income (loss)...........................   $  37,775    $    (661)    $    13,073     $ (12,412)   $   37,775
                                                -----------  -----------  ---------------  -----------  ------------
                                                -----------  -----------  ---------------  -----------  ------------

                             THE ALPINE GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                            FOR THE SIX MONTHS ENDED OCTOBER 31, 1995
                                               -------------------------------------------------------------------
                                                 PARENT    SUBSIDIARY   SUBSIDIARY NON-  ELIMINATING
                                                COMPANY     GUARANTOR     GUARANTORS       ENTRIES    CONSOLIDATED
                                               ----------  -----------  ---------------  -----------  ------------
Cash flows from operating activities:
  Income from operations.....................  $     (266)  $    (290)    $     2,891                  $    2,335
  Adjustments to reconcile income to net cash
    provided by operations:
  Depreciation, amortization and other
    non-cash charges.........................         726       2,087           4,501                       7,314
  Changes in assets and liabilities..........       5,737      (7,883)         26,633                      24,487
  Cash used for discontinued operations......        (734)          -                                        (734)
                                               ----------  -----------  ---------------  -----------  ------------
Cash flows provided by (used for) operating
  activities.................................       5,463      (6,086)         34,025                      33,402
                                               ----------  -----------  ---------------  -----------  ------------
Cash flows from investing activities:
  Acquisition, net of cash...................        (326)                   (103,083)                   (103,409)
  Investments in marketable securities.......      (4,781)                                                 (4,781)
  Capital expenditures.......................         (41)     (1,111)         (2,116)                     (3,268)
  Investment in PolyVision...................      (4,306)                                                 (4,306)
  Other......................................      (1,350)       (139)          1,239                        (250)
                                               ----------  -----------  ---------------  -----------  ------------
Cash flows provided by (used for) investing
  activities.................................     (10,804)     (1,250)       (103,960)                   (116,014)
                                               ----------  -----------  ---------------  -----------  ------------
Cash flows from financing activities:
  Long-term borrowings.......................     140,357                     140,000                     280,357
  Repayments of long-term borrowings.........      (1,701)    (40,200)       (147,768)                   (189,669)
  Repayments of short-term borrowings........     (21,000)                                                (21,000)
  Intercompany transactions..................    (157,723)     59,973          97,750                      --
  Borrowings (repayments) under revolving
    credit facilities, net...................      45,859     (12,434)        (16,086)                     17,339
  Other......................................     (12,326)                     (3,215)                    (15,541)
                                               ----------  -----------  ---------------  -----------  ------------
Cash flows provided by (used for) financing
  activities.................................      (6,534)      7,339          70,681                      71,486
                                               ----------  -----------  ---------------  -----------  ------------
Net increase (decrease) in cash and cash
  equivalents................................     (11,875)          3             746                     (11,126)
                                               ----------  -----------  ---------------  -----------  ------------
Cash and cash equivalents at the beginning of
  the period.................................      13,299          24           2,223                      15,546
                                               ----------  -----------  ---------------  -----------  ------------
Cash and cash equivalents at the end of the
  period.....................................  $    1,424   $      27     $     2,969                  $    4,420
                                               ----------  -----------  ---------------  -----------  ------------
                                               ----------  -----------  ---------------  -----------  ------------

                             THE ALPINE GROUP, INC.

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                             FOR THE SIX MONTHS ENDED OCTOBER 31, 1996
                                                --------------------------------------------------------------------
                                                  PARENT     SUBSIDIARY   SUBSIDIARY NON-  ELIMINATING
                                                  COMPANY     GUARANTOR     GUARANTORS       ENTRIES    CONSOLIDATED
                                                -----------  -----------  ---------------  -----------  ------------
Cash flows from operating activities:
  Income from operations......................   $  39,108    $    (661)    $    13,073                  $   51,520
  Adjustments to reconcile income to net cash
    provided by operations:
  Depreciation, amortization and other
    non-cash charges..........................       8,844        2,321           4,710                      15,875
  Gain on sale of subsidiary stock............     (80,397)                                                 (80,397)
  Changes in assets and liabilities...........      29,833       (8,289)          7,596                      29,140
                                                -----------  -----------  ---------------  -----------  ------------
Cash flows provided by (used for) operating
  activities..................................      (2,612)      (6,629)         25,379                      16,138
                                                -----------  -----------  ---------------  -----------  ------------
Cash flows from investing activities:
  Investments in marketable securities........        (115)                                                    (115)
  Capital expenditures........................        (484)      (1,252)         (3,477)                     (5,213)
  Investment in PolyVision....................        (996)                                                    (996)
  Proceeds from stock offering................                                   88,280                      88,280
  Other.......................................                     (169)             (9)                       (178)
                                                -----------  -----------  ---------------  -----------  ------------
Cash flows (used for) investing activities....      (1,595)      (1,421)         84,794                      81,778
                                                -----------  -----------  ---------------  -----------  ------------
Cash flows from financing activities:
  Long-term borrowings........................
  Repayments of long-term borrowings..........     (88,042)        (131)           (994)                    (89,167)
  Short-term borrowings.......................      24,243                                                   24,243
  Intercompany transactions...................      99,077        7,869        (106,946)
  Borrowings (repayments) under revolving
    credit facilities, net....................     (58,101)                     123,293                      65,192
  Other.......................................      99,303                     (121,179)                    (21,876)
                                                -----------  -----------  ---------------  -----------  ------------
Cash flows provided by (used for) financing
  activities..................................      76,480        7,738        (105,826)                    (21,608)
                                                -----------  -----------  ---------------  -----------  ------------
Net increase (decrease) in cash and cash
  equivalents.................................      72,273         (312)          4,347                      76,308
                                                -----------  -----------  ---------------  -----------  ------------
Cash and cash equivalents at the beginning of
  the period..................................         683          367              69                       1,119
                                                -----------  -----------  ---------------  -----------  ------------
Cash and cash equivalents at the end of the
  period......................................   $  72,956    $      55     $     4,416                  $   77,427
                                                -----------  -----------  ---------------  -----------  ------------
                                                -----------  -----------  ---------------  -----------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

    The Alpine Group, Inc. ("Alpine" or the "Company), through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Adience Inc. (which operates under the trade name "BMI-France"), operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary (see Note 5 to the accompanying consolidated financial statements) operates in the following industry segments:
(i) telecommunications distribution wire and cable products through its wholly-owned subsidiary, Superior Telecommunication Inc. ("Superior"), and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its wholly-owned subsidiary DNE Systems, Inc. ("DNE"). BMI-France provides specialty refractory products and services for the iron, steel, glass, aluminum, cement and cogeneration industries.

    As used herein, "fiscal 1996" refers to the fiscal year ended April 30, 1996 and "fiscal 1997" refers to the fiscal year ending April 30, 1997.

                             RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three month and six month periods ended October 31, 1995 and 1996.

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          OCTOBER                 OCTOBER
                                                                   ----------------------  ----------------------
                                                                      1995        1996        1995        1996
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Net sales
  Telecommunications wire and cable..............................  $  102,957  $  116,887  $  197,016  $  234,856
  Data communications and electronics............................       6,119       6,039      11,384      11,894
  Refractories...................................................      27,176      31,093      56,636      58,716
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................     136,252     154,019     265,036     305,466
Gross profit
  Telecommunications wire and cable..............................  $    9,180  $   18,949  $   17,090  $   35,808
  Data communications and electronics............................       1,860       1,636       3,453       3,154
  Refractories...................................................       5,483       6,774      12,308      12,361
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................      16,523      27,359      32,851      51,323
Gross margin percentage
  Telecommunications wire and cable..............................         8.9%       16.2%        8.7%       15.3%
  Data communications and electronics............................        30.4%       27.1%       30.3%       26.5%
  Refractories...................................................        20.2%       21.8%       21.7%       21.0%
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................        12.1%       17.8%       12.4%       16.8%
Selling, general and administrative
  Telecommunications wire and cable..............................  $    1,889  $    2,745  $    3,605  $    5,067
  Data communications and electronics............................       1,499       1,700       3,082       3,266
  Refractories...................................................       3,630       3,763       7,284       7,719
  Corporate and other expenses...................................       1,152       3,002       2,101       4,948
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................       8,170      11,210      16,072      21,000
Amortization of goodwill
  Telecommunications wire and cable..............................  $      330  $      431  $      692  $      863
  Refractories...................................................         312         333         623         662
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................         642         764       1,315       1,525
Operating income
  Telecommunications wire and cable..............................  $    6,961  $   15,773  $   12,793  $   29,878
  Data communications and electronics............................         361         (64)        371        (112)
  Refractories...................................................       1,541       2,678       4,401       3,980
  Corporate and other expenses...................................      (1,152)     (3,002)     (2,101)     (4,948)
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................       7,711      15,385      15,464      28,798
                                                                   ----------  ----------  ----------  ----------

    SUPPLEMENTAL DATA FOR THE TELECOMMUNICATION WIRE AND CABLE SEGMENT:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact of Superior's profitability due to contractually mandated copper-based price contracts contained in Superior's customer sales agreements. The Company believes that the following supplemental comparative data, which is based upon a constant copper cost of $1.00 per pound for the indicated periods provides additional meaningful information concerning Superior's sales and its gross margin percentage.

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          OCTOBER                 OCTOBER
                                                                   ----------------------  ----------------------
                                                                      1995        1996        1995        1996
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
 Net sales.......................................................  $   92,369  $  113,152  $  177,718  $  224,659
  Gross profit...................................................       9,180      18,949      17,090      35,808
  Gross margin percentage-.......................................        9.9%       16.7%        9.6%       15.9%

NET SALES

    Consolidated net sales for the three month period ended October 1996 were $154.0 million, representing an increase of $17.8 million, or 13.0%, as compared to consolidated net sales of $136.3 million for the three month period ended October 1995. For the six month period ended October 1996, consolidated net sales were $305.5 million, representing an increase of $40.4 million, or 15.3%, as compared to consolidated net sales of $265.0 million for the six months ended October 1995.

    Superior's net sales of $116.9 million for the three months ended October 1996 were $13.9 million, or 13.5%, greater than net sales of $103.0 million for the same period in fiscal 1996. For the six months ended October 1996, net sales were $234.9 million, representing a $37.9 million, or 19.2%, increase over net sales of $197.0 million for the October 1995 six month period. Adjusted for the impact of lower copper prices in fiscal 1997 (see "Supplemental Data"included in the industry segment operating statement data), the increase in net sales for the October 31, 1996 three month and six month periods would have been $20.8 million and $46.9 million, respectively. Approximately $16.8 million and $38.0 million for the three months and six months ended October 1996, respectively, of the copper-adjusted increase in net sales resulted from increased sales volume of Superior's wire and cable products which were attributable to: (1) additional sales volume under new multi-year supply agreements entered into in the latter half of the 1996 fiscal year, and (2) the continued increase in demand for copper wire and cable products due to growth in new copper-based access lines and increased maintenance spending by several of the Company's major telephone company customers. The remaining increase in net sales of approximately $4.0 million and $8.9 million for the three months and six months ended October 1996, respectively, resulted from non-copper based price increases instituted in the latter half of the 1996 fiscal year.

    DNE's net sales for the three months ended October 1996 were $6.0 million, which were substantially equivalent to net sales of $6.1 million for the same period in fiscal 1996. For the six months ended October 1996, net sales were $11.9 million, representing a $0.5 million, or 4.5%, increase over net sales of $11.4 million for the October 1995 six month period. Sales in DNE's contract manufacturing service operations increased by $0.8 million and $2.1 million for the three months and six months periods ended October 31, 1996, respectively, offset however by a decline in sales of military avionic products.

    BMI-France's net sales of $31.1 million for the three months ended October 1996 were $3.9 million, or 14.4%, greater than net sales of $27.2 million for the same period in fiscal 1996. For the six months ended October 1996, net sales were $58.7 million, representing an increase of $2.1 million, or 3.7%, over net sales of $56.6 million for the October 1995 six month period. BMI-France experienced increased sales across all of its product lines during the current fiscal quarter ended October 1996 as compared to the comparable quarter of the prior year. For the six month period ended October 31, 1996, the increase in net sales was primarily attributable to increased activities at BMI-France's Furnco construction division as well as increased sales of specialty refractory block products primarily to the plate glass industry.

GROSS PROFIT

    Consolidated gross profit for the three month period ended October 1996 was $27.4 million, representing an increase of $10.8 million, or 65.6%, as compared to consolidated gross profit of $16.5 million for the three months ended October 1995. For the six month period ended October 1996, consolidated gross profit was $51.3 million, representing an increase of $18.5 million, or 56.2%, as compared to consolidated gross profit for the six months ended October 1995 of $32.9 million

    Superior's gross profit increased by $9.8 million, or 106.4%, to $18.9 million for the three months ended October 1996, as compared to $9.2 million for the same period in fiscal 1996. For the six months ended October 1996, gross profit increased by $18.7 million, or 109.5%, to $35.8 million as compared to $17.1 million for the October 1995 six month period. Superior's gross margin percentage, based on actual net sales, increased to 16.2% and 15.3% for the three month and six month periods ended October 1996, respectively, as compared to 8.9% and 8.7% for the three month and six month periods ended October 1995. (see "Supplemental Data" previously referred to for comparative period-to-period gross margin adjusted to reflect constant copper pricing), Superior's gross margin improvement in the current fiscal year reflects a continuing trend of steadily improving margins that began in fiscal 1996, after the completion of Superior's acquisition of the Alcatel business. Improvements in gross margin achieved during the 1996 fiscal year were principally the result of increased selling prices instituted pursuant to a majority of Superior's multi-year supply agreements and, to a lesser degree, production efficiencies resulting from higher production levels and cost savings from completion of the integration of the Alcatel business operations. The continued improvement in gross margin in fiscal 1997 is primarily due to manufacturing cost reductions and other production efficiencies that have been achieved during the first six months of fiscal 1997.

    DNE's gross profit was $1.6 million for the three months ended October 1996, representing a decline of $0.2 million, or 12.0%, as compared to $1.8 million for the same period in fiscal 1996. For the six months ended October 1996, gross profit was $3.2 million, representing a decline of $0.3 million, or 8.7%, as compared to $3.5 million for the October 1995 six month period. DNE's gross margin for the three month and six month periods ended October 1996 decreased to 27.1% and 26.5%, respectively, from 30.4% and 30.3% for the three months and six months ended October 1995, respectively. The decline in gross margins resulted primarily from a comparatively higher proportion of contract manufacturing sales, which have a lower gross margin than DNE's other operations.

    BMI-France's gross profit increased by $1.3 million, or 23.5%, to $6.8 million for the three months ended October 1996 as compared to $5.5 million for the same period in fiscal 1996. For the six months ended October 1996, gross profit was $12.4 million which was substantially the same as gross profit of $12.3 million for the corresponding period in fiscal 1996. BMI-France's gross margin increased to 21.8% for the three months ended October 1996 from 20.2% for the same period in fiscal 1996. For the six months ended October 1996 gross margin declined to 21.0% as compared to 21.7% for the corresponding period in fiscal 1996. The increase in gross margin for the three months ended October 1996 reflected primarily the overall higher demand levels resulting in improved cost absorption as well as increased revenues and gross profit at BMI-France's Furnco and Findlay divisions, both of which generate higher gross margins than Adience's other operations.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE

    Consolidated SG&A expense for the three month period ended October 1996 was $11.2 million, representing an increase of $3.0 million, or 37.2%, as compared to consolidated SG&A expense of $8.2 million for the three months ended October 1995. For the six month period ended October 1996, consolidated SG&A expense was $21.0 million, representing an increase of $4.9 million, or 30.7%, as compared to consolidated SG&A expense of $16.1 million for the six months ended October 1995.

    Superior's SG&A expense for the three months ended October 1996 was $2.7 million, representing an increase of $0.8 million, or 45.3%, over SG&A expense of $1.9 million for the same period in fiscal 1996. For the six months ended October 1996, Superior's SG&A expense was $5.1 million, representing an increase of $1.5 million, or 40.6%, over SG&A expense of $3.6 million for the same period in fiscal 1996. This increase in Superior's SG&A expense reflected, among other factors, the incremental sales and marketing staff required to support the increased level of sales and the expansion of international and other marketing activities associated with new product lines and entering new geographic markets.

    DNE's SG&A expense for the three month and six month periods ended October 1996 was $1.7 million and $3.3 million, respectively, as compared to $1.5 million and $3.1 million, respectively, in the corresponding periods of fiscal 1996. These increases were attributable to an increase in contract manufacturing sales expense as well as an increase in engineering expenses related to product development and increased bid and proposal activity.

    BMI-France's SG&A expense for the three months ended October 1996 was $3.8 million representing an increase of $0.2 million, or 3.7%, as compared to SG&A expense of $3.6 million for the same period in fiscal 1996. For the six months ended October 1996, SG&A expense was $7.7 million, representing an increase of $0.4 million, or 6.0%, as compared to SG&A expense of $7.3 million for the same period in fiscal 1996. BMI-France's SG&A expense increase resulted primarily from expenses associated with the recently completed reorganization of BMI-France's sales force, which consolidated the sales and marketing staff across product lines and markets.

    Corporate SG&A and other expense for the three months ended October 1996 was $3.0 million representing an increase of $1.9 million as compared to SG&A expense of $1.2 million for the same period in fiscal 1996. For the six months ended October 1996, SG&A expense was $4.9 million, representing an increase of $2.8 million, over SG&A expense of $2.1 million for the same period in fiscal 1996. The increase in corporate and other expenses for the October 1996 three month and six month periods was primarily attributable to an increase in variable-based accounting charges for certain stock and stock option grants made in prior years, which charges were substantially impacted by the increase in the per share market value of the Company's common stock in fiscal 1997. To a lesser degree, the increase in corporate and other expenses was the result of increased personnel and other costs associated with the Company's overall increase in operations and activities.

OPERATING INCOME

    Consolidated operating income increased by $7.7 million, or 99.5%, to $15.4 million during the quarter ended October 1996 as compared to the comparable period of the preceding fiscal year. For the six months ended October 1996, operating income increased by $13.5 million, or 86.2%, as compared to the comparable six month period of the preceding fiscal year. The increase in operating income was attributable to a substantial increase in Superior's net sales and gross profit during the fiscal 1997 periods which led to an increase in Superior's operating income of $8.8 million (126.6% increase) for the October 1996 three month period and $17.1 million (133.5% increase) for the October 1996 six month period.

INTEREST EXPENSE

    During the October 1996 three month period, the Company incurred interest expense of $6.6 million which was comparable to interest expense of $6.8 million in the October 1995 three month period. For the six months ended October 1996, interest expense of $13.6 million was also comparable to interest expense of $13.9 million for the October 1996 six month period. As a result of the transactions referred to in Notes 5 and 6 to the accompanying consolidated financial statements and as further discussed herein under Liquidity and Capital Resources, interest expense, which has remained constant in the first six months of fiscal 1997 as compared to the same period in fiscal 1996, is expected to decrease significantly in future periods.

GAIN ON SALE OF SUBSIDIARY STOCK

    On October 17, 1996, the Company completed the sale of 6,000,000 shares (amounting to 49.9% of the outstanding shares) of its Superior TeleCom subsidiary (see Note 5 to the accompanying consolidated financial statements). Net cash proceeds from the sale amounted to approximately $88.3 million and resulted in a pre-tax gain of $80.4 million which was recorded as non-operating income. Current and deferred income tax expense related to this transaction of $39.0 million has been included in the Company's provision for income taxes. Thus, on an after tax basis, the net gain on sale of subsidiary stock amounted to $41.4 million, or $2.22 per share, for the quarter ended October 1996.

PROVISION FOR INCOME TAXES

    For the three month and six month periods ended October 1996, provision for income tax expense was $42.1 million and $44.4 million, respectively, as compared to a provision for income taxes of $0.3 million and $0.4 million for the same periods in fiscal 1996. Included in provision for income tax expense for the three and six month periods ended October 1996 is $39.0 million related to the gain on sale of subsidiary stock. The provision for income taxes excluding taxes associated with the gain on sale of subsidiary stock would have been $3.1 million and $5.4 million, representing an effective rate of 35.0% for the three month and six month periods ended October 1996, respectively. This compares with an effective tax rate of 23.4% and 16.1%, respectively, for the three month and six month periods ended October 1995. The lower effective tax rate for the three month and six month periods ended October 1995 was due to the availability of tax loss carryforwards to offset substantially all of the Company's Federal income tax liability during such periods, with only limited tax loss carryforwards available to reduce fiscal 1997 Federal income tax expense.

MINORITY INTEREST

    As a result of the aforementioned sale of a 49.9% interest in the common stock of Superior TeleCom, a minority interest charge of $0.3 million has been recorded during the quarter ended October 31, 1996, representing the minority shareholders' interest in Superior TeleCom's net income from October 17, 1996 (date of sale), through October 31, 1996.

NET INCOME FROM CONTINUING OPERATIONS

    Net income from continuing operations was $46.9 million ($2.50 per share) for the quarter ended October 1996. However, excluding the non-recurring, after tax gain on sale of subsidiary stock, net income from continuing operations would have been $5.5 million ($0.28 per share) for the quarter ended October 1996 as compared to net income from continuing operations of $1.0 million ($0.04 per share) for the corresponding quarter ended October 1995.

    For the six month period ended October 1996, net income from continuing operations was $51.2 million ($2.69 per share). However, excluding the after tax gain on sale of subsidiary stock, net income for such period was $9.8 million ($0.49 per share) as compared to net income from continuing operations of $2.3 million ($0.10 per share) for the six month period ended October 1995.

    The comparative increase in net income from continuing operations for the three month and six month periods ended October 1996 was due to the significant increase in operating income and somewhat lower interest expense offset partially by higher incremental tax rates in the October 1996 fiscal periods.

DISCONTINUED OPERATIONS

    The loss from discontinued operations recorded in the three month and six month periods ending October 1995 related to the dividend distribution of a substantial portion of the Company's common equity ownership in PolyVision Corporation. As a result of the distribution, the operations of PolyVision Corporation were reported as discontinued operations in the accompanying consolidated financial statements.

EXTRAORDINARY ITEM

    During the six months ended October 1996 and October 1995, the Company incurred extraordinary losses of $13.4 million and $4.9 million, respectively, on the early extinguishment of debt. The extraordinary loss in each of the October 1996 and 1995 fiscal periods related to major refinancings which were completed in both fiscal 1996 and fiscal 1997. (See Note 6 to the accompanying consolidated financial statements and Note 7 to the Company's Annual Report on Form 10-K for the year ended April 30, 1996).

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 1996, the Company generated $99.1 million in cash flow from operating activities consisting of $70.6 million in cash flow generated from operations (net income plus non-cash charges) plus $28.5 million in cash flow provided by net working capital changes. Excluding the impact of the gain on sale of subsidiary stock, cash flow from operating activities would have been $25.7 million including cash flow generated from operations (net income plus non cash charges) of $19.6 million. Cash provided by investing activities amounted to $1.2 million which included $7.7 million in minority investments in subsidiary, reduced by $5.2 million in capital expenditures. Cash used for financing activities amounted to $24.0 million, consisting of $91.6 million in repayments of long-term debt, largely as a result of the redemption of $80.0 million recorded amount ($86.6 million face amount) of the Senior Notes, $4.1 million in capitalized financing costs and $17.6 million used for repurchases of Company common stock and preferred stock, offset by $65.2 million in increased borrowings under the Company's revolving credit facilities and $24.2 million in short term obligations incurred in the current fiscal period.

    As discussed in Note 5 to the accompanying consolidated financial statements, in October 1996, the Company completed a Reorganization involving its two wholly owned subsidiaries, Superior and DNE. In connection with the Reorganization, Superior TeleCom, a newly created company, became the parent company of Superior and DNE and (i) completed an initial public offering representing 49.9% of its outstanding common stock and generating net proceeds of $88.3 million, and (ii) entered into a $150.0 million revolving credit facility of which net proceeds of approximately $116.7 million were borrowed as of the date of completion of the initial public offering. Proceeds from these transactions aggregating $205.0 million were paid to Alpine and were applied as follows through October 31, 1996: (i) $48.5 million was used to repay in full Alpine's revolving credit facility, (ii) $84.8 million was used to redeem at a premium $76.7 million face amount ($70.8 million carrying value) of Alpine's 12.25% Senior Notes ("Senior Notes"), and (iii) the balance of $71.7 million was added to Alpine's cash reserves. As a result of the initial public offering, Alpine's ownership of Superior TeleCom was reduced to 50.1%.

    At October 31, 1996, the Company's consolidated long term debt was reduced to $193.0 million (versus $207.6 million at April 30, 1996) with the components of such debt, on an entity basis, consisting of the following:

Long term debt obligation of:
  Alpine............................................................  $    61.5
  BMI-France........................................................        7.0
  Superior TeleCom and subsidiaries.................................      124.5
                                                                      ---------
                                                                      $   193.0
                                                                      ---------

    With the exception of Alpine's guarantee related to a $5.0 million lease finance obligation of Superior TeleCom, Alpine does not have any direct or indirect obligation for debt of BMI-France or Superior TeleCom

    In a subsequent transaction in November 1996, Alpine redeemed an additional $18.7 million in face amount ($17.3 million carrying value) of Senior Notes, further reducing the Company's consolidated long term debt to $175.8 million and reducing Alpine's component of such long term debt to $44.3 million. Cash proceeds used for this redemption (including the payment of accrued interest) amounted to $21.2 million.

    The Company on a consolidated basis had $85.3 million in cash and marketable securities at October 31, 1996. Of such amount $80.8 million was maintained by Alpine with the balance held by Adience and Superior TeleCom. As mentioned above, $21.2 million of Alpine's cash balance was used in the November 1996 redemption of Senior Notes with an additional $24.3 million used to satisfy other short term obligations due in November 1996. Further, included in accrued expenses at October 31, 1996 are income taxes payable of approximately $20.0 million related to the Superior TeleCom transaction which are due by the end of the current fiscal year.

    In addition to the cash and marketable securities discussed above, Alpine also holds approximately 6,470,000 shares (representing 50.1% common share ownership) of Superior TeleCom (NYSE: SUT) which, based on the closing price as reported by the New York Stock Exchange on December 6, 1996, had a market value of approximately $116.0 million and a consolidated carrying value as recorded by Alpine (net of minority interest) of $8.0 million. The Superior TeleCom common stock is pledged as collateral to secure the Senior Notes.

    As of October 31, 1996, Superior TeleCom had a cash balance of $3.1 million and approximately $36.5 million in excess funds availability under its revolving credit facility. Superior TeleCom's principal debt service commitments over the next twelve months amount to $1.6 million and management anticipates capital expenditures of $8.0-$8.5 million to be required over such period. On a pro forma basis, Superior TeleCom has typically generated substantial cash flows from operating activities. For the six months ended October 31, 1996, pro forma cash flows from operating activities approximated $40.2 million. Management anticipates that Superior TeleCom will be able to generate sufficient cash flows from operating activities to meet its commitments (including principal debt service and capital expenditures). However, should any shortfall arise due to working capital fluctuations or other factors, cash and funds availability under the revolving credit facility should be sufficient to cover any such shortfall.

    The balance of the Company's operations, and the commitments underlying such operations, consist of BMI-France and Alpine's corporate activities. After completion of the debt reduction activities discussed herein, Alpine and BMI-France will have combined debt of $51.3 million resulting in annual principal and interest debt service commitments of $5.0 million (net of projected investment and dividend income). Further, the cash component of Alpine's corporate expenses (net of administrative service fees received from Superior TeleCom) should approximate $3.5-$4.0 million annually. Management believes that BMI-France will generate sufficient cash flows from its operations over the next twelve months to fund such commitments, however, should any shortfall arise, the Company believes it will have sufficient cash reserves or other available resources to fund any such shortfall.

------------------------

    Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, market acceptance of new products and continuing product demand, the impact of competitive products and pricing and, changing economic conditions, including changes in short term interest rates and other risk factors detailed in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    (a) None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on October 24, 1996, for the purpose of: (i) electing two directors, and (ii) ratifying the selection of auditors for the current fiscal year. Proxies were solicited by management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's proposals and nominees, and all such proposals were adopted and nominees elected.

    With respect to the re-election of Mr. John C. Jansing and Mr. Gene E. Lewis as directors of the Company, each of them received 14,669,050 shares of common stock and 161,000 shares of Preferred Stock representing 80% and 81%, respectively, of the shares of each class of stock voted. Directors whose term of office continued after the meeting were Messrs. Byers, Harrison, Janson Jr., Elbaum, Kanely and Schut.

    With respect to the election of Arthur Andersen LLP as Company auditors' 14,666,273 shares of common stock and 161,000 shares of Preferred Stock voted in favor and 67,787 shares of common stock and no Preferred Stock voted against, representing 80% and 81%, respectively, of the shares of each class of stock voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    EXHIBIT 27--FINANCIAL DATA SCHEDULE

    EXHIBIT 28--Alpine is herewith filing as exhibits the financial statements relating to Alpine's subsidiary, Adience, Inc., which has guaranteed Alpine's 12-1/4% Series B Senior Secured Notes due 2003, and the stock of Adience has been pledged to secure such Notes:

    ADIENCE, INC.
    Unaudited Condensed Consolidated Financial Statements:

Condensed consolidated balance sheets at April 30, 1996 and October 31,
1996
Condensed consolidated statements of operations for the three and six months ended October 31, 1995 and 1996
Condensed consolidated statement of shareholders' equity for the six months ended October 31, 1996
Condensed consolidated statements of cash flows for the six months ended
  October 31, 1995 and 1996
Notes to condensed consolidated financial statements

    (b) Reports on Form 8-K

    On November 4, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the completion of an initial public offering for 6,000,000 shares of common stock, or 49.9%, of its subsidiary Superior TeleCom.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE ALPINE GROUP, INC.
                                          (Registrant)

Date: December 16, 1996         By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                              CHIEF FINANCIAL OFFICER