Form 10-Q
period 1997-01-31
ALPINE GROUP INC /DE/
filed 1997-03-17
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
   EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            Class              Outstanding at March 14, 1997
Common Stock, $.10 Par Value            17,397,654

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         APRIL 30,  JANUARY 31,
                                                                           1996        1997
                                                                         ---------  -----------
                                                                                    (UNAUDITED)
                                                                             (IN THOUSANDS)
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $   1,119   $  34,097
  Marketable securities................................................      7,713       8,178
  Accounts receivable (less allowance for doubtful accounts of: April,
    $506; January, $413)...............................................     60,670      50,772
  Inventories..........................................................     68,990      61,580
  Other current assets.................................................      7,850       6,641
                                                                         ---------  -----------
    Total current assets...............................................    146,342     161,268
Property, plant, and equipment, net....................................     99,425      99,368
Long-term investments and other assets.................................     26,403      25,309
Goodwill (less accumulated amortization; April, $4,996; January,
  $7,291)..............................................................     82,734      79,326
                                                                         ---------  -----------
    Total assets.......................................................  $ 354,904   $ 365,271
                                                                         ---------  -----------
                                                                         ---------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................  $   2,132   $   1,418
  Accounts payable.....................................................     53,167      34,634
  Accrued expenses.....................................................     40,364      44,851
                                                                         ---------  -----------
    Total current liabilities..........................................     95,663      80,903
                                                                         ---------  -----------
Long-term debt, less current portion...................................    207,645     196,067
                                                                         ---------  -----------
Other long-term liabilities............................................      8,460      13,962
                                                                         ---------  -----------
Minority interest in subsidiary........................................     --          17,415
                                                                         ---------  -----------
Commitments and contingencies
Stockholders' equity:
  8% cumulative convertible preferred stock at liquidation value.......      9,831      --
  9% cumulative convertible preferred stock at liquidation value.......      1,927       1,927
  Common stock, $.10 par value; authorized 25,000,000 shares; issued:
    April, 19,307,012 shares; January, 18,638,890 shares...............      1,931       1,864
  Capital in excess of par value.......................................    113,843     111,680
  Cumulative translation adjustment....................................        (82)        156
  Accumulated deficit..................................................    (78,998)    (50,603)
                                                                         ---------  -----------
                                                                            48,452      65,024
Less: shares of common stock in treasury, at cost; April, 1,025,496
  shares; January, 1,072,047 shares....................................     (4,806)     (7,467)
  Receivable from stockholders.........................................       (510)       (633)
                                                                         ---------  -----------
  Total stockholders' equity...........................................     43,136      56,924
                                                                         ---------  -----------
    Total liabilities and stockholders' equity.........................  $ 354,904   $ 365,271
                                                                         ---------  -----------
                                                                         ---------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Net sales.................................................................................  $  119,504  $  121,172
Cost of goods sold........................................................................     103,796      99,587
                                                                                            ----------  ----------
  Gross profit............................................................................      15,708      21,585
Selling, general and administrative.......................................................       8,622       8,480
Amortization of goodwill..................................................................         660         767
                                                                                            ----------  ----------
  Operating income........................................................................       6,426      12,338
Interest income...........................................................................         832         782
Interest (expense)........................................................................      (6,765)     (4,345)
Other income (expense), net...............................................................         (22)        362
                                                                                            ----------  ----------
  Income before income taxes..............................................................         471       9,137
Provision for income taxes................................................................        (250)     (3,749)
                                                                                            ----------  ----------
  Income before minority interest.........................................................         221       5,388
Minority interest in earnings of subsidiary...............................................      --          (3,059)
                                                                                            ----------  ----------
  Income before extraordinary item........................................................         221       2,329
Extraordinary (loss) on early extinguishment of debt......................................      --          (5,977)
                                                                                            ----------  ----------
  Net income (loss).......................................................................         221      (3,648)
Preferred stock dividends.................................................................        (197)        (69)
                                                                                            ----------  ----------
  Net income (loss) applicable to common stock............................................  $       24  $   (3,717)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income (loss) per share of common stock:
  Income before extraordinary item........................................................  $   --      $     0.12
  Extraordinary (loss) on early extinguishment of debt....................................      --           (0.32)
                                                                                            ----------  ----------
    Net income (loss) per share of common stock...........................................  $   --      $    (0.20)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Net sales.................................................................................  $  384,540  $  426,638
Cost of goods sold........................................................................     335,981     353,730
                                                                                            ----------  ----------
  Gross profit............................................................................      48,559      72,908
Selling, general and administrative.......................................................      24,694      29,480
Amortization of goodwill..................................................................       1,975       2,292
                                                                                            ----------  ----------
  Operating income........................................................................      21,890      41,136
Interest income...........................................................................       1,901       1,123
Interest (expense)........................................................................     (20,641)    (17,954)
Gain on sale of subsidiary stock..........................................................      --          80,397
Other income (expense), net...............................................................         105         357
                                                                                            ----------  ----------
  Income from continuing operations before income taxes...................................       3,255     105,059
Provision for income taxes................................................................        (699)    (48,151)
                                                                                            ----------  ----------
  Income from continuing operations.......................................................       2,556      56,908
Minority interest in earnings of subsidiary...............................................      --          (3,392)
                                                                                            ----------  ----------
  Income from continuing operations before extraordinary item.............................       2,556      53,516
(Loss) from discontinued operations.......................................................      (2,213)     --
                                                                                            ----------  ----------
  Income before extraordinary item........................................................         343      53,516
Extraordinary (loss) on early extinguishment of debt......................................      (4,856)    (19,389)
                                                                                            ----------  ----------
  Net income (loss).......................................................................      (4,513)     34,127
Preferred stock dividends.................................................................        (864)       (537)
Preferred stock redemption premium........................................................      --          (5,195)
                                                                                            ----------  ----------
  Net income (loss) applicable to common stock............................................  $   (5,377) $   28,395
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income (loss) per share of common stock:
  Income from continuing operations.......................................................  $     0.10  $     2.85
  (Loss) from discontinued operations.....................................................       (0.12)     --
  Extraordinary (loss) on early extinguishment of debt....................................       (0.27)      (1.04)
  Preferred stock redemption premium......................................................      --           (0.28)
                                                                                            ----------  ----------
    Net income (loss) per share of common stock...........................................  $    (0.30) $     1.52
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1997
                                  (UNAUDITED)

                                                                              9% CUMULATIVE            8% CUMULATIVE
                                                                               CONVERTIBLE              CONVERTIBLE
                                           COMMON STOCK        CAPITAL       PREFERRED STOCK          PREFERRED STOCK
                                      ----------------------  IN EXCESS  ------------------------  ----------------------
                                       SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES      AMOUNT
                                      ---------  -----------  ---------  -----------  -----------  ---------  -----------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30, 1996...........  19,307,012  $   1,931   $ 113,843       1,927    $   1,927     196,649   $   9,831
Compensation expense related to
  stock options and grants..........    103,651          10       1,717
Dividends on preferred stock........
Foreign currency translation........
Exercise of stock options...........    228,227          23         690
Purchase of treasury stock..........
Retirement of treasury stock........  (1,000,000)       (100)    (4,570)
Redemption of preferred stock.......                                                                (196,649)     (9,831)
Preferred stock redemption
  premium...........................
Loans to stockholders...............
Net income for the nine months ended
  January 31, 1997..................
                                      ---------  -----------  ---------       -----   -----------  ---------  -----------
Balance at January 31, 1997.........  18,638,890  $   1,864   $ 111,680       1,927    $   1,927      --       $  --
                                      ---------  -----------  ---------       -----   -----------  ---------  -----------
                                      ---------  -----------  ---------       -----   -----------  ---------  -----------


                                                       FOREIGN         TREASURY STOCK
                                      ACCUMULATED     CURRENCY     ----------------------  RECEIVABLE FROM
                                        DEFICIT      TRANSLATION    SHARES      AMOUNT      STOCKHOLDERS      TOTAL
                                      ------------  -------------  ---------  -----------  ---------------  ---------

Balance at April 30, 1996...........   $  (78,998)    $     (82)   (1,025,496)  $  (4,806)    $    (510)    $  43,136
Compensation expense related to
  stock options and grants..........                                                                            1,727
Dividends on preferred stock........         (537)                                                               (537)
Foreign currency translation........                        238                                                   238
Exercise of stock options...........                                                                              713
Purchase of treasury stock..........                               (1,046,551)     (7,331)                     (7,331)
Retirement of treasury stock........                               1,000,000       4,670                       --
Redemption of preferred stock.......                                                                           (9,831)
Preferred stock redemption
  premium...........................       (5,195)                                                             (5,195)
Loans to stockholders...............                                                               (123)         (123)
Net income for the nine months ended
  January 31, 1997..................       34,127                                                              34,127
                                      ------------        -----    ---------  -----------         -----     ---------
Balance at January 31, 1997.........   $  (50,603)    $     156    (1,072,047)  $  (7,467)    $    (633)    $  56,924
                                      ------------        -----    ---------  -----------         -----     ---------
                                      ------------        -----    ---------  -----------         -----     ---------

  The accompanying notes are an integral part of these condensed consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                           -----------------------
                                                                                              1996         1997
                                                                                           -----------  ----------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Income from continuing operations before extraordinary item............................  $     2,556  $   53,516
  Adjustments to reconcile income to net cash provided by continuing operations:
    Depreciation and amortization........................................................        9,312      10,523
    Amortization of deferred financing costs and accretion of debt discount..............        1,838       1,699
    Compensation expense related to stock options and grants.............................          284       1,727
    Provision for deferred income taxes..................................................      --            9,651
  Change in assets and liabilities:
    Accounts receivable..................................................................        9,519       9,898
    Inventories..........................................................................        2,812       7,410
    Other current assets.................................................................       (1,451)      1,209
    Other assets.........................................................................        2,467       4,305
    Accounts payable and accrued expenses................................................       (1,198)    (14,396)
    Other liabilities....................................................................           46         497
                                                                                           -----------  ----------
Cash provided by continuing operating activities.........................................       26,185      86,039
                                                                                           -----------  ----------

(Loss) from discontinued operations......................................................       (2,213)     --
Adjustments to reconcile loss to net cash (used for) discontinued operations:
  Increase in net liabilities............................................................          179      --
  Other..................................................................................          770      --
                                                                                           -----------  ----------
Cash (used for) discontinued operations..................................................       (1,264)     --
                                                                                           -----------  ----------
Cash provided by operating activities....................................................       24,921      86,039
                                                                                           -----------  ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.....................................................     (103,409)     --
  Investment in marketable securities....................................................       (5,531)       (465)
  Capital expenditures...................................................................       (5,476)     (8,790)
  Capital expenditures for acquisition of BICC assets....................................       (3,895)     --
  Loans to PolyVision Corporation........................................................       (5,185)     (1,695)
  Minority interest in subsidiary........................................................      --           17,415
  Purchase of subsidiary common stock....................................................      --           (8,055)
  Other..................................................................................        1,841       2,003
                                                                                           -----------  ----------
Cash provided by (used for) investing activities.........................................     (121,655)        413
                                                                                           -----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                JANUARY 31,
                                                                                          ------------------------
                                                                                             1996         1997
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Cash flows from financing activities:
  Repayments of short-term borrowings...................................................  $   (21,000) $   --
  Borrowings under revolving credit facilities, net.....................................       29,122      102,146
  Dividends on preferred stock..........................................................         (793)        (537)
  Capitalized financing costs...........................................................      (13,699)      (5,352)
  Purchase of treasury shares...........................................................       (1,952)      (7,331)
  Proceeds from exercise of stock options...............................................           91          713
  Redemption of preferred stock.........................................................      --           (15,590)
  Repayments of long-term debt..........................................................     (189,939)    (137,523)
  Long-term borrowings..................................................................      282,466       10,000
                                                                                          -----------  -----------
Cash provided by (used for) financing activities........................................       84,296      (53,474)
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................      (12,438)      32,978
Cash and cash equivalents at beginning of period........................................       15,546        1,119
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................  $     3,108  $    34,097
                                                                                          -----------  -----------
                                                                                          -----------  -----------

Supplemental disclosures:
  Taxes paid............................................................................  $       433  $    17,973
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Interest paid.........................................................................  $    18,395  $    21,090
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Non-cash investing and financing activities:
  Conversion of preferred stock into common stock.......................................  $     7,736
                                                                                          -----------
                                                                                          -----------
  Dividend on preferred stock converted.................................................  $       451
                                                                                          -----------
                                                                                          -----------
  Conversion of notes into common stock.................................................  $     5,037
                                                                                          -----------
                                                                                          -----------
Preferred stock issued in connection with the retirement of Adience 11% Senior Notes....  $     2,245
                                                                                          -----------
                                                                                          -----------
Conversion of notes into common stock...................................................  $       300
                                                                                          -----------
                                                                                          -----------
Acquisition of business:
  Assets, net of cash acquired..........................................................  $   126,127
  Liabilities assumed...................................................................      (22,718)
                                                                                          -----------
  Net cash paid.........................................................................  $  (103,409)
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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1997

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of The Alpine Group, Inc. ("Alpine" or the "Company") reflect all adjustments (which, except as disclosed elsewhere herein, consist only of normal accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

    Certain reclassifications have been made to the January 31, 1996 financial statements to conform with the January 31, 1997 presentation.

2. INVENTORIES

    The components of inventories are:

                                                                        APRIL 30,  JANUARY 31,
                                                                          1996        1997
                                                                        ---------  -----------
                                                                            (IN THOUSANDS)
Raw materials.........................................................  $  14,885   $  14,431
Work in process.......................................................     14,870      11,825
Finished goods........................................................     39,235      35,324
                                                                        ---------  -----------
                                                                        $  68,990   $  61,580
                                                                        ---------  -----------
                                                                        ---------  -----------

3. LONG-TERM INVESTMENTS AND OTHER ASSETS

    The components of long-term investments and other assets are:

                                                                        APRIL 30,  JANUARY 31,
                                                                          1996        1997
                                                                        ---------  -----------
                                                                            (IN THOUSANDS)
Investment in PolyVision..............................................  $  11,502   $  11,502
Advances to PolyVision................................................      3,086       4,781
Deferred financing charges............................................      8,483       5,872
Other assets..........................................................      3,332       3,154
                                                                        ---------  -----------
                                                                        $  26,403   $  25,309
                                                                        ---------  -----------
                                                                        ---------  -----------

4. INCOME (LOSS) PER SHARE

    Income (loss) per share is determined by dividing net income (loss) attributable to common stock by the weighted average number of outstanding shares of common stock and, when dilutive, common equivalent shares outstanding. Net income (loss) attributable to common stock is determined by deducting preferred stock dividends and the preferred stock redemption premium (see Note
7) from net income (loss). The weighted average number of common and common equivalent shares outstanding used in computing income (loss) per share for the nine months ended January 31, 1996 and 1997 was 17,844,031 and 18,621,083,
respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1997

                                  (UNAUDITED)

5. SALE OF SUBSIDIARY STOCK

    On October 2, 1996, the Company completed a reorganization and refinancing (the "Reorganization") of its wholly-owned subsidiaries, Superior Telecommunications Inc. ("Superior") and DNE Systems, Inc. ("DNE"). In connection with the Reorganization (i) Superior issued the Company 20,000 shares of Superior's 6% Cumulative Preferred Stock ("Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share, (ii) Superior and DNE paid a dividend to the Company of $117.1 million, (iii) the Company contributed all of the common stock of both Superior and DNE to a newly-formed wholly-owned subsidiary, Superior Telecom Inc. ("Superior Telecom") and (iv) Superior Telecom entered into a revolving credit facility (the "Superior Credit Facility") (see Note 6), the proceeds of which were used to repay the intercompany debt then owed to the Company and to pay $63.8 million of the declared dividend.

    On October 17, 1996, Superior Telecom sold 6,000,000 shares of its common stock in an initial public offering at $16.00 per share. Superior Telecom used the net proceeds of approximately $88.3 million to fund the repayment of $34.4 million under the Superior Credit Facility and to pay to the Company the balance of the previously declared dividend. As a result of the offering, the Company's ownership interest in Superior Telecom declined to 50.1% and the Company recorded a gain of $80.4 million ($41.4 million, or $2.23 per share, after provision for current and deferred income taxes).

    In November 1996, the underwriters of the initial public offering of Superior Telecom exercised their overallotment option to purchase an additional 900,000 shares of Superior Telecom common stock at $16.00 per share. Superior Telecom used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million with the balance of such proceeds being used to reduce the amount outstanding under the Superior Credit Facility. The Superior Telecom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior Preferred Stock. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of the Superior Telecom common stock, the Company's ownership interest in Superior Telecom remained at 50.1%. On February 12, 1997, Superior redeemed at liquidation value an additional $11.3 million principal amount of Superior Preferred Stock.

6. DEBT

    During the nine months ended January 31, 1997, the Company refinanced a substantial portion of its outstanding debt. Such refinancing included (i) repayment and termination of the Company's existing revolving credit facility (with a balance of $48.5 million on the date of repayment) and (ii) the redemption, at a premium, of $131.9 million principal amount ($122.3 million recorded amount) of the Company's 12.25% Senior Secured Notes (the "Senior Notes"). The funds utilized to complete the aforementioned refinancing included approximately $120.0 from net borrowings under the Superior Credit Facility, $45.0 million in net proceeds from a new $50 million bank credit facility entered into by Alpine and its wholly owned subsidiary, Adience Inc. ("Adience"), with the balance being funded by a portion of the net proceeds from the Superior Telecom initial public offering (see Note 5).

    In connection with the aforementioned refinancing, the Company recognized an after tax extraordinary charge for the nine months ended January 31, 1997 of $19.4 million, or $1.04 per share, on the early extinguishment of debt. This charge represents the premium paid on the redemption of the Senior Notes,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1997

                                  (UNAUDITED)

6. DEBT (CONTINUED)
prepayment penalties related to the termination of the existing revolving credit facility, and the associated write off of the unamortized portion of deferred loan fees related to the debt extinguished.

    At April 30, 1996 and January 31, 1997, long-term debt consisted of the following:

                                                                       APRIL 30,   JANUARY 31,
                                                                          1996        1997
                                                                       ----------  -----------
                                                                           (IN THOUSANDS)
12.25% Senior Secured Notes (principal amount $21,141,000 at January
  31, 1997)(a).......................................................  $  141,070   $  19,350
Alpine revolving credit facility(b)..................................      48,654      20,000
Adience revolving credit facility(b).................................      --          15,000
Adience term loan(b).................................................      --          10,000
Superior revolving credit facility(c)................................      --         115,629
Adience 11% Senior Secured Notes(d)..................................       4,674       4,712
Mortgage loan(e).....................................................       4,996       3,907
Lease finance obligations(f).........................................       5,853       5,832
10% Convertible Senior Subordinated Notes............................         804      --
Other................................................................       3,726       3,055
                                                                       ----------  -----------
  Total debt.........................................................     209,777     197,485
Less: current portion of long-term debt..............................       2,132       1,418
                                                                       ----------  -----------
  Long-term debt.....................................................  $  207,645   $ 196,067
                                                                       ----------  -----------
                                                                       ----------  -----------

    The aggregate maturities of long-term debt for the five years subsequent to January 31, 1997, are as follows:

                                                                                (IN THOUSANDS)
1998..........................................................................   $      1,418
1999..........................................................................          3,597
2000..........................................................................          4,448
2001..........................................................................         39,930
2002..........................................................................        116,399

------------------------

(a) The Senior Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

(b) On January 31, 1997, Alpine and Adience entered into a $50.0 million bank credit facility. The facility consists of: (i) an Alpine revolving credit facility of $20.0 million, (ii) an Adience revolving credit facility of $15.0 million and (iii) an Adience term loan of $15.0 million, of which $10.0 million has been drawn. Interest under the bank credit facility is payable quarterly based upon the prime rate plus 1.125% or the Eurodollar rate plus 2.375%. The revolving credit facilities have a three-year term. The term loan has mandatory principal repayments of $3.0 million in 1998, $4.0 million in 1999 and $8.0 million in 2000. The loans are secured by substantially all of the assets of Adience and by the common stock of Superior Telecom owned by the Company.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1997

                                  (UNAUDITED)

6. DEBT (CONTINUED)
(c) Interest on the Superior Credit Facility is payable quarterly based upon the prime rate plus 0.5% or the Eurodollar rate plus 1.5%. The variable components of these rates are subject to periodic adjustment after October 1997 based on the ratio of debt to cash flow (as defined). The Superior Credit Facility has a five-year term with a total commitment of $150.0 million, which is reduced by $25.0 million in October 1999 and October 2000. Loans under the Superior Credit Facility are guaranteed by Superior Telecom's domestic subsidiaries (but not by Alpine) and are secured by substantially all of the assets of Superior Telecom and by the stock of each of Superior Telecom's domestic subsidiaries.

(d) The Adience 11% Senior Secured Notes are due in 2002, are redeemable at the option of Adience after December 15, 1997 and pay interest semi-annually on June 15 and December 15. The Adience Senior Notes are secured by a lien on substantially all of the assets of Adience.

(e) The mortgage loan is payable by DNE to the Connecticut Development Authority. The loan is guaranteed by Alpine and collateralized by DNE's real estate, machinery and equipment. The loan is payable March 2002 and is subject to a 20-year amortization schedule. The interest rate is 7.25% through February 28, 1999 and the higher of 7.25% or the yield on U.S. Treasury securities with the same maturity thereafter.

(f) The lease finance obligations result from the sale/leaseback of two properties during fiscal 1994 which, because of the Company's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at January 31, 1997 consisted of: (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $0.8 million related to the sale/leaseback of a manufacturing facility previously owned by DNE.

7. REDEMPTION OF PREFERRED STOCK

    On October 31, 1996, the Company entered into an agreement to repurchase for $13.2 million, 160,000 shares of the Company's 8% Cumulative Convertible Senior Preferred Stock, with a par value of $8.0 million. In accordance with generally accepted accounting principles, the repurchase price paid in excess of the par value of such preferred stock has been recorded as a redemption premium and, therefore, a reduction of net income attributable to common stockholders.

8. COMMITMENTS AND CONTINGENCIES

    Adience's J.H. France unit ("France") which was merged into Adience in December 1991, has been named as a party in numerous lawsuits, some of which contain both multiple claimants and multiple defendants, filed in thirteen jurisdictions principally by employees and former employees of certain customers of France, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 25 years ago by France, caused them to suffer from asbestos-related diseases and in other cases alleging that products manufactured or sold by France, caused silica-related diseases. There are presently pending approximately 3,280 such lawsuits involving approximately 10,000 claimants (the "Pending France Cases"). The majority of the Pending France Cases seek monetary damages ranging from $20,000 to $1.0 million each. France and its insurance carriers have historically settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Otherwise, France is

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1997

                                  (UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) dismissed from these lawsuits by agreement or upon application to the Court. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against France, Adience, as successor in interest to BMI, has been named as a party in a similar series of lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky, Indiana, and North Dakota principally by employees and former employees of certain customers of Adience alleging that products produced by Adience caused silicosis, and in other cases alleging products manufactured or sold by BMI caused asbestos-related diseases. There are presently pending approximately 460 such lawsuits involving approximately 5,500 claimants (the "Pending BMI Cases"). The majority of the Pending BMI Cases seek monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers have historically settled these lawsuits for an average amount per case of less than the minimum amount stated. Otherwise, Adience is dismissed from the lawsuit by agreement or upon application to the court.

    Virtually all such claims and all costs of defense for these cases are covered by insurance. France and BMI are covered by policies of insurance issued by separate insurance companies.

    France's historical primary liability coverage is in the aggregate amount of $5.6 million, of which approximately $500,000 remained as of January 31, 1997. It is anticipated that settlements of the France claims will exhaust France's primary layers of coverage. In the event of exhaustion of the primary policies, France's defense and indemnity will be transferred to France's excess carriers. France has umbrella liability coverage in the aggregate amount of $24 million provided by eight policies of insurance written by five carriers. Six of these policies have retention limits of $10,000 and two of these policies have retention limits of $25,000. As applied to personal injury asbestos and silica suits, courts in general have held such retention limits to be viewed as aggregates. Therefore, it is anticipated that all the asbestos and silica claims will be viewed as one occurrence for purposes of applying the aggregate retention limits of $110,000.

    Above the $24 million umbrella level France purchased one umbrella excess policy in the aggregate amount of $5 million. This $5 million policy is the subject of litigation pending in the Court of Common Pleas of Philadelphia. A lower court has ruled that the insurer may declare this policy void. An appeal of that order is pending.

    The Pending BMI Cases are covered under separate policies of insurance. The underlying primary policies insuring Adience's predecessor, BMI, have aggregate policy limits of not less than $5 million, of which approximately $3.2 million remained at January 31, 1997. Above the layer of primary coverage are excess policies with aggregate coverage limits in excess of $50 million.

    Furnco Construction Company ("Furnco"), an entity acquired by BMI prior to Adience's acquisition of BMI, has been named but not yet served as a defendant in seven separate lawsuits, each of which contains one plaintiff (i.e., either husband or husband and wife) and multiple defendants in which it is alleged that the plaintiffs were exposed to asbestos or silica used in materials provided or installed by Furnco (the "Pending Furnco Claims"). While investigation continues as to the nature and extent of such suits, and the extent of Furnco's separate insurance coverage, one of Furnco's carriers has already agreed, subject to a reservation of rights, to pay the reasonable and necessary costs incurred by Furnco in the

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1997

                                  (UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) defense of these lawsuits once service is made. Furnco's other carriers have been placed on notice of the Pending Furno Claims.

    Based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in the Pending France Cases, the Pending BMI Cases and the Pending Furnco Claims (collectively "the Pending Adience Cases") will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the Pending Adience Cases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Alpine, through its subsidiaries, Superior Telecom and Adience (which does business under the name BMI-France and is herein referenced as "BMI-France"), operates in three industry segments. Superior Telecom, a 50.1% owned subsidiary (see Note 5 to the accompanying consolidated financial statements) operates in the following industry segments: (i) telecommunications distribution wire and cable products for the telecommunications industry through its subsidiary, Superior, and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE. BMI-France provides specialty refractory products and services for the iron, steel, glass, aluminum, cement and cogeneration industries.

                             RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three and nine months ended January 31, 1996 and 1997.

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                          JANUARY                 JANUARY
                                                                   ----------------------  ----------------------
                                                                      1996        1997        1996        1997
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Net sales
  Telecommunications wire and cable..............................  $   84,445  $   92,872  $  281,461  $  327,728
  Data communications and electronics............................       6,740       4,519      18,124      16,413
  Refractories...................................................      28,319      23,781      84,955      82,497
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................     119,504     121,172     384,540     426,638
Gross profit
  Telecommunications wire and cable..............................  $    8,964  $   16,447  $   26,054  $   52,255
  Data communications and electronics............................       1,937         980       5,390       4,134
  Refractories...................................................       4,807       4,158      17,115      16,519
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................      15,708      21,585      48,559      72,908
Gross margin percentage
  Telecommunications wire and cable..............................        10.6%       17.7%        9.3%       15.9%
  Data communications and electronics............................        28.7%       21.7%       29.7%       25.2%
  Refractories...................................................        17.0%       17.5%       20.1%       20.0%
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................        13.1%       17.8%       12.6%       17.1%
Selling, general and administrative
  Telecommunications wire and cable..............................  $    2,138  $    2,227  $    5,743  $    7,199
  Data communications and electronics............................       1,346       1,335       4,428       4,587
  Refractories...................................................       3,521       3,098      10,805      10,817
  Corporate and other expenses...................................       1,617       1,820       3,718       6,877
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................       8,622       8,480      24,694      29,480
Amortization of goodwill
  Telecommunications wire and cable..............................  $      349  $      434  $    1,041  $    1,297
  Refractories...................................................         311         333         934         995
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................         660         767       1,975       2,292
Operating income
  Telecommunications wire and cable..............................  $    6,477  $   13,786  $   19,270  $   43,759
  Data communications and electronics............................         591        (355)        962        (453)
  Refractories...................................................         975         727       5,376       4,707
  Corporate and other expenses...................................      (1,617)     (1,820)     (3,718)     (6,877)
                                                                   ----------  ----------  ----------  ----------
    Consolidated and other expenses..............................  $    6,426  $   12,338  $   21,890  $   41,136
                                                                   ----------  ----------  ----------  ----------

SUPPLEMENTAL DATA FOR THE TELECOMMUNICATIONS WIRE AND CABLE SEGMENT:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which is based upon a constant copper cost of $1.00 per pound for the indicated periods provides additional meaningful information concerning Superior's sales and its gross margin percentage.

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                           JANUARY                JANUARY
                                                                     --------------------  ----------------------
                                                                       1996       1997        1996        1997
                                                                     ---------  ---------  ----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Net sales..........................................................  $  76,658  $  93,220  $  254,376  $  317,879
Gross profit.......................................................      8,964     16,447      26,054      52,255
Gross margin percentage............................................       11.7%      17.6%       10.2%       16.4%

TELECOMMUNICATIONS WIRE AND CABLE--RESULTS OF OPERATIONS

    During the three months ended January 1997, which is traditionally Superior's slowest seasonal period, Superior continued its trend of revenue growth as compared to the comparable periods of the prior fiscal year.

    For the three months ended January 1997, Superior's net sales were $92.9 million representing an increase of $8.4 million, or 10.0%, as compared to the same period in fiscal 1996. For the nine months ended January 1997, net sales were $327.7 million, representing a $46.3 million, or 16.4%, increase over the nine months ended January 1996. Adjusted for the impact of lower copper prices in fiscal 1997 (see "Supplemental Data for the Telecommunications Wire and Cable Segment"), the increase in net sales for the three months and nine months ended January 1997 would have been $16.6 million (a 21.6% increase) and $63.5 million (a 25.0% increase), respectively. The increase in net sales for the three months and nine month ended January 1997 resulted from several factors, including increased sales volume of Superior's wire and cable products which was attributable to (1) new multi-year supply agreements entered into in the latter half of the 1996 fiscal year, (2) the continued increase in demand for copper wire and cable products due to growth in new copper-based access lines and increased maintenance spending by Superior's major telephone company customers, and (3) the inclusion for the full nine months of fiscal 1997 of the net sales attributable to the acquisition of the North American wire and cable operations of Alcatel N.A. (the "Alcatel Business"), which was acquired by Superior on May 11, 1995. Also contributing to the fiscal 1997 increase in net sales was the impact of price increases instituted in the latter half of fiscal 1996 and higher prices on incremental sales in fiscal 1997 under new customer supply agreements.

    Superior's gross profit increased by $7.5 million, or 83.5%, to $16.4 million for the three months ended January 1997 as compared to the same period in fiscal 1996. For the nine months ended January 1997, gross profit increased by $26.2 million, or 100.6%, to $52.3 million as compared to the nine months ended January 1996. Superior's gross margin, based on actual net sales, was 17.7% and 15.9%, respectively, for the three and nine months ended January 1997, as compared to 10.6% and 9.3%, respectively, for the three and nine months ended January 1996 (see "Supplemental Data for the Telecommunications Wire and Cable Segment" for comparative period-to-period gross margin adjusted to reflect constant copper prices). Superior's gross margin improvement in the current fiscal year reflects a continuing trend of steadily improving margins that began in fiscal 1996 after the completion of Superior's acquisition of the Alcatel Business. Improvements in gross margin achieved during the 1996 fiscal year were principally the result of increased selling prices instituted pursuant to a majority of Superior's existing multi-year supply agreements and, to a lesser degree, production efficiencies resulting from higher production levels and cost savings from completion of the integration of the Alcatel Business with

Superior's other operations. The continued improvement in gross margin in fiscal 1997 was primarily due to manufacturing cost reductions and other production efficiencies (including improved cost absorption resulting from higher production levels) that have been achieved during the first nine months of fiscal 1997 along with the impact of higher margin and new customer contract business in fiscal 1997.

    Superior's SG&A expense for the three months ended January 1997 was $2.2 million, which was comparable to SG&A expense of $2.1 million for the same period in fiscal 1996. For the nine months ended January 1997, SG&A expense was $7.2 million, representing an increase of $1.5 million, or 25.4%, as compared to the same period in fiscal 1996. The increase in SG&A expense for the nine months ended January 1997 reflected, among other factors, the incremental sales and marketing staff required to support the increased level of sales and the expansion of international and other marketing activities associated with new product lines and entering new geographic markets.

    Superior's operating income for the three months ended January 1997 was $13.8 million, representing an increase of $7.3 million, or 112.8%, as compared to the three months ended January 1996. For the nine months ended January 1997, operating income was $43.8 million, representing an increase of 127.1% as compared to the nine months ended January 1996. The substantial comparative increase in operating income in fiscal 1997 was the result of the trend of higher revenues and higher product margins that began in fiscal 1996 after completion of the acquisition of the Alcatel Business. During the second half of fiscal 1996 and in fiscal 1997, Superior increased production capacity to accommodate rising product demand and increases in market share, lowered costs throughout its four manufacturing plants, and increased prices on its long-term customer contractual arrangements, all of which contributed to Superior's growth in operating income over this period.

DATA COMMUNICATIONS AND ELECTRONICS--RESULTS OF OPERATIONS

    During fiscal 1997 DNE has experienced declining sales associated with a slowdown in government procurement of DNE's military electronic products, and a decline in DNE's contract manufacturing activities which is primarily related to overall softness in the semiconductor equipment manufacturing sector. As a result, DNE's net sales for the three months and nine months ended January 1997 declined $2.2 million, or 33.0%, and $1.7 million, or 9.4%, respectively, as compared to the corresponding periods of fiscal 1996.

    Lower production levels and related unfavorable fixed cost absorption, along with the impact of a change in product mix, resulted in a decline in DNE's gross margin to 21.7% during the three months ended January 1997, as compared to 28.7% during the three months ended January 1996, and to 25.2% for the nine months ended January 1997, as compared to 29.7% during the nine months ended January 1996. As a result of lower net sales and gross margin, DNE incurred an operating loss for the three months and nine months ended January 1997 of $0.4 million and $0.5 million, respectively.

    DNE recently has taken actions to reduce its manufacturing and general and administrative overhead by approximately $2.0 million (on an annual basis). DNE has also reallocated engineering resources toward developing enhancements to its multiplexer product line to provide for broader product application opportunities. The Company expects that government procurement activity levels will improve in the future and that the trend of lower sales will be reduced or reversed, which, when coupled with the aforementioned overhead cost reduction, should result in an improvement in DNE's profitability.

REFRACTORIES--RESULTS OF OPERATIONS

    BMI-France experienced a decline in net sales during the three months ended January 1997 which resulted primarily from a slow down in activities at both BMI-France's Furnco construction division and in sales of specialty refractory block products primarily to the plate glass industry, both of which had been experiencing strong sales demand since the second half of fiscal 1996. A further factor contributing to the decline in net sales was a continuing strike at one of BMI-France's customer facilities. As a result of these factors, net sales for the three months ended January 1997 were $23.8 million representing a decrease of $4.5 million, or 16.0%, as compared to the same period in fiscal 1996. For the nine months ended January 1997, net sales were $82.5 million representing a $2.5 million, or 2.9%, decrease as compared to the nine months ended January 1996.

    BMI-France's gross profit for the three months ended January 1997 was $4.2 million representing a decrease of $0.6 million, or 13.5%, as compared to the same period in fiscal 1996. For the nine months ended January 1997, gross profit was $16.5 million representing a $0.6 million, or 3.5% decrease as compared to the nine months ended January 1996. The decrease in gross profit was primarily the result of the decline in net sales referred to above. BMI-France's gross margin for the three and nine months ended January 1997 was 17.5% and 20.0%, respectively, which was comparable to the gross margins of 17.0%, and 20.1%, respectively, for the three and nine months ended January 1996.

    BMI-France's SG&A expense for the three months ended January 1997 was $3.1 million representing a decrease of $0.4 million, or 12.0%, as compared to SG&A expense of $3.5 million for the same period in fiscal 1996. For the nine months ended January 1997, SG&A expense was $10.8 which was comparable to SG&A expense for the same period in fiscal 1996. The decrease in SG&A expense for the three months ended January 1997 resulted principally from savings achieved from the recent consolidation of corporate facilities and functions as well as from reductions associated with the lower level of revenues in the current fiscal three month period.

    BMI-France's operating income for the three months ended January 1997 was $0.7 million, representing a decline of $0.2 million, or 25.4%, as compared to the same period in fiscal 1996. For the nine months ended January 1997, operating income was $4.7 million, representing a decrease of 12.4% as compared to the nine months ended January 1996. The decrease in operating income resulted primarily from the decline in net sales for the three months ended January 1997, offset somewhat by lower SG&A expense.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in sales of Superior's telecommunications wire and cable products offset by the decline in net sales at DNE and BMI-France resulted in comparative consolidated net sales increasing by 1.4% (8.8% if adjusted to a copper cost of $1.00 per pound) to $121.2 million for the three months ended January 1997. For the nine months ended January 1997 comparative consolidated net sales increased by 10.9% (16.6% if adjusted to a copper cost of $1.00 per pound) to $426.6 million. The increase in sales, along with an associated increase in the telecommunications wire and cable product gross margin, gave rise to a consolidated increase in gross profit of 37.4% and 50.1%, respectively, for the three months and nine months ended January 1997 as compared to the corresponding periods of the previous fiscal year.

    Consolidated SG&A expense for the three months ended January 1997 was $8.5 million, which was comparable to SG&A expense of $8.6 million for the same period in fiscal 1997. For the nine months ended January 1997, SG&A expense was $29.5 million representing an increase of $4.8 million, or 19.4%, as compared to the same period in fiscal 1996. The increase in SG&A expense for the nine months ended January 1997 reflects the increase in Superior SG&A expense discussed above along with an increase of $3.2 million in corporate SG&A expense for the period. The increase in corporate SG&A expense resulted principally from an increase in variable-based accounting charges for certain stock and stock option grants made in prior years which charges are substantially impacted by the increase in per share market value of the Company's common stock in fiscal 1997, along with the impact of increased personnel and other costs associated with the Company's overall increase in operations and activities.

    As a result of the increase in consolidated net sales and gross margin, comparative consolidated operating income increased 92.0%, to $12.3 million for the three months ended January 1997. For the nine months ended January 1997, comparative operating income increased 87.9% to $41.1 million.

    Consolidated interest expense for the three months ended January 1997 was $4.3 million, representing a decrease of $2.4 million, or 35.8%, as compared to consolidated interest expense of $6.8 million for the three months ended January 1996. For the nine months ended January 1997 consolidated interest expense was $18.0 million, representing a decrease of $2.7 million, or 13.0%, as compared to consolidated interest expense of $20.6 million for the nine months ended January 1996. The decrease in consolidated interest expense reflected primarily the reduction in borrowing costs resulting from the October 1996 Reorganization and associated refinancing of a substantial portion of the Company's outstanding debt (see Notes 5 and 6 to the accompanying consolidated financial statements). To a lesser extent, the lower interest expense reflected the reduction in aggregate borrowings from $220.6 million at January 31, 1996 to $197.5 million at January 31, 1997.

    In October 1996, the Company completed the sale of a total of 6,000,000 shares (amounting to 49.9% of the outstanding shares) of its Superior Telecom subsidiary (see Note 5 to the accompanying consolidated financial statements). Net cash proceeds from the sale amounted to approximately $88.3 million and resulted in a pre-tax gain of $80.4 million which was recorded as non-operating income. Current and deferred income tax expense related to this transaction of $39.0 million has been included in the Company's provision for income taxes. Thus, on an after tax basis, the net gain on sale of subsidiary stock amounted to $41.4 million, or $2.23 per share, for the nine months ended January 31, 1997.

    For the three months and nine months ended January 1997, provision for income tax expense was $3.7 million and $48.2 million, respectively, as compared to a provision for income tax expense of $0.3 million and $0.7 million for the same periods in fiscal 1996. Included in the provision for income tax expense for the nine months ended January 1997 was $39.0 million related to the gain on sale of subsidiary stock. After excluding taxes associated with the gain on sale of subsidiary stock, the effective rate for the nine months ended January 1997 was 37.1%. This compares with an effective tax rate 21.5% for the nine months ended January 1996. The lower effective tax rate for the nine months ended January 1996 was due to the availability of tax loss carryforwards to offset substantially all of the Company's Federal income tax liability during such periods, with only limited tax loss carryforwards available to reduce fiscal 1997 Federal income tax expense.

    As a result of the aforementioned sale of a 49.9% interest in the common stock of Superior Telecom, a minority interest charge of $3.1 million and $3.4 million was recorded for the three months and nine months ended January 1997, respectively, representing the minority stockholders' interest in Superior Telecom's net income from October 17, 1996 (date of Superior's initial public offering), through January 31, 1997.

    Net income from continuing operations was $2.3 million ($0.12 per share) for the three months ended January 1997 as compared to net income from continuing operations of $0.2 million for the three months ended January 1996. For the nine months ended January 1997, net income from continuing operations was $53.5 million ($2.85 per share). However, excluding the after tax gain on sale of subsidiary stock, net income for the period was $12.1 million ($0.62 per share) as compared to net income from continuing operations of $2.6 million ($0.10 per share) for the nine months ended January 1996. The comparative increase in net income from continuing operations for the three and nine months ended January 1997 was due to the significant increase in operating income and somewhat lower interest expense, offset partially by higher incremental tax rates.

DISCONTINUED OPERATIONS

    The loss from discontinued operations recorded in the nine months ending January 1996 related to the dividend distribution of a substantial portion of the Company's common equity ownership in Poly
Vision Corporation. As a result of the distribution, the operations of PolyVision Corporation were reported as discontinued operations in the accompanying consolidated financial statements.

EXTRAORDINARY ITEM

    During the three months and nine months ended January 1997, the Company incurred an extraordinary loss of $6.0 million and $19.4 million, respectively, on the early extinguishment of debt as compared with $4.9 million for the nine months ended January 1996. The extraordinary losses related to major refinancings which were completed in both fiscal 1996 and fiscal 1997. See Note 6 to the accompanying consolidated financial statements and Note 7 to the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 1997, the Company generated $86.0 million in cash flow from operating activities consisting of $77.1 million in cash flow generated from operations (net income plus non-cash charges) plus $8.9 million in cash flow provided by net working capital changes. Excluding the impact of the gain on sale of subsidiary stock, cash flow from operating activities would have been $34.9 million including cash flow generated from operations (net income plus non cash charges) of $26.1 million. Cash provided by investing activities amounted to $0.4 million which included $17.4 million in minority interest in subsidiary, reduced by $8.8 million in capital expenditures and $8.1 million used by Superior Telecom to purchase 450,000 shares of its common stock. Cash used for financing activities amounted to $53.5 million, consisting of $137.6 million in repayments of long-term debt, largely as a result of the redemption of $122.3 million recorded amount ($131.9 million principal amount) of the Company's 12.25% Senior Notes (the "Senior Notes"), $5.4 million in capitalized financing costs and $22.9 million used for repurchases of the Company's common stock and preferred stock, offset by $112.0 million in increased borrowings under the Company's revolving credit facilities and other long term borrowings.

    As discussed in Note 5 to the accompanying consolidated financial statements, in October 1996, the Company completed a Reorganization involving its two wholly owned subsidiaries, Superior and DNE. In connection with the Reorganization, Superior Telecom, a newly created company, became the parent company of Superior and DNE and (i) completed an initial public offering of 49.9% of its outstanding common stock for net proceeds of $88.3 million and (ii) entered into a $150.0 million revolving credit facility of which net proceeds of approximately $116.7 million were borrowed as of the date of completion of the initial public offering. Proceeds from these transactions aggregating $205.0 million were paid to the Company and were applied as follows: (i) $48.5 million was used to repay in full the Company's revolving credit facility, (ii) $116.0 million was used to redeem at a premium $105.4 million principal amount ($97.4 million recorded amount) of the Company's Senior Notes, and (iii) the balance was added to the Company's cash reserves. In November 1996, the Underwriters of the initial public offering exercised their overallotment option to purchase an additional 900,000 shares of Superior Telecom common stock generating net proceeds of $13.3 million of which $8.1 million was used by Superior Telecom to purchase 450,000 shares of its common stock with the balance being used to reduce the amount outstanding under its revolving credit facility. The Superior Telecom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior 6% Cumulative Preferred Stock ("Superior Preferred Stock"). As a result of the initial public offering and related transactions, the Company's ownership of Superior Telecom was reduced to 50.1%.

    On January 31, 1997, the Company and BMI-France entered into a $50.0 million credit facility. The facility consists of the Company's revolving credit line of $20.0 million, a BMI-France revolving credit facility of $15.0 million and a BMI-France term loan of $15.0 million. The BMI-France revolving credit facility is subject to availability based upon eligible receivables and inventory. At January 31, 1997, net proceeds of $45.0 million were drawn under the bank credit facility. Proceeds from the loans were used by the Company to redeem $26.5 million principal amount ($24.9 million recorded amount) of the Company's Senior Notes for $29.3 million (including accrued interest), $5.0 million was deposited in a cash collateral account, and the balance was added to the Company's cash reserves.

    As a result of the aforementioned transactions, the Company has reduced the outstanding Senior Notes, by $131.9 million principal amount ($122.3 million recorded amount) and substantially reduced its cost of borrowings and its cash interest expense. As of January 31, 1997, the remaining balance of Senior Notes outstanding amounted to $21.1 million principal amount ($19.4 million recorded amount).

    At January 31, 1997, the Company's consolidated long term debt was $197.5 million (versus $209.8 million at April 30, 1996) with the components of such debt, on an entity basis, consisting of the following:

                                                                                  (IN MILLIONS)
Long term debt obligation of:
  Company.......................................................................    $    39.5
  BMI-France....................................................................         32.6
  Superior Telecom and subsidiaries.............................................        125.4
                                                                                       ------
                                                                                    $   197.5
                                                                                       ------
                                                                                       ------

    The Company on a consolidated basis had $42.3 million in cash and marketable securities at January 31, 1997. Of such amount $28.8 million was maintained by the Company with the balance held by BMI-France and Superior Telecom. In February 1997, Superior redeemed from the Company $11.3 million principal amount of Superior Preferred Stock, resulting in an increase in the Company's cash balance to $40.1 million.

    In addition to the cash and marketable securities discussed above, the Company also holds approximately 6,470,000 shares (representing 50.1% common share ownership) of Superior Telecom (NYSE: SUT) which, based on the closing price on the New York Stock Exchange on March 14, 1997, had a market value of approximately $149.6 million and a consolidated carrying value as recorded by the Company (net of minority interest) of $17.4 million. The Superior Telecom common stock is pledged as collateral to secure the Company's $50.0 million credit facility.

    As of January 31, 1997, Superior Telecom had a cash balance of $12.3 million and approximately $34.4 million in excess funds availability under its revolving credit facility. As mentioned above, $11.3 million of the cash balance was used to redeem an equivalent amount of Superior Preferred Stock. Superior Telecom's principal debt service commitments over the next 12 months amount to $0.4 million and management anticipates that capital expenditures of $8.0 to $8.5 million will be required over such period. On a pro forma basis, Superior Telecom has typically generated substantial cash flows from operating activities. For the nine months ended January 31, 1997, Superior Telecom's pro forma cash flows from operating activities approximated $48.8 million. Management anticipates that Superior Telecom will be able to generate sufficient cash flows from operating activities to meet its commitments (including principal debt service and capital expenditures). However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    The balance of the Company's operations, and the commitments underlying such operations, consist of BMI-France and Alpine's corporate activities. After completion of the debt reduction activities discussed herein, Alpine and BMI-France will have combined debt of $72.1 million resulting in annual principal and interest debt service commitments over the next 12 months of $5.5 million (net of projected investment and dividend income). Further, the cash component of Alpine's corporate expenses (net of administrative service fees received from Superior Telecom) should approximate $4.0 to $5.0 million annually. Management believes that BMI-France will generate sufficient cash flows from its operations over the next 12 months to fund such commitments, however, should any shortfall arise, the Company believes it will have sufficient cash reserves or other available resources to fund any such shortfall.

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

    EXHIBIT 27 - FINANCIAL DATA SCHEDULE

    (b) Reports on Form 8-K - None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE ALPINE GROUP, INC.

Date:  March 17, 1997                         By:  /s/ DAVID S. ALDRIDGE
                                              ------------------------------------------
------------------------------------------        David S. Aldridge
                                                  CHIEF FINANCIAL OFFICER