Form 10-K
period 1997-04-30
ALPINE GROUP INC /DE/
filed 1997-07-29
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 DRAFT 7/24/97
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from                 to

                           COMMISSION FILE NUMBER 1-9078

                            ------------------------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE
      (State or other                22-1620387
      jurisdiction of             (I.R.S. Employer
     incorporation or           Identification No.)
       organization)

       1790 BROADWAY
    NEW YORK, NEW YORK               10019-1412
   (Address of principal             (Zip code)
    executive offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                         ON WHICH REGISTERED
---------------------------------------------------------------------  -----------------------------
Common Stock, par value $.10 per share...............................        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At July 28, 1997, the registrant had 16,889,781 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $165.5 million, based on the closing price of $11.5 per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial company principally engaged in the manufacture and sale of telecommunications wire and cable and the manufacture and supply of refractories products and services. Alpine has positioned itself as a major participant in each of these industries.

    Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

    SUPERIOR TELECOM INC. The Company's 50.1% owned subsidiary, Superior TeleCom Inc. ("Superior TeleCom"), is engaged in the manufacture and sale of copper wire and cable for the telecommunications industry, and, to a lesser degree, the manufacture and sale of data communications and other electronics products for military and commercial applications. Alpine entered the copper telecommunications wire and cable industry with the acquisition (the "Superior Acquisition") in 1993 of Superior Telecommunications Inc. ("Superior"), formerly Superior TeleTec Inc. Following this acquisition, Alpine became one of the two largest North American manufacturers of copper telecommunications wire and cable products with the May 1995 acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper telecommunications wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA").

    On October 2, 1996, the Company completed a reorganization (the "Reorganization") of its wholly-owned subsidiaries, Superior and DNE Systems Inc. ("DNE"). In connection with the Reorganization, (i) Superior issued the Company 20,000 shares of Superior's 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), (ii) Superior and DNE declared a dividend payable to the Company, (iii) the Company contributed all of the common stock of both Superior and DNE to its newly-formed wholly-owned subsidiary, Superior TeleCom and (iv) Superior TeleCom entered into a revolving credit facility (the "Superior Credit Facility") (see Note 5 to Alpine's consolidated financial statements), the proceeds of which were used to repay the intercompany debt then owed to the Company and to pay a portion of the aforementioned declared dividend.

    On October 17, 1996, Superior TeleCom sold 6,000,000 shares of its common stock in an initial public offering at $16.00 per share (the "Offering"). Superior TeleCom used the net proceeds of the Offering to fund the repayment of a portion of the amount outstanding under the Superior Credit Facility and to pay to the Company the balance of the previously declared dividend.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase an additional 900,000 shares of Superior TeleCom common stock at $16.00 per share. Superior TeleCom used a portion of the net proceeds to repurchase 450,000 shares of its common stock, with the balance of such proceeds being used to reduce the amount outstanding under the Superior Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for 8,055 shares of the Superior Preferred Stock. After giving effect to the Offering and related transactions, the Company's ownership interest in Superior TeleCom was reduced to 50.1%.

    In connection with the Reorganization, the Company entered into an agreement (the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, the Company agreed to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to Superior TeleCom in return for an annual fee in addition to reimbursement of actual costs and expenses incurred in connection with the Company's provision of such services. Such annual fee initially was set at the rate of $925,000 per year. As of May 1, 1997, the Services Agreement was amended to increase such annual fee to $2.7 million per year, which is estimated to reflect commercially reasonable costs for the services provided.

    Also, in connection with the Reorganization, Alpine refinanced a substantial portion of its outstanding debt, which resulted in, among other things, the redemption, at a premium, of $131.9 million in face amount of the Company's 12.25% Senior Secured Notes (the "Senior Notes").

    REFRACO INC. The Company's wholly-owned subsidiary, Refraco Inc. ("Refraco"), is a worldwide manufacturer and supplier of refractories products and services to the iron and steel, cement, aluminum and glass industries. Refractories are consumable heat-resistant products used as insulation on surfaces exposed to high temperature processes. Alpine entered the refractories industry with its December 1994 acquisition (the "Adience Acquisition") of Adience, Inc. ("Adience"), one of the largest domestic manufacturers and installers of specialty refractory products. Alpine became the sixth largest worldwide manufacturer and supplier of refractories products and services with the Company's April 1997 acquisition (the "Refraco UK Acquisition") of Hepworth Refractories (Holdings) Limited ("HRHL"), a subsidiary of Hepworth PLC with manufacturing operations in Great Britain, Belgium, France and Canada and supported by a global distribution network (collectively, the "Hepworth Business").

    As part of the Refraco UK Acquisition, the Company incorporated Refraco and contributed to it all the capital stock of Adience. A newly-formed wholly-owned subsidiary of Adience, Refraco Holdings Limited, a U.K. corporation ("RHL"), acquired all the capital stock of HRHL to effect the Refraco UK Acquisition. Following the consummation of the Refraco UK Acquisition, the Company changed the name of HRHL to Refraco (UK) Limited ("Refraco UK").

    The Refraco UK Acquisition was financed with initial borrowings under a $130.0 million Senior Secured Facility entered into by Adience, Refraco, Refraco UK and certain subsidiaries, and a $60.0 million Secured Floating Rate Loan Facility entered into by Refraco. See Note 6 to Alpine's consolidated financial statements.

TELECOMMUNICATIONS WIRE AND CABLE BUSINESS

    COPPER TELECOMMUNICATIONS WIRE AND CABLE INDUSTRY OVERVIEW

    Superior is a leading domestic manufacturer of copper telecommunications wire and cable products for the local loop segment of the telecommunications network in the United States. Copper telecommunications wire and cable is the most widely used medium for transmission in the local loop portion of the telecommunications infrastructure, which comprises approximately 160 million residential and business access lines in the United States. To a lesser degree, Superior is involved in the manufacture and sale of high speed data communication copper wire products, including unshielded twisted pair ("UTP") wire for on-premise applications, such as in computer networks. Superior's products are sold primarily to the regional Bell operating companies ("RBOCs") and the two largest independent telephone companies under multi-year supply arrangements.

    Superior has led a recent consolidation in the copper telecommunications wire and cable industry by acquiring the Alcatel Business and certain other assets. Through these acquisitions, as well as through internal capacity expansion, Superior increased its annual production capacity from 28 billion conductor feet ("bcf") in one plant to an aggregate of 97 bcf in four geographically dispersed plants. Due to the industry-wide consolidation that has occurred over the past three years, total industry capacity has been reduced, the number of manufacturers has declined and the size of the remaining manufacturers has increased. As a result, the Company has become a key supplier of copper wire and cable to six of the RBOCs and to the two largest independent telephone companies and believes that it will continue to be able to compete effectively as its major customers consolidate their vendor base in order to stabilize their sources of supply and ensure timely delivery of quality products on a consistent basis. The Company estimates that its share of domestic copper telephone cable and wire production was approximately 35% for fiscal 1997.

    The Company believes that copper will continue to be the transmission medium of choice in the local loop due to factors such as: the installed base of copper cable in the local loop representing an investment of over $150 billion that must be maintained by the RBOCs and other local telephone companies; the lower installation and maintenance costs of copper compared to optical fiber and other media; technological advancements that increase the bandwidth of the installed local loop copper network, such as integrated services digital networks ("ISDN"), high-bit-rate digital subscriber lines ("HDSL") and asymmetric digital subscriber lines ("ADSL"), which allow the continued use of copper as the transmission medium for the expanded voice, data, video and multi-media uses demanded by customers; the increasing demand for enhanced services, which, because of technological advances, can be supported by a copper-based local loop; and the increasing demand for multiple residential access lines.

    Demand for copper telecommunications wire and cable is dependent on several factors, including the rate at which new lines are installed in homes and businesses; the level of spending for highways, bridges and other parts of the infrastructure, which often necessitates installation of telecommunications cable; and the level of general maintenance spending by telephone companies. The installation of new access lines is, in turn, partially dependent on the level of new construction and, increasingly in recent years, on demand for second telephone lines and lines dedicated to facsimile machines and computer modems which are used for, among other purposes, business communications and access to the Internet.

    A substantial majority of Superior's products sold in the United States are purchased by the RBOCs and other domestic telephone companies. Prior to the break-up of AT&T in 1984, AT&T was the sole supplier of copper telecommunications wire and cable products to its operating companies. However, after the break-up, the RBOC market became open to all suppliers. It is estimated that the RBOCs purchase approximately 60% of the copper telecommunications distribution wire and cable purchased by U.S. telephone companies, while the two major independent telephone holding companies (GTE Corporation and North Supply (Sprint) Corporation) purchase approximately 21% and over 1,200 small local telephone operating companies purchase the remainder.

    The Company believes it is well-positioned to take advantage of the rapid changes in the telecommunications industry as the demand for voice, data and video services over the local loop increases dramatically and new technologies and products are developed to enable the local loop to satisfy that demand.

    INSTALLED BASE. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. It comprises approximately 160 million residential and business access lines in the United States. The installed base of copper wire and cable in the local loop represents an investment of over $150 billion that must be maintained by the RBOCs and other local telephone companies. Although other media, such as fiber optic cable, are used for trunk lines between central offices, substantially all local loop lines continue to be copper-based. Local loop lines are continually maintained and replaced, providing a steady demand for copper wire and cable.

    LOWER INSTALLATION COSTS AND EASE OF REPAIR. The Company believes that in the local loop, copper has significantly lower installation costs and is easier to repair than other media primarily because it does not require an additional power source and other electronics. Installation of fiber optic cable is both capital and labor intensive, and deployment of fiber optic cable generally has been limited to trunk and feeder lines and wide area loop configurations.

    TECHNOLOGICAL ADVANCES. Copper dominance in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include ISDN and digital subscriber line ("DSL") technologies, including HDSL and ADSL. These technologies permit telecommunications carriers, private network owners and end-user consumers to employ the existing copper wire and cable infrastructure for high speed and bandwidth-intensive applications.

    ISDN is a set of digital transmission signaling protocols and interfaces that provides end-to-end digital connectivity to support a wide range of services. ISDN service over the existing copper local loop is rapidly expanding due to the increased demand for digital telecommunications applications such as remote office connectivity and Internet access. The Company believes that globally-standardized ISDN service will become a widely-used vehicle for digital network services, including Internet access, and that it will support the continued dominance of copper wire and cable in the local loop.

    Another technological advance is DSL technology. DSL technology, which includes ADSL and HDSL, has increased the bandwidth capacity of copper wire and cable products in the local loop through sophisticated multiplexing and modulation techniques. DSL technology currently expands the bandwidth capacity of twisted pair copper wire in the local loop from 1.5 million bits per second ("bps") (over a T-1 line) to over 6 million bps.

    ADSL transmits interactive video and data services including video on demand, on-line shopping, banking and other data services, as well as Internet access, over the existing copper-based local loop, requiring substantially less investment of capital and labor than alternatives such as installing fiber optic or hybrid fiber optic/coaxial cable products in the local loop. ADSL is asymmetric in that it is high bandwidth in one direction and lower bandwidth in the other. This arrangement is primarily intended to support one way high bandwidth applications, such as the provision of broadcast quality video into the home. It is easily installed and portable, relatively inexpensive compared to fiber optic or coaxial cable and can be deployed for an individual user anywhere in the network in a short time period.

    HDSL, as opposed to ADSL, derives its name from the high bandwidth that is transmitted in both directions over twisted pair copper wire. HDSL provides advanced digital voice, data and video services to local loop customers with a high level of signal quality over the existing copper infrastructure while doubling the distance a digital signal can travel without the need for amplification or repeaters. In contrast to fiber optic cable applications, HDSL uses a minimal amount of power on the remote end of the line, making the traditional power supplied by copper telecommunications wire sufficient for its use. In corporate campuses of office buildings, several satellite locations can be linked with HDSL quickly and inexpensively using existing copper wire to produce the equivalent of fiber optic quality transmission.

    DEMAND FOR NEW SERVICES. Technological advances, regulatory developments and increased competition among service providers have accelerated the demand for and introduction of new bandwidth intensive telecommunication services. These services include integrated voice and data, broadcast and conference quality video, Internet and on-line data services access, high speed local area network ("LAN") to LAN connectivity, collaborative network processing and other specialized, bandwidth-intensive applications.

    DEMAND FOR MULTIPLE RESIDENTIAL ACCESS LINES. An increasing number of U.S. households are installing additional access lines for multiple telephone lines, facsimile machines, access to the Internet, home offices and other purposes. Additional access lines increase the demand for copper telecommunications wire and cable in the local loop.

    BUSINESS STRATEGY

    The Company believes that the ongoing alignment of productive capacity with market demand, technological developments that have enhanced the ability of end-users to utilize the existing copper wire and cable telecommunications infrastructure for high speed data, video and imaging transmissions, industry consolidation and Superior's emphasis on new, higher margin products will continue to strengthen Superior's competitive position, profitability and cash flow.

    Superior's strategy in the telecommunications products business is to (i) respond to the current and changing needs of its customers' communications networks and continue to expand its business in the local loop by continuing to develop, manufacture and sell a full line of telecommunications wire and cable products (including hybrid coaxial/copper and fiber/copper products); (ii) expand its product lines to include transmission media such as data cable, including expanded UTP product capabilities and fiber optic cable for LAN applications; (iii) take advantage of strategic acquisition opportunities in data cable, the local loop and its other markets; and (iv) expand its international business through increased export sales and the establishment of joint ventures, acquisitions or similar arrangements and otherwise increase its presence in international markets.

    SUPERIOR'S COPPER TELECOMMUNICATIONS WIRE AND CABLE PRODUCTS

    Superior manufactures a wide variety of copper telecommunications wire and cable products. Cable is the transmission medium in the part of the local loop from a local telephone company's central office to a subscriber's property line; whereas wire is the transmission media that begins at the subscriber's property line and runs to the subscriber's access device, which may be either outside or on-premises. Superior's products include distribution cable and wire and premises wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for aerial and underground use in the local loop and for on-premise applications.

    The basic unit of virtually all copper telecommunications wires and cables is the "twisted pair," a pair of insulated wires twisted around each other. Both wires in the pair are used to complete the telecommunications connection. Twisted pairs are bundled together to form telecommunications wires and cables.

    Superior's copper telecommunications cable products range in size and are differentiated by design variations depending on where the cable is to be installed. Cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from getting into the cable structure. The individual copper wires in these cables utilize either a solid polyethylene or polypropylene insulation or cellular polyethylene covered with a solid polyethylene skin. Cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with solid polyethylene insulation and no filling compound. The copper telecommunications cable products normally have metallic shields for mechanical protection and electromagnetic shielding of the copper wires, as well as an outer polyethylene jacket.

    Superior's distribution wire products range in size from a single twisted pair to a six-pair product. Similar to copper cable products, distribution wire products are designed for both direct burial and aerial applications and are also manufactured in a variety of designs, including a number of different metallic shield configurations and several different jacketing materials.

    Superior's copper telecommunications wire for interior use, or premises wire, generally ranges in size from a single twisted pair to a twenty-five pair product. Premises wire is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and, in commercial buildings, to establish LANs.

    An important element of Superior's strategy in the wire and cable business is to expand into performance-enhanced copper-based wire products that provide opportunities for higher growth and higher margins than Superior's current product lines. Superior will attempt to sell a broader range of wire and cable products to its existing customers. As described below, Superior has introduced and is in the process of introducing a number of new products in this regard.

    In fiscal 1995, Superior introduced a line of UTP copper wire products designed for high-speed data transmission across private networks. UTP, which was first introduced into the market in the early 1990s as an alternative to fiber optic cable, has become the medium of choice for distribution applications in private data network communications due to its (i) significant installation and maintenance cost advantages over fiber optic cable and (ii) performance capabilities, which are sufficient to address a substantial portion of the market for private data networks requiring high-speed transmission rates.

    Superior also has developed, or is in the process of developing, a number of other new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or fiber optic cable for distribution service, (ii) aerial drop non-metallic support products, which utilize fiberglass yarn and twisted-pair copper wires for distribution service, (iii) riser products, which are copper wires used inside high-rise buildings or telephone central offices for vertical connections providing voice and data transmissions, and (iv) fiber optic cables used for trunking and distribution applications in LANs. Sales to date of these products have not been material.

    MARKETING AND DISTRIBUTION

    During fiscal 1997, 91.1% of Superior's net sales were to the RBOCs and the two major independent telephone companies, 7.7% were sold to other telephone companies in the United States and Canada, construction companies and others and the remaining 1.2% were sold outside the United States and Canada.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of five salespersons. The remainder of Superior's products are sold through distributors, original equipment manufacturers and sales representatives and agents. The Company believes that there will be opportunities for international expansion of its wire and cable business, either through export sales or the establishment of joint ventures or similar arrangements.

    Superior's sales to telephone companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Superior supply certain of the customer's wire or cable needs as the primary supplier during the term of the agreement. Prior to awarding a contract, customers forecast their needs and manufacturers, such as Superior, bid and quote prices based upon the forecasted order amount, although customers are not obligated to purchase the forecasted amount or any minimum amount. Superior currently has multi-year agreements with respect to certain of its wire and cable products with six of the seven RBOCs and with the two largest independent telephone companies. During fiscal 1997, sales to North Supply Corporation (Sprint), NYNEX Corporation, Bell South Corporation, GTE Corporation and SBC Corporation accounted for 19.2%, 17.2%, 15.5%, 14.4% and 14.3% of Superior's net sales, respectively. No other single customer accounted for more than 10% of Superior's net sales. Additionally, as is customary in the industry, Superior's sales to customers other than large telephone companies are primarily on the "spot" market on the basis of short-term purchase orders. In recent years these sales have declined as a proportion of total sales.

    MANUFACTURING

    Copper rod is the base component for most of Superior's wire and cable products. The manufacturing processes for these products require that the copper rod be drawn and insulated. Superior purchases copper rod of 5/16" diameter from third-party suppliers. Superior then "draws" the wire to one of four American wire gauges ("AWGs"). Wire drawing is the process of reducing the conductor diameter by pulling the copper rod through a converging die until the specified AWG is attained. Since the reduction is limited by the breaking strength of the conductor, this operation is repeated several times internally within the machine. As the wire becomes smaller, less pulling force is required. Therefore, machines operating in specific size ranges are required. Take-up containers or spools are generally large, allowing one person to operate several machines. Individual copper wires are then typically insulated with plastic compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it in final form as it is applied to insulate the wire. Superior uses five primary types of insulating material compounds: high density polyethylene, high density cellular polyethylene foam, flame retardant polyethylene, fluoropolymers and polyvinyl chloride. Superior purchases these insulating compounds from a variety of suppliers.

    Superior's products also require that the wire be "twisted" so that two insulated single conductors are combined to create a twisted pair. Superior's products are often "cabled" or "stranded" so that multiple twisted pairs of insulated wires are combined to form larger units of multiple pair cables. Typically, cabling or stranding is done only on large (i.e., 25 or more) numbers of pairs. Smaller numbers of pairs are not cabled, but are sent directly for jacketing.

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

    From time to time, particular plastics have been difficult to obtain but, with the exception of teflon used for UTP production, which was in short supply in 1996, none of these shortages has required Superior to limit production. The inability of Superior to obtain sufficient quantities of raw materials could adversely affect its operating results.

    FOREIGN SALES

    Superior's copper telecommunications wire and cable business has a plant in Winnipeg, Manitoba, that supplies both the Canadian and U.S. markets. Superior's net export sales during fiscal 1997 to customers outside the United States and Canada were $5.5 million, or 1.2% of net sales, of which the majority were in Latin America. The accompanying consolidated financial statements provide information about the Company's domestic and foreign operations.

    COMPETITION

    The copper telecommunications wire and cable business is very competitive. Superior has three major domestic competitors in the copper telecommunications wire and cable business: Cable Systems International, Inc., General Cable Corporation, a public company and formerly a subsidiary of Wassall, plc; and Essex International, Inc., a public company. Competition in this market is based on price, service and quality. Because several RBOCs have adopted policies of limiting the number of their suppliers and requiring that these suppliers provide additional services, the degree of competition based on service is increasing.

DATA COMMUNICATIONS AND ELECTRONICS

    PRODUCTS

    DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers.

    DNE has developed a commercial version of its multiplexer, which to date has generated limited sales. However, DNE believes there are certain limited niche applications for its commercial multiplexer product whereby its design provides advantages over its competitors. In that regard, DNE recently has been awarded a major multi-year supply agreement with a multinational manufacturing company for commercial paging services. DNE has reduced its dependence on the defense market in recent years primarily by taking advantage of opportunities to manufacture equipment on a contract basis. DNE provides contract manufacturing services for subassembly equipment to original equipment manufacturers in the technology industry and NASA. DNE expects to expand its contract manufacturing services business for its existing commercial customers and to add additional commercial customers in the future. In fiscal 1997, DNE's sales to customers other than departments of the U.S. government accounted for 35.4% of DNE's sales, compared to 33.6% in fiscal 1996 and 17.7% in fiscal 1995.

    As discussed in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," DNE experienced a decline in revenues and profitability in fiscal 1997, which has led to a recent restructuring of its operations to reduce costs and focus development on new commercial product initiatives.

REFRACTORY PRODUCTS AND SERVICES

    GENERAL

    The Company, through Refraco, which owns all of the capital stock of Adience (which includes Adience's wholly-owned subsidiary, Refraco UK), is the sixth largest worldwide manufacturer and supplier of refractory products and services, primarily for use in the production of iron and steel, glass, aluminum, cement and in the co-generation industry. Refractory products are minerals or man-made compounds that retain their form, strength and chemical characteristics when subjected to extremely high temperatures under varying conditions. They are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at high temperatures. Although certain refractories have been known to last as long as ten years, due to the extreme environment under which they must perform, the majority of refractory products have short useful lives and must be replaced frequently. Refraco has manufacturing and installation facilities in the United States, England, Scotland, Belgium, France and Canada, allowing the Company to meet the needs of a worldwide customer base in both the capital project (initial installation) and consumable (replacement) markets for refractory products and services.

    REFRACTORY PRODUCTS AND SERVICES

    The Company manufactures a wide range of refractory products and specializes in producing refractory materials that are custom designed for specific industrial applications and customers. The principal products are monolithic (unformed) refractory materials, and formed products such as slide gates, bottom pour refractories and bricks and blocks. The Company also provides installation and maintenance services for its customers. Monolithic refractory materials are cement-like materials that are mixed with water on the customer's premises and applied to surfaces exposed to high temperatures. Slide gates and bottom pour refractories are pre-formed units that allow the discharge of molten metal from the bottom of the furnace, rather than from the top, resulting in reduced iron and steel impurities. The Company manufactures a wide range of bricks and blocks, which are used to line industrial furnaces, and manufactures and installs refractory products in capital (i.e., new or rebuild) projects, as well as for replacement (i.e., consumable). Because of the high temperatures involved in the manufacturing and movement of molten iron and other molten materials, the equipment employed in such processes must utilize linings made of refractory products, which deteriorate and must be repaired or replaced frequently. The largest customer for the Company's products and services is the iron and steel industry, followed by the glass, aluminum, cement and co-generation industries.

    Certain of Refraco's refractory products are used to line furnaces, troughs, runways and other surfaces exposed to molten metal or the molten tin used in the float glass method of production. All of these products are manufactured according to customer specifications. In addition, certain of Refraco's refractory products are distinguished by their resistance to corrosion. Corrosion resistance is particularly important in the glass industry where, unlike the steel industry, certain refractory products are designed to last for up to 10 years.

    The manufacturing process for specialty refractory products involves the mixing and, in some cases, the kiln firing of various raw materials, particularly fireclays and minerals such as bauxites, aluminas and magnesite. Adience operates seven principal refractory plants located near major industrial centers in the United States and Canada. The Hepworth Business operates ten principal refractory plants located near major industrial centers in Great Britain, Belgium, France and Canada. The Company designs its refractory products for specific applications and customer needs.

    Refraco also provides a variety of services, primarily to its iron and steel customers: it installs refractory products manufactured by it and others; it provides on-site maintenance of refractory products; and it rebuilds coke ovens. The ability to react quickly to customer requests for products or installation and maintenance services is particularly important in the refractory industry because of the extremely high cost of manufacturing downtime in the iron and steel industry. Consequently, Adience maintains refractory service facilities located near its major customers in the United States and Canada. The Hepworth Business maintains similar facilities in the U.K. and in Belgium. Each facility has the equipment and skilled staff required for the installation and maintenance of refractory products. Other personnel required for installation projects are hired on an as-needed basis from readily available local union labor pools and are employed only for the duration of each job.

    The Company's primary strategy in the refractories business segment is to exploit synergies and cross-marketing opportunities resulting from Refraco's assimilation of the operations of Adience and the recently acquired Hepworth Business. One of Refraco's strategic initiatives is to increase sales of its expanded line of products and services into the downstream steel making phase of integrated iron and steel mills in North America. Historically, Adience has supplied its products and services primarily to the iron making and handling area of North American integrated iron and steel mills. The steel ladle and continuous casting phases of such mills utilize substantially greater amounts of refractory products than Adience's traditional area of focus and, therefore, represent a potential area for sales growth. The Hepworth Acquisition provides Adience with an expanded product range, which should permit the Company to penetrate the downstream steel making phase of North American integrated steel mills. Another of Refraco's strategic initiatives is to emphasize the use of Adience's shotcrete technology in the installation of its unformed refractory materials and to migrate this technology for use in refractory installations for customers of the Hepworth Business. This shotcrete technology permits a lower cost and faster installation of monolithic refractory materials in applications previously dominated by brick refractories. Additionally, Adience is developing robotic application equipment permitting the installation of refractories at higher temperatures than currently possible, thereby resulting in less facility downtime. The Company intends to migrate this robotic technology to customers of the Hepworth Business. The

Company also intends to exploit consolidation opportunities arising out of the Refraco UK Acquisition in the research and development, materials procurement and facilities operations areas.

    MARKETING AND DISTRIBUTION

    The iron and steel industry has historically been the major consumer of the refractories segment's products and services. For fiscal 1996 and on a pro forma basis (taking into account the operations of the Hepworth Business) for fiscal 1997, sales to the iron and steel industry accounted for 73% and 63.1%, respectively, of refractory product net sales. Other customers for Refraco's specialty refractory materials are the glass, aluminum, cement and co-generation industries. The Company also sells its refractory products to other refractory contractors and buys refractory products produced by other manufacturers in performing its contracting services.

    Within the iron and steel industry, Adience's principal customers have traditionally been the largest companies in the industry. USX-US Steel Group, Inc., Bethlehem Steel Corporation and LTV Steel Company, Inc. together accounted for approximately 33.6% and 32.3% of the net sales of this business segment for fiscal 1996 and 1997, respectively. USX-US Steel Group, Inc. alone accounted for 15.2% and 16.1% of this business segment's net sales during fiscal 1996 and 1997, respectively. Each of the other companies accounted for less than 10% of this business segment's net sales during such periods. The Hepworth Business has long-standing relationships with iron and steel, aluminum and glass companies in Europe, North America and the Far East. On average, relationships of the Hepworth Business with its major customers are longer than 20 years. Excepting British Steel, which represents approximately 15% of the sales of the Hepworth Business during fiscal 1997, no other customer represents over 10% of such sales during such period. Marketing of Adience's products and services is conducted by a sales force working out of 15 sales offices located in eight states and Canada. The Hepworth Business sales teams for major project work are headed by a director or senior sales manager with appropriate technical support. In general, the sales process involves combining product specialists with geographic sales teams on a customer by customer basis. The Hepworth Business also has a number of commercial and technical teams based in the U.K. and in Belgium that are dedicated to each major industry and that work closely with geographic sales personnel. The Hepworth Business also sells the Company's products through a network of local agents operating in over 40 countries.

    Product produced by Adience and the Hepworth Business generally is delivered directly to end users. A small number of stocking distributors are used in the international (non-U.K.) markets, and the Hepworth Business maintains two warehouse operations in the U.K. The warehouse operations carry limited product lines and largely supply monolithic and other consumable items to customers who operate small furnaces, as well as to independent contractors.

    RAW MATERIALS

    In manufacturing its specialty refractory products, Adience uses more than 100 different raw materials which come from a variety of sources, the majority of which are obtained within the United States. The Hepworth Business similarly uses more than 100 different raw materials and obtains those raw materials from around the world. Some of the more important raw materials used in the refractories business segment are alumina, bauxite, magnesite, silicon carbide, andalusite, calcium aluminate cements and clays. The number of sources of supply varies with each raw material and certain key raw materials, such as zirconia and andalusite, are found in a limited number of locations. The Company believes that it is not dependent in its manufacturing processes on any one source of supply. The Company anticipates coordinating and consolidating its procurement activities with respect to the requirements of its Adience operations and the Hepworth Business, thereby realizing cost savings and efficiencies.

    FOREIGN SALES

    Adience's refractory business has a plant in Smithville, Ontario, that supplies both the Canadian and U.S. markets. Adience's net export sales during fiscal 1997 to customers outside the United States and Canada were $5.0 million, or 4.7% of net sales. Approximately 98% of Adience's sales during fiscal 1997 were to customers based in North and Central America. During fiscal 1997, the Hepworth Business sales to its customers based in Europe, Asia, North, Central and South America and Africa were 65%, 20%, 10% and 5%, respectively. The accompanying consolidated financial statements provide information about the Company's domestic and foreign operations.

    BUSINESS STRATEGY

    The Company believes that the significant international manufacturing and sales distribution operations realized through the Refraco UK Acquisition, including Refraco's comprehensive range of refractory products and services and its sales and manufacturing presence in over 40 countries, together with the cost savings and cross-marketing of products, services and customer opportunities presented by the combination of the operations of Adience and the Hepworth Business, positions it to grow Refraco's revenues and increase its profitability and cash flow.

    The Company's strategy in the refractories business is to (i) take advantage of the Refraco UK Acquisition and the resulting opportunities for cost reductions and cross-marketing of the customers, products and services in the Adience business and the Hepworth Business, (ii) continue development of innovative value-added products (including shotcrete and robotic gunning equipment and processing) and (iii) take advantage of strategic acquisition opportunities in the refractories industry.

    COMPETITION

    In the production of refractory materials, Adience competes with a number of companies in the United States, including North American Refractories Co., Harbison Walker, A.P. Green Industries, Inc., National Refractories Co. and American Premier Refractories & Chemicals, Inc., some of which have greater resources than Adience. Adience's primary competitors in the installation of refractory products are in-house employees of iron and steel companies and also regional refractory service contractors which, unlike Adience, do not engage in the production of such materials. Other major refractory producers typically contract with these regional companies to install the product, or their customers install the products themselves. Competition is based primarily on service, price and product performance. The Company believes that its ability to produce, install and maintain its refractory products without dependence upon third parties strengthens its competitive position.

    In the international markets, Refraco manufactures and sells to the alumino silicate, basic, carbon, silica and specialty refractory product sectors. Refraco competes with those few companies (such as Veitsch-Radex/Didier of Austria and Harbison-Walker of the United States) that supply the broad range of materials offered by Refraco, since most refractory suppliers in the international market tend to focus on a limited number of specific product sectors.

RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the telecommunications industry, Superior established, during the fourth quarter of fiscal 1997, a product development center. This 29,150 square foot facility is located in Kennesaw, Georgia (within 15 miles of Superior's corporate headquarters) and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in trunking applications both in LANs as well as telephone networks. Initial delivery of these products is expected in the latter part of fiscal 1998. Superior also has development projects underway for performance enhanced copper-based wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line, such as patch cords for use in connecting Superior products within premises and 25-pair UTP cables for certain data transmission applications. Superior believes its ability to capitalize on new product offerings will be enhanced by the establishment of its product development center. Further, Superior intends to continue to explore and exploit new product development opportunities to meet the needs of its customers.

    Constant revisions to industry processes and chemistries require changes in refractory products to meet customer demand. Adience maintains research and development facilities in South Webster, Ohio and Snowshoe, PA for improving existing refractory products and installation methods and developing new products for existing and new markets. The Hepworth Business has a research and development staff based in facilities at Worksop, Manuel, St. Ghislain and Buzancais. The staff works closely with the production staff and customers to ensure quality standards are maintained and improved. Key areas of current development work include process development, product improvement and new product areas. Recent developments include the introduction of a new generation of ceramic ladle valve refractories for steel making and an environmentally-friendly alternative to magnesia chrome bricks, widely used in glass making industries. In addition, research and development personnel work closely with customers to improve product quality and lower costs. As a result of the Refraco UK Acquisition, the Company expects to consolidate certain research and development activities currently servicing its refractories business.

    In order to compete for contracts, DNE frequently invests its own funds on research and development in order to determine the financial and practical feasibility of manufacturing the products. DNE is currently in the process of developing an integrated multiplexer with expanded capabilities from its existing products for use in both the commercial and military markets.

    Alpine's research and development expense during fiscal 1995, 1996 and 1997 amounted to $1.6 million, $2.5 million and $3.4 million, respectively.

    Although the Company currently holds certain trademarks, licenses and patents, none is considered to be material to its businesses.

EMPLOYEES

    As of April 30, 1997, Alpine employed 3,809 people, including 1,478 in the telecommunications wire and cable business, 2,186 in the refractories business, 130 in the data communications and electronics business and 15 at Alpine's corporate offices.

    The number of individuals employed in the refractories business does not reflect members of the building trades, who are hired by Adience as required. Approximately 1,801 persons employed in the refractory business and approximately 405 persons employed in the telecommunications wire and cable business are represented by unions. All of the collective bargaining agreements in the United Kingdom, Belgium and France, and two such agreements in the United States, will expire within one year [during the next fiscal year]. Such agreements cover 75% of all employees in the refractories business segment. Alpine considers relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

    Alpine's manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental and land use laws and regulations relating, among other things, to the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products and often imposing stringent permitting requirements. Compliance with these laws and regulations has not been material to the operations, business or financial results of Alpine and has not had a material effect upon its capital expenditures, earnings or competitive position. However, violation of or non-compliance with such laws or regulations, even if inadvertent, could result in an adverse impact on the operations, business or financial results of Alpine.

    Operations of Alpine and certain of its predecessors have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by Alpine. Alpine is presently involved in investigatory and remedial activities at certain sites, some of which are being conducted under the oversight of governmental authorities. In connection with certain acquisitions and divestitures, Alpine has also assumed responsibility for and indemnified purchasers against certain liabilities associated with contamination, if any, existing at certain current and former facilities.

    Soil and groundwater at Superior's Brownwood, Texas facility has been found to be contaminated with volatile organic compounds as a result of operations at the facility which management believes occurred prior to Superior's acquisition of the facility. Superior has developed and filed for approval with the Texas Natural Resource Conservation Commission a remediation plan. Based upon work completed and investigations performed to date, the Company believes that the cost of this remediation will not be in excess of $0.5 million. Pursuant to an agreement between Superior and the former owner of the facility, the Company has been reimbursed for approximately 85% of the costs incurred to date in connection with the investigation and remediation of this facility, and is entitled to reimbursement of future expenses at percentages ranging from 85% to 25% (depending on the time at which such expenses are incurred), subject to an aggregate expense reimbursement of not less than 75%.

    In connection with the sale of a facility in Woburn, Massachusetts formerly owned by and currently under lease to DNE (which conducts no operations at such facility, but rather subleases the facility to a third party), low levels of volatile organic compounds were discovered in shallow groundwater. DNE has assumed responsibility for this contamination pursuant to an indemnity granted to the purchaser of the facility, which indemnity is in turn guaranteed by Alpine. This facility has been designated as a non-priority site by the Massachusetts Department of Environmental Protection ("MDEP") which granted a waiver to Alpine allowing it to proceed with further investigation and, if necessary, remediation, of the groundwater contamination without MDEP oversight, subject to certain conditions. Based on the results of a comprehensive site investigation completed during May 1996, it appears that no remedial activities are warranted, and the required filings with the MDEP have been made so certifying.

    In connection with the sale of its former East Windsor, Connecticut facility and pursuant to Connecticut property transfer laws, the Company was required by the Connecticut Department of Environmental Protection to develop a plan to investigate the existence of contamination, if any, at that facility. The Company has developed and is implementing the required investigative plan. Based upon information available to date, Alpine does not believe that fulfilling its obligations with respect to the East Windsor facility will have a material adverse effect on its operations, business or financial results.

    Certain Adience and recently acquired Hepworth Business facilities contain areas which, in the past, have been used for the disposal of waste materials generated by facility operations, some of which may contain elements or compounds classified as hazardous or otherwise regulated under environmental laws or which may otherwise cause environmental contamination. If it is determined that past disposal or facility operations practices have resulted in releases of regulated contaminants to soil or groundwater, investigation and remediation of such contamination may be required. If substantial environmental contamination is found at any or all of the Adience or Hepworth Business facilities, it could have a material adverse effect on the operations, business and financial results of Alpine.

ITEM 2. PROPERTIES

    Alpine conducts its principal operations at the facilities set forth below:

  LOCATION                                                                SQUARE FOOTAGE       LEASED/OWNED
------------------------------------------------------------------------  --------------  -----------------------
TELECOMMUNICATIONS WIRE AND CABLE

MANUFACTURING FACILITIES
  Brownwood, Texas......................................................       328,000    Leased (expires 2013   )
                                                                                          (subject to five-year
                                                                                          renewals)
  Tarboro, North Carolina...............................................       295,000    Owned
  Winnipeg, Manitoba....................................................       190,000    Owned
  Elizabethtown, Kentucky...............................................       163,000    Owned
  Kennesaw, Georgia.....................................................        29,000    Leased (expires 2002   )

CORPORATE OFFICE
  Atlanta, Georgia......................................................        30,600    Leased (expires 2001   )

    Depending on product mix, aggregate capacity in Superior's four facilities in this segment currently ranges from 95 to 100 bcf. Each of the facilities is operating at utilization rates in excess of 90%. Facilities in this segment are suitable and adequate for the business being conducted. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives.

                                LOCATION                                  SQUARE FOOTAGE        LEASED/OWNED
------------------------------------------------------------------------  ---------------  -----------------------
DATA COMMUNICATIONS AND ELECTRONICS

  Wallingford, Connecticut..............................................        65,000     Leased (expires 2007   )

    DNE's facility in Wallingford, Connecticut is adequate and suitable for the businesses being conducted and operates at a utilization rate of between 70% and 75%.

                               LOCATION                                  SQUARE FOOTAGE        LEASED/OWNED
-----------------------------------------------------------------------  --------------  ------------------------
REFRACTORIES

NORTH AMERICAN MANUFACTURING FACILITIES
  Washington, Pennsylvania.............................................        201,881   Owned
  Snow Shoe, Pennsylvania..............................................        171,425   Owned
  South Webster, Ohio..................................................        125,082   Owned
  Crown Point, Indiana.................................................         79,116   Owned
  Altoona, Pennsylvania................................................         47,260   Owned
  Smithville, Ontario..................................................         47,000   Owned
  Canon City, Colorado.................................................         44,286   Owned
  Johnstown, Pennsylvania..............................................         30,000   Owned
  Hamilton, Ontario....................................................         18,000   Leased (expires 2004)

UK MANUFACTURING FACILITIES
  Manuel...............................................................      1,068,497   Owned
  Worksop..............................................................        454,203   Owned
  Loxley...............................................................        364,669   Leased (expires 2012)
  Bawtry...............................................................        219,841   Owned
  Newton Cap...........................................................         15,220   Owned

CONTINENTAL EUROPE MANUFACTURING FACILITIES
  St.Ghislain, Belgium.................................................        537,763   Owned
  Libos, France........................................................        257,902   Owned
  Hautrage, Belgium....................................................        240,196   Owned
  Buzancais, France....................................................        183,459   Owned

CORPORATE OFFICES
  Carnegie, Pennsylvania...............................................         77,500   Owned

EUROPEAN CORPORATE OFFICES
  Alfreton, UK.........................................................          4,000   Leased (expires 2001)

    The corporate headquarters for Adience's operations are located in a facility which is also used for warehousing. The Hepworth Business also leases office facilities in Milan, Italy, Duisburg, Germany, Buzancais, France and Singapore.

    Depending on product mix, capacity in the refractories segment ranges from 650,000 to 700,000 tons of refractory products. The facilities are operating at various utilization rates with an overall utilization between 50% and 55%. Facilities in this segment are adequate and suitable for the business. Capital spending plans are primarily designed to modify existing product lines.

                                  LOCATION                                    SQUARE FOOTAGE      LEASED/OWNED
----------------------------------------------------------------------------  --------------  --------------------
CORPORATE OFFICES
  New York, New York........................................................                       Leased (expires
                                                                                       5,375                 2002)

ITEM 3. LEGAL PROCEEDINGS

    Adience's J.H. France unit, which was merged into Adience in December 1991, has been named as a party in approximately 3,400 pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in twelve jurisdictions principally by employees and former employees of certain customers of J.H. France and involving approximately 10,000 claimants, alleging in certain cases that a single product, a plastic insulating cement manufactured more than 20 years ago by J.H. France, caused them to suffer from asbestosis related diseases and in other cases alleging that products manufactured or sold by J.H. France caused silica related diseases. The majority of the lawsuits seek monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of the applicable jurisdictions, to $1.0 million each. J.H. France and its insurance carriers historically have settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Otherwise, J.H. France has been dismissed from certain of these lawsuits by agreement or upon application to the Court. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H. France, Adience, as successor in interest to BMI Inc. ("BMI"), has been named a party in approximately 500 similar pending lawsuits, some of which contain both multiple claimants and multiple defendants, filed in the States of Pennsylvania, Ohio, Michigan, West Virginia, Wisconsin, Kentucky, Indiana and North Dakota, principally by employees and former employees of certain customers of BMI and involving approximately 5,500 claimants, alleging that products produced by BMI caused silicosis in such persons, and in other cases alleging products manufactured or sold by BMI caused asbestos related diseases in such persons. The majority of such lawsuits seek monetary damages ranging from $20,000 each, which is the minimal jurisdictional requirement for personal injury cases in a majority of such state courts, to $1.0 million each. Adience and its insurance carriers historically have settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Otherwise, Adience has been dismissed from certain of those lawsuits by agreement or upon application to the Court. Punitive damages have also been claimed in some cases.

    Virtually all of the J.H. France and BMI claims discussed above, as well as all costs of defense for such cases, are covered by insurance. The J.H. France and BMI claims are covered by insurance policies issued by different insurance companies.

    The insurance companies which had issued policies covering the J.H. France cases initially denied coverage for these claims. In June 1993, the Supreme Court of Pennsylvania held that the insurance policies covering the claims in these J.H. France cases covered liabilities and defense costs up to the amounts of the limits of the respective policies, without regard to the period of time said policies were in effect. In addition to primary and excess liability policies, J.H. France purchased an excess "umbrella" policy which is the subject of pending litigation. An appeal is pending of a lower court ruling that the insurer may declare the excess umbrella policy void.

    Based upon Adience's experience in obtaining dismissals or settlements in closed cases, Adience anticipates, although no assurance can be given, that the expected costs and liabilities in all pending cases will be adequately covered by insurance and that the aggregate limits on the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the 3,400 J.H. France cases and in the 500 BMI cases.

    The Company and certain of its subsidiaries are defendants in other lawsuits, certain of which lawsuits are insured claims arising in the ordinary course of the operations of the Company and such subsidiaries; and none of which lawsuits management believes will have a material adverse effect on the operations, financial condition or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Alpine did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    Alpine's Common Stock, $0.10 par value (the "Alpine Common Stock"), has been listed on the New York Stock Exchange (the "NYSE") under the symbol AGI since October 11, 1996. Prior to that time, the Alpine Common Stock traded on the American Stock Exchange. The following table sets forth the range of high and low daily closing sales prices for the Alpine Common Stock for the last two fiscal years on the NYSE since October 11, 1996 and on the American Stock Exchange prior to such date.

                                                                                                         HIGH         LOW
                                                                                                         -----        ---
Fiscal 1996
  First Quarter.....................................................................................       6 1/2       4 1/4
  Second Quarter....................................................................................       6 3/4      4 3/16
  Third Quarter.....................................................................................       5 3/4       3 5/8
  Fourth Quarter....................................................................................       4 3/8      3 5/16

Fiscal 1997
  First Quarter.....................................................................................       5 3/4           4
  Second Quarter....................................................................................      7 9/16       4 3/8
  Third Quarter.....................................................................................       8 3/4       6 1/2
  Fourth Quarter....................................................................................       9 3/8       7 1/2

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At July 10, 1997, 16,984,481 shares of Alpine Common Stock were issued and outstanding, and there were approximately 6,000 record holders thereof.

    (c) Dividends

    Alpine has no recent history of paying dividends and does not currently intend to declare dividends on the Alpine Common Stock in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the Consolidated Financial Statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1997 are derived from the audited consolidated financial statements of Alpine.

                                                                    FISCAL YEAR ENDED APRIL 30, (1)
                                                       ----------------------------------------------------------
                                                          1993        1994        1995        1996        1997
                                                       ----------  ----------  ----------  ----------  ----------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATION DATA:
Net sales............................................  $   27,897  $   68,510  $  198,135  $  524,113  $  579,794
Cost of goods sold...................................      15,915      56,250     169,125     453,785     477,791
                                                       ----------  ----------  ----------  ----------  ----------
  Gross profit.......................................      11,982      12,260      29,010      70,328     102,003
Selling, general and administrative..................      10,482      12,168      20,487      35,148      40,833
Amortization of goodwill.............................         395       2,292       1,527       2,658       3,054
                                                       ----------  ----------  ----------  ----------  ----------
  Operating income (loss)............................       1,105      (2,200)      6,996      32,522      58,116
Interest income......................................         209         242         345       2,146       2,023
Interest (expense)...................................      (2,301)     (2,363)     (8,197)    (27,795)    (22,995)
Gain on sale of subsidiary stock.....................      --          --          --          --          80,397
Other income (expense), net..........................      (1,469)       (506)         28          22         505
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before
    income taxes.....................................      (2,456)     (4,827)       (828)      6,895     118,046
Provision for income taxes...........................      --             (68)       (348)     (1,676)    (53,103)
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before
    minority interest................................      (2,456)     (4,895)     (1,176)      5,219      64,943
Minority interest in earnings of subsidiary..........      --          --          --          --           8,097
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations...........      (2,456)     (4,895)     (1,176)      5,219      56,846
Loss from discontinued operations(2).................      (8,377)    (25,236)     (4,868)     (2,213)     --
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) before extraordinary (loss)..........     (10,833)    (30,131)     (6,044)      3,006      56,846
Extraordinary (loss) on early extinguishment of
  debt...............................................      (1,262)        (47)     --          (4,856)    (20,126)
                                                       ----------  ----------  ----------  ----------  ----------
    Net income (loss)................................  $  (12,095) $  (30,178) $   (6,044) $   (1,850) $   36,720
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Income (loss) from continuing operations...........  $    (0.32) $    (0.38) $    (0.11) $     0.23  $     3.04
  (Loss) from discontinued operations................       (0.94)      (1.78)      (0.27)      (0.12)     --
  Extraordinary (loss) on early extinguishment of
    debt.............................................       (0.14)     --          --           (0.27)      (1.09)
  Preferred stock redemption premium.................      --          --          --          --           (0.28)
                                                       ----------  ----------  ----------  ----------  ----------
  Net income (loss) per share of common stock........  $    (1.40) $    (2.16) $    (0.38) $    (0.16) $     1.67
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital......................................  $    7,256  $   24,594  $    7,080  $   50,679  $  134,967
Total assets.........................................      27,998     113,796     233,778     354,904     588,224
Total debt...........................................      13,651      43,745     119,179     209,777     310,824
Preferred stock......................................       4,677       6,177      17,250      11,758       1,927
Total stockholders' equity...........................      10,602      47,998      44,658      43,136      54,426

------------------------

(1) Alpine's results of operations have been significantly impacted by acquisitions in fiscal 1994, 1995 and 1996. On November 11, 1993, Alpine acquired Superior for $60.8 million in a combination of cash and Alpine Common Stock. On December 21, 1994, Alpine acquired Adience for $10.7 million in a combination of cash, Alpine 8% Preferred Stock and PolyVision Corporation common stock. On May 11, 1995, Alpine's subsidiary, Superior, completed the Alcatel Acquisition for $103.4 million in cash.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

(2) In July 1995, Alpine completed the spin-off of its information display segment, PolyVision Corporation, which consisted of Alpine PolyVision Inc. ("APV"), Posterloid Corporation and Information Display Technologies, Inc. The results of operations for this segment have been reflected as (loss) from discontinued operations for all the periods presented. See Note 7 to Alpine's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Alpine, through its subsidiaries, Superior TeleCom and Refraco, operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary (see Note 5 to the accompanying Consolidated Financial Statements) operates in the following industry segments: (i) copper wire and cable products for telecommunications applications through its subsidiary, Superior, and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE. Refraco, the Company's wholly-owned subsidiary, provides refractory products and services for the iron and steel, glass, aluminum, cement and co-generation industries. Refraco includes the operations of Adience (which was acquired on December 21, 1994) and Refraco UK (which was acquired on April 15, 1997 -- See Note 6 to the accompanying Consolidated Financial Statements).

RESULTS OF OPERATIONS

    The following comparative table includes operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the years ended April 30, 1995, 1996 and 1997. Further, pro forma operating data for fiscal 1995 is also included in the table to reflect the impact of the Adience and Alcatel Acquisitions as if they occurred on May 1, 1994. Such pro forma data, which incorporates the historical results of the Alcatel Business and Adience prior to their respective acquisition by Alpine (along with certain pro forma adjustments), is presented to provide comparability in analyzing industry segment operating data for fiscal 1995. The pro forma data is not necessarily indicative of the results that would have been achieved had such acquisitions actually occurred on May 1, 1994, nor are they necessarily indicative of Alpine's future results.

                                                                                FISCAL YEAR ENDED APRIL 30,
                                                                     --------------------------------------------------
                                                                               1995               1996         1997
                                                                     ------------------------  -----------  -----------

                                                                     HISTORICAL    PRO FORMA   HISTORICAL   HISTORICAL
                                                                     -----------  -----------  -----------  -----------
                                                                                   (DOLLARS IN MILLIONS)
Net sales
  Telecommunications wire and cable................................   $   136.6    $   340.8    $   384.2    $   442.5
  Data communications and electronics..............................        27.9         27.9         26.2         21.3
  Refractories.....................................................        33.6        100.9        113.7        116.0
                                                                     -----------  -----------  -----------  -----------
      Combined net sales...........................................       198.1        469.6        524.1        579.8
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------
Gross profit(1)(2)
  Telecommunications wire and cable................................   $    14.2    $    28.4    $    39.6    $    74.1
  Data communications and electronics..............................         8.2          8.2          7.9          5.5
  Refractories.....................................................         6.6         18.4         22.8         22.4
                                                                     -----------  -----------  -----------  -----------
      Combined gross profit........................................        29.0         55.0         70.3        102.0
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

                                                                                FISCAL YEAR ENDED APRIL 30,
                                                                     --------------------------------------------------
                                                                               1995               1996         1997
                                                                     ------------------------  -----------  -----------
                                                                     HISTORICAL    PRO FORMA   HISTORICAL   HISTORICAL
                                                                     -----------  -----------  -----------  -----------
                                                                                   (DOLLARS IN MILLIONS)
Selling, general and administrative expense(3)
  Telecommunications wire and cable................................   $     5.1    $     6.2    $     8.3    $     9.6
  Data communications and electronics..............................         6.5          6.5          5.8          5.9
  Refractories.....................................................         5.7         16.0         15.0         15.6
  Corporate........................................................         3.2          3.2          6.0          9.7
                                                                     -----------  -----------  -----------  -----------
      Combined selling, general and administrative expense.........        20.5         31.9         35.1         40.8
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------
Amortization of goodwill (4)
  Telecommunications wire and cable................................   $     1.0    $     1.4    $     1.5    $     1.7
  Data communications and electronics..............................      --           --           --           --
  Refractories.....................................................         0.5          1.2          1.2          1.4
                                                                     -----------  -----------  -----------  -----------
      Combined amortization of goodwill............................         1.5          2.6          2.7          3.1
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------
Operating income (3)
  Telecommunications wire and cable................................   $     8.1    $    20.8    $    29.9    $    62.8
  Data communications and electronics..............................         1.7          1.7          2.0         (0.4)
  Refractories.....................................................         0.4          1.2          6.6          5.4
  Corporate........................................................        (3.2)        (3.2)        (6.0)        (9.7)
                                                                     -----------  -----------  -----------  -----------
      Combined operating income....................................         7.0         20.5         32.5         58.1
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

                                                                                    AS A PERCENTAGE OF NET SALES
                                                                    ------------------------------------------------------------
Supplemental Data:
Gross margin
  Telecommunications wire and cable...............................         10.4%            8.3%           10.3%          16.7%
  Data communications and electronics.............................         29.4            29.4            30.2           25.8
  Refractories....................................................         19.6            18.2            20.1           19.3
  Combined gross margin...........................................         14.6            11.7            13.4           17.6
Operating income margin
  Telecommunications wire and cable...............................          5.9%            6.1%            7.8%          14.2%
  Data communications and electronics.............................          6.1             6.1             7.6           (1.9)
  Refractories....................................................          1.2             1.2             5.8            4.7
  Combined operating income margin................................          3.5             4.4             6.2           10.0

------------------------

(1) Cost of goods sold has been reduced by $4.5 million in fiscal 1995 to reflect changes in historical depreciation resulting from Alpine's allocation of the purchase price for the Superior, Adience and Alcatel Acquisitions.

(2) Cost of goods sold has been further reduced by $2.5 million in fiscal 1995 to reflect reduced operating expenses and other charges at Superior and Adience resulting primarily from the reduction in headcount at the Alcatel Business and the elimination of charges for non-recurring inventory write-downs at Adience. At the time of the Adience Acquisition, Alpine management determined that certain Adience product lines would be discontinued. Adience recorded a charge to reduce the carrying value of the related inventory to net realizable value, which charge has been eliminated in the pro forma results presentation.

(3) Selling, general and administrative expense has been adjusted to reflect changes to historical depreciation expense and eliminate expenses incurred by Adience, Superior and the Alcatel Business which would not have been incurred if the related acquisition had occurred on May 1, 1994. The elimination

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

    of these expenses amounted to $11.2 million in fiscal 1995, of which $9.1 million represented elimination of management fees and allocated administrative fees incurred by the Alcatel Business.

(4) Amortization of goodwill has been adjusted to reflect changes resulting from Alpine's allocation of the purchase price for the Superior, Adience and the Alcatel Acquisitions.

SUPPLEMENTAL DATA FOR THE TELECOMMUNICATIONS WIRE AND CABLE SEGMENT:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which is based upon a constant copper cost of $1.00 per pound for the indicated periods, provides additional meaningful information concerning Superior's sales and its gross margin percentage.

                                                                                        UNAUDITED PRO FORMA OPERATING
                                                                                                    DATA
                                                                                       -------------------------------
                                                                                          FISCAL YEARS ENDED APRIL,
                                                                                       -------------------------------

                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   327.6  $   350.4  $   431.9
Gross profit.........................................................................       28.4       39.6       74.1
Gross margin percentage..............................................................        8.7%      11.3%      17.1%

SUPERIOR--RESULTS OF OPERATIONS

    Superior achieved substantial growth in revenues and profitability in both fiscal 1997 and fiscal 1996. This growth was attributable to increased unit volume sales as well as improved market prices for its telecommunications wire and cable products.

    In fiscal 1997, Superior's net sales were $442.5 million representing an increase of $58.3 million, or 15.2%, as compared to fiscal 1996 net sales of $384.2 million. Comparative fiscal 1996 net sales reflected a similar trend, increasing by 12.7%, or $43.4 million, as compared to fiscal 1995 pro forma net sales. The comparative increase in fiscal 1997 and fiscal 1996 net sales adjusted to a constant copper cost of $1.00 per pound was 23.2% and 7.0%, respectively (see "Supplemental Data" for Superior included elsewhere herein).

    The increase in net sales in both fiscal 1997 and fiscal 1996 resulted from a number of factors including: (1) the increased demand in recent years for copper wire and cable products due to both the growth in new copper-based telephone access lines and increased maintenance spending by several of Superior's major telephone company customers; (2) an increase in Superior's market share in both fiscal 1996 and fiscal 1997 under new multi-year supply agreements entered into during such periods; and (3) the impact of price increases instituted during the latter half of fiscal 1996 on substantially all of Superior's long term supply agreements (which supply agreements comprise in excess of 90% of Superior's net sales). To keep pace with the growth in demand and increased market share, Superior has increased its annual production capacity (measured in billions of conductor feet or "bcf") from approximately 80 bcf in fiscal 1995 (on a pro forma basis) to approximately 97 bcf at the end of fiscal year 1997. Superior intends to further increase its bcf production capability in fiscal 1998 as required to meet additional anticipated product demand and market share growth (see "Financial Condition and Liquidity" for discussion of fiscal 1998 capital expenditure initiatives).

    Along with the increase in revenues in fiscal 1997 and fiscal 1996, Superior also achieved substantial growth in gross profit and a significant increase in its gross margin percentage during such fiscal periods. In fiscal 1997, gross profit increased $34.5 million, or 87.1%, to $74.1 million, as compared to fiscal 1996 gross profit of $39.6 million. The comparative increase in gross profit in fiscal 1996 was $11.2 million, or 39.4%, as compared to fiscal 1995 pro forma gross profit. The gross margin percentage for fiscal 1995 (pro forma), 1996 and 1997 based on (i) net sales as reported and (ii) net sales adjusted to constant copper price of $1.00 per pound (see "Supplemental Data" for Superior ) was as follows:

                                                                                              GROSS MARGIN PERCENTAGE
                                                                                                     BASED ON:
                                                                                             --------------------------
                                                                                               PRO FORMA     ADJUSTED
                                                                                               NET SALES     NET SALES
                                                                                             -------------  -----------
Fiscal 1995................................................................................          8.3%          8.7%
Fiscal 1996................................................................................         10.3%         11.3%
Fiscal 1997................................................................................         16.7%         17.1%

    Superior has generated sequentially improving gross margins for each fiscal quarter during the past two fiscal years, beginning with the first quarter of fiscal 1996 (which was the period in which the acquisition of the Alcatel Business was completed). The increasing gross margin for the past two fiscal years is attributable to a combination of factors, including: (i) the aforementioned price increases instituted primarily during the latter half of fiscal 1996 on substantially all of Superior's existing customer contract business; (ii) higher market prices on new long term supply agreement awards entered into in fiscal 1996 and fiscal 1997; (ii) manufacturing cost reductions resulting from the integration of the Alcatel Business and from capital expenditure initiatives focused on production efficiencies; and (iv) improved cost absorption resulting from higher sales volume. Market prices for the Company's telephone wire and cable products stabilized during the latter half of fiscal 1997 and management does not foresee any material changes in market prices in the near future. However, the Company plans to continue to invest in cost reduction projects to further its improvement in gross margin in fiscal 1998 and future years.

    Selling, general and administrative expenses ("SG&A expenses") increased from $6.2 million on a pro forma basis in fiscal 1995 to $8.3 million and $9.6 million in fiscal 1996 and fiscal 1997, respectively. The increase in SG&A expenses in fiscal 1996 and fiscal 1997 was attributable to (i) costs associated with incremental sales and marketing staff to support the increased level of sales activity, (ii) expansion of administrative activities, particularly in the area of information systems to support the level of growth and the integration of the Alcatel Business operations, and (iii) in fiscal 1997, the expansion of product development activities, including establishment and staffing of a product development facility in the fourth quarter of fiscal 1997.

    Commensurate with the growth in net sales and gross profit. Superior's operating income increased substantially in both fiscal 1997 and fiscal 1996. Operating income in fiscal 1997 was $62.8 million, representing an increase of 110.0%, as compared to fiscal 1996 operating income of $29.9 million. The comparative growth in fiscal 1996 operating income was $9.1 million or 43.8% as compared to pro forma fiscal 1995 operating income. During this same period, operating income as a percentage of net sales increased from 6.1% in fiscal 1995 (pro forma) to 7.8% and 14.2% in fiscal 1996 and fiscal 1997, respectively.

DNE--RESULTS OF OPERATIONS

    During fiscal 1997, DNE experienced declining sales and profitability associated with a slowdown in government procurement of DNE's military and electronic products and a decline in DNE's contract manufacturing activities related to overall softness in the semi-conductor equipment manufacturing sector. As a result, DNE's comparative net sales declined $4.9 million in fiscal 1997 and operating income decreased from $2.0 million in fiscal 1996 to an operating loss of $0.4 million in fiscal 1997. In fiscal 1996,

DNE's comparative revenues declined by 6.1% as compared to fiscal 1995; however, as a result of operating expense reductions, fiscal 1996 comparative operating income actually increased by approximately $0.4 million as compared to fiscal 1995.

    DNE has taken recent actions to reduce its manufacturing and general and administrative overhead by approximately $2.0 million (on an annual basis). DNE has also reallocated engineering resources toward developing enhancements to its multiplexer product line to provide for broader product application opportunities. The Company expects that, with the recent introduction of new products, government sales levels will improve in the future and that the trend of lower sales will be reduced or reversed which, when coupled with the aforementioned overhead cost reductions, should result in a near term improvement in DNE's profitability.

REFRACO--RESULTS OF OPERATIONS

    Refraco's net sales were $116.0 million for fiscal 1997 representing an increase of $2.3 million, or 2.0%, as compared to fiscal 1996 net sales. The increase in net sales resulted primarily from the contribution of $8.4 million in net sales from the Refraco U.K. operations, acquired on April 15, 1997 (see
Note 6 to the accompanying consolidated financial statements). Net sales of the U.S. operations of Refraco declined by $6.1 million, or 5.4%, to $107.6 million in fiscal 1997 as compared to $113.7 million in fiscal 1996.

    The decline in net sales of the U.S. operations resulted primarily from a slowdown in activities during the second half of fiscal 1997 throughout the operations. In particular, the Furnco construction division, which specializes in the rebuilding of coke ovens, and the specialty refractory block products division, which serves the plate glass industry, experienced a decline in net sales in the second half of fiscal 1997. A further factor contributing to the fiscal 1997 decline in net sales was a continuing strike at one of the Company's customer facilities.

    Refraco's fiscal 1996 net sales were $113.7 million, representing an increase of $12.8 million, or 12.7%, over pro forma fiscal 1995 net sales of $100.9 million. Approximately $6.0 million of the fiscal 1996 pro forma net sales increase was attributable to increased activity in the Furnco construction division and approximately $3.0 million was attributable to higher sales of refractory block products to the plate glass industry. The remainder of the fiscal 1996 comparative sales increase resulted from a number of factors, including favorable market conditions with modest increases in demand, introduction of new products and the entry into new geographic markets, including international markets.

    Refraco's gross profit for fiscal 1997 was $22.4 million representing a decrease of $0.4 million, or 1.8%, as compared to the $22.8 million in gross profit in fiscal 1996. The fiscal 1997 gross margin was 19.3%, as compared to a gross margin of 20.1% in fiscal 1996. After adjusting gross profit and gross margin to eliminate the impact of the Refraco UK Acquisition, gross profit and gross margin in fiscal 1997 was $21.1 million and 19.6%, respectively. The comparative decrease in the fiscal 1997 gross margin resulted primarily from the aforementioned reduction in sales in the Furnco construction division which contributes higher gross margins as compared to Refraco's other divisions.

    Refraco's gross profit for fiscal 1996 was $22.8 million representing an increase of $4.4 million, or 23.9%, as compared to pro forma gross profit of $18.4 million in fiscal 1995. Refraco's gross margin increased to 20.1% for fiscal 1996, as compared to 18.2% (pro forma) for fiscal 1995. The comparative gross margin improvement in fiscal 1996 was due primarily to the elimination of unprofitable product lines and cost reductions in Refraco's specialty block division, and a proportional increase in revenues from Refraco's Furnco construction division which, as previously noted, contributes higher gross margins as compared to Refraco's other divisions.

    Refraco's SG&A expense for fiscal 1997 was $15.6 million representing an increase of $0.6 million, or 4.0%, as compared to $15.0 million in fiscal 1996. After eliminating the increase resulting from the Refraco

UK Acquisition, SG&A decreased by $0.5 million, or 3.3%, to $14.5 million in fiscal 1997. The decrease in SG&A expense resulted principally from savings achieved from the consolidation of corporate facilities and functions and the elimination of expense associated with lower production and sales levels.

    Refraco's SG&A expense for fiscal 1996 was $15.0 million representing a decline of $1.0 million, or 6.3%, as compared to fiscal 1995 pro forma SG&A expenses of $16.0 million. Refraco's lower SG&A expenses in fiscal 1996 resulted from reductions in corporate staffing associated with the completion of an overall corporate reorganization and a reduction in sales and marketing staff associated with a consolidation of its sales force across product lines and markets.

    Refraco's operating income for fiscal 1997 was $5.4 million representing a decrease of $1.2 million, or 18.2%, as compared to $6.6 million in fiscal 1996. After eliminating the effect of the Refraco UK Acquisition, fiscal 1997 operating income was $5.3 million representing a decrease of $1.3 million, or 19.7%, as compared to fiscal 1996. The decrease in operating income resulted primarily from the reduction in net sales and gross margin in fiscal 1997, offset somewhat by lower SG&A expense.

    Refraco's operating income for fiscal 1996 was $6.6 million representing an increase of $5.4 million, or 450.0%, as compared to pro forma operating income of $1.2 million in fiscal 1995. Refraco's improved operating profit was attributable to higher sales, reductions in cost and overhead and elimination of unprofitable product lines.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in net sales of the Company's telecommunications wire and cable segment and its refractories segment resulted in fiscal 1997 comparative consolidated net sales increasing by 10.6% to $579.8 million. In fiscal 1996, net sales of $524.1 million reflected an increase over fiscal 1995 pro forma net sales of $469.6 million, or 11.6%, which increase was also attributable to the growth in sales of telecommunications wire and cable products and refractory products. The fiscal 1996 increase in net sales as compared to fiscal 1995 historical net sales amounted to 164.6% and was largely attributable to the revenues associated with the acquisition of the Alcatel Business and the acquisition of Adience.

    The increase in net sales, along with an associated increase in the telecommunications wire and cable segment's gross margins, gave rise to a consolidated comparative increase in gross profit of $31.7 million, or 45.1%, in fiscal 1997 and $15.3 million, or 27.8%, in fiscal 1996 (as compared to fiscal 1995 pro forma results).

    Consolidated SG&A expense in fiscal 1997 was $40.8 million, reflecting an increase of $5.7 million, or 16.2%, as compared to fiscal 1996. The major components of this increase included $1.3 million in higher SG&A expenses in the telecommunications wire and cable segment (discussed separately herein) and a $2.7 million increase in corporate expenses reflecting primarily (i) incremental separate public company related expenses incurred by Superior TeleCom since completion of the Offering, and (ii) an increase in variable based accounting charges for certain stock and performance option grants made in prior years, which charges were substantially impacted by the increase in the per share market value of the Company's common stock in fiscal 1997. In fiscal 1996, SG&A expense increased by $3.2 million, or 10.0%, as compared to fiscal 1995 pro forma SG&A expense. This increase was attributable to an increase in corporate expenses and in operating expenses of the telecommunication wire and cable segment.

    As a result of the increase in consolidated net sales and gross margin, operating income increased in fiscal 1997 by $25.6 million, or 78.8%, as compared to fiscal 1996. The increase in operating income in fiscal 1996 as compared to pro forma fiscal 1995 operating income was $12.0 million, or 58.5%, which was also attributable to the fiscal 1996 increase in net sales and gross margins. The actual operating income recorded in fiscal 1995 was $7.0 million, which differs from the pro forma operating income for such period of $20.5 million due to the aforementioned pro forma impact of the Alcatel Business operations and the acquisition of Adience.

    Consolidated interest expense for fiscal 1997 was $23.0 million, representing a decrease of $4.8 million, or 17.3%, as compared to consolidated interest expense of $27.8 million for fiscal 1996. The decrease in consolidated interest expense reflected primarily the reduction in borrowing costs resulting from the Reorganization and associated refinancing of a substantial portion of the Company's outstanding debt at lower effective interest rates (see Notes 5 and 10 to the accompanying Consolidated Financial Statements).

    Consolidated interest expense in fiscal 1996 of $27.8 million represented an increase of $19.6 million over fiscal 1995 interest expense of $8.2 million. This increase was due primarily to interest cost associated with debt assumed in the Adience acquisition and debt incurred in connection with the acquisition of the Alcatel Business.

    In October 1996, the Company completed the sale of 6,900,000 shares (amounting to 49.9% of the outstanding shares) of its Superior TeleCom subsidiary (see Note 5 to the accompanying Consolidated Financial Statements). Net cash proceeds from the sale amounted to approximately $101.6 million and resulted in a pre-tax gain of $80.4 million which was recorded as non-operating income. Current and deferred income tax expense related to this transaction of $39.0 million has been included in the Company's provision for income taxes. Thus, on an after tax basis, the net gain on sale of subsidiary stock in fiscal 1997 amounted to $41.4 million, or $2.24 per share.

    In fiscal 1997, the provision for income tax expense was $53.1 million. Included in the fiscal 1997 income tax provision was $39.0 million related to the gain on sale of subsidiary stock. Excluding income taxes associated with such gain, the fiscal 1997 effective tax rate would have been 37.5%. This compares with fiscal 1996 income tax expense of $1.7 million, representing an effective tax rate of 24.3%. The lower effective tax rate in fiscal 1996 was due to the availability of tax loss carryforwards not previously recognized to offset substantially all of the Company's federal income tax liability during such period.

    As a result of the aforementioned sale of a 49.9% interest in the common stock of Superior TeleCom, a minority interest charge of $8.1 million was recorded in fiscal 1997, representing the minority stockholders' interest in Superior TeleCom's net income from October 17, 1996 (date of Superior's initial public offering), through the end of the fiscal year.

    Fiscal 1997 net income from continuing operations was $56.8 million ($3.04 per share). However, excluding the after tax gain on sale of subsidiary stock, net income for fiscal 1997 was $15.4 million ($0.80 per share). Fiscal 1996 net income from continuing operations was $5.2 million ($0.23 per share). The comparative increase in net income from continuing operations for fiscal 1997 was due to the significant increase in operating income and somewhat lower interest expense, offset partially by minority interest charges and higher incremental tax rates. The fiscal 1996 comparative increase of $6.4 million in net income from continuing operations from $1.2 million loss from continuing operations for fiscal 1995 was due primarily to the impact of the acquired Alcatel Business operations and the acquisition of Adience, partially reduced by an increase in interest expense on acquisition related debt.

DISCONTINUED OPERATIONS

    The loss from discontinued operations recorded in fiscal 1995 and fiscal 1996 related to the dividend distribution of a substantial portion of the Company's common equity ownership in PolyVision Corporation. As a result of the distribution, the operations of PolyVision Corporation were reported as discontinued operations.

EXTRAORDINARY ITEM

    In fiscal 1997, the Company incurred an after tax extraordinary loss of $20.1 million on the early extinguishment of debt as compared with $4.9 million in fiscal 1996. The extraordinary losses related to major refinancings which were completed in both fiscal 1996 and fiscal 1997. See Note 10 to the accompanying Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    For the twelve months ended April 30, 1997, the Company generated $37.9 million in cash flow from operating activities, consisting of $59.0 million in cash flow generated from operations (net income plus non-cash charges) less $21.1 million in cash flow used for working capital changes. Cash used for investing activities amounted to $122.8 million which included $13.9 million in capital expenditures and $101.1 million used in the Refraco UK acquisition (see
Note 6 to the accompanying consolidated financial statements). Cash provided by financing activities amounted to $105.4 million, consisting of $156.4 million in long-term borrowings, $68.8 million in borrowings under the Company's revolving credit facilities and $62.7 million in net cash proceeds from the sale of subsidiary stock, offset by $140.1 million in repayments of long-term borrowings, $8.3 million in debt issuance costs, $15.0 million used for repurchases of the Company's preferred stock and $20.0 million used for the repurchase of Company and subsidiary treasury shares.

    As discussed in Note 5 to the accompanying consolidated financial statements, in October 1996 the Company completed the Reorganization involving two of its wholly owned subsidiaries, Superior and DNE. In connection with the Reorganization, Superior TeleCom (a new wholly owned subsidiary) became the parent company of Superior and DNE and (i) completed an initial public offering of 49.9% of its outstanding common stock for net proceeds of $101.6 million and
(ii) entered into a $150.0 million revolving credit facility of which net proceeds of approximately $116.7 million were borrowed as of the date of completion of the initial public offering. Net proceeds from these transactions aggregating $205.0 million were paid to Alpine. The completion of the initial public offering and related transactions resulted in the Company's ownership of Superior TeleCom being reduced to 50.1%. Cash proceeds received by Alpine from these transactions (net of applicable income taxes) along with $45.0 million in borrowings under an interim bank credit facility were applied as follows: (i) $48.5 million was used to repay in full the Company's existing revolving credit facility; (ii) $143.5 million was used to redeem at a premium $131.9 million face amount ($122.3 million recorded amount) of the Senior Notes; (iii) $15.6 million was used to redeem Alpine convertible preferred stock; and (iv) the balance was added to Alpine's cash, cash equivalents and marketable securities reserves.

    As a result of the aforementioned transactions, the Company substantially reduced the outstanding Senior Notes balance which carried an effective interest rate of 14.5%, resulting in a material reduction in the Company's cost of borrowings and interest expense. As of April 30, 1997, the remaining balance of Senior Notes outstanding amounted to $21.1 million principal amount ($19.4 million recorded amount).

    As discussed in Note 6 to the accompanying consolidated financial statements, in April 1997 the Company formed Refraco, a new holding company for its refractory segment, and acquired the Hepworth Business for a purchase price of approximately $106.0 million. Refraco (and its subsidiaries) entered into credit facilities aggregating $190 million, with the proceeds thereunder used to complete the Refraco UK Acquisition and repay the $45.0 million balance outstanding under the aforementioned interim credit facility. Included in the Refraco credit facilities is a $35.0 million revolving credit arrangement, of which $5.8 million was drawn at April 30, 1997.

    At April 30, 1997, the Company's consolidated long term debt was $310.8 million, with the components of such debt, on an entity basis, consisting of the following:

                                                                         (in)
Long term debt obligation of:                                       millions
Refraco and subsidiaries.......................................  $     170.0
Superior TeleCom and subsidiaries..............................        121.3
Alpine corporate...............................................         19.5
                                                                 -----------
                                                                 $     310.8
                                                                 -----------
                                                                 -----------

    The Company, on a consolidated basis, had $37.4 million in cash, cash equivalents and marketable securities at April 30, 1997. Of such amount, $4.9 million was maintained by Refraco and subsidiaries, $1.1 million by Superior TeleCom and subsidiaries, and $31.4 million at the Alpine corporate level. In addition to the Alpine corporate cash, cash equivalents and marketable securities, Alpine also holds approximately 6,470,000 shares (representing 50.1% common share ownership) of Superior TeleCom (NYSE:SUT) which, based on the closing price on July 22, 1997, had a market value of approximately $205.4 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $22.1 million. Superior TeleCom common stock owned by Alpine with a market value of $60.0 million is pledged as collateral to secure certain debt of Refraco.

    As of April 30, 1997, Superior TeleCom had approximately $38.3 million in excess funds availability under its revolving credit facility. Superior TeleCom's principal debt service commitments over the next 12 months amount to $0.4 million and management anticipates that capital expenditures of $9.0-$12.0 million will be required over such period. Superior TeleCom has typically generated substantial cash flows from operating activities. Since the Reorganization in October 1997, Superior TeleCom's cash flows from operating activities approximated $25.8 million. Management anticipates that Superior TeleCom will be able to generate sufficient cash flows from operating activities to meet its commitments (including principal debt service and capital expenditures). However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    At April 30, 1997, Refraco had $29.2 million in excess funds available under its revolving credit facility and an additional $4.9 million in cash and cash equivalents. Refraco's principle debt service commitments over the next twelve months amount to $2.7 million. Management also anticipates capital expenditures over the next twelve months of $10.0-$15.0 million of which approximately $6.0 million consist of specifically identified cost reduction initiatives and are not of a recurring nature. The Company anticipates that it will generate positive cash flow from its operating activities, and that such cash flows along with availability under its revolving credit facility and its cash and cash equivalents should be sufficient to meet the aforementioned obligations over the next twelve month period.

    The above mentioned refinancings of Superior TeleCom and Refraco resulted in a reduction of direct debt obligations at the Alpine corporate level to $19.4 million at April 30, 1997. However, the Superior TeleCom and Refraco credit arrangements include restrictions and/or limitations on dividends or other payments made by such subsidiaries to Alpine. For the next twelve month period, Alpine expects to fund its corporate activities (which includes approximately $6.0 million in estimated cash corporate overhead expenses and $2.5 million in interest expense) from allowable management fees payable by its subsidiaries to Alpine and from interest income, with any shortfall funded from Alpine's existing corporate cash, cash equivalents and marketable securities reserves.

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, AND CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT TERM INTEREST RATES AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Alpine's consolidated financial statements at April 30, 1996 and 1997 and for each of the three years in the period ended April 30, 1997 and the report of the independent accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    (b) The Company filed one Report on Form 8-K during the fourth quarter of fiscal 1997. The report, dated April 15, 1997 and filed April 30, 1997, reported the Hepworth Acquisition and the Refraco Credit Agreement and Term Loan Agreement entered into in connection therewith. On June 27, 1997, the Company filed Amendment No. 1 to the foregoing Report on Form 8-K/A which, among other things, included financial statements of the business acquired and unaudited pro forma condensed combined financial statements of the Company.

ITEM 14(C) EXHIBITS

  Exhibit
   Number                                     Description
------------  ----------------------------------------------------------------------------

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

 2(c)         Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel
                Acquisition Agreement, dated June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of Alpine for
                the year ended April 30, 1996 (the "1996 10-K")

  Exhibit
   Number                                     Description
------------  ----------------------------------------------------------------------------
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

 2(e)         Amendment to the Agreement and Plan of Merger, dated as of December 21,
                1994, by and among Information Display Technology, Inc., IDT PolyVision
                Acquisition Corp., IDT Posterloid Acquisition Corp., The Alpine Group,
                Inc., Alpine/ PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Alpine's Statement
                on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology Inc. dated May 5, 1995)

 2(f)         Amended and Restated Stock Purchase Agreement, dated as of October 11, 1994, by and among The Alpine Group, Inc. and certain stockholders of Adience,
                Inc. ("Adience") as listed therein, as amended (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                January 5, 1995)

 2(g)         Share Purchase Agreement, dated April 15, 1997, between Hepworth R. and M.
                Holdings Limited, Hepworth P.L.C., Refraco Holdings Limited and Alpine
                (incorporated herein by reference to Exhibit 1 to the Company's Current
                Report on Form 8-K dated April 15, 1997 (the "April 1997 8-K"))

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

  Exhibit
   Number                                     Description
------------  ----------------------------------------------------------------------------
 3(g)         By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the
                1995 10-K)

 4(a)         Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Superior
                Telecommunications Inc., Superior Cable Corporation and Marine Midland
                Bank ("Marine Midland"), as trustee (incorporated herein by reference to
                Exhibit 10(ee) to the 1995 10-K)

 4(b)*        Supplemental Indenture to the above Indenture, dated as of October 2, 1996, among Alpine, Superior, Adience, Superior Cable Corporation and Marine
                Midland, as trustee

 4(c)*        Second Supplemental Indenture to the above Indenture, dated as of January
                31, 1997, among Alpine, Superior, Adience, Superior Cable Corporation and
                Marine Midland, as trustee

 4(d)         Pledge Agreement, dated as of July 21, 1995, by and between Alpine and
                Marine Midland (incorporated herein by reference to Exhibit 10(ff) to the
                1995 10-K)

 4(e)*        Amendment, dated as of October 2, 1996, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement

 4(f)*        Amendment No. 2, dated as of January 27, 1997, between Alpine and Marine
                Midland, as trustee, to the above Pledge Agreement

 4(g)         Indenture, dated as of June 30, 1993, between Adience, Inc. ("Adience") and
                IBJ Schroder Bank & Trust Company ("IBJ"), as trustee (incorporated herein by reference to Registration Statement No. 33-72024 of Adience, Inc.)

 4(h)         Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between Adience and IBJ dated as of June 30, 1993 (incorporated herein by reference to Exhibit 10(cc) to the 1995 10-K)

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

  Exhibit
   Number                                     Description
------------  ----------------------------------------------------------------------------
 10(f)        Exchange Agreement, dated June 17, 1993 by and among Alpine, PV Partners,
                Suez Ventures, EUROC, and Samuel Montagu Finance (incorporated herein by reference to Exhibit 10.1 to the S-4 Registration Statement)

 10(h)        Amended and Restated Debt Exchange Agreement, dated as of October 11, 1994, among Alpine and certain debtholders of Adience as listed therein (as amended through April 14, 1995) (incorporated herein by reference to
                Exhibit 10(k) to the 1995 10-K)

 10(j)        Lease Agreement by and between ALP(TX) QRS 11-28, Inc., and Superior TeleTec
                Transmission Products, Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of
                Alpine for the Quarter ended January 31, 1994)

 10(k)        First Amendment to Lease Agreement, dated as of May 10, 1995, by and between
                ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the 1995 10-K)

 10(l)        Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS 11-28, Inc. and Superior Telecommunications Inc.
                (incorporated herein by reference to Exhibit 10(x) to the 1995 10-K)

 10(m)        Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX) QRWS 11-28, Inc. and Superior Telecommunications Inc.
                (incorporated herein by reference to Exhibit 10.12 to the Registration
                Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom, as
                filed with the Commission on August 9, 1996, as amended (the "TeleCom
                S-1"))

 10(n)        Amended and Restated Debt Exchange Agreement, dated as of October 11, 1994, among Alpine and certain debtholders of Adience as listed therein (as amended through April 14, 1995) (incorporated herein by reference to
                Exhibit 10(k) to the 1995 10-K)

 10(o)        Amendment dated as of June 30, 1995, to Amended and Restated Debt Exchange
                Agreement dated as of October 11, 1994, among Alpine and certain debtholders of Adience, as listed therein (incorporated herein by reference to Exhibit 10(bb) to the 1995 10-K)

 10(p)*       Form of Amendment dated as of October 15, 1995, to Amended and Restated Debt
                Exchange Agreement dated as of October 11, 1994, among Alpine and certain debtholders of Adience, as listed therein

 10(q)        Note Purchase Agreement by and among Alpine, Superior TeleTec, Inc.,
                Superior Cable Corporation and Nomura International Trust Company
                (incorporated herein by reference to Exhibit 3 to Alpine's Current Report on Form 8-K dated May 24, 1995)

 10(r)        Letter Agreement, dated May 24, 1995, by and between Alpine and PolyVision
                Corporation ("PolyVision") relating to $5,000,000 credit commitment
                (incorporated herein by reference to Exhibit 10(m) to 1995 10-K)]

  Exhibit
   Number                                     Description
------------  ----------------------------------------------------------------------------
 10(s)        Purchase Agreement, dated as of July 14, 1995, by and among Alpine, Adience,
                Superior Telecommunications Inc., Superior Cable Corporation, Merrill
                Lynch & Co., Nomura Securities International, Inc. and First Albany
                Corporation (incorporated herein by reference to Exhibit 10(p) to the 1995
                10-K)

 10(t)        Employment Agreement, dated as of April 26, 1996, by and between Alpine and
                Steven S. Elbaum (incorporated herein by reference to Exhibit 10(q) to the
                1996 10-K)

 10(u)        Employment Agreement, dated as of April 26, 1996, by and between Alpine and
                Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10(r) to the 1996 10-K)

 10(v)        Employment Agreement, dated as of April 26, 1996, by and between Alpine and
                Bragi F. Schut (incorporated herein by reference to Exhibit 10(s) to the
                1996 10-K)

 10(w)        Employment Agreement, dated as of April 26, 1996, by and between Alpine and
                Stephen M. Johnson (incorporated herein by reference to Exhibit 10(t) to the 1996 10-K)

 10(x)        Employment Agreement, dated as of April 26, 1996, by and between Alpine and
                David S. Aldridge (incorporated herein by reference to Exhibit 10(u) to the 1996 10-K)

 10(y)        Employment Agreement, dated as of April 26, 1996, between Superior and
                Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the TeleCom S-1)

 10(z)        Employment Agreement, dated as of October 17, 1996, between TeleCom and
                Steven S. Elbaum (incorporated herein by refrence to Exhibit 10(14) to the
                Quarterly Report: on Form 10-Q of Superior TeleCom, Inc. for the Quarter
                ended January 31, 1997)

 10(aa)       Alpine Pledge Agreement, dated as of April 15, 1997, made by Alpine in favor of Bankers Trust Company, as Collateral Agent for the benefit of the
                Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 4 to Amendment No. 1 to Alpine's Current Report on Form 8-K/A
                dated June 27, 1997 (the "June 1997 8-K/A").

 10(bb)       First Amendment, dated as of June 11, 1997, to the Alpine Pledge Agreement
                (incorporated herein by reference to Exhibit 5 to the June 1997 8-K/A).

 10(cc)       Guaranty, dated as of April 15, 1997, made by Alpine for the benefit of the
                Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 6 to the June 1997 8-K/A).

 10(dd)       First Amendment, dated as of June 11, 1997, to the Guaranty (incorporated herein by reference to Exhibit 7 to the June 1997 8-K/A).

 10(ee)       Credit Agreement, dated as of April 15, 1997, among Refraco, Inc., Adience,
                Refraco Holdings Limited, Hepworth Refractories (Holdings) Limited,
                various banks, and Bankers Trust Company, as Administrative Agent
                (incorporated herein by reference to Exhibit 2 to the April 1997 8-K).

 10(ff)       First Amendment, dated as of June 11, 1997, to the Credit Agreement
                (incorporated herein by reference to Exhibit 8 to the June 1997 8-K/A).

  Exhibit
   Number                                     Description
------------  ----------------------------------------------------------------------------
 10(gg)       Second Amendment, dated as of June 12, 1997, to the Credit Agreement
                (incorporated herein by reference to Exhibit 9 to the June 1997 8-K/A).

 10(hh)       Term Loan Agreement, dated as of April 15, 1997, among Refraco Inc., various banks, and Bankers Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 3 to the April 1997 8-K).

 10(ii)       First Amendment, dated as of June 11, 1997, to the Term Loan Agreement
                (incorporated herein by reference to Exhibit 10 to the 1997 8-K/A).

 10(jj)       Second Amendment, dated as of June 12, 1997, to the Term Loan Agreement
                (incorporated herein by reference to Exhibit 11 to the June 1997 8-K/A).

 10(kk)       Letter Agreement between the Company and Superior TeleCom, dated October 8,
                1996, relating to a capital contribution by the Company to Superior
                TeleCom (incorporated herein by reference to Exhibit 10.2 to the TeleCom
                S-1)

 10(ll)       Letter Agreement between the Company and Superior TeleCom, dated October 2,
                1996, relating to tax indemnification (incorporated herein by reference to
                Exhibit 10.5 to the TeleCom S-1)

 10(mm)       Tax Allocation Agreement among the Company, Superior TeleCom, and its subsidiaries, dated as of October 2, 1996 (incorporated herein by reference to Exhibit 10.9 to the TeleCom S-1)

 10(nn)       Exchange Agreement between the Company and Superior TeleCom, dated October
                2, 1996 (incorporated herein by reference to Exhibit 10.10 to the TeleCom
                S-1)

 10(oo)       Services Agreement, dated October 2, 1996, between the Company and Superior
                TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom
                S-1)

 10(pp)*      Amendment No. 1, dated as of May 1, 1997, to the Services Agreement.

 10(qq)       Revolving Credit Agreement among Superior TeleCom, each domestic subsidiary of Superior TeleCom, certain lending institutions and Bankers Trust
                Company, dated as of October 2, 1996 (incorporated herein by reference to
                Exhibit 10.6 to the TeleCom S-1)

 10(rr)       Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1)

 10(ss)*      1997 Interim Stock Option Plan

 10(tt)*      1997 Stock Option Plan

 21*          List of Subsidiaries

 23(a)*       Consent of Arthur Andersen LLP

 27*          Financial Data Schedule

------------------------

*   filed herewith

                         INDEX TO FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants..............................................         F-2
Consolidated balance sheets at April 30, 1996 and 1997................................         F-3
Consolidated statements of operations for the years ended April 30, 1995, 1996 and
  1997................................................................................         F-4
Consolidated statements of stockholders' equity for the years ended April 30, 1995,
  1996 and 1997.......................................................................         F-5
Consolidated statements of cash flows for the years ended April 30, 1995, 1996 and
  1997................................................................................         F-8
Notes to consolidated financial statements............................................        F-11

SCHEDULE:
Schedule I--Condensed Financial Information of Registrant (Parent Company)............        F-33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
The Alpine Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. ("Alpine") (a Delaware corporation) and subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These consolidated financial statements and the financial statement schedule referred to below are the responsibility of Alpine's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Alpine Group, Inc. and subsidiaries as of April 30, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen, LLP

Atlanta, Georgia
June 13, 1997

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    1,119  $   21,606
  Marketable securities...................................................................       7,713      15,807
  Accounts receivable (less allowance for doubtful
    accounts of $506 in 1996 and $2,631 in 1997)..........................................      60,670     119,506
  Inventories.............................................................................      68,990     119,234
  Other current assets....................................................................       7,850      17,321
                                                                                            ----------  ----------
      Total current assets................................................................     146,342     293,474
Property, plant and equipment, net........................................................      99,425     155,484
Long-term investments and other assets....................................................      26,403      32,388
Goodwill, net.............................................................................      82,734     106,878
                                                                                            ----------  ----------
      Total assets........................................................................  $  354,904  $  588,224
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................  $   53,167  $   85,906
  Accrued expenses........................................................................      40,364      69,948
  Current portion of long-term debt.......................................................       2,132       2,653
                                                                                            ----------  ----------
      Total current liabilities...........................................................      95,663     158,507
                                                                                            ----------  ----------
Long-term debt, less current portion......................................................     207,645     308,171
Minority interest in subsidiary...........................................................      --          22,094
Other long-term liabilities...............................................................       8,460      45,026
                                                                                            ----------  ----------
      Total liabilities...................................................................     311,768     533,798
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
  8% cumulative convertible preferred stock at liquidation value..........................       9,831      --
  9% cumulative convertible preferred stock at liquidation value..........................       1,927       1,927
  Common stock, $.10 par value; authorized 25,000,000 shares;
    19,307,012 shares issued in 1996 and 18,834,256 shares issued in 1997.................       1,931       1,883
  Capital in excess of par value..........................................................     113,843     113,459
  Cumulative translation adjustment.......................................................         (82)     (1,316)
  Unrealized loss on securities available for sale, net of deferred tax...................      --            (716)
  Accumulated deficit.....................................................................     (78,998)    (48,048)
                                                                                            ----------  ----------
                                                                                                48,452      67,189
Shares of common stock in treasury, at cost;
  1996, 1,025,496 shares; 1997, 1,612,047 shares..........................................      (4,806)    (12,130)
Receivable from stockholders..............................................................        (510)       (633)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      43,136      54,426
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  354,904  $  588,224
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED APRIL 30,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------

                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             DATA)
Net sales....................................................................  $  198,135  $  524,113  $  579,794
Cost of goods sold...........................................................     169,125     453,785     477,791
                                                                               ----------  ----------  ----------
  Gross profit...............................................................      29,010      70,328     102,003
Selling, general and administrative..........................................      20,487      35,148      40,833
Amortization of goodwill.....................................................       1,527       2,658       3,054
                                                                               ----------  ----------  ----------
  Operating income...........................................................       6,996      32,522      58,116
Interest income..............................................................         345       2,146       2,023
Interest (expense)...........................................................      (8,197)    (27,795)    (22,995)
Gain on sale of subsidiary stock.............................................      --          --          80,397
Other income, net............................................................          28          22         505
                                                                               ----------  ----------  ----------
  Income (loss) from continuing operations before income taxes...............        (828)      6,895     118,046
Provision for income taxes...................................................        (348)     (1,676)    (53,103)
                                                                               ----------  ----------  ----------
  Income (loss) from continuing operations before minority interest..........      (1,176)      5,219      64,943
Minority interest in earnings of subsidiary..................................      --          --           8,097
                                                                               ----------  ----------  ----------
  Income (loss) from continuing operations...................................      (1,176)      5,219      56,846
(Loss) from discontinued operations..........................................      (4,868)     (2,213)     --
                                                                               ----------  ----------  ----------
  Income (loss) before extraordinary (loss)..................................      (6,044)      3,006      56,846
Extraordinary (loss) on early extinguishment of debt.........................      --          (4,856)    (20,126)
                                                                               ----------  ----------  ----------
  Net income (loss)..........................................................      (6,044)     (1,850)     36,720
Preferred stock dividends....................................................        (801)     (1,098)       (575)
Preferred stock redemption premium...........................................      --          --          (5,195)
                                                                               ----------  ----------  ----------
    Net income (loss) applicable to common stock.............................  $   (6,845) $   (2,948) $   30,950
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per share of common stock:
  Income (loss) from continuing operations...................................  $    (0.11) $     0.23  $     3.04
  (Loss) from discontinued operations........................................       (0.27)      (0.12)     --
  Extraordinary (loss) on early extinguishment of debt.......................      --           (0.27)      (1.09)
  Preferred stock redemption premium.........................................      --          --           (0.28)
                                                                               ----------  ----------  ----------
    Net income (loss) per share of common stock..............................  $    (0.38) $    (0.16) $     1.67
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                                                                                                  8.5%
                                                                                                               CUMULATIVE
                                                                  9% CUMULATIVE            8% CUMULATIVE       CONVERTIBLE
                                                   CAPITAL         CONVERTIBLE              CONVERTIBLE         PREFERRED
                               COMMON STOCK          IN          PREFERRED STOCK          PREFERRED STOCK         STOCK
                          ----------------------   EXCESS    ------------------------  ----------------------  -----------
                           SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES      AMOUNT       SHARES
                          ---------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30,
  1994..................  18,073,512  $   1,808   $ 109,593       2,677    $   2,677      --       $  --            3,500
Compensation expense
  related to stock
  options and grants....    114,579          11         377
Dividends on preferred
  stock.................
Foreign currency
  translation...........
Conversion of
  convertible preferred
  stock.................    140,000          14         736        (750)        (750)
Conversion of
  convertible notes.....      7,165           1          40
Exercise of stock
  options...............     93,885           9         247
Shares issued for
  directors' fees.......                                 21
Purchase of treasury
  stock.................
Exchange of common stock
  for preferred stock...  (1,000,000)       (100)    (7,900)                             160,000       8,000
Acquisition of Adience,
  Inc...................                                                                  82,267       4,113
Repurchase of preferred
  stock.................                                                                  (5,787)       (290)
Net (loss) for the year
  ended April 30,
  1995..................
                          ---------  -----------  ---------       -----   -----------  ---------  -----------       -----
Balance at April 30,
  1995..................  17,429,141  $   1,743   $ 103,114       1,927    $   1,927     236,480   $  11,823        3,500
                          ---------  -----------  ---------       -----   -----------  ---------  -----------       -----
                          ---------  -----------  ---------       -----   -----------  ---------  -----------       -----


                                                       FOREIGN        TREASURY STOCK
                                       ACCUMULATED    CURRENCY    ----------------------  RECEIVABLE FROM
                            AMOUNT       DEFICIT     TRANSLATION   SHARES      AMOUNT      STOCKHOLDERS      TOTAL
                          -----------  ------------  -----------  ---------  -----------  ---------------  ---------

Balance at April 30,
  1994..................   $   3,500    $  (69,205)   $  --         (14,511)  $     (61)     $    (314)    $  47,998
Compensation expense
  related to stock
  options and grants....                                                                                         388
Dividends on preferred
  stock.................                      (801)                                                             (801)
Foreign currency
  translation...........                                    144                                                  144
Conversion of
  convertible preferred
  stock.................
Conversion of
  convertible notes.....                                                                                          41
Exercise of stock
  options...............                                                                                         256
Shares issued for
  directors' fees.......                                             10,221          43                           64
Purchase of treasury
  stock.................                                           (229,000)     (1,211)                      (1,211)
Exchange of common stock
  for preferred stock...
Acquisition of Adience,
  Inc...................                                                                                       4,113
Repurchase of preferred
  stock.................                                                                                        (290)
Net (loss) for the year
  ended April 30,
  1995..................                    (6,044)                                                           (6,044)
                          -----------  ------------  -----------  ---------  -----------         -----     ---------
Balance at April 30,
  1995..................   $   3,500    $  (76,050)   $     144    (233,290)  $  (1,229)     $    (314)    $  44,658
                          -----------  ------------  -----------  ---------  -----------         -----     ---------
                          -----------  ------------  -----------  ---------  -----------         -----     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                                                                                                8.5%
                                                                                                             CUMULATIVE
                                                                9% CUMULATIVE            8% CUMULATIVE       CONVERTIBLE
                                                 CAPITAL         CONVERTIBLE              CONVERTIBLE         PREFERRED
                             COMMON STOCK          IN          PREFERRED STOCK          PREFERRED STOCK         STOCK
                        ----------------------   EXCESS    ------------------------  ----------------------  -----------
                         SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES      AMOUNT       SHARES
                        ---------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30,
  1995................  17,429,141  $   1,743   $ 103,114       1,927    $   1,927     236,480   $  11,823        3,500
Compensation expense
  related to stock
  options and
  grants..............    123,584          12         591
Loans to
  stockholders........
Dividends on preferred
  stock...............
Foreign currency
  translation.........
Conversion of
  convertible
  preferred stock.....    737,476          74       3,804                                                        (3,500)
Conversion of
  convertible notes...     51,483           5         246
Exercise of stock
  options.............     46,060           5         115
Shares issued for
  directors' fees.....                                (18)
Purchase of treasury
  stock...............
Retirement of Adience
  11% Senior Notes....                                                                  44,900       2,244
Adience acquisition
  and debt exchange
  reset...............    919,268          92       4,945                              (84,731)     (4,236)
PolyVision merger and
  distribution........                              1,046
Net (loss) for the
  year ended April 30,
  1996................
                        ---------  -----------  ---------       -----   -----------  ---------  -----------  -----------
Balance at April 30,
  1996................  19,307,012  $   1,931   $ 113,843       1,927    $   1,927     196,649   $   9,831       --
                        ---------  -----------  ---------       -----   -----------  ---------  -----------  -----------
                        ---------  -----------  ---------       -----   -----------  ---------  -----------  -----------


                                                      FOREIGN         TREASURY STOCK
                                     ACCUMULATED     CURRENCY     ----------------------  RECEIVABLE FROM
                          AMOUNT       DEFICIT      TRANSLATION    SHARES      AMOUNT      STOCKHOLDERS      TOTAL
                        -----------  ------------  -------------  ---------  -----------  ---------------  ---------

Balance at April 30,
  1995................   $   3,500    $  (76,050)    $     144     (233,290)  $  (1,229)     $    (314)    $  44,658
Compensation expense
  related to stock
  options and
  grants..............                                                                                           603
Loans to
  stockholders........                                                                            (196)         (196)
Dividends on preferred
  stock...............                    (1,098)                                                             (1,098)
Foreign currency
  translation.........                                    (226)                                                 (226)
Conversion of
  convertible
  preferred stock.....      (3,500)                                                                              378
Conversion of
  convertible notes...                                                5,000          20                          271
Exercise of stock
  options.............                                                                                           120
Shares issued for
  directors' fees.....                                               11,042          59                           41
Purchase of treasury
  stock...............                                             (808,248)     (3,656)                      (3,656)
Retirement of Adience
  11% Senior Notes....                                                                                         2,244
Adience acquisition
  and debt exchange
  reset...............                                                                                           801
PolyVision merger and
  distribution........                                                                                         1,046
Net (loss) for the
  year ended April 30,
  1996................                    (1,850)                                                             (1,850)
                        -----------  ------------        -----    ---------  -----------         -----     ---------
Balance at April 30,
  1996................      --        $  (78,998)    $     (82)   (1,025,496)  $  (4,806)    $    (510)    $  43,136
                        -----------  ------------        -----    ---------  -----------         -----     ---------
                        -----------  ------------        -----    ---------  -----------         -----     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE YEARS ENDED APRIL 30, 1995, 1996 AND 1997

                                                                    9% CUMULATIVE            8% CUMULATIVE
                                                     CAPITAL         CONVERTIBLE              CONVERTIBLE
                                 COMMON STOCK          IN          PREFERRED STOCK          PREFERRED STOCK
                            ----------------------   EXCESS    ------------------------  ----------------------  ACCUMULATED
                             SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES      AMOUNT       DEFICIT
                            ---------  -----------  ---------  -----------  -----------  ---------  -----------  ------------
                                                          (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at April 30,
  1996....................  19,307,012  $   1,931   $ 113,843       1,927    $   1,927     196,649   $   9,831    $  (78,998)
Compensation expense
  related to stock options
  and grants..............    113,651          11       2,220
Loans to stockholders.....
Dividends on preferred
  stock...................                                                                                              (575)
Foreign currency
  translation.............
Redemption of preferred
  stock...................                                                                (196,649)     (9,831)
Preferred stock redemption
  premium.................                                                                                            (5,195)
Exercise of stock
  options.................    405,254          40       1,918
Employee stock purchase
  plan....................      8,339           1          48
Purchase of treasury
  stock...................
Retirement of treasury
  stock...................  (1,000,000)       (100)    (4,570)
Unrealized loss on
  securities available for
  sale....................
Net income for the year
  ended April 30, 1997....                                                                                            36,720
                            ---------  -----------  ---------       -----   -----------  ---------  -----------  ------------
Balance at April 30,
  1997....................  18,834,256  $   1,883   $ 113,459       1,927    $   1,927      --          --        $  (48,048)
                            ---------  -----------  ---------       -----   -----------  ---------  -----------  ------------
                            ---------  -----------  ---------       -----   -----------  ---------  -----------  ------------

                                          UNREALIZED
                                           (LOSS) ON
                              FOREIGN     SECURITIES       TREASURY STOCK
                             CURRENCY      AVAILABLE    --------------------  RECEIVABLE FROM
                            TRANSLATION    FOR SALE      SHARES     AMOUNT     STOCKHOLDERS      TOTAL
                            -----------  -------------  ---------  ---------  ---------------  ---------

Balance at April 30,
  1996....................   $     (82)    $  --        (1,025,496) $  (4,806)    $    (510)   $  43,136
Compensation expense
  related to stock options
  and grants..............                                                                         2,231
Loans to stockholders.....                                                            (123)         (123)
Dividends on preferred
  stock...................                                                                          (575)
Foreign currency
  translation.............      (1,234)                                                           (1,234)
Redemption of preferred
  stock...................                                                                        (9,831)
Preferred stock redemption
  premium.................                                                                        (5,195)
Exercise of stock
  options.................                                                                         1,958
Employee stock purchase
  plan....................                                                                            49
Purchase of treasury
  stock...................                              (1,586,551)   (11,994)                   (11,994)
Retirement of treasury
  stock...................                              1,000,000      4,670
Unrealized loss on
  securities available for
  sale....................                      (716)                                               (716)
Net income for the year
  ended April 30, 1997....                                                                        36,720
                            -----------        -----    ---------  ---------         -----     ---------
Balance at April 30,
  1997....................   $  (1,316)    $    (716)   (1,612,047) $ (12,130)    $    (633)   $  54,426
                            -----------        -----    ---------  ---------         -----     ---------
                            -----------        -----    ---------  ---------         -----     ---------

 The accompanying notes are an integral part of these consolidated statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED APRIL 30,
                                                                               -----------------------------------
                                                                                 1995        1996         1997
                                                                               ---------  -----------  -----------

                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Income (loss) from continuing operations...................................  $  (1,176) $     5,219  $    56,846
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
    Depreciation and amortization............................................      6,169       12,566       14,442
    Amortization of deferred debt issuance costs and accretion of debt
      discount...............................................................        885        2,564        2,157
    Compensation expense related to stock options and grants.................        388          603        2,231
    Provision (benefit) for deferred income taxes............................        (47)         (74)      16,681
    Minority interest in earnings of subsidiary..............................     --          --             8,097
    Gain on sale of subsidiary stock, net of income taxes....................     --          --           (41,427)
    Other, net...............................................................         30          271      --
    Change in assets and liabilities, net of effects from companies acquired:
      Accounts receivable....................................................     (8,001)       8,165       (4,509)
      Inventories............................................................     (3,164)        (975)         (48)
      Other current assets...................................................       (659)        (187)       1,134
      Other assets...........................................................     (2,126)        (268)      (1,082)
      Accounts payable and accrued expenses..................................     11,123        9,966      (13,781)
      Other long-term liabilities............................................       (241)         528       (2,867)
                                                                               ---------  -----------  -----------
Cash provided by continuing operations.......................................      3,181       38,378       37,874
                                                                               ---------  -----------  -----------

  Loss from discontinued operations..........................................     (4,868)      (2,213)     --
  Adjustments to reconcile loss from discontinued operations to net cash used for discontinued operations:
    Depreciation and amortization............................................        746      --           --
    Change in net assets.....................................................        (11)       1,257      --
                                                                               ---------  -----------  -----------
    Cash used for discontinued operations....................................     (4,133)        (956)     --
                                                                               ---------  -----------  -----------
Cash (used for) provided by operating activities.............................       (952)      37,422       37,874
                                                                               ---------  -----------  -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.........................................        802     (105,216)    (101,100)
  Capital expenditures for continuing operations.............................     (2,635)      (6,228)     (13,863)
  Capital expenditures for acquisition of BICC assets........................     --           (5,447)     --
  Investment in marketable securities........................................        477       (6,218)      (8,094)
  Advances to PolyVision Corporation.........................................     --           (3,086)      (2,467)
  Proceeds from sale of assets...............................................     --          --             3,174
  Other......................................................................        124         (222)        (455)
                                                                               ---------  -----------  -----------
Cash (used for) investing activities.........................................     (1,232)    (126,417)    (122,805)
                                                                               ---------  -----------  -----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       YEAR ENDED APRIL 30,
                                                                                ----------------------------------
                                                                                  1995        1996        1997
                                                                                ---------  ----------  -----------

                                                                                          (IN THOUSANDS)
Cash flows from financing activities:
  Short-term borrowings (repayments)..........................................  $  20,685  $  (21,000) $   --
  Borrowings under revolving credit facilities, net...........................     (1,530)     16,643       68,809
  Long-term borrowings of continuing operations...............................        636     281,726      156,442
  Repayments of long-term borrowings of continuing operations.................     (3,478)   (185,776)    (140,091)
  Proceeds from sale of stock of subsidiary, net of income taxes..............     --          --           62,672
  Proceeds from exercise of stock options.....................................        256         120        1,835
  Debt issuance costs.........................................................     --         (12,573)      (8,280)
  Redemption of preferred stock...............................................     --          --          (15,026)
  Dividends on preferred stock................................................       (505)       (720)        (575)
  Purchase of treasury shares.................................................     (1,211)     (3,656)     (11,994)
  Purchase of subsidiary common stock.........................................     --          --           (8,055)
  Other.......................................................................        370        (196)        (319)
                                                                                ---------  ----------  -----------
Cash provided by financing activities.........................................     15,223      74,568      105,418
                                                                                ---------  ----------  -----------
Net increase (decrease) in cash and cash equivalents..........................     13,039     (14,427)      20,487
Cash and cash equivalents at beginning of year................................      2,507      15,546        1,119
                                                                                ---------  ----------  -----------
Cash and cash equivalents at end of year......................................  $  15,546  $    1,119  $    21,606
                                                                                ---------  ----------  -----------
                                                                                ---------  ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                     YEAR ENDED APRIL 30,
                                                                             ------------------------------------
                                                                                1995        1996         1997
                                                                             ----------  -----------  -----------

                                                                                        (IN THOUSANDS)
Supplemental Disclosures:
  Cash paid for interest...................................................  $    5,615  $    19,810  $    23,913
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
  Cash paid for income taxes...............................................  $      287  $       631  $    27,741
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------
Noncash investing and financing activities:
  Exchange of common stock for preferred stock:
    Preferred stock acquired...............................................  $      750  $     7,736
                                                                             ----------  -----------
    Dividends on preferred stock exchanged.................................              $       451
                                                                                         -----------
    Common stock issued....................................................  $      750  $     8,915
                                                                             ----------  -----------
  Exchange of preferred stock for common stock:
    Common stock acquired..................................................  $    8,000
                                                                             ----------
    Preferred stock issued.................................................  $    8,000
                                                                             ----------
  Preferred stock issued in connection with the retirement of Adience 11%
    Senior Notes...........................................................              $     2,244
                                                                                         -----------
Acquisition of businesses:
  Assets, net of cash acquired.............................................  $  107,837  $   126,127  $   194,856
  Preferred stock issued...................................................      (4,113)     --           --
  Contingent consideration.................................................      (5,733)     --           --
  Liabilities assumed......................................................     (98,793)     (22,718)     (93,756)
                                                                             ----------  -----------  -----------
  Net cash (paid) received.................................................  $      802  $  (103,409) $  (101,100)
                                                                             ----------  -----------  -----------
Conversion of notes and exchange of debentures:
  Conversions and retirements of debt......................................  $       38  $       300
                                                                             ----------  -----------
  Fair value of common stock issued........................................  $       41  $       251
                                                                             ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. ("Alpine") and its majority-owned subsidiaries (collectively "Alpine" or the "Company", unless the content otherwise requires). All significant intercompany accounts and transactions have been eliminated.

    Alpine was incorporated in New Jersey on May 7, 1957 and was reincorporated in Delaware on February 3, 1987.

    Alpine's operations are carried out through its two subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Refraco Inc. ("Refraco"). Superior TeleCom, a 50.1% owned subsidiary (see Note 5) manufactures and sells (i) telecommunications wire and cable products through its subsidiary Superior Telecommunications Inc. ("Superior") and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary DNE Systems, Inc. ("DNE"). Superior manufactures copper telecommunications wire and cable products for the local loop segment of the telecommunications network. Superior contributed 76% of Alpine's fiscal 1997 consolidated revenues. DNE develops and manufactures data communications and other equipment, including multiplexers for defense, government and commercial applications and provides contract manufacturing services to the electronics industry. DNE's revenues comprised less than 4% of Alpine's fiscal 1997 consolidated revenues. Refraco, a wholly owned subsidiary, manufactures and installs refractory products, which are used primarily by the iron, steel, aluminum, glass and concrete industries. Refractory products are consumable materials used as insulation on surfaces exposed to high temperatures such as those generated by molten metals. Refraco operates through its subsidiaries, Adience, Inc. ("Adience") and Refraco UK Limited ("Refraco UK"), which was acquired on April 15, 1997 (see Note 6). Refraco contributed approximately 20% of Alpine's fiscal 1997 consolidated revenues.

    CONTRACT REVENUE RECOGNITION

    Revenues related to certain of DNE's and Refraco's long-term contracts are recognized by the percentage of completion method of accounting measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss. Recognized revenue is that percentage of total contractual revenue that incurred costs to date bear to estimated total costs after giving effect to the most recent estimates of costs to complete. All other revenues are recognized when the products are delivered or services performed.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost or market, using the first-in, first-out ("FIFO") or average cost method.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease terms. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

                                                                    5 to 40
Buildings and improvements........................................  years
                                                                    3 to 15
Machinery and equipment...........................................  years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement, or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 30 years. Accumulated amortization of goodwill at April 30, 1996, and 1997 was $5.0 million and $8.1 million, respectively. Alpine periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Impairments would be recognized in operating results if a permanent diminution in value occurred.

    DEFERRED FINANCING COSTS

    The costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets and are being amortized through the relevant maturity dates of the related debt.

    STOCK BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement defines a fair value based method of accounting for employee stock options. Companies may elect, however, to adopt SFAS No. 123 through a pro forma disclosure option, while continuing to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the disclosure option, companies must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

    Under the SFAS No. 123 fair value method, compensation expense is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation expense is recognized only to the extent of the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Alpine has elected to continue its practice of recognizing compensation expense for its stock option plans using the intrinsic value based method of accounting and to provide the required pro forma information required under SFAS No. 123 for stock options granted after May 1, 1995.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of Alpine's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at fiscal year-end. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of stockholders' equity, net of income tax expense, and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the fiscal year. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

    CONCENTRATIONS OF CREDIT RISK

    During fiscal 1995, 1996, and 1997, sales to the six regional Bell operating companies and two major independent telephone companies represented 77%, 88%, and 91%, respectively, of Superior's net sales. At April 30, 1996 and 1997, accounts receivable from these customers were $41.9 million, and $43.0 million, respectively.

    At April 30, 1996 and 1997, Refraco accounts receivable from customers in the iron and steel industry were $13.1 million and $45.7 million, respectively.

    USE OF ESTIMATES

    Alpine's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform with the 1997 presentation.

2. MARKETABLE SECURITIES

    The Company's short-term investments are comprised of marketable securities which are all classified as trading securities and are stated at fair value. Net unrealized holding gains and losses at fiscal year-end are included in net income and net realized gains and losses are determined at the time of sale on the specific identification cost basis.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVENTORIES

    The components of inventories are as follows:

                                                                                1996        1997
                                                                              ---------  ----------
                                                                                 (IN THOUSANDS)
Raw materials...............................................................  $  14,885  $   32,894
Work in process.............................................................     14,870      19,211
Finished goods..............................................................     39,235      67,129
                                                                              ---------  ----------
                                                                              $  68,990  $  119,234
                                                                              ---------  ----------
                                                                              ---------  ----------

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, consists of the following:

                                                                                1996        1997
                                                                              ---------  ----------
                                                                                 (IN THOUSANDS)
Land........................................................................  $   4,408  $   10,988
Buildings and improvements..................................................     26,755      41,758
Machinery and equipment.....................................................     84,712     129,412
                                                                              ---------  ----------
                                                                                115,875     182,158
Less accumulated depreciation...............................................     16,450      26,674
                                                                              ---------  ----------
                                                                              $  99,425  $  155,484
                                                                              ---------  ----------
                                                                              ---------  ----------

    Depreciation expense for the years ended April 30, 1995, 1996 and 1997 was $4.6 million, $9.9 million, and $11.4 million, respectively.

5. SALE OF SUBSIDIARY STOCK

    On October 2, 1996, the Company completed a reorganization and refinancing (the "Reorganization") of its then wholly-owned subsidiaries, Superior and DNE. In connection with the Reorganization (i) Superior issued the Company 20,000 shares of Superior's 6% Cumulative Preferred Stock ("Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share,
(ii) Superior and DNE declared a dividend to the Company of $117.1 million,
(iii) the Company contributed all of the common stock of both Superior and DNE to a newly-formed wholly-owned subsidiary, Superior TeleCom and (iv) Superior TeleCom entered into a revolving credit facility (the "Superior Credit Facility") (see Note 10), the proceeds of which were used to repay the intercompany debt then owed to the Company and to pay $63.8 million of the declared dividend.

    On October 17, 1996, Superior TeleCom sold 6,000,000 shares of its common stock in an initial public offering at $16.00 per share. Superior TeleCom used the net proceeds of approximately $88.3 million to fund the repayment of $34.4 million under the Superior Credit Facility and to pay to the Company the balance of the previously declared dividend. As a result of the offering, the Company's ownership interest in Superior TeleCom declined to 50.1% and the Company recorded a gain of $80.4 million ($41.4 million, or $2.24 per share, after provision for current and deferred income taxes).

    In November 1996, the underwriters of the initial public offering of Superior TeleCom exercised their overallotment option to purchase an additional 900,000 shares of Superior TeleCom common stock at

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. SALE OF SUBSIDIARY STOCK (CONTINUED)
$16.00 per share. Superior TeleCom used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million with the balance of such proceeds being used to reduce the amount outstanding under the Superior Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior Preferred Stock. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of the Superior TeleCom common stock, the Company's ownership interest in Superior TeleCom remained at 50.1%. On February 12, 1997, Superior redeemed at liquidation value an additional $11.3 million principal amount of Superior Preferred Stock.

6. ACQUISITIONS

    HEPWORTH ACQUISITION

    On April 15, 1997, the Company contributed all the capital stock of Adience to Refraco, a newly formed wholly-owned subsidiary of the Company. Concurrent with this transaction, Adience, through a newly formed wholly-owned subsidiary Refraco UK, acquired for $101.1 million 100% of the outstanding common stock of Hepworth Refractories (Holdings) Limited ("Hepworth"), a UK based worldwide manufacturer of refractory products. Upon completion of the acquisition, Hepworth changed its name to Refraco Holdings Limited ("RHL"). In connection with the acquisition, Refraco, Adience, Refraco UK and RHL entered into a $130.0 million Senior Secured Credit Facility and a $60.0 million Secured Floating Rate Loan Facility, the proceeds of which were used to pay the aforementioned purchase price and to refinance approximately $45.0 million of existing debt, with the balance available for working capital purposes. The acquisition has been accounted for using the purchase method, and accordingly, the results of operations of RHL have been included in the consolidated financial statements on a prospective basis from the date of the acquisition. The purchase price was allocated based upon estimated fair values of assets and liabilities at the date of acquisition, and is subject to adjustment. The excess of the purchase price over the net assets acquired was $28.7 million and is being amortized on a straight-line basis over 30 years.

    ALCATEL ACQUISITION

    During fiscal 1996, Alpine, through its Superior subsidiary, completed the acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA") for $103.4 million.

    The Alcatel Acquisition was accounted for using the purchase method, and accordingly, the results of operations of the Alcatel Business are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The purchase price was allocated based upon estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $17.2 million and is being amortized on a straight line basis over 30 years.

    ADIENCE ACQUISITION

    During fiscal 1995, Alpine acquired 82.3% of the outstanding common stock of Adience which, when combined with Adience common stock previously purchased by Alpine, resulted in Alpine owning 87.2% of Adience's outstanding common stock on such date (the "Adience Acquisition"). The purchase price

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. ACQUISITIONS (CONTINUED)
consideration consisted of 82,267 shares of Alpine's 8% cumulative convertible senior preferred stock ("8% Preferred Stock"), with a liquidation preference of $4.1 million, 170,615 shares of PolyVision (see Note 7) common stock (subject to a valuation reset under certain conditions) and $2.6 million in cash. On July 21, 1995, Alpine acquired the remaining 12.8% of Adience common stock for $1.8 million in cash.

    During fiscal 1996 and 1997, the former Adience stockholders agreed to exchange all of the shares of the 8% Preferred Stock received in the Adience Acquisition and to terminate the right to receive $5.7 million in additional consideration payable under the aforementioned valuation reset, in consideration for the issuance by Alpine of 491,184 shares of Alpine common stock, the delivery of 129,542 additional shares of PolyVision common stock and the payment of $2.4 million in cash. The excess of the amount of the valuation reset consideration due over the fair market value of the consideration issued in this transaction was accounted for as a reduction in the purchase price of Adience's common stock.

    Also in connection with the Adience Acquisition, Alpine entered into a debt exchange agreement with the holders of a majority of Adience's 11% Senior Notes. The debt exchange agreement, which was completed on July 21, 1995, resulted in Alpine retiring $44.1 million aggregate principle amount of Adience's 11% Senior Notes ($40.1 million recorded amount) for $35.3 million in cash, 44,900 shares of 8% Preferred Stock with a liquidation preference of $2.2 million, and 66,801 shares of PolyVision common stock (subject to a valuation reset under certain conditions). On October 31, 1995, the former Adience note holders agreed to exchange all of the shares of 8% Preferred Stock received in the debt exchange and to terminate the right to receive $1.5 million in value under the valuation reset, in consideration for the issuance by Alpine of 428,084 shares of Alpine common stock and the delivery of 121,929 additional shares of PolyVision common stock. The difference between the recorded value of the Adience 11% Senior Notes and the value of the exchange consideration paid or issued by Alpine in the debt exchange was recorded as a reduction in the purchase price for Adience's common stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. ACQUISITIONS (CONTINUED)
    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations which give effect to the Hepworth acquisition and Alcatel Acquisition as if both transactions had occurred on May 1, 1995 are presented below. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                                  PRO FORMA
                                                                                            ----------------------
                                                                                                 (UNAUDITED)
                                                                                            ----------------------

                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE AMOUNTS)
Net sales.................................................................................  $  787,319  $  808,418
Income from continuing operations before income taxes.....................................      10,047     120,314
Income from continuing operations.........................................................       6,850      58,615
(Loss) from discontinued operations.......................................................      (2,213)     --
Extraordinary (loss) on early extinguishment of debt......................................      (4,856)    (20,126)
Net income (loss) applicable to common stock..............................................      (1,317)     32,719

Net income (loss) per share of common stock:
  Income from continuing operations.......................................................  $     0.32  $     3.14
  (Loss) from discontinued operations.....................................................       (0.12)     --
  Extraordinary (loss) on early extinguishment of debt....................................       (0.27)      (1.09)
  Preferred stock redemption premium......................................................      --           (0.28)
                                                                                            ----------  ----------
    Net income (loss) per share...........................................................  $    (0.07) $     1.77
                                                                                            ----------  ----------
                                                                                            ----------  ----------

7. DISCONTINUED OPERATIONS

    In fiscal 1995, Alpine adopted a plan to dispose of its information display segment consisting of its interest in Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid") resulting in the historical financial statements of Alpine being restated to reflect such operations as discontinued. In May 1995, APV and Posterloid were merged (the "PolyVision Merger") into PolyVision Corporation ("PolyVision") (formerly Information Display Technology, Inc.), a subsidiary of Adience.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock (the "PolyVision Spin-Off"). This distribution, when combined with shares of PolyVision common stock used as partial consideration in connection with the Adience Acquisition, resulted in the ownership by Alpine of less than 20% of the outstanding shares of PolyVision common stock. Accordingly, Alpine is accounting for its remaining interest in PolyVision as a long-term investment (see Note 8). Because the shares of PolyVision common stock distributed had a negative book value, Alpine's stockholders' equity was not reduced by the PolyVision Spin-Off. During fiscal 1995 and 1996, the Company recorded a loss from PolyVision's discontinued operations of $4.9 million and $2.2 million, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. LONG-TERM INVESTMENTS AND OTHER ASSETS

    Long-term investments and other assets consist of the following:

                                                                                 1996       1997
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Equity investment in PolyVision (a)..........................................  $  11,502  $  10,400
Advances to PolyVision (b)...................................................      3,086      5,553
Deferred financing charges (net of accumulated amortization).................      8,483      9,414
Other assets.................................................................      3,332      7,021
                                                                               ---------  ---------
                                                                               $  26,403  $  32,388
                                                                               ---------  ---------
                                                                               ---------  ---------

------------------------

(a) Alpine's investment in PolyVision consists of $25.2 million face amount of PolyVision 8% preferred stock and PolyVision common stock with a fair market value of $0.4 million at April 30, 1997. The common stock owned by the Company is classified as an equity security available for sale, with unrealized gains and losses at fiscal year-end included as a component of stockholders' equity, until realized. During fiscal 1997, the market price of PolyVision's common stock declined resulting in the Company recording a $716,000 reduction (net of related tax impact) in stockholders' equity. The Company has assessed the remaining investment in PolyVision and considers it to be fairly valued based on financial models and projections prepared by PolyVision management. The financial models and projections are based on assumptions which may or may not be realized. The value of this investment will be periodically reevaluated for any impairment.

(b) Advances to PolyVision consist of the following:

        (i) $5.0 million unsecured note and with interest based on Alpine's average cost of debt (8.5% at April 30, 1997). The principal balance is due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private equity or debt financing by PolyVision at any time before maturity. Alpine has committed to provide financial support to PolyVision, if necessary, during fiscal 1998. Any advances made pursuant to this committment are not expected to be material to Alpine's financial position or liquidity.

        (ii) $0.6 million unsecured note with interest at Alpine's average cost of funds.

9. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                 1996       1997
                                                                               ---------  ---------
                                                                                  (IN THOUSANDS)
Accrued wages, salaries and employee benefits................................  $   7,854  $  19,416
Accrued insurance............................................................     10,693      9,646
Accrued interest.............................................................      5,770      2,291
Other accrued expenses.......................................................     16,047     38,595
                                                                               ---------  ---------
                                                                               $  40,364  $  69,948
                                                                               ---------  ---------
                                                                               ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. DEBT

    During the year ended April 30, 1997, the Company refinanced a substantial portion of its outstanding debt and entered into new credit facilities in connection with the Reorganization (see Note 5) and the Hepworth acquisition (see Note 6).

    The refinancing associated with the Reorganization included (i) repayment and termination of Alpine's existing revolving credit facility (with a balance of $48.5 million on the date of repayment) and (ii) the redemption at a premium of $131.9 million face amount ($122.3 million recorded amount) of the Company's 12.25% Senior Secured Notes (the "Senior Notes"). The funds utilized to complete this refinancing included approximately $120.0 million from net borrowings under the Superior Credit Facility, $45.0 million in net proceeds from a bank credit facility ("Interim Credit Facility") obtained in January 1997, and the balance being funded by a portion of the net proceeds from the Superior TeleCom initial public offering (see Note 5).

    The refinancing associated with the Hepworth acquisition included (i) $100.8 million in borrowings under a $130.0 million Senior Secured Credit Facility (including $35.0 million under a revolving credit facility, $50.0 million under a term loan A and $45.0 million under a term loan B) and $60.0 million in borrowings under a Secured Floating Rate Note Facility. Proceeds from these credit facilities were used to complete the Hepworth acquisition (See Note 6) and repay the $45.0 million Interim Credit Facility described above.

    In connection with the aforementioned refinancings, the Company recognized an after tax extraordinary charge of $20.1 million ($1.09 per share), on the early extinguishment of debt. This charge represents the premium paid on the redemption of the Senior Notes, prepayment penalties related to the termination of the existing Alpine revolving credit facility, and the associated write-off of the unamortized portion of deferred loan fees related to the debt extinguished.

    At April 30, 1996 and 1997, long-term debt consists of the following:

                                                                                1996        1997
                                                                             ----------  ----------
                                                                                 (IN THOUSANDS)
Superior revolving credit facility (a).....................................  $   --      $  111,657
Refraco floating rate note (b).............................................      --          60,000
Refraco revolving credit facility (c)......................................      --           5,805
Refraco term loan A (c)....................................................      --          50,000
Refraco term loan B (c)....................................................      --          45,000
12.25% Senior Secured Notes (principal amount $153.0 million and $21.1
  million, respectively at April 30, 1996 and 1997, respectively) (d)......     141,070      19,382
Alpine revolving credit facility...........................................      48,654      --
Mortgage loan (e)..........................................................       4,996       3,834
Lease finance obligations (f)..............................................       5,853       5,801
Other......................................................................       9,204       9,345
                                                                             ----------  ----------
    Total debt.............................................................     209,777     310,824
Less current portion of long-term debt.....................................       2,132       2,653
                                                                             ----------  ----------
                                                                             $  207,645  $  308,171
                                                                             ----------  ----------
                                                                             ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. DEBT (CONTINUED)
    At April 30, 1997, the fair value of Alpine's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities, approximates its recorded value.

    The aggregate maturities of long-term debt for the five years subsequent to April 30, 1997, are as follows (in thousands):

Fiscal year
1998..................................................................  $   2,653
1999..................................................................      5,548
2000..................................................................      6,564
2001..................................................................     20,683
2002..................................................................    117,410
Thereafter............................................................    157,966
                                                                        ---------
                                                                        $ 310,824
                                                                        ---------
                                                                        ---------

------------------------

(a) Interest on the Superior Credit Facility is payable quarterly based upon the base rate (prime) plus 0.5% or the Eurodollar rate plus 1.50%. The variable components of these rates are subject to periodic adjustment after October 1997 based on the ratio of debt to cash flow (as defined). The Superior Credit Facility has a five-year term with a total commitment of $150.0 million, which is reduced by $25.0 million in October 1999 and October 2000. Loans under the Superior Credit Facility are guaranteed by Superior TeleCom's domestic subsidiaries (but not by Alpine) and are secured by substantially all of the assets of Superior TeleCom and by the stock of each of Superior TeleCom's domestic subsidiaries.

(b) The Refraco floating rate note facility is due in 2006. Interest is based upon the base rate (prime) plus 2.75% or the Eurodollar rate plus 3.75%. Interest is payable quarterly in the case of base rate notes but may be payable over shorter periods in the case of Eurodollar rate notes. The Refraco floating rate notes are secured by a pledge of substantially all of the common stock of Refraco's operating subsidiaries and are guaranteed by Alpine. The Alpine guaranty is secured by the pledge of the common stock of Refraco and a portion of the common stock of Superior TeleCom owned by Alpine with a market value of $60.0 million.

(c) The Refraco revolving credit facility represents borrowings by Adience and RHL. Borrowings under the facility may be made by either Adience or RHL (subject to certain sublimits) but may not exceed $35.0 million in the aggregate. Interest on the outstanding balance is based upon the base rate (prime) plus 1.50% or the Eurodollar rate plus 2.50% and is payable at least quarterly. The facility terminates on April 15, 2003.

   The Refraco term loan A represents the dollar equivalent of pounds sterling borrowings by Refraco UK and is repayable in varying amounts over six years with interest payable at least quarterly based upon the base rate (prime) plus 1.50% or the Eurodollar rate plus 2.50%.

   The Refraco term loan B represents borrowings by both Adience ($35.0 million) and Refraco UK ($10.0 million), with such borrowings repayable in varying amounts over eight years with interest

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. DEBT (CONTINUED)
    payable at least quarterly based upon the base rate (prime) plus 3.00% or the Eurodollar rate plus 3.00%.

   All borrowings under the above described credit arrangements are guaranteed by Refraco. All borrowings of Refraco UK and RHL are guaranteed by Adience. Refraco UK has guaranteed all borrowings of RHL, and RHL has guaranteed all borrowings of Refraco UK. The stock of all subsidiaries of Adience has been pledged to secure certain of these guarantees. The obligations under these credit arrangements are secured by substantially all of the assets of Adience, Refraco UK and RHL.

(d) The Senior Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

(e) The mortgage loan is payable by DNE to the Connecticut Development Authority. The loan was repaid in full in June 1997.

(f) The lease finance obligations result from the sale/leaseback of two properties which, because of the Company's continuing involvement in the form of repurchase options, have been recorded under the finance method. The lease finance obligations at April 30, 1997 consisted of: (a) $5.0 million related to the sale/leaseback of a Superior manufacturing facility and (b) $801,000 related to the sale/leaseback of a manufacturing facility previously owned by DNE. The term of the Superior leaseback is 20 years, with five additional option terms (at Superior's election) of five years each. Superior has a one-time option to repurchase the property during the eleventh year of the lease. Superior's annual lease payments are $630,000, subject to adjustment. The term of the DNE leaseback is nine years, and annual lease payments are approximately $178,000, subject to adjustment. Alpine has an option to repurchase the property during the fourth and fifth years of the lease term.

11. INCOME (LOSS) PER SHARE

    Net income (loss) per share was determined by dividing net income (loss), as adjusted, by the applicable weighted average number of common and common equivalent shares outstanding. Stock options are considered to be common stock equivalents. The income (loss) was adjusted by (i) the aggregate amount of dividends on Alpine's preferred stock, which amounted to $801,000, $1.1 million and $575,000 in fiscal 1995, 1996 and 1997, respectively, and (ii) the premium paid on the redemption of preferred stock in fiscal 1997 of $5.2 million (see
Note 19). The number of shares used in computing income (loss) per share was 17,857,905, 17,987,219 and 18,500,809 in fiscal 1995, 1996 and 1997, respectively.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 revises the current EPS methodology, retroactively, and will be effective for the Company beginning with its quarter ended January 31, 1998. Had SFAS No. 128 been implemented as of April 30, 1997, the reported EPS as of April 30, 1997 would not be materially different.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK BASED COMPENSATION PLANS

    Effective January 1, 1997, the Company established the Alpine Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the fair market value on the day immediately prior to the first day of a calendar quarter or on the last day of a calendar quarter. There are 500,000 shares of Alpine common stock reserved under the ESPP, of which 8,339 were issued to employees during fiscal 1997.

    Alpine has two long term equity incentive plans (collectively the "Plans"). The 1987 Long-Term Equity Incentive Plan (the "1987 Plan") has 2,440,215 shares of common stock reserved for issuance, whereas the 1997 Interim Stock Option Plan (the "1997 Plan") has 536,900 shares of common stock reserved for issuance. There were 27,561 shares of common stock available under the Plans for granting of options at April 30, 1996 and no shares available for granting at April 30, 1997. Participation in the Plans is limited generally to key employees and directors of Alpine and its subsidiaries. The Plans provide for grants of incentive and non-incentive stock options. In addition to options, the Plans permit the grant of stock appreciation rights ("SARs") and phantom stock units ("Units"). Under the Plans, options are not exercisable in the first year nor after ten years from the date of grant.

    Statement No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans (including options issued under the Plans and the ESPP). Application of the provisions of APB No. 25 resulted in a charge to earnings of $1.4 million in fiscal 1997 for certain performance based stock options granted in prior years. However, had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, Alpine's net income (loss), net income (loss) applicable to common stock and net income (loss) per share of common stock for fiscal 1996 and 1997 would approximate the pro forma amounts below:

                                                                          1996                      1997
                                                                ------------------------  ------------------------
                                                                AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                                -----------  -----------  -----------  -----------

                                                                                           (IN THOUSANDS, EXCEPT
                                                                 (IN THOUSANDS, EXCEPT              PER
                                                                    PER SHARE DATA)             SHARE DATA)
Net income (loss)                                                $  (1,850)   $  (2,254)   $  36,720    $  35,668
Net income (loss) applicable to common stock                        (2,948)      (3,352)      30,950       29,898
Net income (loss) per share of common stock                          (0.16)       (0.19)        1.67         1.64

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 6.42%, and expected life of 5 years. The weighted average per share fair value of options granted during fiscal 1996 and 1997 was $2.33 and $3.73, respectively.

    The Black-Sholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK BASED COMPENSATION PLANS (CONTINUED) management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for fiscal 1996 and 1997:

                                                                   SHARES          PRICE
                                                                 OUTSTANDING       RANGE
                                                                 -----------  ---------------
Outstanding at April 30, 1995..................................   1,715,896   $   2.50-$12.00
  Exercised....................................................     (80,816)  $    2.05-$3.33
  Canceled.....................................................    (132,528)  $    2.46-$6.66
  Adjustment for PolyVision Spin-Off...........................     361,059
  Granted......................................................   1,368,133   $    3.75-$5.13
                                                                 -----------
Outstanding at April 30, 1996..................................   3,231,744   $    2.05-$9.84
  Exercised....................................................    (419,545)  $    2.05-$7.23
  Canceled.....................................................    (419,576)  $    3.14-$9.84
  Granted......................................................     879,747   $    3.14-$8.13
                                                                 -----------
Outstanding at April 30, 1997..................................   3,272,370   $    2.05-$9.84
                                                                 -----------
                                                                 -----------

    In November 1996, the exercise price of stock options outstanding and the number of Alpine shares which such options were exercisable into were adjusted to reflect the effect of the PolyVision Spin-Off (see Note 7).

    Information with respect to stock-based compensation plan stock options outstanding and exercisable at April 30, 1997 is as follows:

                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
               -----------------------------------------  ----------------------------
                                 WEIGHTED-
                   NUMBER         AVERAGE     WEIGHTED-       NUMBER        WEIGHTED-
  RANGE OF       OUTSTANDING     REMAINING     AVERAGE      EXERCISABLE      AVERAGE
  EXERCISE      AT APRIL 30,    CONTRACTUAL   EXERCISE     AT APRIL 30,     EXERCISE
   PRICES           1997           LIFE         PRICE          1997           PRICE
-------------  ---------------  -----------  -----------  ---------------  -----------
$2.05-$3.75        1,074,429    5.44 years    $    3.08         612,986     $    2.72
$3.80-$5.75        1,277,937    7.39          $    5.27         387,937     $    5.35
$5.80-$7.75           70,750    3.08          $    6.19          68,116     $    6.19
$7.80-$9.84          849,254    8.07          $    8.15         302,836     $    8.18
               ---------------                            ---------------
                   3,272,370    6.83          $    5.31       1,371,875     $    4.84
               ---------------                            ---------------
               ---------------                            ---------------

    Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At April 30, 1997, there are 142,464 shares available for issuance. During fiscal 1996 and 1997, non-cash compensation expense of $603,000 and $900,000, respectively, was recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan.

13. POSTRETIREMENT HEALTH CARE BENEFITS

    Superior provides postretirement employee health care benefits for certain employees. The policy provides each employee and spouse, upon reaching normal or early retirement and upon achieving certain

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. POSTRETIREMENT HEALTH CARE BENEFITS (CONTINUED) minimum service requirements, a fixed monthly benefit for the purchase of Superior-sponsored health care insurance. The amount of the fixed monthly benefit will not be increased in the future, notwithstanding medical-based inflation cost increases.

    The accumulated postretirement health care benefit obligation, which is included in long-term liabilities in the accompanying balance sheets, consisted of the following at April 30, 1996 and 1997:

                                                                               1996       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Retirees...................................................................  $     427  $     327
Fully eligible active plan participants....................................        284        306
Other active plan participants.............................................        571        632
                                                                             ---------  ---------
                                                                                 1,282      1,265
Unrealized net gain from past experiences and change in assumptions........        211        178
                                                                             ---------  ---------
                                                                             $   1,493  $   1,443
                                                                             ---------  ---------
                                                                             ---------  ---------

    Net periodic postretirement benefit cost includes the following components for fiscal 1995, 1996 and 1997:

                                                                          1995       1996       1997
                                                                        ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Service cost for benefits earned......................................  $      45  $      45  $      43
Interest cost on accumulated postretirement benefit obligation........        118        117         96
                                                                        ---------  ---------  ---------
                                                                        $     163  $     162  $     139
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    An increase in the health care cost trend assumptions would not change the annual expense or obligation amounts as the employer cost is effectively capped.

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for fiscal 1995 and 7.75% for fiscal 1996 and 1997.

14. DEFINED CONTRIBUTION RETIREMENT PLANS

    The Company sponsors several defined contribution plans covering substantially all U.S. employees. These plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1995, 1996, and 1997 were $516,000, $808,000, and $871,000, respectively.

15. DEFINED BENEFIT RETIREMENT PLANS

    Certain employees of Adience and Superior participate in defined benefit retirement plans. These plans generally provide for payment of benefits, commencing at retirement between the ages of 55 and 65, based on the employee's length of service and earnings.

    Superior sponsors a defined benefit pension plan for employees of its Canadian manufacturing facility. Benefits under the plan are based on length of service. Plan assets at April 30, 1996 and 1997 totaled $2.3 million and $2.8 million, respectively, and projected benefit obligations for service to date for

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. DEFINED BENEFIT RETIREMENT PLANS (CONTINUED) the plan totaled $2.3 million and $2.6 million at April 30, 1996 and 1997, respectively. The components of net periodic pension costs is not material to the consolidated financial statements.

    Adience's defined benefit pension plans had plan assets at April 30, 1996 and 1997 totaling $6.8 million and $7.6 million, respectively, and projected benefit obligations for service to date of $6.8 million and $7.1 million at April 30, 1996 and 1997, respectively. The components of net periodic pension cost for the years ended April 30, 1996 and 1997 are not material to the consolidated financial statements.

    The actuarial present value of the projected benefit obligations at April 30, 1996 and 1997 was determined using a weighted average discount rate of 7.5%. The expected long-term rate of return on plan assets was 8.0% at April 30, 1996 and 1997, respectively. Plan assets are invested in cash, short-term investment, equities and fixed income instruments.

    Certain union employees of Adience and its subsidiary are covered by multi-employer defined benefit retirement plans. Expense relating to these plans amounted to $0.4 million, $1.6 million and $1.5 million during fiscal years 1995, 1996 and 1997, respectively.

    In connection with the Hepworth acquisition, (Note 6) the Company has assumed the obligation to provide retirement benefits for all UK employees who participated in the Hepworth Plc defined benefit retirement plan (the "Hepworth Plan"). The Company will terminate such employees' participation in the Hepworth Plan by December 31, 1997 and will provide benefits under an alternative retirement plan as of such date.

    Effective February 1, 1997, the Company implemented a non-qualified Supplemental Executive Retirement Plan ("SERP"), which is unfunded and provides eligible executives defined pension benefits based on average earnings, years of service and age of retirement. As of April 30, 1997, the projected benefit obligation was $2.1 million, of which $2.0 million is subject to amortization.

16. INCOME TAXES

    The provision for income tax expense (benefit) is comprised of the following:

                                                                   1995       1996       1997
                                                                 ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Current:
  Federal......................................................  $(    699) $     194  $  22,759
  State........................................................        316        909      2,128
  Foreign......................................................         58        349        566
                                                                 ---------  ---------  ---------
                                                                  (    325)     1,452     25,453
                                                                 ---------  ---------  ---------
Deferred:
  Federal......................................................        101     --         16,913
  State........................................................   (    148)       (53)    (1,516)
  Foreign......................................................     --            (21)     1,284
                                                                 ---------  ---------  ---------
                                                                  (     47)       (74)    16,681
                                                                 ---------  ---------  ---------
                                                                 $(    372) $   1,378  $  42,134
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. INCOME TAXES (CONTINUED)
    The provision for income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% because of the effect of the following items:

                                                                      1995       1996        1997
                                                                    ---------  ---------  ----------
                                                                             (IN THOUSANDS)
Continuing operations:
  Tax at U.S. federal income tax rate on continuing operations....  $    (290) $   2,413  $   41,316
  State income taxes, net of U.S. federal income tax benefit......         59        556         400
  Taxes on foreign income at rates which differ from the U.S.
    federal statutory tax rate....................................     --         --             395
  Gain on reorganization of subsidiary............................     --         --           8,247
  Goodwill amortization...........................................     --            806         850
  Net change in valuation allowance...............................     --         (1,358)      1,685
  Other...........................................................        579       (741)        210
                                                                    ---------  ---------  ----------
Provision for income taxes from continuing operations.............        348      1,676      53,103
  Discontinued operations.........................................       (720)       (19)     --
  Extraordinary loss..............................................     --           (279)    (10,969)
                                                                    ---------  ---------  ----------
    Total income tax expense (benefit)............................  $    (372) $   1,378  $   42,134
                                                                    ---------  ---------  ----------
                                                                    ---------  ---------  ----------

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax basis are different from financial statement amounts, and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets (including tax loss carryforwards) is dependent on Alpine's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is more likely than not that all of the net deferred tax asset will be realized.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. INCOME TAXES (CONTINUED)
    Items that result in deferred tax assets and liabilities and the related valuation allowance at April 30, 1996 and 1997 are as follows:

                                                                                  1996       1997
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Deferred tax assets:
  Inventory...................................................................  $   1,921  $   2,835
  Sale/leaseback..............................................................      1,927      1,930
  Accruals not currently deductible for tax...................................      8,991      8,557
  Compensation expense related to unexercised stock options and stock
    grants....................................................................      1,146      1,899
  Net operating loss carryforwards............................................     13,839     15,261
  Alternative minimum tax credit carryforwards................................        738        419
  Foreign tax credit carryforwards............................................        275     --
  Other.......................................................................        482      2,445
                                                                                ---------  ---------
    Total deferred tax assets.................................................     29,319     33,346
  Less valuation allowance....................................................     16,178     17,863
                                                                                ---------  ---------
    Net deferred tax assets...................................................     13,141     15,483
                                                                                ---------  ---------
Deferred tax liabilities:
  Depreciation................................................................     13,643     26,131
  Long-term investments.......................................................      3,196     11,701
  Other.......................................................................     --          6,192
                                                                                ---------  ---------
    Total deferred tax liabilities............................................     16,839     44,024
                                                                                ---------  ---------
    Net deferred tax liability................................................  $   3,698  $  28,541
                                                                                ---------  ---------
                                                                                ---------  ---------

    At April 30, 1997, Alpine had unused net U.S. federal operating loss carryforwards of approximately $3.0 million that can be used to offset future taxable income. These loss carryforwards do not include the Adience pre-acquisition loss carryforwards discussed below. The net operating loss carryforwards expire in 2004.

    Alpine has entered into certain transactions that have resulted in ownership changes under Section 382 of the Internal Revenue Code of 1986 which imposes annual limitations on the amount of future taxable income which may be offset by Alpine's pre-change net operating loss carryforwards. The unused portion of the annual limitations for any year may be carried forward to increase the annual limitation in succeeding years.

    Alpine acquired Adience on December 21, 1994 and from that date forward Adience was included in Alpine's consolidated U.S. Federal tax return. Adience had net operating loss carryforwards at the date of its acquisition by Alpine which are available to offset Alpine's future consolidated taxable income, subject to the imposition of an annual limitation on the utilization of such carryforwards. As of April 30, 1997, Adience pre-acquisition net operating loss carryforwards that are subject to the aforementioned limitation amounted to $17.9 million.

    Alpine's tax returns for years subsequent to 1980 have not been reviewed by the Internal Revenue Service (the "IRS"). Availability of the net operating loss carryforwards might be challenged by the IRS

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. INCOME TAXES (CONTINUED)
upon examination of such returns which could affect the availability of such carryforwards incurred prior or subsequent to the aforementioned change in ownership or both. Alpine believes, however, that any IRS challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

17. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and non-cancelable operating leases was $1.4 million, $2.8 million and $3.2 million for the years ended April 30, 1995, 1996, and 1997, respectively.

    At April 30, 1997, future minimum lease payments under non-cancelable operating leases are as follows:

                                                                                   REAL AND
                                                                                   PERSONAL
                                                                                   PROPERTY
                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Fiscal Year:
    1998.......................................................................    $   2,268
    1999.......................................................................        1,856
    2000.......................................................................        1,442
    2001.......................................................................          970
    2002.......................................................................          287
    Thereafter.................................................................          420
                                                                                      ------
                                                                                   $   7,243
                                                                                      ------
                                                                                      ------

    Approximately 58% of the Company's total labor force is covered by collective bargaining agreements. Five collective bargaining agreements representing 43% of Alpine's total labor force will expire within one year.

    The Company is self-insured for workers' compensation, general liability and auto liability up to predetermined deductible levels above which third-party insurance applies. The Company accrues for claim exposures which are probable of occurrence and can be reasonably estimated; and does not deem its deductible exposure to be a material risk.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants of Alpine, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control of Alpine, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus, and the continuation for stipulated periods of other benefits, as defined.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. RELATED PARTY TRANSACTIONS

    Alpine's acquisition of Adience (see Note 6) included the purchase of shares (representing 5.8% of Adience's total shares) from Steib & Company, ("Steib"), an investment partnership in which two Alpine officers have a majority interest. In connection with the acquisition of such shares from Steib, Alpine reimbursed Steib for costs incurred by Steib in connection with its investment in Adience common stock, and Steib agreed to terminate a three-year advisory agreement with Adience and voluntarily surrender options to purchase 7.2% of Adience common stock at $1.25 per share.

    During fiscal 1988, Alpine loaned certain officers $463,000 relating to the exercise of stock options of which $163,000 has been repaid as of April 30, 1997. The unpaid balance, which is deducted from stockholders' equity and is repayable in Alpine common stock, bears interest at prime plus 0.5%.

19. PREFERRED STOCK

    Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the board of directors in one or more series with differing terms, limitations and rights.

    At April 30, 1997, Alpine has outstanding, 1,750 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

    The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock and the 9% Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $7.90 per share, subject to customary adjustments. Alpine may redeem the stock, in whole or in part, at a price equal to the liquidation value (i) during the period commencing three years from and ending on the seventh year after the date of issuance, if for any 30 trading days within a period of 45 consecutive trading days ending five (5) days prior to the date of the notice of such redemption, the market price of Alpine's common stock equals or exceeds one hundred forty percent (140%) of the conversion price, or (ii) subsequent to the seventh year after issuance of the preferred stock.

    The 9% Senior Preferred Stock carries 100 votes per share. The 9% Senior Preferred Stock votes as a single class with Alpine's common stock on all matters submitted to stockholders and is entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the preferred stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 9% Senior Preferred Stock as to dividends or liquidation preference; or (iii) merge into or consolidate with, or sell all or substantially all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights.

    The 9% Preferred Stock is convertible into 105 1/2 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

    During fiscal 1997, 36,649 shares of 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred Stock") plus accrued dividends were retired in connection with the Adience acquisition (see Note 6). Also during fiscal 1997, 160,000 shares of 8% Preferred Stock with a par value of $8.0 million were repurchased for $13.2 million. In accordance with generally accepted accounting principles, the repurchase price paid in excess of the par value of such preferred stock has been recorded as a redemption premium and, therefore, as a reduction of net income attributable to common stockholders (see Note 11).

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. SEGMENT INFORMATION

    Alpine conducts business in three segments: telecommunications wire and cable products (through Superior, acquired in November 1993, and the Alcatel Business, acquired in May 1995); data communications and electronics (through DNE, acquired in February, 1992); and refractories (through Adience, acquired in December 1994 and Hepworth, acquired in April 1997).

    The following provides information about each business segment as of April 30, 1995, 1996, and 1997:

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Net sales (a):
  Telecommunications wire and cable..........................................  $  136,578  $  384,237  $  442,486
  Data communications and electronics........................................      27,907     26 ,176      21,354
  Refractories...............................................................      33,650     113,700     115,954
                                                                               ----------  ----------  ----------
                                                                               $  198,135  $  524,113  $  579,794
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income (loss):
  Telecommunications wire and cable..........................................  $    8,128  $   29,885  $   62,779
  Data communications and electronics........................................       1,710       2,039        (444)
  Refractories...............................................................         383       6,558       5,525
  Corporate..................................................................      (3,225)     (5,960)     (9,744)
                                                                               ----------  ----------  ----------
                                                                               $    6,996  $   32,522  $   58,116
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets at year end:
  Telecommunications wire and cable..........................................  $   98,785  $  226,282  $  225,286
  Data communications and electronics........................................      16,820      18,020      14,425
  Refractories...............................................................     104,300      97,028     304,151
  Corporate..................................................................      13,873      13,574      44,362
                                                                               ----------  ----------  ----------
                                                                               $  233,778  $  354,904  $  588,224
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization expense:
  Telecommunications wire and cable..........................................  $    3,570  $    7,575  $    8,595
  Data communications and electronics........................................         872         732         700
  Refractories...............................................................       1,670       4,207       4,966
  Corporate..................................................................          57          52         181
                                                                               ----------  ----------  ----------
                                                                               $    6,169  $   12,566  $   14,442
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Capital expenditures (b):
  Telecommunications wire and cable..........................................  $    1,388  $    9,337  $    9,294
  Data communications and electronics........................................         394         449         513
  Refractories...............................................................         426       1,767       3,518
  Corporate..................................................................          67         122         538
                                                                               ----------  ----------  ----------
                                                                               $    2,275  $   11,675  $   13,863
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

        (a) (i) Two customers in the telecommunications wire and cable segment accounted for 30% and 16% of net sales in fiscal 1995; five customers accounted for 22%, 17%, 16%, 13% and 13% of net sales in fiscal 1996; and five customers accounted for 19%, 17%, 16%, 14%, and 14% of net sales in fiscal 1997.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. SEGMENT INFORMATION (CONTINUED)
        (ii) Three customers in the refractories segment accounted for a total of 31%, 34% and 33.5% of net sales in fiscal 1995, 1996, and 1997, respectively, of which one accounted for 14% and 15% in fiscal 1995 and 1996, respectively.

        (iii) The data communications and electronics segment has historically been dependent on government funding of programs in which it participates. Significant changes in the levels of funding for such programs could have a materially adverse effect on the segment. Sales to agencies of the U.S. government were 82.3%, 66.4%, and 64.6% of net sales of this segment for fiscal 1995, 1996, and 1997, respectively.

        (b) During fiscal 1996, Superior acquired certain Canadian assets of BICC Phillips, Inc. for $5.4 million, which is reflected in capital expenditures.

    The following provides information about domestic and foreign operations as of, and for the fiscal years ended, April 30, 1995, 1996 and 1997:

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Net sales:
  United States..............................................................  $  194,468  $  479,234  $  516,454
  Canada.....................................................................       3,667      44,879      54,908
  Europe(a)..................................................................      --          --           8,432
                                                                               ----------  ----------  ----------
                                                                               $  198,135  $  524,113  $  579,794
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income (loss):
  United States..............................................................  $    6,849  $   31,919  $   52,097
  Canada.....................................................................         147         603       5,714
  Europe(a)..................................................................      --          --             305
                                                                               ----------  ----------  ----------
                                                                               $    6,996  $   32,522  $   58,116
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets at year end:
  United States..............................................................  $  227,064  $  322,241  $  370,133
  Canada.....................................................................       6,714      32,663      29,711
  Europe.....................................................................      --          --         188,380
                                                                               ----------  ----------  ----------
                                                                               $  233,778  $  354,904  $  588,224
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

(a) Represents the activity of the Hepworth business for the 15 days ended April 30, 1997 (see Note 6).

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       FISCAL 1996 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................................  $  128,784   $ 136,252    $ 119,504   $  139,573  $  524,113
Gross profit........................................      16,328      16,523       15,708       21,769      70,328
Operating income....................................       7,753       7,711        6,426       10,632      32,522
Income from continuing operations...................       1,354         981          221        2,663       5,219
(Loss) from discontinued operations.................        (379)     (1,834)      --           --          (2,213)
Extraordinary gain (loss) on early extinguishment of
  debt..............................................      (5,180)        324       --           --          (4,856)
                                                      ----------  -----------  -----------  ----------  ----------
    Net income (loss)...............................  $   (4,205)  $    (529)   $     221   $    2,663  $   (1,850)
                                                      ----------  -----------  -----------  ----------  ----------
Income (loss) per share of common stock:
  Income from continuing operations.................  $     0.06   $    0.04    $  --       $     0.13  $     0.23
  Discontinued operations...........................       (0.02)      (0.11)      --           --           (0.12)
  Extraordinary gain (loss) on early extinguishment
    of debt.........................................       (0.30)       0.02       --           --           (0.27)
                                                      ----------  -----------  -----------  ----------  ----------
    Net income (loss) per share of common stock.....  $    (0.26)  $   (0.05)   $  --       $     0.13  $    (0.16)
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------

                                                                       FISCAL 1997 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................................  $  151,447   $ 154,019    $ 121,172   $  153,156  $  579,794
Gross profit........................................      23,964      27,359       21,585       29,095     102,003
Operating income....................................      13,413      15,385       12,338       16,980      58,116
Gain on sale of subsidiary stock....................      --          80,397       --           --          80,397
Minority interest...................................      --            (333)      (3,059)      (4,705)     (8,097)
Income from continuing operations...................       4,246      46,941        2,329        3,330      56,846
Extraordinary (loss) on early extinguishment of
  debt..............................................      --         (13,412)      (5,977)        (737)    (20,126)
                                                      ----------  -----------  -----------  ----------  ----------
    Net income (loss)...............................  $    4,246   $  33,529    $  (3,648)  $    2,593  $   36,720
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Income (loss) per share of common stock:
  Income from continuing operations.................  $     0.22   $    2.50    $    0.12   $     0.18  $     3.04
  Extraordinary (loss) on early extinguishment of
    debt............................................      --           (0.72)       (0.32)       (0.04)      (1.09)
  Preferred stock redemption premium................      --           (0.28)      --           --           (0.28)
                                                      ----------  -----------  -----------  ----------  ----------
    Net income (loss) per share of common stock.....  $     0.22   $    1.51    $   (0.20)  $     0.14  $     1.67
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------

                                                                      SCHEDULE 1

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEET

                                                                                                   APRIL 30,
                                                                                             ---------------------
                                                                                                1996       1997
                                                                                             ----------  ---------

                                                                                                (IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents................................................................  $      683  $  15,624
  Marketable securities....................................................................       7,713     15,807
  Other current assets.....................................................................         528      1,619
                                                                                             ----------  ---------
    Total current assets...................................................................       8,924     33,050
Advances and loans to subsidiaries.........................................................     163,816     --
Investment in consolidated subsidiaries....................................................      53,748     41,815
Property, plant and equipment, net.........................................................         146        563
Long-term investments and other assets.....................................................      23,666     13,352
                                                                                             ----------  ---------
    Total assets...........................................................................  $  250,300  $  88,780
                                                                                             ----------  ---------
                                                                                             ----------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........................................................  $      804  $  --
  Accounts payable.........................................................................         324        822
  Accrued expenses.........................................................................      11,285        217
  Advances and loans from subsidiaries.....................................................      --            416
                                                                                             ----------  ---------
    Total current liabilities..............................................................      12,413      1,455
Long-term debt, less current portion.......................................................     189,847     19,505
Other long-term liabilities................................................................       3,076     13,394
Adience acquisition obligation.............................................................       1,828     --
                                                                                             ----------  ---------
    Total liabilities......................................................................     207,164     34,354
                                                                                             ----------  ---------
Stockholders' equity:
  8% cumulative convertible preferred stock at liquidation value...........................       9,831     --
  9% cumulative convertible preferred stock at liquidation value...........................       1,927      1,927
  Common stock, $.10 par value; authorized 25,000,000 shares; 19,307,012 shares issued in
    1996 and 18,834,256 shares issued in 1997..............................................       1,931      1,883
  Capital in excess of par value...........................................................     113,843    113,459
  Cumulative translation adjustment........................................................         (82)    (1,316)
  Unrealized loss on securities available for sale, net of deferred tax....................      --           (716)
  Accumulated deficit......................................................................     (78,998)   (48,048)
                                                                                             ----------  ---------
                                                                                                 48,452     67,189
  Shares of common stock in treasury, at cost;
    1996, 1,025,496 shares; 1997, 1,612,047 shares.........................................      (4,806)   (12,130)
  Receivable from stockholders.............................................................        (510)      (633)
                                                                                             ----------  ---------
    Total stockholders' equity.............................................................      43,136     54,426
                                                                                             ----------  ---------
      Total liabilities and stockholders equity                                              $  250,300  $  88,780
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED APRIL 30,
                                                                                   -------------------------------
                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------

                                                                                           (IN THOUSANDS)
Revenues:
  Interest income................................................................  $     345  $   1,357  $   1,902
  Intercompany interest..........................................................     --         18,517     14,298
  Gain on sale of subsidiary.....................................................     --         --         80,397
  Other income...................................................................        111     --             73
                                                                                   ---------  ---------  ---------
                                                                                         456     19,874     96,670
                                                                                   ---------  ---------  ---------
Expenses:
  General and administrative.....................................................      2,992      5,960      8,086
  Interest expense...............................................................      1,661     20,571     14,825
  Other expense..................................................................        531         33     --
                                                                                   ---------  ---------  ---------
                                                                                       5,184     26,564     22,911
                                                                                   ---------  ---------  ---------
                                                                                      (4,728)    (6,690)    73,759
Provision for income taxes.......................................................     --         --        (34,912)
                                                                                   ---------  ---------  ---------
                                                                                      (4,728)    (6,690)    38,847
Equity in net income (loss) of subsidiaries before extraordinary item (a)........     (1,316)     6,893     17,289
                                                                                   ---------  ---------  ---------
Income (loss) before extraordinary item..........................................     (6,044)       203     56,136
Extraordinary (loss) on early extinguishment of debt.............................     --         (2,053)   (19,416)
                                                                                   ---------  ---------  ---------
  Net income (loss)..............................................................  $  (6,044) $  (1,850) $  36,720
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(a.) Equity in net income (loss) of subsidiaries before extraordinary item includes losses from discontinued operations of $4.9 million and $2.2 million in fiscal 1995 and 1996, respectively. (See Note 7)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED APRIL 30,
                                                                               -----------------------------------
                                                                                 1995        1996         1997
                                                                               ---------  -----------  -----------

                                                                                         (IN THOUSANDS)
Cash (used for) provided by operating activities.............................  $  (6,383) $     7,798  $     5,298
                                                                               ---------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures.......................................................        (67)        (122)        (538)
  Acquisitions, net of cash acquired.........................................     (2,424)     --           --
  Investment in/sale of subsidiaries.........................................     --           (3,157)     --
  Proceeds from (investment in) marketable securities........................        477       (6,218)      (8,094)
  Payments received from subsidiary preferred stock..........................     --          --            11,300
  Dividends received from subsidiaries, net of income tax....................      2,000      --            78,159
  Loan to PolyVision Corporation.............................................     --           (3,086)      (2,467)
  Other......................................................................        300      --           --
                                                                               ---------  -----------  -----------
Cash provided by (used for) investing activities.............................        286      (12,583)      78,360
                                                                               ---------  -----------  -----------
Cash flows from financing activities:
  Short-term borrowings (repayments).........................................     20,685      (21,000)     --
  Borrowings under revolving credit facility, net............................     --           48,654      (48,654)
  Long-term borrowings.......................................................     --          149,802      --
  Repayments of long-term borrowings.........................................     --           (1,701)    (135,535)
  Capitalized financing costs................................................     --           (9,208)     --
  Dividends on preferred stock...............................................       (505)        (720)        (575)
  Proceeds from stock options exercised......................................        256          120        1,835
  Advances and loans to subsidiaries, net....................................     (1,659)    (169,926)     141,232
  Redemption of preferred stock..............................................     --          --           (15,026)
  Purchase of treasury shares................................................     (1,211)      (3,656)     (11,994)
  Other......................................................................     --             (196)     --
                                                                               ---------  -----------  -----------
Cash provided by (used for) financing activities.............................     17,566       (7,831)     (68,717)
                                                                               ---------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.........................     11,469      (12,616)      14,941
Cash and cash equivalents at beginning of year...............................      1,830       13,299          683
                                                                               ---------  -----------  -----------
Cash and cash equivalents at end of year.....................................  $  13,299  $       683  $    15,624
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------
Supplemental cash flow disclosures:
  Cash paid for interest.....................................................  $   1,287  $    13,973  $    18,134
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------
  Cash paid for income taxes.................................................  $  --      $   --       $    18,895
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                                   APPENDIX A

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Long-term debt:
Long-term debt consists of:
  12.25% Senior Secured Notes due 2003 face value $153,000,000(a).........................  $  141,070  $   19,382
  Revolving credit facility (a)...........................................................      48,654      --
  10% Convertible Senior Subordinated Notes due July 31, 1996 ($804,500 face value at
    April 30, 1996).......................................................................         804      --
    Other.................................................................................         123         123
                                                                                            ----------  ----------
                                                                                               190,651      19,505
Less, current portion.....................................................................         804      --
                                                                                            ----------  ----------
                                                                                            $  189,847  $   19,505
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Minimum current maturities of long-term debt outstanding as of April 30, 1996, are as follows:

  FISCAL YEAR                                                               AMOUNT
-------------------------------------------------------------------------  ---------
  1998...................................................................  $  --
  1999...................................................................     --
  2000...................................................................     --
  2001...................................................................     --
  2002...................................................................     --
  Thereafter.............................................................  $  19,505

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 1997

                                THE ALPINE GROUP, INC.

                                BY:             /S/ STEVEN S. ELBAUM
                                     -----------------------------------------
                                                  Steven S. Elbaum
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Chairman of the Board and
     /s/ STEVEN S. ELBAUM       Chief Executive Officer
------------------------------  (principal executive           July 29, 1997
       Steven S. Elbaum           officer)

                                Chief Financial Officer
    /s/ DAVID S. ALDRIDGE         and
------------------------------  Treasurer (principal           July 29, 1997
      David S. Aldridge         financial and accounting
                                officer)

  /s/ KENNETH G. BYERS, JR.
------------------------------  Director                       July 29, 1997
    Kenneth G. Byers, Jr.

    /s/ RANDOLPH HARRISON
------------------------------  Director                       July 29, 1997
      Randolph Harrison

     /s/ JOHN C. JANSING
------------------------------  Director                       July 29, 1997
       John C. Jansing

  /s/ ERNEST C. JANSON, JR.
------------------------------  Director                       July 29, 1997
    Ernest C. Janson, Jr.

     /s/ JAMES R. KANELY
------------------------------  Director                       July 29, 1997
       James R. Kanely

      /s/ GENE E. LEWIS
------------------------------  Director                       July 29, 1997
        Gene E. Lewis

      /s/ BRAGI F. SCHUT
------------------------------  Director                       July 29, 1997
        Bragi F. Schut