Form 10-Q
period 1997-07-31
ALPINE GROUP INC /DE/
filed 1997-09-12
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
   FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No ___

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        Class            Outstanding at September 12,
---------------------                1997
Common Stock, $.10 Par  ------------------------------
        Value                     16,800,217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                           APRIL 30,    JULY 31,
                                                                                              1997        1997
                                                                                           ----------  -----------
                                                                                                       (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $   21,606   $  21,702
  Marketable securities..................................................................      15,807      16,157
  Accounts receivable (less allowance for doubtful accounts of:
    April, $2,631; July, $2,532).........................................................     119,506     134,672
  Inventories............................................................................     119,234     116,368
  Other current assets...................................................................      17,321      16,670
                                                                                           ----------  -----------
    Total current assets.................................................................     293,474     305,569
Property, plant, and equipment, net......................................................     155,484     153,565
Long-term investments and other assets...................................................      32,388      33,760
Goodwill (less accumulated amortization; April, $8,036; July, $9,103)....................     106,878     108,881
                                                                                           ----------  -----------
      Total assets.......................................................................  $  588,224   $ 601,775
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   85,906   $ 101,333
  Accrued expenses.......................................................................      69,948      70,640
  Current portion of long-term debt......................................................       2,653       1,751
                                                                                           ----------  -----------
    Total current liabilities............................................................     158,507     173,724
Long-term debt, less current portion.....................................................     308,171     297,556
Other long-term liabilities..............................................................      45,026      47,200
Minority interest in subsidiary..........................................................      22,094      26,948
                                                                                           ----------  -----------
      Total liabilities..................................................................     533,798     545,428
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value.........................       1,927         927
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: April, 18,834,256
    shares; July, 19,087,564 shares......................................................       1,883       1,908
  Capital in excess of par value.........................................................     113,459     115,555
  Cumulative translation adjustment......................................................      (1,316)        352
  Unrealized loss on securities available for sale, net of deferred tax..................        (716)       (716)
  Accumulated deficit....................................................................     (48,048)    (43,608)
                                                                                           ----------  -----------
                                                                                               67,189      74,418
  Shares of common stock in treasury, at cost; April, 1,612,047 shares; July, 2,115,947
    shares...............................................................................     (12,130)    (17,438)
  Receivable from stockholders...........................................................        (633)       (633)
                                                                                           ----------  -----------
    Total stockholders' equity...........................................................      54,426      56,347
                                                                                           ----------  -----------
      Total liabilities and stockholders' equity.........................................  $  588,224   $ 601,775
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  151,447  $  221,070
Cost of goods sold........................................................................     127,483     179,132
                                                                                            ----------  ----------
  Gross profit............................................................................      23,964      41,938
Selling, general and administrative expense...............................................       9,790      17,584
Amortization of goodwill..................................................................         761       1,050
                                                                                            ----------  ----------
  Operating income........................................................................      13,413      23,304
Interest income...........................................................................         152         566
Interest (expense)........................................................................      (6,974)     (7,509)
Other income (expense), net...............................................................         (59)         25
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................       6,532      16,386
Provision for income taxes................................................................      (2,286)     (6,665)
                                                                                            ----------  ----------
  Income before minority interest.........................................................       4,246       9,721
Minority interest in earnings of subsidiary...............................................      --          (4,854)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................       4,246       4,867
Extraordinary (loss) on early extinguishment of debt......................................      --            (389)
                                                                                            ----------  ----------
  Net income..............................................................................       4,246       4,478
Preferred stock dividends.................................................................        (234)        (38)
                                                                                            ----------  ----------
  Net income applicable to common stock...................................................  $    4,012  $    4,440
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share of common stock:
  Income before extraordinary (loss)......................................................  $     0.22  $     0.26
  Extraordinary (loss) on early extinguishment of debt....................................      --           (0.02)
                                                                                            ----------  ----------
  Net income per share of common stock....................................................  $     0.22  $     0.24
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED JULY 31, 1997

                                  (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             9% CUMULATIVE                   UNREALIZED
                                                              CONVERTIBLE                     (LOSS) ON                  TREASURY
                          COMMON STOCK         CAPITAL      PREFERRED STOCK       FOREIGN    SECURITIES                    STOCK
                     -----------------------  IN EXCESS   --------------------   CURRENCY     AVAILABLE   ACCUMULATED   -----------
                        SHARES      OF PAR      OF PAR     SHARES     AMOUNT    TRANSLATION   FOR SALE      DEFICIT       SHARES
                     ------------  ---------  ----------  ---------  ---------  -----------  -----------  ------------  -----------
Balance at April
  30, 1997.........    18,834,256  $   1,883  $  113,459      1,927  $   1,927   $  (1,316)   $    (716)   $  (48,048)   (1,612,047)
Conversion of
  preferred
  stock............       126,582         13         987     (1,000)    (1,000)
Exercise of stock
  options..........       117,695         11         608
Employee stock
  purchase plan....         9,031          1          60
Purchase of
  treasury stock...                                                                                                        (503,900)
Compensation
  expense related
  to stock options
  and grants.......                                  441
Dividends on
  preferred
  stock............                                                                                               (38)
Foreign currency
  translation......                                                                  1,668
Net income for the
  three months
  ended July 31,
  1997.............                                                                                             4,478
                     ------------  ---------  ----------  ---------  ---------  -----------       -----   ------------  -----------
Balance at July 31,
  1997.............    19,087,564  $   1,908  $  115,555        927  $     927   $     352    $    (716)   $  (43,608)   (2,115,947)
                     ------------  ---------  ----------  ---------  ---------  -----------       -----   ------------  -----------
                     ------------  ---------  ----------  ---------  ---------  -----------       -----   ------------  -----------


                                  RECEIVABLE
                                     FROM
                       AMOUNT    STOCKHOLDERS     TOTAL
                     ----------  -------------  ---------
Balance at April
  30, 1997.........  $  (12,130)   $    (633)   $  54,426
Conversion of
  preferred
  stock............                                --
Exercise of stock
  options..........                                   619
Employee stock
  purchase plan....                                    61
Purchase of
  treasury stock...      (5,308)                   (5,308)
Compensation
  expense related
  to stock options
  and grants.......                                   441
Dividends on
  preferred
  stock............                                   (38)
Foreign currency
  translation......                                 1,668
Net income for the
  three months
  ended July 31,
  1997.............                                 4,478
                     ----------        -----    ---------
Balance at July 31,
  1997.............  $  (17,438)   $    (633)   $  56,347
                     ----------        -----    ---------
                     ----------        -----    ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income..............................................................................  $    4,246  $    4,478
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................       3,399       5,274
    Amortization of deferred debt issuance costs and accretion of debt discount...........         648         551
    Accretion of deferred gain............................................................      --             (16)
    Extraordinary (loss) on early extinguishment of debt..................................      --             389
    Compensation expense related to stock options and grants..............................         179         441
    Minority interest in earnings of subsidiary...........................................      --           4,854
    Other, net............................................................................          25          62
    Change in assets and liabilities:
      Accounts receivable.................................................................       1,831     (15,499)
      Inventories.........................................................................       8,664       3,055
      Other current and non current assets................................................      (1,309)     (1,220)
      Accounts payable and accrued expenses...............................................     (14,377)     14,770
      Other long-term liabilities.........................................................        (529)       (311)
                                                                                            ----------  ----------
Cash provided by operating activities.....................................................       2,777      16,828
                                                                                            ----------  ----------
Cash flows from investing activities:
  Capital expenditures....................................................................      (2,317)     (4,014)
  Investment in marketable securities.....................................................        (115)       (350)
  Advances to PolyVision Corporation......................................................        (315)       (132)
  Net proceeds from the sale of assets....................................................      --           4,441
  Other...................................................................................        (175)     --
                                                                                            ----------  ----------
Cash used for investing activities........................................................      (2,922)        (55)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit facilities, net..........................       2,378      (2,761)
  Long-term borrowings....................................................................          95      --
  Repayments of long-term borrowings......................................................      (1,114)     (9,242)
  Proceeds from exercise of stock options.................................................         153         619
  Dividends on preferred stock............................................................        (234)        (38)
  Purchase of treasury shares.............................................................        (400)     (5,308)
  Proceeds from employee stock purchase plan..............................................      --              61
                                                                                            ----------  ----------
Cash provided by (used for) financing activities..........................................         878     (16,669)
                                                                                            ----------  ----------
Effect of exchange rates on cash and cash equivalents.....................................      --              (8)
Net increase in cash and cash equivalents.................................................         733          96
Cash and cash equivalents at beginning of period..........................................       1,119      21,606
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    1,852  $   21,702
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental disclosures:
  Cash paid for interest..................................................................  $   11,370  $    8,012
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Cash paid for income taxes..............................................................  $      745  $    4,448
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Non cash financing activity:
    Exchange of preferred stock for common stock:
      Common stock issued.................................................................              $    1,000
                                                                                                        ----------
      Preferred stock redeemed............................................................              $    1,000
                                                                                                        ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1997

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INVENTORIES

    The components of inventories are:

                                                                        APRIL 30,    JULY 31,
                                                                           1997        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Raw materials.........................................................  $   32,894  $   35,209
Work in process.......................................................      19,211      20,686
Finished goods........................................................      67,129      60,473
                                                                        ----------  ----------
                                                                        $  119,234  $  116,368
                                                                        ----------  ----------
                                                                        ----------  ----------

3. NET INCOME PER SHARE

    Net income per share is determined by dividing net income, as adjusted, by the applicable weighted average number of common and common equivalent shares outstanding. Stock options are considered to be common stock equivalents. Net income is adjusted by deducting preferred stock dividends from net income. The number of shares used in computing net income per share for the three months ended July 31, 1996 and 1997 was 18,612,134 and 18,694,026, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Alpine, through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Refraco Inc. ("Refraco"), operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary, operates in the following industry segments:
(i) telecommunications distribution wire and cable products for the telecommunications industry through its subsidiary, Superior Telecommunications Inc. ("Superior"), and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE Systems, Inc. ("DNE"). Refraco, a wholly owned subsidiary, provides refractory products and services for the iron and steel, glass, aluminum, cement and cogeneration industries. Refraco includes the operations of its North American operations, BMI-France, acquired on December 21, 1994 and its European operations, Refraco UK, acquired on April 15, 1997.

RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three months ended July 31, 1996 and 1997.

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable.......................................................  $  117,969  $  126,720
  Data communications and electronics.....................................................       5,855       4,513
  Refractories............................................................................      27,623      89,837
                                                                                            ----------  ----------
      Consolidated........................................................................     151,447     221,070
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Gross profit:
  Telecommunications wire and cable.......................................................  $   16,859  $   23,035
  Data communications and electronics.....................................................       1,518       1,307
  Refractories............................................................................       5,587      17,596
                                                                                            ----------  ----------
      Consolidated........................................................................      23,964      41,938
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Selling, general and administrative expense:
  Telecommunications wire and cable.......................................................  $    2,322  $    3,151
  Data communications and electronics.....................................................       1,566       1,371
  Refractories............................................................................       3,956      10,780
  Corporate and other expenses............................................................       1,946       2,282
                                                                                            ----------  ----------
      Consolidated........................................................................       9,790      17,584
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Amortization of goodwill:
  Telecommunications wire and cable.......................................................  $      432  $      430
  Refractories............................................................................         329         620
                                                                                            ----------  ----------
      Consolidated........................................................................         761       1,050
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
Operating income:
  Telecommunications wire and cable.......................................................  $   14,105  $   19,454
  Data communications and electronics.....................................................         (48)        (64)
  Refractories............................................................................       1,302       6,196
  Corporate and other expenses............................................................      (1,946)     (2,282)
                                                                                            ----------  ----------
      Consolidated and other expenses.....................................................      13,413      23,304
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Supplemental Data:
  Gross profit percentage:
    Telecommunications wire and cable.....................................................        14.3%       18.2%
    Data communications and electronics...................................................        25.9        29.0
    Refractories..........................................................................        20.2        19.6
      Consolidated........................................................................        15.8        19.0

Operating income margin:
  Telecommunications wire and cable.......................................................        12.0%       15.4%
  Data communications and electronics.....................................................        (0.8)       (1.4)
  Refractories............................................................................         4.7         6.9
    Combined operating income margin......................................................         8.9        10.5

SUPPLEMENTAL DATA FOR THE TELECOMMUNICATIONS WIRE AND CABLE SEGMENT:

    Copper is a significant raw material component of Superior's finished products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to contractually mandated copper-based price adjustments contained in Superior's customer sales contracts. The Company believes that the following supplemental comparative data, which are based upon a constant copper cost of $1.00 per pound for the indicated periods, provide additional meaningful information concerning Superior's sales and its gross profit percentage.

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
Net sales.................................................................................  $  111,507  $  123,344
Gross profit..............................................................................      16,859      23,035
Gross profit percentage...................................................................        15.1%       18.7%

TELECOMMUNICATIONS WIRE AND CABLE--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended July 1997 were $126.7 million, representing an increase of $8.8 million, or 7.4%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper cost of $1.00 per pound, the comparative increase in net sales was $11.8 million, or 10.6% (see "Supplemental Data for the Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). The increase in net sales for the quarter ended July 1997 resulted primarily from increased demand for copper wire and cable products due to the growth in new copper-based telephone access lines and an increase in maintenance spending by several of Superior's major telephone company customers. Also contributing to the growth in net sales was an increase in shipments pursuant to a new multi-year supply agreement entered into during the early portion of fiscal 1997. In order to keep pace with the growth in demand and increased market share, Superior has increased its annual production capacity (measured in billions of conductor feet or "bcf") to approximately 99 bcf and plans to continue to increase its bcf production capacity as required to meet additional anticipated demand and market share growth.

    Superior's gross profit increased by $6.2 million, or 36.6%, to $23.0 million for the quarter ended July 1997 as compared to the same period in the prior fiscal year. Superior's gross profit percentage, based on actual net sales, was 18.2% for the quarter ended July 1997, as compared to 14.3% for the quarter ended July 1996. Adjusted to a constant copper cost of $1.00 per pound, the gross profit percentage increased to 18.7% for the quarter ended July 1997 compared to 15.1% for the quarter ended July 1996. The comparative increase in Superior's gross profit percentage was attributable to a combination of factors, including (i) manufacturing cost reductions resulting from production efficiencies, (ii) improved cost absorption resulting from higher sales volume,
(iii) generally higher comparative market prices and (iv) the impact of product and customer mix.

    Superior's SG&A expense for the quarter ended July 1997 was $3.2 million, representing an increase of $0.8 million, or 35.7%, as compared to SG&A expense of $2.3 million for the same period in the prior fiscal year. The increase in SG&A expense for the quarter ended July 1997 was attributable to costs associated with the incremental staff required to support the increased level of sales activity and the expansion of product development activities which included the establishment and staffing of a product development facility during the fourth quarter of fiscal 1997.

    Superior's operating income for the quarter ended July 1997 was $19.5 million, representing an increase of $5.3 million, or 37.9%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales and the increase in the gross profit percentage.

DNE--RESULTS OF OPERATIONS

    During the quarter ended July 1997, DNE's net sales declined by $1.3 million, or 22.9%, as compared to the same period in the prior fiscal year. This reduction in net sales was primarily attributable to a decline in DNE's contract manufacturing activities, offset partially by an increase in government related revenues. The decline in contract manufacturing activities resulted from an overall softness in the semiconductor equipment manufacturing sector and the comparative reduction in deliveries associated with a major commercial contract which is now substantially complete.

    As a result of the increased percentage of net sales attributable to higher margin government related revenues, DNE's gross profit percentage increased to 29.0% during the quarter ended July 1997 as compared to 25.9% during the same period in the prior fiscal year. Further, DNE successfully reduced comparative SG&A expense by $0.2 million, or 12.5%, in the quarter ended July 1997, representing the impact of a recent operational reorganization and cost reduction initiatives. Due to the decline in net sales, partially offset by an improvement in DNE's gross profit percentage and a reduction in SG&A expense, DNE recorded an operating loss of $0.1 million in the quarter ended July 1997 which was comparable to its operating loss in the comparable quarter of the prior fiscal year.

REFRACTORIES--RESULTS OF OPERATIONS

    Refraco's net sales for the quarter ended July 1997 were $89.8 million, representing an increase of $62.2 million, or 225.2%, as compared to the same period in the prior fiscal year. The increase was due to the inclusion of the recently acquired Refraco UK operations, which contributed net sales of $62.3 million for the quarter ended July 1997. Net sales for BMI-France for the quarter ended July 1997 were $27.5 million which were comparable to net sales for the same period in the prior fiscal year. On a comparative basis, BMI-France's revenues from manufactured product and construction services to the iron and steel industry increased by $1.3 million but were offset by a decline in the sale of specialty refractory block to the plate glass industry and sales at the Canadian operations of BMI-France.

    Refraco's gross profits for the quarter ended July 1997 were $17.6 million, representing an increase of $12.0 million, or 214.9%, as compared to the same period in the prior fiscal year. The increase was attributable to the inclusion of the operations of Refraco UK in the current fiscal quarter, which generated a gross profit of $12.3 million, partially offset by a $0.3 million decline in gross profit at BMI-France. The gross profit percentage for the quarter ended July 1997 was 19.6% as compared to 20.2% for the same period in the prior fiscal year. The decline in gross profit percentage resulted from a change in overall product mix, resulting primarily from the inclusion of the Refraco UK operations, as well as from the impact of competitive pricing pressures in the iron and steel industry.

    Refraco's SG&A expense for the quarter ended July 1997 was $10.8 million, representing an increase of $6.8 million as compared to $4.0 million for the same period in the prior fiscal year. The increase was wholly attributable to the inclusion of SG&A expense from the Refraco UK operations for the quarter ended July 1997.

    Refraco's operating income for the quarter ended July 1997 was $6.2 million, representing an increase of $4.9 million, or 375.9%, as compared to $1.3 million for the same period in the prior fiscal year. The increase in operating income resulted from the inclusion of $5.2 million in operating income from the Refraco UK operations for the July 1997 quarter. On a comparative basis, operating income for the BMI-France operations declined by $0.3 million for the July 1997 quarterly period.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisition of Refraco UK and the growth in sales of Superior's telecommunications wire and cable products resulted in comparative consolidated net sales increasing by $69.6 million, or 46.0%, for the quarter ended July 1997. The increase in net sales, along with an associated increase in the telecommunications wire and cable products' gross profit percentage, gave rise to a consolidated comparative increase in gross profit of $18.0 million, or 75.0%, for the quarter ended July 1997 as compared to the quarter ended July 1996.

    Consolidated SG&A expense for the quarter ended July 1997 was $17.6 million representing an increase of $7.8 million, or 79.6%, compared to the same period in the prior fiscal year. The increase in SG&A expense resulted primarily from the inclusion of Refraco UK's SG&A expense of $6.8 million for the quarter ended July 1997.

    Consolidated operating income for the quarter ended July 1997 was $23.3 million, representing an increase of $9.9 million, or 73.7%, as compared to the same period in the prior fiscal year. Operating income increased as a result of the contribution from the Refraco UK operations and from the growth in net sales and gross profit in Superior's telecommunications wire and cable operations.

    Consolidated interest expense for the quarter ended July 1997 was $7.5 million, representing an increase of $0.5 million, or 7.7%, as compared to consolidated interest expense of $7.0 million for the same period in the prior fiscal year. The increase in consolidated interest expense reflects the net increase in consolidated debt resulting from the Refraco UK acquisition offset by a reduction in borrowing cost resulting from the Reorganization (see Note 5 to the consolidated financial statements included in the April 30, 1997 Annual Report on Form 10-K) and associated refinancing of substantially all of the Company's outstanding debt at lower effective interest rates during the second and third quarters of fiscal 1997.

    For the quarter ended July 1997, the provision for income taxes was $6.7 million as compared to a provision for income taxes of $2.3 million for the same period in the prior fiscal year. The effective tax rate for the quarter ended July 1997 was 40.7% which compares with an effective tax rate 35.0% for the quarter ended July 1996. The lower effective tax rate for the quarter ended July 1996 was due to the availability of certain limited tax loss carryforwards to offset U.S. Federal and state income tax liabilities during the July 1996 quarterly period.

    As a result of the sale of a 49.9% interest in the common stock of Superior TeleCom (see Note 5 to the consolidated financial statements included in the April 30, 1997 Annual Report on Form 10-K), a minority interest charge of $4.9 million was recorded for the quarter ended July 1997 representing the minority stockholders' interest in Superior TeleCom's net income for the quarter ended July 31, 1997.

    Net income attributable to common stock before extraordinary (loss) was $4.8 million, or $0.26 per share for the quarter ended July 1997 as compared to $4.2 million, or $0.22 per share for the same period in the prior fiscal year. The comparative increase in net income was due to the significant increase in operating income, offset by higher incremental tax rates and the aforementioned minority interest charge.

                        LIQUIDITY AND CAPITAL RESOURCES

    For the quarter ended July 1997, the Company generated $16.8 million in cash flow from operating activities consisting of $16.0 million in cash flow generated from operations (net income plus non-cash charges) plus $0.8 million in cash flow provided by net working capital changes. Cash used for investing activities amounted to $(0.1) million which primarily included $4.0 million in capital expenditures offset by $4.4 million in net proceeds from the sale of assets. Cash used for financing activities amounted to $16.7 million, consisting of $12.0 million in repayments of long-term debt and revolving credit loans and $5.3 million used for repurchases of the Company's common stock.

    The Company had $37.9 million in cash and marketable securities on a consolidated basis at July 31, 1997. Of such amount $29.2 million was maintained by the Company with the balance held principally by Refraco and Superior TeleCom.

    In addition to the cash and marketable securities discussed above, the Company also holds approximately 6,470,000 shares (representing 50.1% common share ownership) of Superior TeleCom (NYSE: SUT); which investment, based on the closing price on the New York Stock Exchange on September 10, 1997, had a market value of approximately $250.7 million and a consolidated carrying value as recorded by the Company (net of minority interest) of $27.1 million. The Superior TeleCom common stock owned by Alpine, with a fair market value of $60.0 million, is pledged as collateral to secure certain debt of the Company's Refraco subsidiary.

    As of July 31, 1997, Superior TeleCom had a cash balance of $0.9 million and approximately $49.7 million in excess funds availability under its revolving credit facility. Superior TeleCom's principal debt service commitments over the next 12 months amount to $0.1 million and management anticipates that capital expenditures of $9 to $12 million will be required over such period. Superior TeleCom has typically generated substantial cash flows from operating activities. Management anticipates that Superior TeleCom will be able to generate sufficient cash flows from operating activities to meet its principal debt service and capital expenditures annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    As of July 31, 1997, Refraco had $20.8 million in excess funds availability under its revolving credit facility and an additional $7.8 million in cash and cash equivalents. Refraco's principal debt service commitments for the next twelve months amount to $1.6 million and expected capital expenditures over the next twelve months are expected to approximate $10 to $15 million, of which approximately $6.0 million consist of specifically identified cost reduction initiatives and environmental and safety related costs, none of which are of a recurring nature. The Company anticipates that Refraco will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditures commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    The balance of the Company's operations consist of the corporate activities of Alpine. At July 31, 1997, Alpine had $19.4 million recorded amount ($21.1 million face amount) of debt of which the Company has committed to redeem $7.0 million (face amount) in September 1997. For the next twelve months, Alpine expects to fund its corporate activities (which includes approximately $5.0 million in estimated corporate overhead expenses and $1.7 million in interest expense) from allowable management fees payable by its subsidiaries to Alpine and from interest income, with any shortfall funded from Alpine's cash, cash equivalents and marketable securities.

------------------------

    Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, market acceptance of new products and continuing product demand, the impact of competitive products and pricing and, changing economic conditions, including changes in short term interest rates, fluctuations in foreign currency exchange rates and other risk factors detailed in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27--Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE ALPINE GROUP, INC.

                                By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
Date: September 12, 1997                      CHIEF FINANCIAL OFFICER