Form 10-Q
period 1997-10-31
ALPINE GROUP INC /DE/
filed 1997-12-12
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934 For the Quarterly Period Ended October 31, 1997

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                    Class                             Outstanding at December 9, 1997
---------------------------------------------  ---------------------------------------------
        Common Stock, $.10 Par Value                            16,997,201

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                           APRIL 30,   OCTOBER 31,
                                                                                              1997        1997
                                                                                           ----------  -----------
                                                                                                       (UNAUDITED)

                                                      ASSETS

Current assets:
  Cash and cash equivalents..............................................................  $   21,606   $  14,437
  Marketable securities..................................................................      15,807      14,567
  Accounts receivable (less allowance for doubtful accounts of: April, $2,631; October
    $2,280)..............................................................................     119,506     129,446
  Inventories............................................................................     119,234     112,536
  Other current assets...................................................................      17,321      17,483
                                                                                           ----------  -----------
    Total current assets.................................................................     293,474     288,469
Property, plant and equipment, net.......................................................     155,484     154,168
Long-term investments and other assets...................................................      32,388      31,270
Goodwill (less accumulated amortization: April, $8,036; October $10,147).................     106,878     109,472
                                                                                           ----------  -----------
    Total assets.........................................................................  $  588,224   $ 583,379
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.......................................................................  $   85,906   $  93,182
  Accrued expenses.......................................................................      69,948      64,717
  Current portion of long-term debt......................................................       2,653       3,834
                                                                                           ----------  -----------
    Total current liabilities............................................................     158,507     161,733
Long-term debt, less current portion.....................................................     308,171     282,595
Other long-term liabilities..............................................................      45,026      46,889
Minority interest in subsidiary..........................................................      22,094      32,189
                                                                                           ----------  -----------
    Total liabilities....................................................................     533,798     523,406
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value.........................       1,927         927
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: April, 18,834,256
    shares; October 19,397,639 shares....................................................       1,883       1,934
  Capital in excess of par value.........................................................     113,459     117,425
  Cumulative translation adjustment......................................................      (1,316)        700
  Unrealized loss on securities available for sale, net of deferred tax..................        (716)       (716)
  Accumulated deficit....................................................................     (48,048)    (38,869)
                                                                                           ----------  -----------
                                                                                               67,189      81,401
Shares of common stock in treasury, at cost: April, 1,612,047 shares; October 2,360,632
  shares.................................................................................     (12,130)    (20,563)
Receivable from stockholders.............................................................        (633)       (865)
                                                                                           ----------  -----------
  Total stockholders' equity.............................................................      54,426      59,973
                                                                                           ----------  -----------
    Total liabilities and stockholders' equity...........................................  $  588,224   $ 583,379
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  154,019  $  218,958
Cost of goods sold........................................................................     126,660     177,056
                                                                                            ----------  ----------
  Gross profit............................................................................      27,359      41,902
Selling, general and administrative expense...............................................      11,210      16,772
Amortization of goodwill..................................................................         764       1,043
                                                                                            ----------  ----------
  Operating income........................................................................      15,385      24,087
Interest income...........................................................................         189         989
Interest (expense)........................................................................      (6,635)     (7,218)
Gain on sale of subsidiary stock..........................................................      80,397      --
Other income (expense), net...............................................................          54          24
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................      89,390      17,882
Provision for income taxes................................................................     (42,116)     (7,055)
                                                                                            ----------  ----------
  Income before minority interest.........................................................      47,274      10,827
Minority interest in earnings of subsidiary...............................................        (333)     (5,241)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................      46,941       5,586
Extraordinary (loss) on early extinguishment of debt......................................     (13,412)       (832)
                                                                                            ----------  ----------
  Net income..............................................................................      33,529       4,754
Preferred stock dividends.................................................................        (234)        (15)
Preferred stock redemption premium........................................................      (5,195)     --
                                                                                            ----------  ----------
  Net income applicable to common stock...................................................  $   28,100  $    4,739
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share of common stock:
  Income before extraordinary (loss)......................................................  $     2.50  $     0.30
  Extraordinary (loss) on early extinguishment of debt....................................       (0.72)      (0.04)
  Preferred stock redemption premium......................................................       (0.28)     --
                                                                                            ----------  ----------
    Net income per share of common stock..................................................  $     1.51  $     0.25
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Net sales.................................................................................  $  305,466  $  440,028
Cost of goods sold........................................................................     254,143     356,188
                                                                                            ----------  ----------
  Gross profit............................................................................      51,323      83,840
Selling, general and administrative expense...............................................      21,000      34,356
Amortization of goodwill..................................................................       1,525       2,093
                                                                                            ----------  ----------
  Operating income........................................................................      28,798      47,391
Interest income...........................................................................         341       1,555
Interest (expense)........................................................................     (13,609)    (14,727)
Gain on sale of subsidiary stock..........................................................      80,397      --
Other income (expense), net...............................................................          (5)         49
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................      95,922      34,268
Provision for income taxes................................................................     (44,402)    (13,720)
                                                                                            ----------  ----------
  Income before minority interest.........................................................      51,520      20,548
Minority interest in earnings of subsidiary...............................................        (333)    (10,095)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................      51,187      10,453
Extraordinary (loss) on early extinguishment of debt......................................     (13,412)     (1,221)
                                                                                            ----------  ----------
  Net income..............................................................................      37,775       9,232
Preferred stock dividends.................................................................        (468)        (53)
Preferred stock redemption premium........................................................      (5,195)     --
                                                                                            ----------  ----------
  Net income applicable to common stock...................................................  $   32,112  $    9,179
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share of common stock:
  Income before extraordinary (loss)......................................................  $     2.69  $     0.56
  Extraordinary (loss) on early extinguishment of debt....................................       (0.71)      (0.07)
  Preferred stock redemption premium......................................................       (0.28)     --
                                                                                            ----------  ----------
    Net income per share of common stock..................................................  $     1.70  $     0.49
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              9% CUMULATIVE                      UNREALIZED
                                                                               CONVERTIBLE                        (LOSS) ON
                                        COMMON STOCK          CAPITAL        PREFERRED STOCK         FOREIGN     SECURITIES
                                   -----------------------   IN EXCESS   ------------------------   CURRENCY      AVAILABLE
                                     SHARES      AMOUNT       OF PAR       SHARES       AMOUNT     TRANSLATION    FOR SALE
                                   ----------  -----------  -----------  -----------  -----------  -----------  -------------
Balance at April 30, 1997........  18,834,256   $   1,883    $ 113,459        1,927    $   1,927    $  (1,316)    $    (716)
Conversion of preferred stock....     126,582          13          987       (1,000)      (1,000)
Exercise of stock options........     378,863          36        1,937
Employee stock purchase plan.....      14,367           2          111
Purchase of treasury stock.......
Compensation expense related to
  stock options and grants.......      43,571      --              931
Dividends on preferred stock.....
Foreign currency translation.....                                                                       2,016
Loan to stockholders.............
Net income for the six months
  ended October 31, 1997.........
                                   ----------  -----------  -----------  -----------  -----------  -----------       ------
Balance at October 31, 1997......  19,397,639   $   1,934    $ 117,425          927    $     927    $     700     $    (716)
                                   ----------  -----------  -----------  -----------  -----------  -----------       ------
                                   ----------  -----------  -----------  -----------  -----------  -----------       ------


                                                    TREASURY STOCK       RECEIVABLE
                                   ACCUMULATED   --------------------       FROM
                                     DEFICIT      SHARES     AMOUNT     STOCKHOLDERS      TOTAL
                                   ------------  ---------  ---------  ---------------  ---------
Balance at April 30, 1997........   $  (48,048)  (1,612,047) $ (12,130)    $    (633)   $  54,426
Conversion of preferred stock....                                                          --
Exercise of stock options........                                                           1,973
Employee stock purchase plan.....                                                             113
Purchase of treasury stock.......                 (748,585)    (8,433)                     (8,433)
Compensation expense related to
  stock options and grants.......                                                             931
Dividends on preferred stock.....          (53)                                               (53)
Foreign currency translation.....                                                           2,016
Loan to stockholders.............                                              (232)         (232)
Net income for the six months
  ended October 31, 1997.........        9,232                                              9,232
                                   ------------  ---------  ---------        ------     ---------
Balance at October 31, 1997......   $  (38,869)  (2,360,632) $ (20,563)    $    (865)   $  59,973
                                   ------------  ---------  ---------        ------     ---------
                                   ------------  ---------  ---------        ------     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net income before extraordinary item....................................................  $   51,187  $   10,453
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................       6,868      10,648
    Amortization of deferred debt issuance costs and accretion of debt discount...........       1,271       1,158
    Compensation expense related to stock options and grants..............................       1,633         931
    Minority interest in earnings of subsidiary...........................................         333      10,095
    Gain on sale of subsidiary stock, net of income taxes.................................     (41,427)     --
    Provision for deferred taxes..........................................................       9,651          10
    Change in assets and liabilities:
      Accounts receivable.................................................................      (2,455)    (10,717)
      Inventories.........................................................................      17,388       6,166
      Other current and non-current assets................................................       2,417      (2,142)
      Accounts payable and accrued expenses...............................................      12,783       2,711
      Other long-term liabilities.........................................................      (1,644)        971
                                                                                            ----------  ----------
Cash provided by operating activities.....................................................      58,005      30,284
                                                                                            ----------  ----------

Cash flows from investing activities:
  Capital expenditures....................................................................      (5,213)     (9,453)
  Investment in marketable securities.....................................................        (115)      1,240
  Advances to PolyVision Corporation......................................................        (996)       (138)
  Net proceeds from the sale of assets....................................................      --           5,028
  Other...................................................................................        (178)     --
                                                                                            ----------  ----------
Cash used for investing activities........................................................      (6,502)     (3,323)
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                   OCTOBER 31,
                                                                                              ---------------------
                                                                                                 1996       1997
                                                                                              ----------  ---------
Cash flows from financing activities:
  Short term obligation.....................................................................  $   24,243  $  --
  Borrowings (repayments) under revolving credit facilities, net............................      65,192    (10,893)
  Repayments of long-term borrowings........................................................    (105,426)   (16,494)
  Proceeds from sale of stock of subsidiary, net of current income tax......................      62,672     --
  Proceeds from exercise of stock options...................................................         217      1,973
  Redemption of preferred stock.............................................................     (13,195)    --
  Purchase of treasury shares...............................................................      (4,380)    (8,433)
  Capitalized financing costs...............................................................      (4,050)    --
  Other.....................................................................................        (468)      (283)
                                                                                              ----------  ---------
Cash provided by (used for) financing activities............................................      24,805    (34,130)
                                                                                              ----------  ---------
Net increase (decrease) in cash and cash equivalents........................................      76,308     (7,169)
Cash and cash equivalents at beginning of period............................................       1,119     21,606
                                                                                              ----------  ---------
Cash and cash equivalents at end of period..................................................  $   77,427  $  14,437
                                                                                              ----------  ---------
                                                                                              ----------  ---------

Supplemental disclosures:
  Cash paid for interest....................................................................  $   14,375  $  14,528
                                                                                              ----------  ---------
                                                                                              ----------  ---------
  Cash paid for income taxes................................................................  $    2,803  $  19,086
                                                                                              ----------  ---------
                                                                                              ----------  ---------

  Non cash financing activity:
    Exchange of preferred stock for common stock:
      Common stock issued...................................................................              $   1,000
                                                                                                          ---------
                                                                                                          ---------
      Preferred stock redeemed..............................................................              $   1,000
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

                                OCTOBER 31, 1997

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INVENTORIES

    The components of inventories are:

                                                                       APRIL 30,   OCTOBER 31,
                                                                          1997        1997
                                                                       ----------  -----------
Raw materials........................................................  $   32,894   $  31,869
Work in process......................................................      19,211      18,890
Finished goods.......................................................      67,129      61,777
                                                                       ----------  -----------
                                                                       $  119,234   $ 112,536
                                                                       ----------  -----------
                                                                       ----------  -----------

3. NET INCOME PER SHARE

    Net income per share is determined by dividing net income available to common shareholders by the applicable weighted average number of common and common equivalent shares outstanding. Stock options are considered to be common stock equivalents. The number of shares used in computing net income per share for the three months ended October 31, 1996 and 1997 was 18,669,000 and 18,807,000, respectively. The number of shares used in computing net income per share for the six months ended October 31, 1996 and 1997 was 18,887,000 and 18,689,000, respectively.

4. SALE OF SUBSIDIARY STOCK

    On October 2, 1996, the Company completed a reorganization and refinancing (the "Reorganization") of its wholly-owned subsidiaries Superior Telecommunication Inc. ("Superior") and DNE Systems, Inc. ("DNE"). In connection with the Reorganization, the Company (i) recapitalized Superior, resulting in Superior issuing to Alpine 20,000 shares of 6% Cumulative Preferred Stock ("Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share, (ii) caused Superior and DNE to declare a dividend to Alpine of $117.1 million, (iii) contributed all of the common stock of both Superior and DNE to a newly-formed wholly-owned subsidiary, Superior TeleCom Inc. ("Superior TeleCom") and (iv) caused Superior TeleCom to enter into a revolving credit facility (the "Credit Facility"), the proceeds of which were used to repay the intercompany debt then owed to Alpine and to pay $63.8 million of the declared dividend.

    On October 17, 1996, Superior TeleCom sold 6,000,000 shares of its common stock through an initial public offering. Superior TeleCom used the net proceeds of approximately $88.3 million to repay $34.4 million of the aforementioned Credit Facility and to pay the remaining balance on the previously declared dividend.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997

                                  (UNAUDITED)

4. SALE OF SUBSIDIARY STOCK (CONTINUED)
    In November 1996, the underwriters of the initial public offering exercised their overallotment option to purchase an additional 900,000 shares of Superior TeleCom common stock. Superior TeleCom used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million with the balance of such proceeds being used to reduce the amount outstanding under the Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior Preferred Stock. As a result of the foregoing transactions, the Company's ownership interest in Superior TeleCom declined to 50.1% and the Company recorded a gain on sale of subsidiary stock of $80.4 million ($41.4 million, or $2.22 per share, after provision for current and deferred income taxes).

5. EXTRAORDINARY (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

    During the six months ended October 1997, the Company retired $7.0 million face amount ($6.4 million recorded amount) of its 12.25% Senior Secured Notes ("Alpine Senior Notes") and $5.0 million face amount ($4.7 million recorded amount) of its Adience 11% Senior Secured Notes. In connection with this early extinguishment of debt, the Company recorded an after tax extraordinary charge of $1.2 million, or $0.07 per share.

    During fiscal 1997, the Company refinanced substantially all of its bank debt and redeemed $86.6 million face amount ($80.1 million recorded amount) of Alpine Senior Notes. In connection with the bank refinancing and Alpine Senior Note redemption, the Company recorded an after tax extraordinary charge of $13.4 million, or $0.71 per share, on the early extinguishment of debt.

6. REDEMPTION OF PREFERRED STOCK

    On October 31, 1996, the Company entered into an agreement to repurchase for $13.2 million, 160,000 shares of the Company's 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred Stock"), with a carrying value of $8.0 million. In accordance with generally accepted accounting principles, the repurchase price paid in excess of the carrying value has been recorded as a redemption premium and, therefore, as a reduction to net income attributable to common stockholders.

7. SUBSEQUENT EVENT

    On November 3, 1997, Refraco Inc., a wholly owned subsidiary of Alpine, announced that it had a signed a letter of intent for the acquisition of the refractories business of American Premier Holdings, Inc. The purchase price is approximately $133 million, consisting of cash, the assumption of debt and a 15% equity interest in Refraco Inc. The acquisition, if completed, will be accounted for using the purchase method and, accordingly, the results of operations of the acquired business will be included in the Company's consolidated results on a prospective basis from the date of acquisition. Consummation of the transaction is contingent upon the completion of documentation, due diligence and other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Alpine Group, Inc. ("Alpine" or the "Company") through its subsidiaries, Superior TeleCom ("Superior TeleCom") and Refraco Inc. ("Refraco"), operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary of Alpine, operates in the following industry segments: (i) telecommunications distribution wire and cable products for the telecommunications industry through its subsidiary of Alpine, Superior Telecommunications Inc. ("Superior") and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE Systems, Inc. ("DNE"). Refraco, a wholly owned subsidiary of Alpine, provides refractory products and services for the iron and steel, glass, aluminum, cement and cogeneration industries. Refraco includes the operations of its North American operations, BMI-France, acquired on December 21, 1994 and its European operations, Refraco UK, acquired on April 15, 1997.

RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three month and six month periods ended October 31, 1996 and 1997.

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        OCTOBER 31,             OCTOBER 31,
                                                                   ----------------------  ----------------------
                                                                      1996        1997        1996        1997
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable..............................  $  116,887  $  131,394  $  234,856  $  258,114
  Data communications and electronics............................       6,039       7,818      11,894      12,331
  Refractories...................................................      31,093      79,746      58,716     169,583
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................     154,019     218,958     305,466     440,028
Gross profit:
  Telecommunications wire and cable..............................  $   18,949  $   22,976  $   35,808  $   46,011
  Data communications and electronics............................       1,636       2,366       3,154       3,673
  Refractories...................................................       6,774      16,560      12,361      34,156
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................      27,359      41,902      51,323      83,840
Gross profit percentage:
  Telecommunications wire and cable..............................        16.2%       17.5%       15.3%       17.8%
  Data communications and electronics............................        27.1        30.3        26.5        29.8
  Refractories...................................................        21.8        20.8        21.0        20.1
      Consolidated...............................................        17.8        19.1        16.8        19.1
Selling, general and administrative expense:
  Telecommunications wire and cable..............................  $    2,745  $    3,250  $    5,067  $    6,401
  Data communications and electronics............................       1,700       1,482       3,266       2,853
  Refractories...................................................       3,763       9,873       7,719      20,653
  Corporate and other expenses...................................       3,002       2,167       4,948       4,449
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................      11,210      16,772      21,000      34,356
Amortization of goodwill:
  Telecommunications wire and cable..............................  $      431  $      430  $      863  $      860
  Refractories...................................................         333         613         662       1,233
                                                                   ----------  ----------  ----------  ----------
      Consolidated...............................................         764       1,043       1,525       2,093

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            OCTOBER 31,           OCTOBER 31,
                                                                        --------------------  --------------------
                                                                          1996       1997       1996       1997
                                                                        ---------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Operating income:
  Telecommunications wire and cable...................................  $  15,773  $  19,296  $  29,878  $  38,750
  Data communications and electronics.................................        (64)       884       (112)       820
  Refractories........................................................      2,678      6,074      3,980     12,270
  Corporate and other expenses........................................     (3,002)    (2,167)    (4,948)    (4,449)
                                                                        ---------  ---------  ---------  ---------
      Consolidated....................................................     15,385     24,087     28,798     47,391

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

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        OCTOBER 31,             OCTOBER 31,
                                                                   ----------------------  ----------------------
                                                                      1996        1997        1996        1997
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Net sales........................................................  $  113,152  $  126,467  $  224,659  $  249,809
Gross profit.....................................................      18,949      22,976      35,808      46,011
Gross profit percentage..........................................        16.7%       18.2%       15.9%       18.4%

TELECOMMUNICATIONS WIRE AND CABLE--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended October 1997 were $131.4 million, representing an increase of $14.5 million, or 12.4%, as compared to the same period in the prior fiscal year. For the six month period ended October 1997, Superior's net sales were $258.1 million, representing an increase of $23.3 million, or 9.9%, as compared to net sales of $234.9 million for the six months ended October 1996. Adjusted to a constant copper cost of $1.00 per pound, the comparative percentage increases in net sales for the three and six month periods ended October 1997 were 11.8% and 11.2%, respectively (see "Supplemental Data for the Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). The increase in net sales for the quarter and six months ended October 1997 resulted primarily from increased demand for copper wire and cable products due to continuing growth in new copper-based telephone access lines and an increase in maintenance spending by several of Superior's major telephone company customers. The growth in access lines is believed to be the result of increased demand for support of computer, facsimile and internet connections. Also contributing to the growth in net sales was an increase in shipments pursuant to a new multi-year supply agreement entered into during the early portion of fiscal 1997. In order to keep pace with the growth in demand and increased market share, Superior has been increasing its production capacity and, more recently, supplementing its inventory requirements with product purchased from other wire and cable manufacturers. The Company expects to continue to increase its production capacity over the next 12 months, to a level that will be sufficient to provide internally for anticipated product demand levels.

    Superior's gross profit increased by $4.0 million, or 21.3%, to $23.0 million for the quarter ended October 1997, as compared to the same period in the prior fiscal year. For the six months ended October 1997, Superior's gross profit was $46.0 million, representing an increase of $10.2 million, or

28.5%, as compared to the same period in the prior fiscal year. Superior's gross profit percentage, based on actual net sales, was 17.5% for the quarter ended October 1997 and 17.8% for the six months ended October 1997, as compared to 16.2% for the quarter ended October 1996 and 15.2% for the six months ended October 1996. Adjusted to a constant copper cost of $1.00 per pound, the gross profit percentage increased to 18.2% and 18.4%, respectively, for the quarter and six months ended October 1997, as compared to 16.7% and 15.9%, respectively, for the quarter and six months ended October 1996. The comparative increase in Superior's gross profit percentage was attributable to a combination of factors, including manufacturing cost reductions resulting from production efficiencies, improved cost absorption resulting from higher sales volume, generally higher comparative market prices and the impact of product and customer mix; offset to some degree by lower product margins associated with the sale of product purchased from other cable manufacturers.

    Superior's SG&A expense for the quarter ended October 1997 was $3.3 million, representing an increase of $0.5 million, or 18.4%, as compared to SG&A expense of $2.7 million for the same period in the prior fiscal year. For the six month period ended October 1997, Superior's SG&A expense was $6.4 million, representing an increase of $1.3 million, or 26.3%, as compared to SG&A expense of $5.1 million for the same period in the prior fiscal year. The increase in SG&A expense for the quarter and six months ended October 1997 was attributable primarily to costs associated with the incremental staff required to support the increased level of sales activity and the expansion of product development activities, including the establishment and staffing of a product development facility during the fourth quarter of fiscal 1997.

    Superior's operating income for the quarter ended October 1997 was $19.3 million, representing an increase of $3.5 million, or 22.3%, as compared to operating income of $15.8 million for the same period in the prior fiscal year. For the six month period ended October 1997, Superior's operating income was $38.8 million, representing an increase of $8.9 million, or 29.7%, as compared to operating income of $29.9 million for the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales and the improvement in gross profit percentage.

DNE--RESULTS OF OPERATIONS

    For the quarter ended October 1997, DNE's net sales were $7.8 million, representing an increase of $1.8 million, or 29.5%, as compared to the same period in the prior fiscal year. For the six month period ended October 1997, DNE's net sales were $12.3 million, representing an increase of $0.4 million, or 3.7%, as compared to the same period in the prior fiscal year. The current period increase in net sales was the result of significant shipments under DNE's first major commercial multiplexer project, along with an improvement in government related revenues, partially offset by a decline in DNE's contract manufacturing activities.

    DNE's gross profit percentage increased to 30.3% for the quarter ended October 1997 and to 29.8% for the six months ended October 1997, as compared to 27.1% and 26.5% for the three and six month periods ended October 1996, respectively. The increase in gross profit percentage was attributable to the higher margin associated with the aforementioned commercial multiplexer sales and the increase in higher margin government related revenues.

    DNE reduced SG&A expense by $0.2 million, or 12.8%, in the October 1997 quarter and by $0.4 million, or 12.6%, in the October 1997 six month period, as compared to the same periods in the prior fiscal year. Such reductions were attributable to an operational reorganization and cost reduction initiatives.

    As a result of the increase in net sales and gross profit percentage and the reduction in SG&A expense, DNE generated operating income of $0.9 million during the quarter ended October 1997 and

$0.8 million for the six months ended October 1997 which was an improvement over DNE's approximately break even operating income in the same periods of the prior fiscal year.

REFRACTORIES--RESULTS OF OPERATIONS

    Refraco's net sales for the quarter ended October 1997 were $79.7 million, representing an increase of $48.7 million, or 156%, as compared to the same period in the prior fiscal year. Refraco's net sales for the six months ended October 1997 were $169.6 million, representing an increase of $110.9 million, or 189%, as compared to the same period in the prior fiscal year. The increase in net sales was due to the inclusion of the recently acquired Refraco UK operations, which contributed net sales of $53.4 million and $115.7 million, respectively, for the quarter and six months ended October 1997. Net sales for BMI-France for the quarter and six months ended October 1997 were $26.3 million and $53.9 million, respectively, representing a decline of 15.3% and 8.3%, respectively, as compared to the same periods in the prior fiscal year. On a comparative basis, the reduction in BMI-France net sales was the result of lower sales of specialty refractory block to the plate glass industry due to both an industry slow down and a recently settled strike at one of the Company's manufacturing facilities, as well as a reduction in coke oven construction services primarily at the Company's Furnco division. Activity at the Furnco division is expected to increase over the next six months, such that revenues for the entire fiscal year are anticipated to equal or exceed prior year levels.

    Refraco's gross profit for the quarter ended October 1997 was $16.6 million, representing an increase of $9.8 million, or 144%, as compared to the same period in the prior fiscal year. Refraco's gross profit for the six months ended October 1997 was $34.2 million, representing an increase of $21.8 million, or 176%, as compared to the same period in the prior fiscal year. The increase in gross profit was attributable to the inclusion of the operations of Refraco UK in the current fiscal quarter and six months ended October 1997, which generated a gross profit of $11.8 million and $24.1 million, respectively, partially offset by a decline in gross profit at BMI-France of $2.0 million and $2.3 million for the quarter and six months ended October 1997, respectively. The combined gross profit percentage for the quarter and six months ended October 1997 was 20.8% and 20.1%, respectively, as compared to 21.8% and 21.0%, respectively, for the same periods in the prior fiscal year. The decline in gross profit percentage resulted from a change in overall product mix, resulting primarily from the inclusion of the Refraco UK operations, as well as from the impact of competitive pricing pressures in the iron and steel industry.

    Refraco's SG&A expense for the quarter ended October 1997 was $9.9 million, representing an increase of $6.1 million, as compared to the same period in the prior fiscal year. Refraco's SG&A expense for the six months ended October 1997 was $20.7 million, representing an increase of $12.9 million, as compared to the same period in the prior fiscal year. The increase in SG&A expense was attributable primarily to the inclusion of the Refraco UK operations in the current fiscal periods.

    Refraco's operating income for the quarter ended October 1997 was $6.1 million, representing an increase of $3.4 million, or 127%, as compared to the same period in the prior fiscal year. Refraco's operating income for the six months ended October 1997 was $12.3 million, representing an increase of $8.3 million, or 208%, as compared to the same period in the prior fiscal year. The increase in operating income resulted from the inclusion of $5.2 million and $10.0 million in operating income from the Refraco UK operations for the quarter and six months ended October 1997, respectively. On a comparative basis, operating income for the BMI-France operations declined by $2.3 million and $2.6 million, respectively, for the quarter and six months ended October 1997, with such decline being the result of lower revenues, coupled with the impact of competitive pricing pressures.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisition of Refraco UK and the growth in sales of Superior's telecommunications wire and cable products resulted in comparative consolidated net sales increasing by $64.9 million, or 42.2%, for the quarter ended October 1997 and by $134.6 million, or 44.1%, for the six months ended October 1997. The increase in net sales and an increase in the telecommunications wire and cable products' gross profit percentage, gave rise to a consolidated comparative increase in gross profit of $14.5 million, or 53.2%, for the quarter ended October 1997 and of $32.5 million, or 63.4%, for the six months ended October 1997.

    Consolidated SG&A expense for the quarter ended October 1997 was $16.8 million, representing an increase of $5.6 million, or 49.6%, compared to the same period in the prior fiscal year. Consolidated SG&A expense for the six months ended October 1997 was $34.4 million, representing an increase of $13.4 million, or 63.6%, compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of Refraco UK's operations for the current fiscal period along with higher SG&A expense in Superior's operations, offset partially by a reduction in corporate SG&A expenses, which reduction was attributable to a lower level of charges for non cash compensation expense related to variable accounting for certain stock options.

    Consolidated operating income for the quarter ended October 1997 was $24.1 million, representing an increase of $8.7 million, or 56.6%, as compared to the same period in the prior fiscal year. Consolidated operating income for the six months ended October 1997 was $47.4 million, representing an increase of $18.6 million, or 64.6%, as compared to the same period in the prior fiscal year. Operating income increased as a result of the contribution from the Refraco UK operations and from the growth in net sales and gross profit in Superior's telecommunications wire and cable operations.

    Consolidated interest expense for the quarter ended October 1997 was $7.2 million, representing an increase of $0.6 million, or 8.8%, as compared to consolidated interest expense of $6.6 million for the same period in the prior fiscal year. Consolidated interest expense for the six months ended October 1997 was $14.7 million, representing an increase of $1.1 million, or 8.2%, as compared to consolidated interest expense of $13.6 million for the same period in the prior fiscal year. The increase in consolidated interest expense reflected the net increase in consolidated debt resulting from the Refraco UK acquisition, offset by a reduction in borrowing cost resulting from the Reorganization (see Note 5 to the Consolidated Financial Statements included in the April 30, 1997 Annual Report on Form 10-K) and associated refinancing of substantially all of the Company's outstanding debt at lower effective interest rates during the second and third quarters of fiscal 1997.

    For the quarter and six months ended October 1997, the provision for income taxes was $7.1 million and $13.7 million, respectively, as compared to a provision for income taxes of $42.1 million and $44.4 million, respectively, for the same periods in the prior fiscal year. Included in the provision for income taxes for the quarter and six months ended October 1996 was $39.0 million related to the non recurring gain on sale of subsidiary stock. The effective tax rates for the quarter and six months ended October 1997 were 39.5% and 40.0%, respectively, which compares with effective tax rates, excluding income taxes associated with the aforementioned non recurring gain, of 35.0% for the three and six months ended October 1996. The lower effective tax rate in the prior fiscal year period was due to the availability of certain limited tax loss carryforwards to offset U.S. Federal and state income tax liabilities during such periods.

    As a result of the October 1996 sale of a 49.9% interest in the common stock of Superior TeleCom (see Note 5 to the Consolidated Financial Statements included in the April 30, 1997 Annual Report on Form 10-K), minority interest charges of $5.2 million and $10.1 million were recorded for the three and six months ended October 1997, respectively, as compared to $0.3 million in the same periods in the prior fiscal year, with such charge representing the minority stockholders' interest in Superior TeleCom's net income for the respective periods.

    Net income attributable to common stock before extraordinary (loss) was $5.6 million, or $0.30 per share, for the quarter ended October 1997, as compared to net income attributable to common stock before extraordinary (loss) and before the after tax non-recurring gain on sale of subsidiary stock, of $5.2 million, or $0.28 per share, for the prior year quarterly period. For the six months ended October 1997, net income attributable to common stock before extraordinary
(loss) was $10.4 million, or $0.56 per share, as compared to net income attributable to common stock before extraordinary (loss) and before the after tax non-recurring gain on sale of subsidiary stock, of $9.3 million, or $0.49 per share, for the prior year six month period. The comparative increase in net income was due to the significant increase in operating income, offset by higher incremental tax rates and the aforementioned minority interest charge.

GAIN ON SALE OF SUBSIDIARY STOCK

    In fiscal 1997, the Company completed the sale of 6,900,000 shares of common stock (amounting to 49.9% of the outstanding shares) of its Superior TeleCom subsidiary (see Note 4 to the accompanying Condensed Consolidated Financial Statements), with such sale resulting in a pre-tax gain of $80.4 million that was recorded as non-operating income. Current and deferred income tax expense related to this transaction of $39.0 million has been included in the Company's provision for income taxes. Thus, on an after tax basis, the net gain on sale of subsidiary stock amounted to $41.4 million, or $2.22 per share, for the quarter ended October 31, 1996.

EXTRAORDINARY ITEM

    During the quarter and six months ended October 1997, the Company incurred an extraordinary (loss) of $0.8 million and $1.2 million, respectively, on the early extinguishment of debt. During the quarter ended October 1996, the Company incurred an extraordinary loss of $13.4 million on the early extinguishment of debt. The extraordinary loss during the October 1997 and 1996 fiscal periods related to the early retirement of debt (see note 5 to the accompanying Condensed Consolidated Financial Statements and note 10 to the Company's Annual Report on Form 10-K for the year ended April 30, 1997).

                        LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 31, 1997, the Company generated $30.3 million in cash flow from operating activities consisting of $33.3 million in cash flow generated from operations (net income plus non-cash charges), less $3.0 million in cash flow used for net working capital changes. The major working capital changes included a $10.7 million increase in accounts receivable, offset by a $6.6 million reduction in inventories. Cash used for investing activities amounted to $3.3 million, consisting principally of $9.5 million in capital expenditures, offset by $5.0 million in net proceeds from the sale of assets. Cash used for financing activities amounted to $34.0 million, consisting of $17.2 million in repayments of long-term debt, largely as a result of the redemption of $11.1 million recorded amount ($12.0 million face amount) of Senior Notes, $10.9 million in repayments of revolving credit loans and $8.4 million used for repurchases of Company common stock.

    The Company had $29.0 million in cash and marketable securities on a consolidated basis at October 31, 1997. Of such amount, $18.6 million was maintained by the Company, with the balance held by Refraco and Superior TeleCom.

    In addition to the cash and marketable securities discussed above, the Company also holds approximately 6,470,000 shares (representing 50.1% of the outstanding shares) of Superior TeleCom (NYSE: SUT); which investment, based on the closing price on the New York Stock Exchange on December 3, 1997, had a market value of approximately $250.7 million and a consolidated carrying value as recorded by the Company (net of minority interest) of $32.2 million. Superior TeleCom common stock owned by Alpine, with a fair market value of $60.0 million, is pledged as collateral to secure certain debt of the Company's Refraco subsidiary.

    As of October 31, 1997, Superior TeleCom had a cash balance of $4.5 million and approximately $64.0 million in excess funds availability under its revolving credit facility. Superior TeleCom's principal debt service commitments over the next 12 months amount to $0.1 million and management anticipates that capital expenditures of $10 to $15 million will be required over such period. Superior TeleCom has typically generated substantial cash flows from operating activities. Management anticipates that the Company will be able to generate sufficient cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    As of October 31, 1997, Refraco had $12.4 million in excess funds availability under its revolving credit facility and an additional $5.9 million in cash and cash equivalents. Refraco's principal debt service commitments for the next 12 months amount to $3.7 million and capital expenditures over the next twelve months are expected to approximate $8 to $10 million. The Company anticipates that Refraco will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditures commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    The balance of the Company's operations consist of the corporate activities of Alpine. At October 31, 1997, Alpine had $13.9 million recorded amount ($15.0 million face amount) of debt, none of which is repayable during the next 12 months. For the next 12 months, Alpine expects to fund its corporate activities (which include approximately $5.0 million in estimated corporate overhead expenses and $1.8 million in interest expense) from allowable management fees payable by its subsidiaries to Alpine and from interest income, with any shortfall funded from Alpine's cash, cash equivalents and marketable securities.

------------------------

    Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, market acceptance of new products and continuing product demand, the impact of competitive products and pricing and changing economic conditions, including changes in short term interest rates, fluctuations in foreign currency exchange rates and other risk factors detailed in the Company's most recent annual report and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on September 24, 1997, for the purpose of: (i) electing three directors; (ii) ratifying the selection of auditors for the current fiscal year; (iii) ratifying the adoption by the Board of Directors of the Company's 1997 Stock Option Plan and (iv) ratifying the adoption by the Board of Directors of an amendment to the Company's Employee Stock Purchase Plan. Proxies were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's proposals and nominees; and all such proposals were adopted and nominees elected.

    (a) With respect to the re-election of three directors of the Company, the common stock and preferred stock votes cast for each director and the percentage of those shares of the combined classes of stock voted were as follows:

                                                                        COMMON STOCK    PREFERRED STOCK    PERCENTAGE
                                                                       --------------  -----------------  -------------
Mr. Kenneth G. Byers, Jr.............................................     15,126,708           1,000             99.4%
Mr. Randolph Harrison................................................     15,126,698           1,000             99.4%
Mr. Ernest C. Janson, Jr.............................................     15,126,688           1,000             99.4%

    In addition to the above, directors whose term of office continued after the meeting were Messrs. Steven S. Elbaum, John C. Jansing, James R. Kanely, Gene E. Lewis and Bragi F. Schut.

    (b) With respect to the election of Arthur Andersen LLP as the Company's auditors, 15,170,247 shares of Common Stock and 1,000 shares of Preferred Stock were voted in favor and 88,281 shares of Common Stock and no shares of Preferred Stock were voted against ratification; the affirmative vote representing 99.7% of the shares of the combined classes of stock voted.

    (c) With respect to the ratification of the adoption by the Board of Directors of the Company's 1997 Stock Option Plan, 8,450,876 shares of Common Stock and no shares of Preferred Stock were voted in favor and 695,806 shares of Common Stock and 1,000 shares of Preferred Stock were voted against ratification; the affirmative vote representing 55.1% of the shares of the combined classes of stock voted.

    (d) With respect to the ratification of the adoption by the Board of Directors of an amendment to the Company's Employee Stock Purchase Plan, 14,667,070 shares of Common Stock and 1,000 shares of Preferred Stock were voted in favor and 276,656 shares of Common Stock and no shares of Preferred Stock were voted against ratification; the affirmative vote representing 96.4% of the shares of the combined classes of stock voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    27--FINANCIAL DATA SCHEDULE

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE ALPINE GROUP, INC.

                                             (Registrant)

Date: December 12, 1997                      By:                   /s/ DAVID S. ALDRIDGE
                                                        ------------------------------------------
                                                                     David S. Aldridge
                                                                  CHIEF FINANCIAL OFFICER