Form 10-Q
period 1998-01-31
ALPINE GROUP INC /DE/
filed 1998-03-17
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)         No.)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                       OUTSTANDING AT MARCH 17,
               CLASS                             1998
-----------------------------------  ----------------------------
   Common Stock, $.10 Par Value               16,930,789

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                       JANUARY 31,
                                                                                                          1998
                                                                                           APRIL 30,   -----------
                                                                                              1997
                                                                                           ----------  (UNAUDITED)
                                                                                               (IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $   21,606   $   9,321
  Marketable securities..................................................................      15,807      14,377
  Accounts receivable (less allowance for doubtful accounts of:
    April, $2,631; January $3,267).......................................................     119,506     152,562
  Inventories............................................................................     119,234     140,839
  Other current assets...................................................................      17,321      16,086
                                                                                           ----------  -----------
      Total current assets...............................................................     293,474     333,185
Property, plant and equipment, net.......................................................     155,484     186,248
Long-term investments and other assets...................................................      32,388      38,587
Goodwill (less accumulated amortization: April, $8,036; January$11,183)..................     106,878     200,026
                                                                                           ----------  -----------
      Total assets.......................................................................  $  588,224   $ 758,046
                                                                                           ----------  -----------
                                                                                           ----------  -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $   85,906   $  93,695
  Accrued expenses.......................................................................      69,948      93,818
  Current portion of long-term debt......................................................       2,653       7,416
                                                                                           ----------  -----------
      Total current liabilities..........................................................     158,507     194,929
Long-term debt, less current portion.....................................................     308,171     379,831
Other long-term liabilities..............................................................      45,026      67,062
Minority interest in subsidiary..........................................................      22,094      44,968
                                                                                           ----------  -----------
      Total liabilities..................................................................     533,798     686,790
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value.........................       1,927         427
  Common stock, $.10 par value; authorized 25,000,000 shares; issued: April, 18,834,256
    shares; January, 19,573,639 shares...................................................       1,883       1,957
  Capital in excess of par value.........................................................     113,459     133,579
  Cumulative translation adjustment......................................................      (1,316)       (170)
  Unrealized loss on securities available for sale, net of deferred tax..................        (716)       (716)
  Accumulated deficit....................................................................     (48,048)    (37,553)
                                                                                           ----------  -----------
                                                                                               67,189      97,524
Shares of common stock in treasury, at cost: April, 1,612,047 shares; January, 2,624,732
  shares.................................................................................     (12,130)    (25,310)
Receivable from stockholders.............................................................        (633)       (958)
                                                                                           ----------  -----------
  Total stockholders' equity.............................................................      54,426      71,256
                                                                                           ----------  -----------
      Total liabilities and stockholders' equity.........................................  $  588,224   $ 758,046
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  121,172  $  206,504
Cost of goods sold........................................................................      99,587     169,077
                                                                                            ----------  ----------
  Gross profit............................................................................      21,585      37,427
Selling, general and administrative expense...............................................       8,480      17,859
Restructuring charge......................................................................      --           3,626
Amortization of goodwill..................................................................         767       1,067
                                                                                            ----------  ----------
  Operating income........................................................................      12,338      14,875
Interest income...........................................................................         782       1,048
Interest (expense)........................................................................      (4,345)     (6,959)
Other income, net.........................................................................         362          70
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................       9,137       9,034
Provision for income taxes................................................................      (3,749)     (3,500)
                                                                                            ----------  ----------
  Income before minority interest.........................................................       5,388       5,534
Minority interest in earnings of subsidiary...............................................      (3,059)     (4,212)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................       2,329       1,322
Extraordinary (loss) on early extinguishment of debt......................................      (5,977)     --
                                                                                            ----------  ----------
  Net income (loss).......................................................................      (3,648)      1,322
Preferred stock dividends.................................................................         (69)         (9)
                                                                                            ----------  ----------
  Net income (loss) applicable to common stock............................................  $   (3,717) $    1,313
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Net income (loss) per share of common stock:
  Basic:
    Income before extraordinary (loss)....................................................  $     0.13  $     0.08
    Extraordinary (loss) on early extinguishment of debt..................................       (0.34)     --
                                                                                            ----------  ----------
      Net income (loss) per basic share of common stock...................................  $    (0.21) $     0.08
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary (loss)....................................................  $     0.12  $     0.07
    Extraordinary (loss) on early extinguishment of debt..................................       (0.31)     --
                                                                                            ----------  ----------
    Net income (loss) per diluted share of common stock...................................  $    (0.19) $     0.07
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
Net sales.................................................................................  $  426,638  $  646,532
Cost of goods sold........................................................................     353,730     525,265
                                                                                            ----------  ----------
  Gross profit............................................................................      72,908     121,267
Selling, general and administrative expense...............................................      29,480      52,215
Restructuring charge......................................................................      --           3,626
Amortization of goodwill..................................................................       2,292       3,160
                                                                                            ----------  ----------
  Operating income........................................................................      41,136      62,266
Interest income...........................................................................       1,123       2,603
Interest (expense)........................................................................     (17,954)    (21,686)
Gain on sale of subsidiary stock..........................................................      80,397      --
Other income, net.........................................................................         357         119
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................     105,059      43,302
Provision for income taxes................................................................     (48,151)    (17,220)
                                                                                            ----------  ----------
  Income before minority interest.........................................................      56,908      26,082
Minority interest in earnings of subsidiary...............................................      (3,392)    (14,307)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................      53,516      11,775
Extraordinary (loss) on early extinguishment of debt......................................     (19,389)     (1,221)
                                                                                            ----------  ----------
  Net income..............................................................................      34,127      10,554
Preferred stock dividends.................................................................        (537)        (59)
Preferred stock redemption premium........................................................      (5,195)     --
                                                                                            ----------  ----------
  Net income applicable to common stock...................................................  $   28,395  $   10,495
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)....................................................  $     2.93  $     0.69
    Extraordinary (loss) on early extinguishment of debt..................................       (1.07)      (0.07)
    Preferred stock redemption premium....................................................       (0.29)     --
                                                                                            ----------  ----------
      Net income per basic share of common stock..........................................  $     1.57  $     0.62
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary (loss)....................................................  $     2.63  $     0.62
    Extraordinary (loss) on early extinguishment of debt..................................       (0.95)      (0.06)
    Preferred stock redemption premium....................................................       (0.26)     --
                                                                                            ----------  ----------
      Net income per diluted share of common stock........................................  $     1.42  $     0.55
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    9% CUMULATIVE                      UNREALIZED
                                                                                     CONVERTIBLE                        (LOSS) ON
                                               COMMON STOCK         CAPITAL        PREFERRED STOCK         FOREIGN     SECURITIES
                                          ----------------------   IN EXCESS   ------------------------   CURRENCY      AVAILABLE
                                           SHARES      AMOUNT       OF PAR       SHARES       AMOUNT     TRANSLATION    FOR SALE
                                          ---------  -----------  -----------  -----------  -----------  -----------  -------------
Balance at April 30, 1997...............  18,834,256  $   1,883    $ 113,459        1,927    $   1,927    $  (1,316)    $    (716)
Conversion of preferred stock...........    189,873          19        1,481       (1,500)      (1,500)
Exercise of stock options...............    437,680          44        2,093
Employee stock purchase plan............     18,697           2          157
Purchase of treasury stock..............
Compensation expense related to stock
  options and grants....................     93,133           9        1,167
Dividends on preferred stock............
Issuance of minority equity interest in
  subsidiary............................                              15,222
Foreign currency translation............                                                                      1,146
Loan to stockholders....................
Net income for the nine months ended
  January 31, 1998......................
                                          ---------  -----------  -----------  -----------  -----------  -----------        -----
Balance at January 31, 1998.............  19,573,639  $   1,957    $ 133,579          427    $     427    $    (170)    $    (716)
                                          ---------  -----------  -----------  -----------  -----------  -----------        -----
                                          ---------  -----------  -----------  -----------  -----------  -----------        -----


                                                           TREASURY STOCK       RECEIVABLE
                                          ACCUMULATED   --------------------       FROM
                                            DEFICIT      SHARES     AMOUNT     STOCKHOLDERS      TOTAL
                                          ------------  ---------  ---------  ---------------  ---------
Balance at April 30, 1997...............   $  (48,048)  (1,612,047) $ (12,130)    $    (633)   $  54,426
Conversion of preferred stock...........                                                          --
Exercise of stock options...............                                                           2,137
Employee stock purchase plan............                                                             159
Purchase of treasury stock..............                (1,012,685)   (13,180)                   (13,180)
Compensation expense related to stock
  options and grants....................                                                           1,176
Dividends on preferred stock............          (59)                                               (59)
Issuance of minority equity interest in
  subsidiary............................                                                          15,222
Foreign currency translation............                                                           1,146
Loan to stockholders....................                                              (325)         (325)
Net income for the nine months ended
  January 31, 1998......................       10,554                                             10,554
                                          ------------  ---------  ---------         -----     ---------
Balance at January 31, 1998.............   $  (37,553)  (2,624,732) $ (25,310)    $    (958)   $  71,256
                                          ------------  ---------  ---------         -----     ---------
                                          ------------  ---------  ---------         -----     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                      NINE MONTHS ENDED
                                         JANUARY 31,
                                     -------------------
                                       1997      1998
                                     --------  ---------
Cash flows from operating
  activities:
  Net income before extraordinary
    item...........................  $ 53,516  $  11,775
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation and
      amortization.................    10,523     15,950
    Amortization of deferred debt
      issuance costs and accretion
      of debt discount.............     1,699      1,651
    Compensation expense related to
      stock options and grants.....     1,727      1,176
    Minority interest in earnings
      of subsidiary................     3,392     14,307
    Gain on sale of subsidiary
      stock, net of income taxes...   (41,427)    --
    Provision for deferred taxes...     9,651          6
    Change in assets and
      liabilities, net of effects
      from companies acquired:
      Accounts receivable..........     9,898     (8,109)
      Inventories..................     7,410      6,580
      Other current and non-current
        assets.....................     5,514       (879)
      Accounts payable and accrued
        expenses...................   (14,396)     1,362
      Other long-term
        liabilities................       497        (90)
                                     --------  ---------
Cash provided by operating
  activities.......................    48,004     43,729
                                     --------  ---------

Cash flows from investing
  activities:
  Acquisition, net of cash.........     --      (101,424)
  Capital expenditures.............    (8,790)   (15,379)
  Investment in marketable
    securities.....................      (465)     1,430
  Advances to PolyVision
    Corporation....................    (1,695)      (140)
  Purchase of subsidiary common
    stock..........................    (8,055)    --
  Net proceeds from the sale of
    assets.........................     2,003      5,726
                                     --------  ---------
Cash used for investing
  activities.......................   (17,002)  (109,787)
                                     --------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                      NINE MONTHS ENDED
                                         JANUARY 31,
                                     --------------------
                                       1997       1998
                                     ---------  ---------
Cash flows from financing
  activities:
  Borrowings (repayments) under
    revolving credit facilities,
    net............................  $ 102,146  $ (28,083)
  Long-term borrowings.............     10,000    115,000
  Repayments of long-term
    borrowings.....................   (144,745)   (17,696)
  Proceeds from sale of stock of
    subsidiary, net of current
    income tax.....................     62,672     --
  Proceeds from exercise of stock
    options........................        713      2,137
  Redemption of preferred stock....    (15,590)    --
  Purchase of treasury shares......     (7,331)   (13,180)
  Dividends on subsidiary common
    stock..........................     --         (1,011)
  Dividends on preferred stock.....       (537)       (59)
  Capitalized financing costs......     (5,352)    (3,335)
                                     ---------  ---------
Cash provided by financing
  activities.......................      1,976     53,773
                                     ---------  ---------
Net increase (decrease) in cash and
  cash equivalents.................     32,978    (12,285)
Cash and cash equivalents at
  beginning of period..............      1,119     21,606
                                     ---------  ---------
Cash and cash equivalents at end of
  period...........................  $  34,097  $   9,321
                                     ---------  ---------
                                     ---------  ---------

Supplemental disclosures:
  Cash paid for interest...........  $  21,090  $  21,496
                                     ---------  ---------
                                     ---------  ---------
  Cash paid for income taxes.......  $  17,973  $  21,910
                                     ---------  ---------
                                     ---------  ---------
  Non cash financing activity:
    Exchange of preferred stock for
      common stock:
      Common stock issued..........  $   1,000  $   1,500
                                     ---------  ---------
                                     ---------  ---------
      Preferred stock redeemed.....  $   1,000  $   1,500
                                     ---------  ---------
                                     ---------  ---------
  Acquisition of business:
    Assets, net of cash acquired...             $ 186,920
    Issuance of minority equity
      interest in subsidiary.......               (34,792)
    Liabilities assumed............               (50,704)
                                     ---------  ---------
    Net cash (paid)................             $(101,424)
                                     ---------  ---------
                                     ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INVENTORIES

    The components of inventories are:

                                                                       APRIL 30,   JANUARY 31,
                                                                         1997         1998
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Raw materials.......................................................   $  32,894    $  45,918
Work in process.....................................................      19,211       20,863
Finished goods......................................................      67,129       74,058
                                                                      -----------  -----------
                                                                       $ 119,234    $ 140,839
                                                                      -----------  -----------
                                                                      -----------  -----------

3. EARNINGS PER SHARE

                                                              THREE MONTHS ENDED JANUARY 31,      NINE MONTHS ENDED JANUARY 31,
                                                                           1998                               1998
                                                             ---------------------------------  ---------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    PER SHARE                          PER SHARE
                                                              INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                             ---------  ---------  -----------  ---------  ---------  -----------
Income attributable to common stock before extraordinary
  (loss)...................................................  $   1,322                          $  11,775
Less: preferred stock dividends............................         (9)                               (59)
                                                             ---------                          ---------
Basic earnings per common share............................  $   1,313     16,990   $    0.08   $  11,716     16,995   $    0.69
                                                                                        -----                              -----
                                                                                        -----                              -----
Dilutive impact of stock options, warrants and grants......     --          2,118                  --          1,888
Convertible preferred stock................................          9         82                      59        148
                                                             ---------  ---------               ---------  ---------
Diluted earnings per common share..........................  $   1,322     19,190   $    0.07   $  11,775     19,031   $    0.62
                                                             ---------  ---------       -----   ---------  ---------       -----
                                                             ---------  ---------       -----   ---------  ---------       -----

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998

                                  (UNAUDITED)

3. EARNINGS PER SHARE (CONTINUED)

                                                              THREE MONTHS ENDED JANUARY 31,      NINE MONTHS ENDED JANUARY 31,
                                                                           1997                               1997
                                                             ---------------------------------  ---------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    PER SHARE                          PER SHARE
                                                              INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                             ---------  ---------  -----------  ---------  ---------  -----------
Income attributable to common stock before extraordinary
  (loss)...................................................  $   2,329                          $  53,516
Less: preferred stock dividends............................        (69)                              (537)
                                                             ---------                          ---------
Basic earnings per common share............................  $   2,260     17,649   $    0.13   $  52,979     18,068   $    2.93
                                                                                        -----                              -----
                                                                                        -----                              -----
Dilutive impact of stock options, warrants and grants......     --            839                  --            548
Convertible preferred stock................................         69        543                     537      1,723
                                                             ---------  ---------               ---------  ---------
Diluted earnings per common share..........................  $   2,329     19,031   $    0.12   $  53,516     20,339   $    2.63
                                                             ---------  ---------       -----   ---------  ---------       -----
                                                             ---------  ---------       -----   ---------  ---------       -----

    Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share were determined assuming that stock options outstanding were converted under the treasury stock method and that the weighted average number of the convertible preferred stock outstanding during the period was assumed to be converted at the beginning of each respective fiscal period. The Company has retroactively adopted SFAS No. 128, "Earnings per Share," effective with its quarter ended January 31, 1998. As a result, the Company's reported earnings per share for the periods ended January 31, 1997 were restated.

    The effect of the SFAS No. 128 accounting change on previously reported earnings per share (EPS) data was as follows:

                                                                            THREE MONTHS ENDED JANUARY 31, 1997
                                                                         -----------------------------------------
                                                                          PRIMARY EPS     EFFECT OF     BASIC EPS
                                                                          AS REPORTED   SFAS NO. 128   AS RESTATED
                                                                         -------------  -------------  -----------
Income before extraordinary (loss).....................................    $    0.12      $    0.01     $    0.13
Extraordinary (loss) on early extinguishment of debt...................        (0.32)         (0.02)        (0.34)
                                                                              ------         ------    -----------
Net (loss) per share of common stock...................................    $   (0.20)     $   (0.01)    $   (0.21)
                                                                              ------         ------    -----------
                                                                              ------         ------    -----------

                                                                            NINE MONTHS ENDED JANUARY 31, 1997
                                                                         -----------------------------------------
                                                                          PRIMARY EPS     EFFECT OF     BASIC EPS
                                                                          AS REPORTED   SFAS NO. 128   AS RESTATED
                                                                         -------------  -------------  -----------
Income before extraordinary loss.......................................    $    2.85      $    0.08     $    2.93
Extraordinary (loss) on early extinguishment ofdebt....................        (1.04)         (0.03)        (1.07)
Preferred stock redemption premium.....................................        (0.28)         (0.01)        (0.29)
                                                                              ------         ------    -----------
Net income per share of common stock...................................    $    1.52      $    0.05     $    1.57
                                                                              ------         ------    -----------
                                                                              ------         ------    -----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998

                                  (UNAUDITED)

4. ACQUISITION OF AMERICAN PREMIER HOLDINGS, INC.

    On January 30, 1998, Refraco Inc. ("Refraco"), a wholly-owned subsidiary of Alpine, acquired American Premier Holdings, Inc. ("APHI"), a manufacturer and distributor of refractory products in the United States and Canada, through the merger of APHI with and into Refraco. The consideration paid by the Company in the merger amounted to $134.9 million and consisted of (i) the payment of $31.7 million in cash to the stockholders of APHI, (ii) the repayment or assumption of $68.4 million of indebtedness of APHI, and (iii) the issuance to the stockholders of APHI of shares representing 16.6% of the issued and outstanding common stock of Refraco. In connection with the APHI acquisition, Refraco and its principal wholly-owned subsidiaries entered into an Amended and Restated Credit Agreement (the "Refraco Credit Agreement") which provides for an increase in total borrowing availability under such facility from $130.0 to $260.0 million. Upon consummation of the APHI acquisition, incremental borrowings of $115.0 million were drawn under the Refraco Credit Agreement and were used to
(i) pay the cash portion of the aforementioned purchase price, (ii) repay certain APHI indebtedness, (iii) repay existing outstanding bank debt and (iv) pay related transaction expenses (see Note 6 for a description of the Refraco Credit Agreement).

    The acquisition has been accounted for using the purchase method and, accordingly, the results of operations of APHI will be included in the consolidated financial statements on a prospective basis from the date of acquisition. As such, the results of operations of APHI are not reflected in the accompanying consolidated statements of operations for the periods ended January 31, 1998 and 1997.

    The purchase price has been allocated based upon estimated fair values of assets and liabilities at the date of acquisition, and is subject to adjustment. The excess of the purchase price over the net assets acquired was approximately $90.9 million and is being amortized on a straight line basis over 40 years.

PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations, which give effect to the APHI acquisition and the acquisition of Hepworth Refractories (Holdings) Limited (see Note 6 to the Company's Annual Report on Form 10-K for the year ended April 30, 1997) as if both transactions had occurred on May 1, 1996, are presented below. The pro forma amounts reflect acquisition related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998

                                  (UNAUDITED)

4. ACQUISITION OF AMERICAN PREMIER HOLDINGS, INC. (CONTINUED) and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

                                                                          NINE MONTHS ENDED
                                                                             JANUARY 31,
                                                                              PRO FORMA
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------

                                                                        (IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS)
                                                                             (UNAUDITED)
Net sales.............................................................  $  784,314  $  786,356
Income before income taxes............................................     108,148      45,864
Income before extraordinary (loss)....................................      55,779      13,120
Extraordinary (loss) on early extinguishment of debt..................     (19,389)     (1,221)
Net income applicable to common stock.................................      30,658      11,840

  Net income (loss) per diluted share of common stock:
  Income before extraordinary (loss)..................................  $     2.72  $     0.68
  Extraordinary (loss) on early extinguishment of debt................       (0.95)      (0.06)
  Preferred stock redemption premium..................................       (0.26)     --
                                                                        ----------  ----------
    Net income per diluted share......................................  $     1.51  $     0.62
                                                                        ----------  ----------
                                                                        ----------  ----------

    As previously mentioned, as part of the purchase consideration paid for the APHI acquisition, Alpine caused Refraco to issue 16.6% of the common stock of Refraco currently outstanding to the APHI shareholders. In connection with this transaction, the Company reflected as a component of stockholders' equity a $15.2 million gain, net of tax, on the issuance of a minority equity interest in Refraco. The gain has not been reflected as a component of the statement of operations since the common stock issued is, by its terms, subject to repurchase by Refraco under certain circumstances following the fifth anniversary of the APHI acquisition.

5. RESTRUCTURING CHARGE

    In conjunction with the acquisition of APHI, the Company recorded a non-recurring restructuring charge of $3.6 million, or $2.2 million, net of tax. The charge relates to costs to be incurred at the Company's existing refractory facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions.

6. DEBT

    In connection with the acquisition of APHI, the Company amended its existing Refraco Credit Agreement. The Amended and Restated Refraco Credit Agreement provides for total borrowing availability of up to $260 million; consisting of a $50.0 million revolving credit facility, a $60.0 million term loan A facility, a $75.0 million term loan B facility and a $75.0 million term loan C facility. Proceeds from these facilities were used to complete the acquisition of APHI and Hepworth (see Note 4 herein; and Note 6 to the Company's Annual Report on Form 10-K for the year ended April 30, 1997).

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998

                                  (UNAUDITED)

6. DEBT (CONTINUED)
    At April 30, 1997 and January 31, 1998, long-term debt consists of the following:

                                                                       APRIL 30,   JANUARY 31,
                                                                          1997        1998
                                                                       ----------  -----------
                                                                           (IN THOUSANDS)
Schedule not indented due to size
Superior revolving credit facility (a)...............................  $  111,657   $  80,493
Refraco floating rate note (b).......................................      60,000      60,000
Refraco revolving credit facility (c)................................       5,805       8,886
Refraco term loan A (c)..............................................      50,000      61,301
Refraco term loan B (c)..............................................      45,000      74,663
Refraco term loan C (c)..............................................      --          75,000
12.25% Senior Secured Notes (principal amount $21.1 million at April
  30, 1997 and $14.2 million at January 31, 1998) (d)................      19,382      13,169
Other................................................................      18,980      13,735
                                                                       ----------  -----------
    Total debt.......................................................     310,824     387,247
Less current portion of long-term debt...............................       2,653       7,416
                                                                       ----------  -----------
                                                                       $  308,171   $ 379,831
                                                                       ----------  -----------
                                                                       ----------  -----------

    At January 31, 1998, the fair value of Alpine's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities, approximates its recorded value.

    The aggregate maturities of long-term debt for the five years subsequent to January 31, 1998, are as follows (in thousands):

                                                                                   JANUARY 31,
                                                                                   -----------
1999.............................................................................   $   7,416
2000.............................................................................       8,320
2001.............................................................................      10,790
2002.............................................................................     100,276
2003.............................................................................      37,825
Thereafter.......................................................................     222,620
                                                                                   -----------
                                                                                    $ 387,247
                                                                                   -----------
                                                                                   -----------

------------------------

(a) Interest on the Superior Credit Facility is payable quarterly based upon the base rate (prime) plus 0.5% or the Eurodollar rate plus 0.625%. The variable components of these rates are subject to periodic adjustment based on the ratio of debt to cash flow (as defined). The Superior Credit Facility has a five-year term with a total commitment of $150.0 million, which is reduced by $25.0 million in each of October 1999 and October 2000. Loans under the Superior Credit Facility are guaranteed by Superior TeleCom's domestic subsidiaries (but not by Alpine) and are secured by substantially all of the assets of Superior TeleCom and by the stock of each of Superior TeleCom's domestic subsidiaries.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998

                                  (UNAUDITED)

6. DEBT (CONTINUED)
(b) The Refraco floating rate note facility is due in 2006. Interest is based upon the base rate (prime) plus 2.75% or the Eurodollar rate plus 3.75%. Interest is payable quarterly in the case of base rate notes but may be payable over shorter periods in the case of Eurodollar rate notes. The Refraco floating rate notes are secured by a pledge of substantially all of the common stock of Refraco's operating subsidiaries and are guaranteed by Alpine. The Alpine guaranty is secured by the pledge of the common stock of Refraco owned by Alpine and a portion of the common stock of Superior TeleCom owned by Alpine with a market value of $60.0 million.

(c) The Refraco revolving credit facility represents borrowings by Refraco's principal operating subsidiaries. Borrowings under the facility are allowable up to $50.0 million in the aggregate. Interest on the outstanding balance is based upon the base rate (prime) plus 1.50% or the Eurodollar rate plus 2.50% and is payable at least quarterly. The facility terminates on April 15, 2003.

   The Refraco term loan A represents the dollar equivalent of pounds sterling borrowings and is repayable in varying amounts over six years with interest payable at least quarterly based upon the base rate (prime) plus 1.50% or the Eurodollar rate plus 2.50%.

   The Refraco term loan B is repayable in varying amounts over eight years with interest payable at least quarterly based upon base rate (prime) plus 2.00% or the Eurodollar rate plus 3.00%.

   The Refraco term loan C is repayable in varying amounts over eight years with interest payable at least quarterly based upon the base rate (prime) plus 2.25% or the Eurodollar rate plus 3.25%.

(d) The Senior Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

    On February 6, 1998, Alpine entered into a $25.0 million senior secured credit agreement (the "Alpine Credit Facility"), including $15.0 million under a revolving credit facility and $10.0 million under a senior secured term loan. Proceeds from these facilities are for ongoing general working capital and corporate needs of Alpine. Interest on the revolving credit facility is at base rate (prime) plus 0.50% or Eurodollar rate plus 1.50% and interest on the term loan is at base rate (prime) plus 1.00% or Eurodollar rate plus 2.00%. All borrowings under the Alpine Credit Facility are secured by the pledge of Superior TeleCom common stock owned by Alpine.

7. SALE OF SUBSIDIARY STOCK

    On October 2, 1996, the Company completed a reorganization and refinancing (the "Reorganization") of its wholly-owned subsidiaries Superior Telecommunication Inc. ("Superior") and DNE Systems, Inc. ("DNE"). In connection with the Reorganization, the Company (i) recapitalized Superior, resulting in Superior issuing to Alpine 20,000 shares of 6% Cumulative Preferred Stock ("Superior Preferred Stock"), par value $1.00 per share, with a liquidation preference of $1,000 per share, (ii) caused Superior and DNE to declare a dividend to Alpine of $117.1 million, (iii) contributed all of the common stock of both Superior and DNE to a newly-formed wholly-owned subsidiary, Superior TeleCom Inc. ("Superior TeleCom") and (iv) caused Superior TeleCom to enter into a revolving credit facility (the "Superior Credit

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998

                                  (UNAUDITED)

7. SALE OF SUBSIDIARY STOCK (CONTINUED)
Facility"), the proceeds of which were used to repay the intercompany debt then owed to Alpine and to pay $63.8 million of the declared dividend.

    On October 17, 1996, Superior TeleCom sold 6,000,000 shares of its common stock through an initial public offering. Superior TeleCom used the net proceeds of approximately $88.3 million to repay $34.4 million of the aforementioned Superior Credit Facility and to pay the remaining balance on the previously declared dividend.

    In November 1996, the underwriters of the initial public offering exercised their overallotment option to purchase an additional 900,000 shares of Superior TeleCom common stock. Superior TeleCom used the net proceeds of approximately $13.3 million to repurchase 450,000 shares of its common stock for approximately $8.1 million with the balance of such proceeds being used to reduce the amount outstanding under the Superior Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior Preferred Stock. As a result of the foregoing transactions, the Company's ownership interest in Superior TeleCom declined to 50.1% and the Company recorded a gain on sale of subsidiary stock of $80.4 million ($41.4 million, or $2.04 per diluted share, after provision for current and deferred income taxes).

8. EXTRAORDINARY (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

    During the nine months ended January 1998, the Company retired $7.0 million face amount ($6.4 million recorded amount) of its 12.25% Senior Secured Notes ("Alpine Senior Notes") and $5.0 million face amount ($4.7 million recorded amount) of its Adience 11% Senior Secured Notes. In connection with this early extinguishment of debt, the Company recorded an after tax extraordinary charge of $1.2 million, or $0.06 per diluted share.

    During fiscal 1997, the Company refinanced substantially all of its bank debt and redeemed $131.9 million face amount ($122.3 million recorded amount) of Alpine Senior Notes. In connection with the bank refinancing and Alpine Senior Note redemption, the Company recorded an after tax extraordinary charge of $19.4 million, or $0.95 per diluted share, on the early extinguishment of debt.

9. REDEMPTION OF PREFERRED STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    Alpine, through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Refraco Inc. ("Refraco"), operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary, operates in the following industry segments:
(i) telecommunications distribution wire and cable products for the telecommunications industry through its subsidiary, Superior Telecommunications Inc. ("Superior") and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE Systems, Inc. ("DNE"). Refraco, an 83.4% owned subsidiary, provides refractory products and services for the iron and steel, glass and aluminum industries, as well as for other industrial applications. Refraco's operations through January 31, 1998 include those of its North American subsidiary, BMI-France, acquired on December 21, 1994 and its European subsidiaries acquired on April 15, 1997 as part of the Hepworth acquisition (see
Note 6 to the Company's Annual Report on Form 10-K for the year ended April 30,
1997). On January 30, 1998, the Company acquired American Premier Holdings, Inc. ("APHI"), (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements). This acquisition was accounted for as a purchase and, therefore, the results of operations of APHI will be consolidated with Refraco on a prospective basis from the date of acquisition, and accordingly, are not reflected in the following discussion of results of operations for the fiscal periods ended January 31, 1997 or 1998.

RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three month and nine months ended January 31, 1997 and 1998.

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         JANUARY 31,            JANUARY 31,
                                                                    ---------------------  ----------------------
                                                                      1997        1998        1997        1998
                                                                    ---------  ----------  ----------  ----------

                                                                               (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable...............................  $  92,872  $  107,499  $  327,728  $  365,613
  Data communications and electronics.............................      4,519       6,162      16,413      18,493
  Refractories....................................................     23,781      92,843      82,497     262,426
                                                                    ---------  ----------  ----------  ----------
    Consolidated..................................................    121,172     206,504     426,638     646,532
Gross profit:
  Telecommunications wire and cable...............................  $  16,447  $   19,489  $   52,255  $   65,500
  Data communications and electronics.............................        980       2,191       4,134       5,864
  Refractories....................................................      4,158      15,747      16,519      49,903
                                                                    ---------  ----------  ----------  ----------
    Consolidated..................................................     21,585      37,427      72,908     121,267
Gross profit percentage:
  Telecommunications wire and cable...............................       17.7%       18.1%       15.9%       17.9%
  Data communications and electronics.............................       21.7%       35.6%       25.2%       31.7%
  Refractories....................................................       17.5%       17.0%       20.0%       19.0%
    Consolidated..................................................       17.8%       18.1%       17.1%       18.8%
Selling, general and administrative expense:
  Telecommunications wire and cable...............................  $   2,227  $    2,914  $    7,199  $    9,315
  Data communications and electronics.............................      1,335       1,487       4,587       4,340
  Refractories....................................................      3,098      10,225      10,817      31,092
  Corporate and other expenses....................................      1,820       3,233       6,877       7,468
                                                                    ---------  ----------  ----------  ----------
    Consolidated..................................................      8,480      17,859      29,480      52,215
Amortization of goodwill:
  Telecommunications wire and cable...............................  $     434  $      428  $    1,297  $    1,288
  Refractories....................................................        333         639         995       1,872
                                                                    ---------  ----------  ----------  ----------
    Consolidated..................................................        767       1,067       2,292       3,160
Operating income:(a)
  Telecommunications wire and cable...............................  $  13,786  $   16,147  $   43,759  $   54,897
  Data communications and electronics.............................       (355)        704        (453)      1,524
  Refractories(a).................................................        727       4,883       4,707      16,939
  Corporate and other expenses....................................     (1,820)     (3,233)     (6,877)     (7,468)
                                                                    ---------  ----------  ----------  ----------
    Consolidated(a)...............................................  $  12,338  $   18,501  $   41,136  $   65,892
                                                                    ---------  ----------  ----------  ----------

------------------------

(a) Operating income for the three month and nine months ended January 31, 1998 presented above excludes a non-recurring restructuring charge of $3.6 million recorded with respect to the Company's refractories operations (see
    Note 5 to the accompanying unaudited Condensed Consolidated Financial Statements).

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

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     JANUARY 31,            JANUARY 31,
                                                ---------------------  ----------------------
                                                  1997        1998        1997        1998
                                                ---------  ----------  ----------  ----------

                                                           (DOLLARS IN THOUSANDS)
Net sales.....................................  $  93,220  $  105,477  $  317,879  $  355,290
Gross profit..................................     16,447      19,489      52,255      65,500
Gross profit percentage.......................       17.6%       18.5%       16.4%       18.4%

TELECOMMUNICATIONS WIRE AND CABLE--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended January 1998 were $107.5 million, representing an increase of $14.6 million, or 15.7%, as compared to the same period in the prior fiscal year. For the nine months ended January 1998, Superior's net sales were $365.6 million, representing an increase of $37.9 million, or 11.6%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper cost of $1.00 per pound, the comparative percentage increases in net sales for the three and nine months ended January 1998 were 13.1% and 11.8%, respectively (see "Supplemental Data for the Superior Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). The increase in comparative net sales that the Company has experienced in the first three quarters of fiscal 1998 has resulted primarily from increased demand for copper wire and cable products due to continuing growth in new copper-based telephone access lines and an increase in maintenance spending by several of Superior's major telephone company customers. The growth in access lines is believed to be the result of increased demand for support of computer, facsimile and internet connections. Additionally, comparative net sales for the quarter ended January 31, 1998, which is typically a seasonally slow period, were favorably impacted by the tightness in supply of telephone wire and cable products, resulting in customer orders and shipment patterns reflecting less seasonality. Severe weather conditions in the Northeastern sector also resulted in an increase in demand for replacement wire and cable products in the January 1998 fiscal quarter. To a lesser degree, the growth in net sales in fiscal 1998 has been favorably impacted by a modest increase in market share under long term customer contracts.

    In order to keep pace with the growth in demand and increased market share, Superior has a continuing program to increase its production capacity to a level that will be sufficient to provide internally for anticipated product demand levels. However, when required, inventory is supplemented with product purchased from other wire and cable manufacturers. The Company expects to continue to increase its production capacity over the next 9-12 months, to a level that will be sufficient to provide internally for anticipated product demand levels.

    Superior's gross profit increased by $3.0 million, or 18.5%, to $19.5 million for the quarter ended January 1998, as compared to the same period in the prior fiscal year. For the nine months ended January 1998, Superior's gross profit was $65.5 million, representing an increase of $13.2 million, or 25.3%, as compared to the same period in the prior fiscal year. Superior's gross profit percentage, based on actual net sales, was 18.1% for the quarter ended January 1998 and 17.9% for the nine months ended January 1998, as compared to 17.7% for the quarter ended January 1997 and 15.9% for the nine months ended January 1997. Adjusted to a constant copper cost of $1.00 per pound, the gross profit percentage increased to 18.5% and 18.4%, respectively, for the quarter and nine months ended January 1998, as compared to 17.6% and 16.4%, respectively, for the quarter and nine months ended January 1997. The comparative increase in Superior's gross profit percentage was attributable to a combination of factors, including manufacturing cost reductions resulting from production efficiencies, improved cost absorption resulting from higher sales volume, generally higher comparative market prices and the impact of product mix (particularly in the quarter ended January 31, 1998).

    Superior's SG&A expense for the quarter ended January 1998 was $2.9 million, representing an increase of $0.7 million, or 30.8%, as compared to SG&A expense of $2.2 million for the same period in the prior fiscal year. For the nine months ended January 1998, Superior's SG&A expense was $9.3 million, representing an increase of $2.1 million, or 29.4%, as compared to the same period in the prior fiscal year. The increase in SG&A expense for the quarter and nine months ended January 1998 was attributable primarily to costs associated with the incremental staff required to support the increased level of sales activity and the expansion of product development activities, including the establishment and staffing of a product development facility during the fourth quarter of fiscal 1997.

    Superior's operating income for the quarter ended January 1998 was $16.1 million, representing an increase of $2.4 million, or 17.1%, as compared to the quarter ended January 1997. For the nine months ended January 1998, Superior's operating income was $54.9 million, representing an increase of $11.1 million, or 25.5%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales and the improvement in gross profit percentage.

DNE--RESULTS OF OPERATIONS

    For the quarter ended January 1998, DNE's net sales were $6.2 million, representing an increase of $1.6 million, or 36.4%, as compared to the same period in the prior fiscal year. For the nine months ended January 1998, DNE's net sales were $18.5 million, representing an increase of $2.1 million, or 12.7%, as compared to the same period in the prior fiscal year. The fiscal 1998 comparative increase in net sales was the result of significant shipments under DNE's first major commercial multiplexer project, along with an improvement in government-related revenues, offset by a decline in DNE's contract manufacturing activities.

    DNE's gross profit percentage increased to 35.6% for the quarter ended January 1998 and to 31.7% for the nine months ended January 1998, as compared to 21.7% and 25.2% for the three and nine months ended January 1997, respectively. The increase in gross profit percentage was attributable to the higher margin associated with the aforementioned commercial multiplexer sales and the increase in higher margin government-related revenues.

    DNE's SG&A expense in the current fiscal year was comparable to prior periods, increasing by $0.2 million in the January 1998 quarter and decreasing by $0.2 million in the January 1998 nine month period, as compared to the same periods in the prior fiscal year.

    As a result of the increase in net sales and gross profit percentage, DNE generated operating income of $0.7 million during the quarter ended January 1998 and $1.5 million for the nine months ended January 1998, which was an improvement over DNE's operating losses of $0.4 million and $0.5 million, respectively, in the same periods of the prior fiscal year.

REFRACTORIES--RESULTS OF OPERATIONS

    Refraco's net sales for the quarter ended January 1998 were $92.8 million, representing an increase of $69.1 million, or 290.4%, as compared to the same period in the prior fiscal year. Refraco's net sales for the nine months ended January 1998 were $262.4 million, representing an increase of $179.9 million, or 218.1%, as compared to the same period in the prior fiscal year. The increase in net sales was due to the inclusion in the January 1998 fiscal periods of the operations of the European subsidiaries, which contributed net sales of $65.4 million and $181.1 million, respectively, for the quarter and nine months ended January 1998. Net sales for BMI-France for the quarter and nine months ended January 1998 were $27.4 million and $81.3 million, respectively, representing a comparative increase of 15.5% for the three months ended January 1998 and a decline of 1.4% for the nine months ended January 1998. On a comparative basis, the increase in BMI-France's net sales for the January 1998 quarter was the result of higher revenues at Furnco, Refraco's coke oven construction services division. The increase in Furnco's net sales resulted primarily from an anticipated increase in coke oven relining projects for several major U.S. steel companies. The decline in Refraco's comparative net sales for the nine months ended January 1998 primarily resulted from lower sales of specialty refractory block to the plate glass industry due to an industry-wide slow down.

    Refraco's gross profit for the quarter ended January 1998 was $15.7 million, representing an increase of $11.6 million, or 278.7%, as compared to the same period in the prior fiscal year. Refraco's gross profit for the nine months ended January 1998 was $49.9 million, representing an increase of $33.4 million, or 202.1%, as compared to the same period in the prior fiscal year. The increase in gross profit was attributable to the inclusion of the operations of the European subsidiaries in the current fiscal quarter and nine months ended January 1998, which generated a gross profit of $11.1 million and $35.2 million, respectively, partially offset by a decline in gross profit at BMI-France of $1.8 million for the nine months ended January 1998. The combined gross profit percentage for the quarter and nine months ended January 1998 was 17.0% and 19.0%, respectively, as compared to 17.5% and 20.0%, respectively, for the same periods in the prior fiscal year. The decline in gross profit percentage resulted from a change in overall product mix, resulting primarily from the inclusion of the European operations of Refraco, as well as from the impact of competitive pricing pressures in the iron and steel industry.

    Refraco's SG&A expense for the quarter ended January 1998 was $10.2 million, representing an increase of $7.1 million, as compared to the same period in the prior fiscal year. Refraco's SG&A expense for the nine months ended January 1998 was $31.1 million, representing an increase of $20.3 million, as compared to the same period in the prior fiscal year. The increase in SG&A expense was attributable primarily to the inclusion of the European operations of Refraco in the current fiscal periods and an increase in BMI-France's SG&A expense of $0.8 million and $1.2 million for the three and nine months ended January 1998, respectively. The increase in BMI-France's SG&A expense resulted primarily from costs associated with the transfer and consolidation of personnel and administrative functions from Hepworth's North American operations into BMI-France's operations.

    Refraco's operating income, before the non-recurring restructuring charge of $3.6 million, for the quarter ended January 1998 was $4.9 million, representing an increase of $4.2 million, or 571.7%, as compared to the same period in the prior fiscal year. Refraco's comparative operating income, before the non-recurring restructuring charge, for the nine months ended January 1998 was $16.9 million, representing an increase of $12.2 million, or 259.9%, as compared to the same period in the prior fiscal year. The increase in operating income resulted from the inclusion of $4.5 million and $15.3 million in operating income from the European operations of Refraco for the quarter and nine months ended January 1998, respectively. On a comparative basis, operating income for the BMI-France operations declined by $0.3 million and $3.1 million, respectively, for the quarter and nine months ended January 1998 with such decline being primarily the result of lower revenues and the costs associated with the transfer of certain administrative functions from the European operations to BMI-France.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisition of the European operations of Refraco and the growth in sales of Superior TeleCom's telecommunications wire and cable products resulted in comparative consolidated net sales increasing by $85.3 million, or 70.4%, for the quarter ended January 1998 and by $219.9 million, or 51.5%, for the nine months ended January 1998. The increase in net sales and an increase in the telecommunications wire and cable products' gross profit percentage, gave rise to a consolidated comparative increase in gross profit of $15.8 million, or 73.4%, for the quarter ended January 1998 and by $48.4 million, or 66.3%, for the nine months ended January 1998.

    Consolidated SG&A expense for the quarter ended January 1998 was $17.9 million, representing an increase of $9.4 million, or 110.6%, as compared to the same period in the prior fiscal year. Consolidated SG&A expense for the nine months ended January 1998 was $52.2 million, representing an increase of $22.7 million, or 77.1%, as compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of the European operations of Refraco for the current fiscal period along with higher SG&A expense at Superior.

    During the quarter ended January 1998, the Company recorded a non-recurring restructuring charge of $3.6 million ($2.2 million, or $0.11 per diluted share, after tax). The charge relates to costs to be incurred in the consolidation of manufacturing capacity and administrative functions in connection with the integration of American Premier's recently acquired operations with Refraco's existing North American operations. Administrative head count reductions associated with this restructuring are expected to be completed in the near term with immediate synergistic cost savings being realized. The consolidation of manufacturing facilities and the related cost savings expected to be realized from manufacturing cost efficiencies and raw material cost savings are expected to be accomplished over the next twelve months.

    Consolidated operating income for the quarter ended January 1998 was $14.9 million, representing an increase of $2.5 million, or 20.6%, as compared to the same period in the prior fiscal year. Consolidated operating income for the nine months ended January 1998 was $62.3 million, representing an increase of $21.1 million, or 51.4%, as compared to the same period in the prior fiscal year. Excluding the impact of the aforementioned restructuring charge, operating income for the three month and nine month periods ended January 31, 1998 was $18.5 million (representing a comparative 50.0% increase) and $65.9 million (representing a comparative 60.3% increase), respectively. The increase in operating income was primarily the result of the contribution from the European operations of Refraco and from the growth in net sales and gross profit in Superior TeleCom's telecommunications wire and cable operations.

    Consolidated interest expense for the quarter ended January 1998 was $7.0 million, representing an increase of $2.6 million, or 60.2%, as compared to consolidated interest expense of $4.3 million for the same period in the prior fiscal year. Consolidated interest expense for the nine months ended January 1998 was $21.7 million, representing an increase of $3.7 million, or 20.8%, as compared to consolidated interest expense of $18.0 million for the same period in the prior fiscal year. The increase in consolidated interest expense reflected the net increase in consolidated debt resulting from the acquisition of Refraco's European operations, offset by a reduction in borrowing cost resulting from the Reorganization (see Note 5 to the Company's Annual Report on Form 10-K for the year ended April 30, 1997) and associated refinancing of substantially all of the Company's outstanding debt at lower effective interest rates during the second and third quarters of fiscal 1997.

    In fiscal 1997, the Company completed the sale of 49.9% of the outstanding shares of its Superior TeleCom subsidiary (see Note 7 to the accompanying Condensed Consolidated Financial Statements), with such sale resulting in a pre-tax gain of $80.4 million being recorded as non-operating income. Current and deferred income tax expense related to this transaction of $39.0 million has been included in the Company's provision for income taxes. Thus, on an after tax basis, the net gain on sale of subsidiary stock amounted to $41.4 million, or $2.04 per diluted share, for the nine months ended January 31, 1998.

    For the quarter and nine months ended January 1998, the provision for income taxes was $3.5 million and $17.2 million, respectively, as compared to a provision for income taxes of $3.7 million and $48.2 million, respectively, for the same periods in the prior fiscal year. Included in the provision for income taxes for the nine months ended January 1997 was $39.0 million related to the non recurring gain on sale of subsidiary stock. The effective tax rates for the quarter and nine months ended January 1998 was 38.7% and 39.8%, respectively, which compares with effective tax rates, excluding income taxes associated with the aforementioned non recurring gain, of 41.0% and 37.2%, respectively, for the three and nine months ended January 1997.

    As a result of the October 1996 sale of a 49.9% interest in the common stock of Superior TeleCom, a minority interest charge of $4.2 million and $14.3 million was recorded for the three and nine months ended January 1998, respectively, as compared to $3.1 million and $3.4 million, respectively, for the same periods in the prior fiscal year; with such charge representing the minority stockholders' interest in Superior TeleCom's net income for the respective periods.

    Net income attributable to common stock before extraordinary (loss) and before non-recurring restructuring charges was $3.5 million, or $0.18 per diluted share, for the quarter ended January 1998, as compared to net income attributable to common stock before extraordinary (loss) of $2.3 million, or $0.12 per diluted share, for the prior year quarterly period. For the nine months ended January 1998, net income attributable to common stock before extraordinary (loss) and before a non-recurring restructuring charge was $13.9 million, or $0.73 per diluted share, as compared to net income attributable to common stock before extraordinary (loss) and before after tax non-recurring gains and charges of $11.6 million, or $0.59 per share, for the prior year nine month period. The comparative increase in net income was due to the significant increase in operating income, partially offset by higher interest charges (associated with acquisition related debt at Refraco) and the aforementioned minority interest charge.

EXTRAORDINARY ITEM

    During the nine months ended January 1998, the Company incurred an extraordinary loss of $1.2 million on the early extinguishment of debt. During the quarter and nine months ended January 1997, the Company incurred an extraordinary loss of $6.0 million and $19.4 million, respectively, on the early extinguishment of debt. The extraordinary loss during the January 1997 and 1998 fiscal periods related to the early retirement of debt (see Note 6 to the accompanying unaudited Condensed Consolidated Financial Statements and Note 10 to the Company's Annual Report on Form 10-K for the year ended April 30, 1997).

                        LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 31, 1998, the Company generated $43.7 million in cash flow from operating activities, consisting of $44.9 million in cash flow generated from operations (net income plus non-cash charges) reduced by $1.2 million in cash flow used for net working capital changes. The major working capital changes included a $8.1 million increase in accounts receivable, offset by a $6.6 million reduction in inventories and a $1.4 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $109.8 million consisting principally of $101.4 million in net cash paid for the acquisition of American Premier Holdings, Inc. ("APHI") and $15.4 million in capital expenditures, offset by $5.7 million in net proceeds from the sale of assets. Cash provided by financing activities amounted to $53.8 million, consisting of $115.0 million in long-term borrowings, offset by $17.7 million in long-term borrowing repayments (largely due to the redemption of $11.1 million recorded amount ($12.0 million face amount) of Senior Notes), $28.1 million in repayments of revolving credit loans and $13.2 million used for repurchases of Company common stock.

    The Company had $23.7 million in cash and marketable securities on a consolidated basis at January 31, 1998. Of such amount, $15.3 million was maintained by the Company with the balance held by Refraco and Superior TeleCom.

    In addition to the cash and marketable securities discussed above, the Company also holds 50.1% common share ownership of Superior TeleCom (NYSE: SUT); which investment, based on the closing price on the New York Stock Exchange on March 13, 1998, had a market value of approximately $339.7 million and a consolidated carrying value as recorded by the Company (net of minority interest) of $36.4 million. The Superior TeleCom common stock owned by Alpine, with a fair market value of $75.0 million, is pledged as collateral to secure certain debt of the Company's and of the Company's Refraco subsidiary.

    As of January 31, 1998, Superior TeleCom had $1.9 million in cash and cash equivalents and approximately $69.5 million in excess funds availability under its revolving credit facility. Superior TeleCom's principal debt service commitments over the next 12 months amount to $0.1 million and management anticipates that capital expenditures of $12 to $17 million will be required over such period. Superior TeleCom has typically generated substantial cash flows from operating activities. Management anticipates that the Company will be able to generate sufficient cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    As discussed in Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements, Refraco completed the acquisition of APHI on January 30, 1998. In connection with the acquisition, Refraco entered into an Amended and Restated Credit Agreement (the "Refraco Credit Agreement") aggregating $260.0 million in borrowing availability, with Refraco's incremental borrowings thereunder being used to complete the APHI acquisition. Included in the Refraco Credit Agreement is a $50.0 million revolving credit arrangement of which $8.9 million was drawn at January 31, 1998. As of January 31, 1998, Refraco had $41.1 million in excess funds availability under its revolving credit facility and an additional $6.5 million in cash and cash equivalents. Refraco's principal debt service commitments for the next 12 months amount to $7.3 million and capital expenditures over the next 12 months are expected to approximate $12 to $15 million. The Company anticipates that Refraco will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditures commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover any such shortfall.

    The balance of the Company's operations consist of the corporate activities of Alpine. At January 31, 1998, Alpine had $13.2 million recorded amount ($14.2 million face amount) of debt, none of which is repayable during the next 12 months. On February 6, 1998, Alpine entered into a $25.0 million credit facility consisting of a revolving credit line of $15.0 million and a term loan of $10.0 million. Proceeds from the facility are to be used for general working capital and corporate requirements. For the next 12 months,

Alpine expects to fund its corporate activities (which include approximately $6.0 million in estimated corporate overhead expenses and $3.0 million in interest expense) from management fees and dividends payable by its subsidiaries to Alpine and from interest income, with any shortfall funded from Alpine's cash, cash equivalents and marketable securities and from funds available under the aforementioned $25.0 million corporate credit facility.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits
           EXHIBIT
           NUMBER
           ---------------------------------------------------------------------------------------------------
                  27         --  FINANCIAL DATA SCHEDULE
                99.1         --  Certificate of Incorporation of Refraco Inc.
                99.2         --  Certificate of Amendment of Certificate of Incorporation of Refraco Inc.
                99.3         --  By-laws of Refraco Inc.
                99.4         --  Stockholders Agreement

   (b)     Reports on Form 8-K

        The Company filed one Report on Form 8-K during the third quarter of fiscal 1998. The report, dated January 30, 1998 and filed February 12, 1998, reported the acquisition of American Premier Holdings, Inc. and the Refraco Inc. Credit Agreement entered into in connection therewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE ALPINE GROUP, INC.
                                (Registrant)

Date: March 17, 1998            By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                              CHIEF FINANCIAL OFFICER