Form 10-K405
period 1998-04-30
ALPINE GROUP INC /DE/
filed 1998-07-28
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to

                         COMMISSION FILE NUMBER 1-9078

                            ------------------------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      22-1620387
---------------------------------------------  ---------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)                                  10019-1412
                1790 BROADWAY                                   (Zip code)
             NEW YORK, NEW YORK
            (Address of principal
             executive offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
Common Stock, par value $.10 per share..................  New York Stock Exchange

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

Yes X    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 24, 1998, the registrant had 17,093,786 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $274.1 million, based on the closing price of $19.125 per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company which, through its subsidiaries, is principally engaged in the manufacture and sale of telecommunications wire and cable products and the manufacture and supply of refractories products and services. Alpine has positioned itself as a major participant in each of these industries.

    Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

    SUPERIOR TELECOM INC. The Company's 50.1% owned subsidiary, Superior TeleCom Inc. ("Superior TeleCom"), is engaged in the manufacture and sale of copper wire and cable products for the telecommunications industry, and, to a lesser degree, the manufacture and sale of data communications and other electronic equipment for defense, government and commercial applications. Alpine entered the copper telecommunications wire and cable industry with the acquisition (the "Superior Acquisition") in 1993 of Superior Telecommunications Inc. ("Superior"), formerly Superior TeleTec Inc. Following this acquisition, Alpine became the largest North American manufacturer of copper telecommunications wire and cable products with the May 1995 acquisition (the "Alcatel Acquisition") of the U.S. and Canadian copper telecommunications wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA").

    On October 2, 1996, the Company completed a reorganization (the "Reorganization") of its wholly-owned subsidiaries, Superior and DNE Systems Inc. ("DNE"). In connection with the Reorganization, (i) Superior issued the Company $20.0 million, liquidation value, of Superior's 6% Cumulative Preferred Stock (the "Superior Preferred Stock"), (ii) Superior and DNE declared a dividend on their common stock payable to the Company, (iii) the Company contributed all of the issued and outstanding common stock of both Superior and DNE to its newly-formed, wholly-owned subsidiary, Superior TeleCom, and (iv) Superior TeleCom entered into a revolving credit facility (the "Superior Credit Facility") (see Note 10 to Alpine's consolidated financial statements), the proceeds of which were used to repay the intercompany debt then owed to the Company and to pay a portion of the aforementioned declared dividend.

    On October 17, 1996, Superior TeleCom completed an initial public offering (the "Offering") of approximately 49.9% of its common stock. Superior TeleCom used the net proceeds to fund the repayment of a portion of the amount outstanding under the Superior Credit Facility and to pay to the Company the balance of the previously declared dividend.

    In November 1996, the underwriters of the Offering exercised their overallotment option to purchase additional shares of Superior TeleCom common stock. Superior TeleCom used the net proceeds to repurchase shares of its common stock and reduce the amount outstanding under the Superior Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for $8.1 million, liquidation value, of the Superior Preferred Stock. After giving effect to the Offering and related transactions, the Company's ownership interest in Superior TeleCom was reduced to 50.1%.

    In connection with the Reorganization, the Company entered into a services agreement (as amended and extended to date, the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, the Company agreed to provide certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to Superior TeleCom for a per annum fee of $2.7 million, in addition to reimbursement of actual costs and expenses incurred in connection with the Company's provision of such services. Such annual fee is estimated to reflect commercially reasonable costs for the services provided.

    On May 5, 1998, Superior TeleCom acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works Ltd. ("Cables of Zion") for approximately $24 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange. In connection with the acquisition, the Company obtained a two-year option to purchase an additional 19% interest in Cables of Zion at the same purchase price per share (as adjusted for inflation). Cables of Zion manufactures and sells fiber and copper telecommunications products and power cable to customers in the Israeli and European markets.

    PREMIER REFRACTORIES INTERNATIONAL INC. The Company's 83.4% owned subsidiary, Premier Refractories International Inc. ("Premier"), formerly Refraco Inc., is a worldwide manufacturer and supplier of refractories products and services to the iron and steel, cement, aluminum and glass industries. Refractories are consumable heat-resistant products used as insulation on surfaces exposed to high temperature processes. Alpine entered the refractories industry with its December 1994 acquisition of Premier Refractories Inc. ("PRI"), formerly Adience, Inc., a North American manufacturer and installer of specialty refractory products. Alpine became a worldwide manufacturer and supplier of refractories products and services with the Company's April 1997 acquisition (the "Premier Europe Acquisition") of Hepworth Refractories (Holdings) Limited ("HRHL"), a subsidiary of Hepworth PLC, with manufacturing operations in Great Britain, Belgium, France and Canada which is supported by a global distribution network (collectively, the "Hepworth Business").

    Alpine became the fourth largest worldwide manufacturer and supplier of refractories products and services with its January 30, 1998 acquisition (the "American Premier Acquisition") of American Premier Holdings, Inc. (together with its subsidiaries, "APHI"). The Company acquired APHI, a manufacturer and distributor of refractory products in the United States and Canada, through the merger of APHI into Premier, for $134.9 million, consisting of cash and the issuance to the stockholders of APHI of shares representing 16.6% of the issued and outstanding common stock of Premier. Following the consummation of the American Premier Acquisition, the Company changed the name of the holding company from Refraco Inc. to Premier Refractories International Inc.; changed the name of Premier's wholly-owned U.S. subsidiary Adience, Inc. to Premier Refractories Inc.; and changed the names of its other principal subsidiaries, including those acquired in the Premier Europe Acquisition.

    Although they are constituted by several legally distinct operating subsidiaries, the combined operations of Premier's North American (including U.S. and Canada) facilities, on the one hand, and the combined operations of its European facilities, on the other hand, are collectively referred to, respectively, as Premier North America and Premier Europe.

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

    Superior has led a recent consolidation in the copper telecommunications wire and cable industry by acquiring the Alcatel Business and certain other assets. Through these acquisitions, as well as through internal capacity expansion, Superior increased its annual production capacity from 28 billion conductor feet ("bcf") in one plant to an aggregate of more than 105 bcf in four geographically dispersed plants. Due to the industry-wide consolidation that has occurred over the past four years, total industry capacity has been reduced, the number of manufacturers has declined and the size of those remaining has increased. As a result, the Company has become a key supplier of copper wire and cable to the regional Bell operating companies ("RBOCs") and to the two largest independent telephone companies. The Company believes that it will continue to be able to compete effectively as its major customers consolidate their vendor base in order to stabilize their sources of supply and ensure timely delivery of quality products on a consistent and long-term basis. The Company estimates that its share of North American copper telephone cable and wire market was approximately 40% for fiscal 1998.

    Copper wire and cable are the most widely-used medium for voice and data transmission in the local loop portion of the telecommunications infrastructure operated by the local exchange carriers ("LECs"), which include the RBOCs and the independent telephone operating companies. The Company believes that copper will continue to be the transmission medium of choice in the local loop due to factors such as: the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs; the lower installation and maintenance costs of copper compared to optical fiber and other media; technological advances, such as integrated services digital networks ("ISDN") and various digital subscriber line ("xDSL") technologies, including high-bit-rate digital subscriber lines ("HDSL") and asymmetric digital subscriber lines ("ADSL"), that increase the bandwidth of the installed local loop copper network, and thus allow the continued use of copper as the transmission medium for the expanded voice, data, video and multi-media uses demanded by customers; the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and the increasing demand for affordable multiple residential access lines.

    Demand for copper telecommunications wire and cable is dependent on several factors, including: the rate at which new access lines are installed in homes and businesses; the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable; and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone lines and lines dedicated to facsimile machines and computer modems which are used for, among other purposes, business communications and access to the Internet.

    A substantial majority of Superior's products sold in North America are purchased by the RBOCs and other major domestic telephone companies. Prior to the break-up of AT&T in 1984, AT&T was the sole supplier of copper telecommunications wire and cable products to the RBOCs. However, after the break-up of AT&T, the RBOC market became open to all suppliers. It is estimated that the RBOCs purchase approximately 65% of the copper telecommunications distribution wire and cable purchased by U.S. telephone companies, the two major independent telephone holding companies (GTE Corporation and Sprint Corporation) purchase approximately 19% and over 1,000 small local telephone operating companies purchase the remainder.

    The Company believes Superior is well-positioned to take advantage of the rapid changes in the telecommunications industry as the demand for voice, data and video services over the local loop increases dramatically and new technologies and products are developed to enable the local loop to satisfy that demand.

    INSTALLED BASE. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. It comprises approximately 173 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches, connectors and other accessory components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices, substantially all local loop lines and systems continue to be copper-based. Local loop lines are continually maintained and replaced, providing a steady demand for copper wire and cable.

    The Company believes that in the local loop, copper-based networks require significantly lower installation and maintenance costs and are easier to repair than other alternative networks (such as fiber optics). Installation of fiber optic systems is both capital and labor intensive, and deployment of fiber optic systems generally has been limited to trunk and feeder lines and wide area network configurations, where the density of voice and data traffic and the resulting high level of transmission rates required, make such systems cost efficient.

    TECHNOLOGICAL ADVANCES. Copper dominance in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include ISDN and xDSL technologies, including HDSL, ADSL and very high digital subscriber line ("VDSL"). These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet and on-line data services access, high speed local area network ("LAN") to LAN connectivity, collaborative network processing and other specialized, bandwidth-intensive applications, which have allowed telecommunications carriers, private network owners and end-user consumers to economically and efficiently utilize the existing copper wire and cable network.

    The most recent technological advance is xDSL technology. xDSL technology, which includes ADSL and HDSL, has increased the bandwidth capacity of copper networks in the local loop through sophisticated digital multiplexing and modulation techniques. xDSL technology currently expands the bandwidth transmission capacity over twisted pair copper wire in the local loop from 56,000 bits per second ("bps") to over 8 million bps, depending on distance.

    ADSL transmits interactive video and data services, including video on demand, on-line shopping, banking and other data services, as well as Internet access, over the existing copper-based local loop, requiring substantially less investment of capital and labor than alternatives such as fiber optic or hybrid fiber optic/coaxial cable systems. VDSL is similar technology to ADSL and operates at even higher bit rates over shorter distances. ADSL is asymmetric in that it is high bandwidth in one direction and lower bandwidth in the other. This arrangement is intended primarily to support one way high bandwidth applications, such as the provision of broadcast quality video into the home. It is easily installed and portable, relatively inexpensive and can be provided through the existing copper-based network to a substantial majority of existing subscribers.

    HDSL, as opposed to ADSL, derives its name from the high bandwidth that is transmitted in both directions over the copper-based network. HDSL provides advanced digital voice, data and video services with a high level of signal quality to local loop customers over the existing copper infrastructure, while tripling the distance a digital signal can travel without the need for amplification or repeaters. In contrast to fiber optic cable systems, HDSL uses a minimal amount of power on the remote end of the line, making the traditional power supplied by copper telecommunications wire sufficient for its use. In corporate campuses of office buildings, several satellite locations can be linked with HDSL quickly and inexpensively using existing copper wire or broadband service.

    ISDN is a set of digital transmission signaling protocols and interfaces that provides end-to-end digital connectivity to support a wide range of services. ISDN service over the existing copper local loop is expanding due to the increased demand for digital telecommunications applications such as remote office connectivity and Internet access. The Company believes that globally-standardized ISDN service has become a vehicle for digital network services, including Internet access, and that it currently supports the continued use of copper-based networks in the local loop.

    While these rapid and significant technological advances continue to increase the use and bandwidth of the copper local loop network, optical fiber is gradually being deployed in the feeder plant as a funnel to support the high bandwidth digital copper loops. Over the past year, Superior has developed an optical fiber cable product line which includes local loop feeder cables, LAN cables and long haul interoffice cables for both indoor premise and outside plant applications. While Superior's manufacturing capability for fiber optic cables is currently limited and sales of these products in fiscal 1998 were not material, the aforementioned acquisition of Cables of Zion is anticipated to provide the Company with an established source for additional fiber optic cable manufacturing capacity.

    DEMAND FOR NEW SERVICES. Technological advances, regulatory developments and increased competition among service providers have accelerated the demand for and introduction of new bandwidth intensive telecommunication services. These services include integrated voice and data, broadcast and conference quality video, Internet and on-line data services access, high speed LAN to LAN connectivity, collaborative network processing and other specialized, bandwidth-intensive applications.

    DEMAND FOR MULTIPLE RESIDENTIAL ACCESS LINES. An increasing number of U.S. households are installing additional access lines for multiple telephone lines, facsimile machines, access to the Internet, home offices and other purposes. Additional access lines increase the demand for copper telecommunications wire and cable in the local loop.

    BUSINESS STRATEGY

    The Company believes that the ongoing alignment of productive capacity with market demand, technological developments that have enhanced the ability of end-users to utilize the existing copper wire and cable telecommunications infrastructure for high speed data, video and imaging transmissions, industry consolidation and Superior's emphasis on new products will continue to strengthen the Company's competitive position, profitability and cash flow.

    The Company's strategy in the telecommunications products business is to:
(i) respond to the current and changing needs of its customers' communications networks and continue to expand its business in the local loop by continuing to develop, manufacture and sell a full line of telecommunications wire and cable products (including twisted pair, fiber optic and hybrid products); (ii) continue to expand its product lines to include transmission media such as data cable, including unshielded twisted pair ("UTP") with enhanced product capabilities and fiber optic cable for LAN applications; (iii) take advantage of strategic acquisition opportunities in data cable, the local loop and its other markets; and (iv) continue to expand its presence in international markets through additional acquisitions and the establishment of joint ventures or similar arrangements in select markets or with selected partners.

    PRODUCTS

    Superior manufactures a wide variety of telecommunications wire and cable products. Cable is the transmission medium in the part of the local loop from a local telephone company's central office to a subscriber's property line, whereas wire is the transmission medium that begins at the subscriber's property line and runs to the subscriber's access device, which may be either outside or on-premises. Superior's copper-based products include distribution cable, service wire and premises wire products, ranging in size from a single twisted pair wire to a 4,200 pair cable. These products are variously configured for aerial and underground use in the local loop and for on-premise applications.

    The basic unit of virtually all copper telecommunications wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Both conductors in the pair are used to complete the telecommunications connection. Twisted pairs are bundled together to form telecommunications wire and cable.

    Superior's copper telecommunications cable products range in size and are differentiated by design variations, depending on where the cable is to be installed. Cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from penetrating the cable structure. The individual copper wires in these cables utilize either a solid polyethylene or polypropylene insulation or cellular polyethylene covered with a solid polyethylene skin. Cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with solid polyethylene insulation and no filling compound. The copper telecommunications cable products normally have metallic shields for mechanical protection and electromagnetic shielding of the copper wires, as well as an outer polyethylene jacket.

    Superior's service wire products range in size from a single twisted pair to a six-pair product. Similar to copper cable products, service wire products are designed for both direct burial and aerial applications and are also manufactured in a variety of designs, including a number of different metallic shield configurations and several different jacketing materials.

    Superior's copper telecommunications wire for interior use, or premises wire, generally ranges in size from a single twisted pair to a 100-pair product. Premises wire is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and in commercial buildings to establish LANs.

    One element of the Company's strategy in the wire and cable business is to expand into performance-enhanced wire and cable products that provide opportunities for growth both within and outside Superior's basic market. The Company has developed, or is in the process of developing, a number of new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or fiber optic cable for distribution service and (ii) fiber optic cables used for trunking and feeder applications in the local loop and for trunking and distribution applications in LANs, either as indoor (premises), outside plant cables or transition cables between inside and outside plant. The outside plant cables can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to 144 fibers which are typically single mode fibers. These cables can be sold to traditional customers such as LECs as well as new customers, such as competitive local exchange carriers (CLECs), inter-exchange carriers (IXCs) and competitive access providers (CAPs). The indoor and LAN cables contain from one to 144 fibers, which are typically multimode fibers, and are used in plenum, riser and horizontal applications within buildings primarily for the datacomm market. These cables are sold to distributors, as well as to existing customers.

    MARKETING AND DISTRIBUTION

    During fiscal 1998, 87.9% of Superior's net sales were to the RBOCs and the two major independent telephone companies, 9.9% of net sales were primarily to other telephone companies and data product distributors in North America and the remaining 2.2% of net sales were made outside of North America.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of six salespersons. The remainder of Superior's products is sold through distributors, original equipment manufacturers and sales representatives and agents. The Company believes that there will be further opportunity for international expansion of its wire and cable marketing and distribution either through export sales, additional acquisitions, joint ventures or similar arrangements.

    Superior's sales to the major telephone operating companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Superior supply certain of the customer's wire or cable needs as the primary supplier during the term of the agreement. Prior to awarding a contract, customers forecast their needs and manufacturers, such as Superior, bid and quote prices based upon the forecasted order amount, although customers are not obligated to purchase the forecasted amount or any minimum amount. Superior currently has multi-year agreements with respect to certain of its wire and cable products with all of the RBOCs and with the two major independent telephone companies. During fiscal 1998, sales to GTE Corporation, Bell Atlantic, Sprint Corporation, SBC Corporation and BellSouth Corporation accounted for 19.4%, 19.0%, 17.3%, 16.2% and 13.3% of Superior's net sales, respectively. No other single customer accounted for more than 10% of Superior's net sales. Additionally, as is customary in the industry, the Company's sales to customers other than large telephone companies are primarily on the "spot" market on the basis of short-term purchase orders. In recent years these sales have declined as a proportion of total sales.

    MANUFACTURING

    Copper rod is the base component for Superior's copper wire and cable products. The manufacturing processes for these products require that the copper rod be drawn and insulated. Superior purchases copper rod of 5/16 inch diameter from third-party suppliers. Superior then "draws" the conductor to one of four American Wire Gauges ("AWGs"). Wire drawing is the process of reducing the conductor diameter by pulling the copper rod through a converging die until the specified AWG is attained. Since the reduction is limited by the breaking strength of the conductor, this operation is repeated several times internally within the machine. Individual copper conductors are then typically insulated with plastic compounds through an extrusion process. Extrusion involves the feeding, melting and pumping of a compound through a die to shape it in final form as it is applied to insulate the conductor. Superior uses five primary types of insulating material compounds: high density polyethylene, high density cellular polyethylene foam, flame retardant polyethylene, fluoropolymers and polyvinyl chloride. Superior purchases these insulating compounds from a variety of suppliers.

    Superior's copper products also require that the conductors be "twisted" so that two insulated single conductors are combined to create a twisted pair. Superior's copper products are often "cabled" or "stranded" so that multiple twisted pairs of insulated conductors are combined to form larger units of multiple pair cables. Typically, cabling or stranding is done only on large (I.E., 25 or more) numbers of pairs. Smaller numbers of pairs are not cabled, but are sent directly for jacketing.

    Superior's copper wire and cable products are then "jacketed" or covered through the application of filling and flooding compounds and shielding tapes to the twisted pair. Products to be installed underground are protected by metallic shielding (E.G., aluminum and steel) for electrical and mechanical isolation and by plastic compounds of polyvinyl chloride or polyethylene for protection against water and other sources of corrosion and interference. After the wire and cable products are fabricated, they are packaged and shipped either directly to customers or to distributors.

    Fiber optic cables share some of the copper cable manufacturing processes, methods and procedures such as jacketing and shielding or armoring. Generally, there are two broad categories of fiber optic cable designs: loose tube and tight buffered. In loose tube construction, a plastic tube is loosely extruded over a number of optical fibers and several of these loose tube bundles can be arranged around a central strength member. This unit may then be armored and jacketed in a process similar to that used for copper cables. Tight buffered cables typically have an aramid yarn tightly wrapped around each optical fiber for strength, and the fibers are then bundled together and jacketed. Tight buffered cables are generally intended for indoor installations for high speed data and LAN applications.

    RAW MATERIALS

    The principal raw materials used by Superior in the manufacture of its copper wire and cable products are copper, aluminum, bronze, steel and plastics such as polyethylene and polyvinyl chloride. These raw materials are available from several sources and Superior has not experienced any shortages in the recent past.

    The cost of copper, the most significant raw material used by Superior in its wire and cable business, has been subject to considerable volatility over the years. However, this volatility has not had, nor is it expected to have, an impact on Superior's profitability due to customers' contractual arrangements that provide for the pass-through of changes in copper costs through price revisions (typically quarterly). Nevertheless, sharp increases in the price of copper can reduce demand if telephone companies decide to defer their purchases of copper telecommunications wire and cable products until copper prices decline.

    From time to time, particular plastics have been difficult to obtain but, with the exception of Teflon-- used for UTP production, which is in short supply, none of these shortages has required Superior to limit production. The inability of Superior to obtain sufficient quantities of raw materials could adversely affect its operating results.

    FOREIGN SALES

    The Company's copper telecommunications wire and cable business has a plant in Winnipeg, Manitoba that supplies both the Canadian and U.S. markets. Superior's net export sales during fiscal 1998 to customers outside North America were $10.9 million, or 2.2% of net sales, of which the majority was to customers in Latin America.

    COMPETITION

    The copper telecommunications wire and cable business is very competitive. Superior has three major domestic competitors in the copper telecommunications wire and cable business: Cable Systems International, Inc.; General Cable Corporation, a public company and formerly a subsidiary of Wassall, plc; and Essex International, Inc., a public company. Competition in this market is based on price, service and quality. Because several RBOCs have adopted policies of limiting the number of their suppliers and requiring that these suppliers provide additional services, the degree of competition based on service has increased.

DATA COMMUNICATIONS AND ELECTRONICS

    DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. During fiscal 1998, DNE achieved sales of $5.5 million of commercial versions of its military multiplexer to both domestic companies and a multinational manufacturing company for commercial paging services. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers.

    The Company has reduced its dependence on the defense market in recent years primarily by taking advantage of opportunities to manufacture equipment on a contract basis. The Company provides contract manufacturing services for subassembly equipment to original equipment manufacturers in the technology industry and NASA. The Company expects to expand its contract manufacturing services business for its existing commercial customers and to add additional commercial customers in the future. In fiscal 1998, DNE's sales to customers other than departments of the U.S. government accounted for 46.7% of DNE's sales, compared to 35.4% in fiscal 1997 and 33.6% in fiscal 1996.

REFRACTORY PRODUCTS AND SERVICES

    GENERAL

    The Company, through Premier, is one of the world's leading manufacturers and suppliers of refractory products and services, primarily for use in the production of iron and steel, glass, aluminum, cement and in the co-generation industry. In the U.S., Premier North America is also a leader in the production and marketing of magnesia specialty chemicals. Refractory products are minerals or man-made compounds that retain their form, strength and chemical characteristics when subjected to extremely high temperatures under varying conditions. They are used in virtually every industrial process requiring heating or containment of a solid, liquid or gas at high temperatures. Although certain refractories have been known to last as long as ten years, due to the extreme environment under which they must perform, the majority of refractory products have short useful lives and must be replaced frequently. Premier has manufacturing and installation facilities in the United States, England, Scotland, Belgium, France and Canada, allowing the Company to meet the needs of a worldwide customer base in both the capital project (initial installation) and consumable (replacement) markets for refractory products and services.

    REFRACTORY PRODUCTS AND SERVICES

    The Company manufactures a wide range of refractory products and specializes in producing refractory materials that are custom designed for specific industrial applications and customers. The principal products are monolithic (unformed) refractory materials, formed products such as precast shapes, slide gates, bottom pour refractories, bricks and blocks and ceramic fibers. The Company also provides installation and maintenance services for its customers. Monolithic refractory materials are cement-like materials that are mixed with water on the customer's premises and applied to surfaces exposed to high temperatures. Precast shapes are refractories formed to a specific application. Slide gates and bottom pour refractories are pre-formed units that allow the discharge of molten metal from the bottom of the furnace, rather than from the top, resulting in reduced iron and steel impurities. The Company manufactures a wide range of bricks and blocks, which are used to line industrial furnaces, and manufactures and installs refractory products in capital (i.e., new or rebuild) projects, as well as for replacement (i.e., consumable). Ceramic fibers act as an insulating product in certain very high temperature applications. The largest customer for the Company's products and services is the iron and steel industry, followed by the glass, aluminum, cement and co-generation industries.

    The manufacturing process for specialty refractory products involves the mixing and, in some cases, the kiln firing of various raw materials, particularly fireclays and minerals such as bauxites, aluminas and magnesite. Premier North America operates 14 principal refractory plants located near major industrial centers in the United States and Canada. Premier Europe operates eight principal refractory plants located near major industrial centers in Great Britain, Belgium and France.

    Premier also provides a variety of services, primarily to its iron and steel customers: it installs refractory products manufactured by it and others; it provides on-site maintenance of refractory products; and it rebuilds coke ovens. The ability to react quickly to customer requests for products or installation and maintenance services is particularly important in the refractory industry because of the extremely high cost of manufacturing downtime in the iron and steel industry. Consequently, Premier North America maintains refractory service facilities located near its major customers in the United States and Canada. Premier Europe maintains similar facilities in the U.K. and in Belgium. Each facility has the equipment and skilled staff required for the installation and maintenance of refractory products. Other personnel required for installation projects are hired on an as-needed basis from readily available local union labor pools and are employed only for the duration of each job.

    Premier's chemical division is a leader in the production of magnesia refractories and magnesia based chemicals, primarily magnesium oxide and magnesium hydroxide. Magnesia chemicals are a safer and more environmentally responsible solution to problems related to acid neutralization. Raw materials are obtained from Premier's Gabbs, Nevada mine and extracted from seawater at a plant in Port St. Joe, Florida. Products from the chemical division are used in a wide range of industrial, municipal and agricultural markets including animal nutrition and health, fertilizers, power generation, fuel additives, soil remediation and wastewater treatment.

    MARKETING AND DISTRIBUTION

    The iron and steel industry has historically been the major consumer of the refractories segment's products and services. Sales to the iron and steel industry in fiscal 1996, 1997 and 1998, on a pro forma basis (reflecting the Premier Europe Acquisition and the American Premier Acquisition, retroactively), accounted for 52%, 56% and 54%, respectively, of refractory product net sales. Other customers for Premier's specialty refractory materials are the glass, aluminum, cement and co-generation industries. The Company also sells its refractory products to other refractory contractors and buys refractory products produced by other manufacturers in performing its contracting services.

    Within the iron and steel industry, Premier North America's principal customers have traditionally been the largest companies in the industry. USX-US Steel Group, Inc., Bethlehem Steel Corporation, LTV Steel Company, Inc. and Inland Steel Industries, Inc. together accounted for approximately 20%, 20% and 22% of net sales (on a pro forma basis, taking into account operations of the Premier Europe Acquisition and the American Premier Acquisition) of Premier North America for fiscal 1996, 1997 and 1998, respectively. The increase in the pro forma percentage of net sales in fiscal 1998 is primarily the result of the expanded customer base introduced through the American Premier Acquisition. USX-US Steel Group, Inc. accounted for 7%, 8% and 10% of Premier North America's pro forma net sales during fiscal 1996, 1997 and 1998, respectively. Each of the other companies accounted for less than 10% of this business segment's net sales during such periods. Premier Europe has long-standing relationships on a global basis with iron and steel, aluminum and glass companies. On average, relationships of Premier Europe with its major customers are longer than 20 years. Except for British Steel, which represented approximately 15% and 18%, respectively, of the sales of Premier Europe during fiscal 1997 and 1998, no other customer represented over 10% of such sales during such periods. Marketing of Premier North America's products and services is conducted by a sales force working out of nine sales offices located in eight states and Canada. Premier Europe sales teams for major project work are headed by a director or senior sales manager with appropriate technical support. In general, the sales process involves combining product specialists with geographic sales teams on a customer by customer basis. Premier Europe also has a number of commercial and technical teams based in the U.K. and in Belgium that are dedicated to each major industry and that work closely with geographic sales personnel. Premier Europe also sells the Company's products through a network of local agents operating in over 70 countries.

    Products produced by Premier North America and Premier Europe generally are delivered directly to end users. A small number of stocking distributors are used in the international markets, and Premier maintains warehouse operations in certain limited locations. The warehouse operations carry limited product lines and largely supply monolithic and other consumable items to customers who operate small furnaces, as well as to independent contractors.

    RAW MATERIALS

    In manufacturing its refractory products, Premier uses more than 100 different raw materials which come from a variety of sources globally. Some of the more important raw materials used in the refractories business segment are alumina, bauxite, magnesite, silicon carbide, andalusite, calcium aluminate cements and clays. The number of sources of supply varies with each raw material and certain key raw materials, such as zirconia and andalusite, are found in a limited number of locations. The Company believes that it is not dependent in its manufacturing processes on any one source of supply. The Company is continuing to consolidate its procurement activities with respect to the requirements of Premier North America and Premier Europe, thereby realizing cost savings and efficiencies.

    FOREIGN SALES

    Premier North America's net export sales to customers outside the United States and Canada were $5.0 million, or 4.7% of net sales, for fiscal 1997 and $8.1 million, or 5.1% of net sales, for fiscal 1998. Approximately 98% and 99% of Premier North America's sales during fiscal 1997 and 1998, respectively, were to customers based in North and Central America. During fiscal 1997 (on a pro forma basis, taking into account the Premier Europe Acquisition) and 1998, Premier Europe's sales to its customers based in Europe, Asia, North, Central and South America and Africa were 65%, 20%, 10% and 5%, respectively, in fiscal 1997, and 77%, 6%, 13% and 4%, respectively, in fiscal 1998. The accompanying consolidated financial statements provide further information about the Company's domestic and foreign operations.

    BUSINESS STRATEGY

    The Company believes that the significant international manufacturing and sales distribution operations realized through the Premier Europe Acquisition, including Premier's comprehensive range of refractory products and services and its sales and manufacturing presence in over 70 countries, together with the cost savings and cross-marketing opportunities presented by the combination of the operations of Premier North America (including those associated with the American Premier Acquisition) and Premier Europe, positions it to grow Premier's revenues and increase its profitability and cash flow.

    The Company's strategy in the refractories business is to (i) realize the opportunities presented by the American Premier Acquisition and the Premier Europe Acquisition for cost reductions and the cross-marketing of products and services to customers of Premier, (ii) continue development of innovative value-added products and installation techniques (including shotcrete and robotic gunning equipment and processing) and (iii) take advantage of strategic acquisition opportunities in the refractories industry.

    COMPETITION

    In the production of refractory materials, Premier North America competes with a number of companies in the United States, including North American Refractories Co., Harbison Walker (which recently acquired A.P. Green Industries, Inc., another competitor of the Company) and National Refractories Co., some of which have greater resources than Premier North America. Premier North America's primary competitors in the installation of refractory products are in-house employees of iron and steel companies and also regional refractory service contractors which, unlike Premier North America, do not engage in the production of such materials. Other major refractory producers typically contract with these regional companies to install the products, or their customers install the products themselves. Competition is based primarily on service, price and product performance. The Company believes that its ability to produce, install and maintain its refractory products without dependence upon third parties strengthens its competitive position.

    In the international markets, Premier Europe manufactures and sells to the alumino silicate, basic, carbon, silica and specialty refractory product sectors. Premier Europe competes with a number of competitors; however, only a few companies supply the broad range of materials offered by Premier, since most refractory suppliers in the international market tend to focus on a limited number of specific product sectors.

RESEARCH AND DEVELOPMENT

    SUPERIOR

    In response to the changing requirements of the telecommunications industry, Superior established a product development center during the fourth quarter of fiscal 1997. This 39,000 square foot facility is located in Kennesaw, Georgia (within 15 miles of Superior's corporate headquarters) and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in LANs as well as telephone networks. While not material to consolidated sales, initial sales and shipments of these products did begin in fiscal 1998.

    Superior also has development projects underway for performance enhanced copper-based wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line for certain LAN data transmission applications.

    The Company believes its ability to capitalize on new product offerings will be enhanced by the establishment of its product development center. Further, the Company intends to continue to explore and exploit new product development opportunities to meet the needs of its customers.

    DNE

    In order to compete for contracts, DNE frequently invests its own funds in research and development in order to determine the financial and practical feasibility of manufacturing products. DNE is continuing its development of an integrated multiplexer with expanded capabilities for use in both the commercial and military markets.

    PREMIER

    Constant revisions to industry processes and chemistries require changes in refractory products to meet customer demand. Premier North America maintains research and development facilities in Snowshoe, Pennsylvania and Bettsville, Ohio for improving existing refractory products and installation methods and developing new products for existing and new markets. Premier Europe has a research and development staff based in facilities at Worksop, Manuel, St. Ghislain, Belgium and Buzancais, France. The staff works closely with the production staff and customers to ensure quality standards are maintained and improved. Key areas of current development work include process development, product improvement, new product areas and installation techniques. Recent developments include the introduction of a new generation of ceramic ladle valve for steel making and an environmentally-friendly alternative to magnesia chrome bricks, widely used in glass making industries. In addition, research and development personnel work closely with customers to improve product quality and lower costs. As a result of the Premier Europe Acquisition, the Company expects to consolidate certain research and development activities currently servicing its refractories business.

    GENERAL

    Alpine's research and development expense during fiscal 1996, 1997 and 1998 amounted to $2.5 million, $3.4 million and $7.8 million, respectively.

    Although the Company currently holds certain trademarks, licenses and patents, none is considered to be material to its businesses.

EMPLOYEES

    As of April 30, 1998, Alpine employed 5,035 people, including 1,550 in the telecommunications wire and cable business, 3,339 in the refractories business, 126 in the data communications and electronics business and 20 at Alpine's corporate offices.

    The number of individuals employed in the refractories business does not reflect temporary workers retained on a project basis, as required. Approximately 1,454 persons employed in the refractory business and approximately 420 persons employed in the telecommunications wire and cable business are represented by unions. All of the collective bargaining agreements in the United Kingdom and Belgium, and three such agreements in the United States, will expire during the next fiscal year. Alpine considers relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

    Alpine's manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental and land use laws and regulations relating, among other things, to the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products and often imposing stringent permitting requirements. Compliance with these laws, regulations and permit requirements has not been material to the operations, business or financial results of Alpine and has not had a material effect upon its capital expenditures, earnings or competitive position. However, violation of or non-compliance with such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, financial condition or liquidity of Alpine.

    Operations of Alpine, certain of its predecessors or certain of the companies it has acquired have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by Alpine or at sites to which wastes may have been sent for disposal. Alpine is presently involved in investigatory and remedial activities at certain sites, some of which are being conducted under the oversight of governmental authorities. In connection with certain acquisitions and divestitures, Alpine has also assumed responsibility for and indemnified purchasers against certain liabilities associated with contamination, if any, existing at certain of its or its predecessors' current and former facilities.

    In connection with the sale of its former East Windsor, Connecticut facility and pursuant to Connecticut property transfer laws, the Company is under an obligation to investigate the existence of contamination, if any, at that facility and, if any contamination is found to exist, to remediate or otherwise address such contamination in accordance with the applicable regulatory requirements of the Connecticut Department of Environmental Protection. The Company is undertaking the required investigation. Based upon information available to date, Alpine does not believe that fulfilling its obligations with respect to the East Windsor facility is likely to have a material adverse effect on its operations, financial condition or liquidity.

    Certain Premier facilities contain areas which, in the past, have been used for the disposal of waste materials generated in connection with facility operations, some of which may contain elements of components classified as hazardous or which are otherwise regulated under environmental laws or which may otherwise cause environmental contamination or impose other obligations under environmental laws. If it is determined that past disposal or facility operations practices have resulted in releases of regulated contaminants to soil or groundwater, investigation and remediation of such contamination may be required. If substantial environmental contamination is found at such Premier facilities, it could have a material adverse effect on the operations, business and financial results of Alpine.

ITEM 2. PROPERTIES

    Alpine conducts its principal operations at the facilities set forth below:

                                                                               SQUARE
LOCATION                                                                       FOOTAGE         LEASED/OWNED
----------------------------------------------------------------------------  ---------  ------------------------
TELECOMMUNICATIONS SERVICE AND PREMISE WIRE AND DISTRIBUTION CABLE
MANUFACTURING FACILITIES:
Brownwood, Texas............................................................    328,000  Leased (expires 2013)
                                                                                         (subject to five
                                                                                         five-year renewals)
Tarboro, North Carolina.....................................................    295,000  Owned
Winnipeg, Manitoba..........................................................    190,000  Owned
Elizabethtown, Kentucky.....................................................    163,000  Owned
Kennesaw, Georgia (product development center)..............................     39,000  Leased (expires 2002)

CORPORATE OFFICE:
Atlanta, Georgia............................................................     30,600  Leased (expires 2001)

    Each of Superior's facilities is operating at utilization rates in excess of 95%. Facilities in this segment are suitable and adequate for the business being conducted. Capital spending plans for the operations in this segment are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives.

                                                                                SQUARE
LOCATION                                                                        FOOTAGE        LEASED/OWNED
-----------------------------------------------------------------------------  ---------  -----------------------
DATA COMMUNICATIONS AND ELECTRONICS                                               65,000  Leased (expires 2007   )
Wallingford, Connecticut.....................................................

    DNE's facility in Wallingford, Connecticut is adequate and suitable for the business being conducted and operates at a utilization rate of between 60% and 70%.

                                                                                SQUARE
LOCATION                                                                       FOOTAGE         LEASED/OWNED
----------------------------------------------------------------------------  ----------  -----------------------
REFRACTORIES
NORTH AMERICAN MANUFACTURING FACILITIES:
Washington, Pennsylvania....................................................     201,881  Owned
Snow Shoe, Pennsylvania.....................................................     171,425  Owned
South Webster, Ohio.........................................................     125,082  Owned
Crown Point, Indiana........................................................      79,116  Owned
Altoona, Pennsylvania.......................................................      57,260  Owned
Smithville, Ontario.........................................................      47,000  Owned
Canon City, Colorado........................................................      44,286  Owned
Erwin, Tennessee............................................................     128,921  Owned
Aurora, Illinois............................................................      76,744  Owned
Chicago Heights, Illinois...................................................      53,946  Owned
Gabbs, Nevada...............................................................     198,000  Owned
Port St. Joe, Florida.......................................................      39,900  Owned
Brownsville, Texas..........................................................      38,885  Owned
Bettsville, Ohio............................................................     225,485  Owned
Bettsville, Ohio (research and development).................................      40,275  Owned

                                                                                SQUARE
LOCATION                                                                       FOOTAGE         LEASED/OWNED
----------------------------------------------------------------------------  ----------  -----------------------
Welland, Ontario............................................................      77,408  Owned

UK MANUFACTURING FACILITIES:
Manuel......................................................................   1,068,497  Owned
Worksop.....................................................................     454,203  Owned
Loxley......................................................................     364,669  Leased (expires 2012   )
Bawtry......................................................................     219,841  Owned
Newton Cap..................................................................      15,220  Owned

CONTINENTAL EUROPE MANUFACTURING FACILITIES:
St.Ghislain, Belgium........................................................     537,763  Owned
Libos, France...............................................................     257,902  Owned
Hautrage, Belgium...........................................................     240,196  Owned
Buzancais, France...........................................................     183,459  Owned

CORPORATE OFFICES:
King of Prussia, Pennsylvania...............................................      28,849  Leased (expires 2000)
Carnegie, Pennsylvania......................................................      77,500  Owned

EUROPEAN CORPORATE OFFICES:
Alfreton, UK................................................................       4,000  Leased (expires 2001   )

    The Carnegie, PA office for Premier North America's operations is located in a facility which is also used for warehousing. Premier Europe also leases office facilities in Milan, Italy, Duisburg, Germany, Buzancais, France and Singapore.

    Depending on product mix, capacity in the refractories segment ranges from
1.0 million to 1.1 million tons of refractory products. The facilities are operating at various utilization rates with an overall utilization between 60% and 65%. Facilities in this segment are adequate and suitable for the business. Capital spending plans are primarily designed to modify existing product lines.

LOCATION                                                                  SQUARE FOOTAGE        LEASED/OWNED
------------------------------------------------------------------------  ---------------  -----------------------
CORPORATE OFFICES
New York, New York......................................................         5,375     Leased (expires 2002   )

ITEM 3. LEGAL PROCEEDINGS

    PRI's J.H. France unit is named as a party in approximately 5,300 lawsuits, some of which involve both multiple claimants and all of which involve multiple defendants, filed in 15 jurisdictions principally by employees and former employees of certain customers of J.H. France and involving approximately 12,200 claimants (the "Pending J.H. France Claims"), alleging in certain cases that a single product, a plastic insulating cement manufactured more than 25 years ago by J.H. France, caused them to suffer from asbestos-related diseases and in other cases alleging that products manufactured or sold by J.H. France caused silica-related diseases. It is also alleged that J.H. France sold products manufactured by other companies which are alleged to have contained asbestos. The majority of the Pending J.H. France Claims seek monetary damages ranging from $20,000, which is the minimal jurisdictional requirement for personal injury cases in a majority of the applicable jurisdictions, to $1.0 million. J.H. France and its insurance carriers historically have settled these lawsuits, typically for an average amount per case of less than the minimum amount stated. Otherwise, J.H. France has been dismissed from certain of these lawsuits by agreement or upon application to the Court. Four claims have been tried resulting in jury verdicts in favor of J.H. France. Punitive damages have also been claimed in some cases.

    In addition to the lawsuits against J.H. France, PRI, as successor in interest to BMI Inc. ("BMI"), is named as a party in approximately 170 similar pending lawsuits, some of which involve both multiple claimants and all of which involve multiple defendants, filed in eight jurisdictions principally by employees and former employees of certain customers of BMI and involving approximately 1,500 claimants (the "Pending BMI Claims"), alleging that products produced by BMI caused silicosis in such persons, and in other cases alleging products manufactured or sold by BMI caused asbestos-related diseases in such persons. The majority of the Pending BMI Claims seek monetary damages ranging from $20,000, which is the minimal jurisdictional requirement for personal injury cases in a majority of such jurisdictions, to $1.0 million. Premier and its insurance carriers historically have settled these lawsuits, typically for an average amount per case less than the minimum amount stated. Otherwise, PRI has been dismissed from certain of these lawsuits by agreement or upon application to the Court. Punitive damages have also been claimed in some cases.

    Virtually all of the Pending J.H. France Claims and the Pending BMI Claims (collectively the "Pending Premier Claims") discussed above, as well as all costs of defense for such claims, are covered by insurance, including primary and excess insurance coverage. The Pending J.H. France Claims and the Pending BMI Claims are covered by insurance policies issued by different insurance companies. The defense and indemnity of the Pending BMI Claims are being prosecuted and covered by the insurance companies which issued the primary layer of insurance coverage to BMI. The primary layer of insurance coverage issued to J.H. France has been exhausted and the defense and indemnity of the Pending J.H. France Claims are currently being prosecuted and covered by the insurance companies which issued J.H. France's excess insurance coverage.

    Based upon PRI's experience in obtaining dismissals or settlements in closed cases, the Company anticipates, although no assurance can be given, that the expected costs and liabilities of the Pending Premier Claims, subject to immaterial aggregate retention limits not exceeding $130,000 applicable to J.H. France's excess insurance coverage, will be covered by insurance and that the aggregate limits of the insurance policies in effect exceed the liabilities and defense costs which will be incurred in the Pending Premier Claims.

    The Company and certain of its subsidiaries are defendants in other lawsuits, certain of which lawsuits are insured claims arising in the ordinary course of the operations of the Company and such subsidiaries, and none of which lawsuits management believes will have a material adverse effect on the operations, financial condition or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Alpine did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1998.

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

                      HIGH        LOW
                     -------    -------
Fiscal 1997
  First Quarter..... $ 5 3/4    $ 4
  Second Quarter....   7 9/16     4 3/8
  Third Quarter.....   8 3/4      6 1/2
  Fourth Quarter....   9 3/8      7 1/2
Fiscal 1998
  First Quarter..... $12 11/16  $ 9 1/8
  Second Quarter....  15 5/16    11
  Third Quarter.....  20 7/8     14 13/16
  Fourth Quarter....  21 3/4     18 3/16

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At July 24, 1998, 17,093,786 shares of Alpine Common Stock were issued and outstanding, and there were approximately 6,000 record holders thereof.

    (c) Dividends

    Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine Common Stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the Consolidated Financial Statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1998 are derived from the audited consolidated financial statements of Alpine.

                                                                    FISCAL YEAR ENDED APRIL 30, (1)
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales............................................  $   68,510  $  198,135  $  524,113  $  579,794  $  919,079
Cost of goods sold...................................      56,250     169,125     453,785     477,791     741,232
                                                       ----------  ----------  ----------  ----------  ----------
  Gross profit.......................................      12,260      29,010      70,328     102,003     177,847
Selling, general and administrative expenses.........      12,168      20,487      35,148      40,833      80,602
Restructuring charge.................................      --          --          --          --           3,626
Amortization of goodwill.............................       2,292       1,527       2,658       3,054       4,743
                                                       ----------  ----------  ----------  ----------  ----------
  Operating income (loss)............................      (2,200)      6,996      32,522      58,116      88,876
Interest income......................................         242         345       2,146       2,023       4,289
Interest (expense)...................................      (2,363)     (8,197)    (27,795)    (22,995)    (31,516)
Gain on sale of subsidiary stock.....................      --          --          --          80,397      --
Other income (expense), net..........................        (506)         28          22         505          33
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before
    income tax expense and minority interest.........      (4,827)       (828)      6,895     118,046      61,682
Provision for income taxes...........................         (68)       (348)     (1,676)    (53,103)    (24,673)
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations before
    minority interest................................      (4,895)     (1,176)      5,219      64,943      37,009
Minority interest in earnings of subsidiaries........      --          --          --           8,097      20,262
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) from continuing operations...........      (4,895)     (1,176)      5,219      56,846      16,747
Loss from discontinued operations(2).................     (25,236)     (4,868)     (2,213)     --          --
                                                       ----------  ----------  ----------  ----------  ----------
  Income (loss) before extraordinary item............     (30,131)     (6,044)      3,006      56,846      16,747
Extraordinary (loss) on early extinguishment of
  debt...............................................         (47)     --          (4,856)    (20,126)     (1,464)
                                                       ----------  ----------  ----------  ----------  ----------
      Net income (loss)..............................  $  (30,178) $   (6,044) $   (1,850) $   36,720  $   15,283
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
BASIC
  Income (loss) from continuing operations...........  $    (0.38) $    (0.11) $     0.23  $     3.15  $     0.99
  (Loss) from discontinued operations................       (1.78)      (0.27)      (0.12)     --          --
  Extraordinary (loss) on early extinguishment of
    debt.............................................      --          --           (0.27)      (1.12)      (0.09)
  Preferred stock redemption premium.................      --          --          --           (0.29)     --
                                                       ----------  ----------  ----------  ----------  ----------
  Net income (loss) per share of common stock........  $    (2.16) $    (0.38) $    (0.16) $     1.73  $     0.90
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
DILUTED
  Income (loss) from continuing operations...........  $    (0.38) $    (0.11) $     0.23  $     2.86  $     0.89
  (Loss) from discontinued operations................       (1.78)      (0.27)      (0.12)     --          --
  Extraordinary (loss) on early extinguishment of
    debt.............................................      --          --           (0.27)      (1.01)      (0.08)
  Preferred stock redemption premium.................      --          --          --           (0.26)     --
                                                       ----------  ----------  ----------  ----------  ----------
  Net income (loss) per share of common stock........  $    (2.16) $     0.38) $    (0.16) $     1.59  $     0.81
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                    FISCAL YEAR ENDED APRIL 30, (1)
                                                       ----------------------------------------------------------
                                                          1994        1995        1996        1997        1998
                                                       ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital......................................  $   24,594  $    7,080  $   50,679  $  134,967  $  140,072
Total assets.........................................     113,796     233,778     354,904     588,224     786,860
Total debt...........................................      43,745     119,179     209,777     310,824     389,310
Preferred stock......................................       6,177      17,250      11,758       1,927         427
Total stockholders' equity...........................      47,998      44,658      43,136      54,426      77,515

------------------------

(1) Alpine's results of operations have been significantly impacted by acquisitions. On November 11, 1993, Alpine acquired Superior for $60.8 million in a combination of cash and Alpine Common Stock. On December 21, 1994, Alpine acquired PRI for $10.7 million in a combination of cash, Alpine 8% Preferred Stock and PolyVision Corporation common stock. On May 11, 1995, Superior completed the Alcatel Acquisition for $103.4 million in cash. On April 15, 1997, Premier acquired Premier Europe for $101.1 million in cash. On January 30, 1998, Alpine completed the American Premier Acquisition for $134.9 million in a combination of cash and Premier common stock.

(2) In July 1995, Alpine completed the spin-off of its information display segment, PolyVision Corporation, which consisted of Alpine PolyVision Inc., Posterloid Corporation and Information Display Technologies, Inc. The results of operations for this segment have been reflected as (loss) from discontinued operations for all the periods presented. (See Note 7 to Alpine's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Alpine, through its subsidiaries, Superior TeleCom and Premier, operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary, operates in the following industry segments: (i) telecommunications copper wire and cable products through its subsidiary, Superior, and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE. Premier, the Company's 83.4% owned subsidiary, provides refractory products and services for the iron and steel, glass, aluminum, cement and co-generation industries. Premier includes the operations of Premier North America and Premier Europe.

RESULTS OF OPERATIONS

    The following comparative table includes operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the years ended April 30, 1996, 1997 and 1998.

                                                                                         FISCAL YEAR ENDED APRIL 30,
                                                                                       -------------------------------
                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------

                                                                                            (DOLLARS IN MILLIONS)
Net sales
  Telecommunications wire and cable..................................................  $   384.2  $   442.5  $   491.7
  Data communications and electronics................................................       26.2       21.3       24.9
  Refractories.......................................................................      113.7      116.0      402.5
                                                                                       ---------  ---------  ---------
      Combined net sales.............................................................      524.1      579.8      919.1
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Gross profit
  Telecommunications wire and cable..................................................  $    39.6  $    74.1  $    91.7
  Data communications and electronics................................................        7.9        5.5        7.5
  Refractories.......................................................................       22.8       22.4       78.6
                                                                                       ---------  ---------  ---------
      Combined gross profit..........................................................       70.3      102.0      177.8
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Selling, general and administrative expenses
  Telecommunications wire and cable..................................................  $     8.3  $     9.6  $    12.6
  Data communications and electronics................................................        5.8        5.9        5.6
  Refractories.......................................................................       15.0       15.6       51.0
  Corporate..........................................................................        6.0        9.7       11.4
                                                                                       ---------  ---------  ---------
      Combined selling, general and administrative expense...........................       35.1       40.8       80.6
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Amortization of goodwill
  Telecommunications wire and cable..................................................  $     1.5  $     1.7  $     1.7
  Refractories.......................................................................        1.2        1.4        3.0
                                                                                       ---------  ---------  ---------
      Combined amortization of goodwill..............................................        2.7        3.1        4.7
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Operating income
  Telecommunications wire and cable..................................................  $    29.9  $    62.8  $    77.4
  Data communications and electronics................................................        2.0       (0.4)       1.9
  Refractories.......................................................................        6.6        5.4       24.6
  Restructuring charge...............................................................     --         --           (3.6)
  Corporate..........................................................................       (6.0)      (9.7)     (11.4)
                                                                                       ---------  ---------  ---------
      Combined operating income......................................................       32.5       58.1       88.9
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                                                                                        AS A PERCENTAGE OF NET SALES
                                                                                       -------------------------------
Supplemental Data:
  Gross margin:
    Telecommunications wire and cable................................................       10.3%      16.7%      18.6%
    Data communications and electronics..............................................       30.2       25.8       30.1
    Refractories.....................................................................       20.1       19.3       19.5
      Combined gross margin..........................................................       13.4       17.6       19.3
  Operating income margin:
    Telecommunications wire and cable................................................        7.8%      14.2%      15.7%
    Data communications and electronics..............................................        7.6       (1.9)       7.6
    Refractories.....................................................................        5.8        4.7        5.2
      Combined operating income margin...............................................        6.2       10.0        9.7

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

                                                                                             UNAUDITED PRO FORMA
                                                                                               OPERATING DATA
                                                                                       -------------------------------
                                                                                             FISCAL YEARS ENDED APRIL,
                                                                                       -------------------------------

                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   350.4  $   431.9  $   484.9
Gross profit.........................................................................       39.6       74.1       91.8
Gross margin percentage..............................................................       11.3%      17.1%      18.9%

SUPERIOR--RESULTS OF OPERATIONS

    Superior has, achieved substantial growth in revenues and profitability over the past three years. This growth reflects continued strong demand for copper telecommunications wire and cable products from the RBOCs and major independent telephone companies, and improving margins relative to product price increases and product cost reductions.

    In fiscal 1998, Superior's net sales were $491.7 million representing an increase of $49.2 million, or 11.1%, as compared to fiscal 1997 net sales of $442.5 million. Comparative fiscal 1997 net sales reflected a similar trend, increasing by 15.2%, or $58.3 million, as compared to fiscal 1996. The comparative increase in fiscal 1998 and fiscal 1997 net sales adjusted to a constant copper cost of $1.00 per pound was 12.3% and 23.3%, respectively (see "Supplemental Data" for Superior included elsewhere herein).

    The increase in net sales in both fiscal 1998 and fiscal 1997 resulted from a number of factors including: (1) the increased demand in recent years for copper wire and cable products due to both the growth in new copper-based telephone access lines and increased maintenance spending by several of Superior's major telephone company customers; (2) an increase in Superior's market share in both fiscal 1997 and fiscal 1998 resulting from new multi-year supply agreements entered into during such periods; and (3) the impact of price increases instituted during the latter half of fiscal 1996 on substantially all of Superior's long-term supply agreements (which supply agreements constitute in excess of 90% of Superior's net sales). To keep pace with the growth in demand and increased market share, Superior has increased its annual production capacity (measured in billions of conductor feet or "bcf") from approximately 80 bcf in early fiscal 1995 to more than 105 bcf at the end of fiscal year 1998. Superior intends to further increase its bcf production capability in fiscal 1999 as required to meet additional anticipated product demand and market share growth (see "Liquidity and Capital Resources" for discussion of fiscal 1999 capital expenditure initiatives).

    Along with the increase in revenues in fiscal 1998 and fiscal 1997, Superior also achieved substantial growth in gross profit and a significant increase in its gross margin percentage during such fiscal periods. In fiscal 1998, gross profit increased $17.6 million, or 23.8 %, to $91.7 million, as compared to fiscal 1997 gross profit of $74.1 million. The comparative increase in gross profit in fiscal 1997 was $34.5 million, or 87.1%, as compared to fiscal 1996. The gross margin percentage for fiscal 1996, 1997 and 1998 based on (i) net sales as reported and (ii) net sales adjusted to a constant copper price of $1.00 per pound (see "Supplemental Data" for Superior) was as follows:

                                                                                GROSS MARGIN
                                                                                 PERCENTAGE
                                                                                 BASED ON:
                                                                          ------------------------
                                                                                        ADJUSTED
                                                                           NET SALES    NET SALES
                                                                          -----------  -----------
Fiscal 1996.............................................................        10.3%        11.3%
Fiscal 1997.............................................................        16.7%        17.1%
Fiscal 1998.............................................................        18.6%        18.9%

    Superior has generated sequentially improving gross margins for each fiscal quarter during the past three fiscal years, beginning with the first quarter of fiscal 1996 (which was the period in which the acquisition of the Alcatel Business was completed). The increasing gross margin for the past three fiscal years is attributable to a combination of factors, including: (i) the aforementioned price increases instituted primarily during the latter half of fiscal 1996 on substantially all of Superior's existing customer contract business; (ii) higher market prices on new multi-year supply agreements entered into in fiscal 1997 and fiscal 1998; (iii) manufacturing cost reductions resulting from the integration of the Alcatel Business and from capital expenditures and other cost reduction initiatives focused on production efficiencies; and (iv) improved cost absorption resulting from higher production volume.

    Selling, general and administrative expenses ("SG&A expenses") increased from $8.3 million in fiscal 1996 to $9.6 million in fiscal 1997 and to $12.6 million in fiscal 1998. The increase in SG&A expenses in fiscal 1997 and fiscal 1998 was attributable to (i) costs associated with incremental sales and marketing staff to support the increased level of sales activity; (ii) expansion of administrative activities, particularly in the area of information systems, to support the level of growth and the integration of the Alcatel Business operations; and (iii) in fiscal 1997 and 1998, the expansion of product development activities, including the establishment and staffing of a product development facility in the fourth quarter of fiscal 1997.

    Commensurate with the growth in net sales and gross profit, Superior's operating income increased substantially in both fiscal 1998 and fiscal 1997. Operating income in fiscal 1998 was $77.4 million, representing an increase of 23.2%, as compared to fiscal 1997 operating income of $62.8 million. The comparative growth in fiscal 1997 operating income was $32.9 million, or 110.0%, as compared to fiscal 1996. During this same period, operating income as a percentage of net sales increased from 7.8% in fiscal 1996 to 14.2% and 15.7% in fiscal 1997 and fiscal 1998, respectively.

DNE--RESULTS OF OPERATIONS

    During fiscal 1998, DNE experienced significant shipments under its first major commercial multiplexer project, along with an improvement in government-related revenues, offset by a decline in contract manufacturing activities. As a result, DNE's comparative net sales increased $3.6 million in fiscal 1998 and operating income increased from a loss of $0.4 million in fiscal 1997 to operating income of $1.9 million in fiscal 1998. In fiscal 1997, DNE's comparative net sales declined by 18.7% as compared to fiscal 1996 primarily as a result of a slowdown in government purchases of DNE's military and electronic products. Along with the decline in DNE's fiscal 1997 net sales, operating income also decreased from $2.0 million in fiscal 1996 to an operating loss of $0.4 million in fiscal 1997.

PREMIER--RESULTS OF OPERATIONS

    Premier's net sales were $402.5 million for fiscal 1998, representing an increase of $286.5 million, or 247.0%, as compared to fiscal 1997 net sales. The increase in net sales resulted primarily from (i) the inclusion of a full year's operating results of Premier Europe, which contributed $242.8 million in net sales for fiscal 1998, as compared to a contribution of $8.4 million for the period April 15, 1997 (the date of the Premier Europe Acquisition) to April 30, 1998 and (ii) the inclusion of the operating results of APHI, which contributed $50.1 million in net sales from January 30, 1998 (the date of the American Premier Acquisition). Excluding the impact of the above noted acquisitions, comparative revenues from Premier North America increased by 2.0% to $109.6 million in fiscal 1998 as a result of higher revenues at Premier's coke oven construction services division, Furnco, which experienced an increase in coke oven relining projects at several major U.S. steel companies, offset by lower revenues at Premier's specialty refractory block products division, which serves the glass industry which has been depressed for most of fiscal 1998.

    Premier's fiscal 1997 net sales were $116.0 million, representing an increase of $2.3 million, or 2.0%, as compared to fiscal 1996 net sales of $113.7 million. The increase in net sales resulted primarily from the contribution of $8.4 million in net sales from Premier Europe. Net sales of Premier North America declined by $6.1 million, or 5.4%, to $107.6 million in fiscal 1997, as compared to $113.7 million in fiscal 1996. The decline in net sales in fiscal 1997 of Premier North America resulted primarily from a slowdown in activities during the second half of fiscal 1997 throughout its operations. In particular, Furnco and the specialty refractory block products division experienced a decline in net sales in the second half of fiscal 1997. A further factor contributing to the fiscal 1997 decline in net sales was a continuing strike at one of the Company's customer's facilities.

    Premier's gross profit for fiscal 1998 was $78.6 million, representing an increase of $56.2 million, or 250.9%, as compared to $22.4 million in gross profit in fiscal 1997. The fiscal 1998 gross margin was 19.5%, as compared to a gross margin of 19.3% in fiscal 1997. The increase in gross profit resulted primarily from (i) the contribution of $44.0 million in gross profit from Premier Europe in fiscal 1998, as compared to $1.3 million in gross profit contributed in fiscal 1997 and (ii) an incremental $15.0 million contribution in Premier North America's gross profit resulting from the American Premier Acquisition. The increase in the combined gross profit percentage resulted primarily from higher margins achieved by Premier North America due mostly to the increased contribution of higher margin revenues from Premier's construction services division.

    Premier's gross profit for fiscal 1997 was $22.4 million, representing a decrease of $0.4 million, or 1.8%, as compared to gross profit of $22.8 million in fiscal 1996. The fiscal 1997 gross margin was 19.3%, as compared to a gross margin of 20.1% in fiscal 1996. After adjusting gross profit and gross margin to eliminate the impact of the Premier Europe Acquisition, gross profit and gross margin in fiscal 1997 were $21.1 million and 19.6%, respectively. The comparative decrease in the fiscal 1997 gross margin resulted primarily from the reduction in higher margin revenues contributed by Furnco.

    Premier's SG&A expenses for fiscal 1998 were $51.0 million, representing an increase of $35.4 million, or 226.9%, as compared to $15.6 million in fiscal 1997. The increase in SG&A expenses resulted primarily from the inclusion in fiscal 1998 of Premier Europe's operations and the operations associated with the American Premier Acquisition.

    Premier's SG&A expenses for fiscal 1997 were $15.6 million, representing an increase of $0.6 million, or 4.0%, as compared to fiscal 1996 SG&A expenses of $15.0 million. After eliminating the increase resulting from the Premier Europe Acquisition, SG&A expenses decreased by $0.5 million, or 3.3%, to $14.5 million in fiscal 1997. The decrease in SG&A expenses resulted principally from savings achieved from the consolidation of corporate facilities and functions and the elimination of expense associated with lower production and sales levels.

    Premier's operating income for fiscal 1998 was $24.6 million, representing an increase of $19.3 million, or 357.4%, as compared to $5.4 million in fiscal 1997. The increase in operating income resulted primarily from (i) the inclusion of the full year's operating results of Premier Europe, which contributed $18.0 million in operating income in fiscal 1998, as compared to $0.2 million in operating income contributed in fiscal 1997 and (ii) the inclusion of the operations of APHI in the last quarter of fiscal 1998, which contributed $4.5 million in operating income for such period.

    Premier's operating income for fiscal 1997 was $5.4 million, representing a decrease of $1.2 million, or 18.2%, as compared to operating income of $6.6 million in fiscal 1996. After eliminating the effect of the Premier Europe acquisition, fiscal 1997 operating income was $5.3 million, representing a decrease of $1.3 million, or 19.7%, as compared to fiscal 1996. The decrease in operating income resulted primarily from the reduction in net sales and gross margin in fiscal 1997, offset somewhat by lower SG&A expenses.

CONSOLIDATED RESULTS OF OPERATIONS

    The growth in net sales of the Company's telecommunications wire and cable segment and the acquisitions of Premier Europe and APHI in the refractories segment resulted in fiscal 1998 comparative consolidated net sales increasing by 58.5% to $919.1 million. In fiscal 1997, net sales of $579.8 million reflected an increase of $55.7 million, or 10.6%, as compared to fiscal 1996 net sales, which increase was primarily attributable to the growth in sales of telecommunications wire and cable products.

    The increase in net sales, along with an associated increase in the telecommunications wire and cable segment's gross margin percentage, gave rise to a consolidated comparative increase in gross profit of $75.8 million, or 74.3%, in fiscal 1998 and $31.7 million, or 45.1%, in fiscal 1997 (as compared to fiscal 1996).

    Consolidated SG&A expenses in fiscal 1998 were $80.6 million, reflecting an increase of $39.8 million, or 97.5%, as compared to fiscal 1997. The increase in consolidated SG&A expenses resulted primarily from the effects in fiscal 1998 of the Premier Europe Acquisition on April 15, 1997 and the American Premier Acquisition on January 30, 1998. In fiscal 1997, SG&A expenses increased by $5.7 million, or 16.2%, as compared to fiscal 1996. The major components of this increase included $3.0 million in higher SG&A expenses in the telecommunications wire and cable segment (discussed separately herein) and a $2.7 million increase in corporate expenses reflecting primarily (i) incremental separate public company related expenses incurred by Superior TeleCom since the completion of the Offering, and (ii) an increase in variable based accounting charges for certain stock and performance option grants.

    In connection with the American Premier Acquisition, the Company recorded a non-recurring restructuring charge of $3.6 million. The charge related to the costs to be incurred at the Company's existing refractories facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions.

    As a result of the increase in consolidated net sales and gross margin, offset by the aforementioned restructuring charge, operating income increased in fiscal 1998 by $30.8 million, or 53.0%, as compared to fiscal 1997. The increase in operating income in fiscal 1997, as compared to fiscal 1996, was $25.6 million, or 78.8%, which increase was also attributable to the fiscal 1997 increase in net sales and gross margin.

    Consolidated interest expense in fiscal 1998 of $31.5 million represented an increase of $8.5 million, or 37.0%, as compared to fiscal 1997 consolidated interest expense of $23.0 million. The increase in consolidated interest expense was due primarily to interest cost associated with debt incurred and assumed in both the Premier Europe Acquisition and the American Premier Acquisition.

    Consolidated interest expense in fiscal 1997 of $23.0 million represented a decrease of $4.8 million, as compared to fiscal 1996 interest expense of $27.8 million. The decrease in consolidated interest expense reflected primarily the reduction in borrowing costs resulting from the Reorganization and associated refinancing of a substantial portion of the Company's outstanding debt at lower effective interest rates (see Notes 5 and 10 to the accompanying Consolidated Financial Statements).

    In October 1996, the Company completed the sale of 49.9% of the outstanding shares of Superior TeleCom (see Note 5 to Alpine's Consolidated Financial Statements). Net cash proceeds from the sale amounted to approximately $101.6 million and resulted in a pre-tax gain of $80.4 million, which was recorded as non-operating income. Current and deferred income tax expense related to this transaction of $39.0 million has been included in the Company's provision for income taxes. Thus, on an after tax basis, the net gain on sale of subsidiary stock in fiscal 1997 amounted to $41.4 million, or $2.09 per diluted share.

    In fiscal 1998, the provision for income tax expense was $24.7 million, representing an effective tax rate of 40.0%. This compares with fiscal 1997 income tax expense of $53.1 million, representing an effective tax rate of 45%. Included in the fiscal 1997 income tax provision was $39.0 million related to the gain on sale of subsidiary stock. Excluding income taxes associated with such gain, the fiscal 1997 effective tax rate would have been 37.5%. The lower effective tax rate in fiscal 1997 was due to the impact of certain Federal and state tax net operating loss carryforwards.

    The minority interest charge of $20.3 million in fiscal 1998 represented the 49.9% minority stockholders' interest in Superior TeleCom's net income for fiscal 1998 and the 16.6% minority stockholders' interest in Premier's net income from January 30, 1998 through April 30, 1998 (see Note 6 to Alpine's Consolidated Financial Statements). The minority interest charge of $8.1 million in fiscal 1997 represented the 49.9% minority stockholders' interest in Superior TeleCom's net income from October 17, 1996 (the date of the Offering) through the end of fiscal 1997.

    Fiscal 1998 net income from continuing operations was $16.7 million ($0.89 per diluted share), as compared to $15.4 million ($0.80 per diluted share) in fiscal 1997 (excluding the after tax gain on sale of subsidiary stock of $2.09 per diluted share in fiscal 1997). Fiscal 1996 net income was $5.2 million ($0.23 per diluted share). The comparative increase in net income for fiscal 1998 was due to the significant increase in operating income, offset by higher interest expense resulting from acquisition debt incurred, increased minority interest in earnings of subsidiaries and higher incremental tax rates.

DISCONTINUED OPERATIONS

    The loss from discontinued operations recorded in fiscal 1996 related to the dividend distribution of a substantial portion of the Company's common equity ownership in PolyVision Corporation. As a result of the distribution, the operations of PolyVision Corporation were reported as discontinued operations.

EXTRAORDINARY ITEM

    In fiscal 1998, the Company incurred an after tax extraordinary loss of $1.5 million on the early extinguishment of debt as compared with $20.1 million in fiscal 1997 and $4.9 million in fiscal 1996. The extraordinary losses related to the refinancing or redemption of debt. (See Note 10 to Alpine's Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    For the twelve months ended April 30, 1998, the Company generated $66.3 million in cash flow from operating activities, consisting of $61.0 million in cash flow generated from operations (net income plus non-cash charges) and $5.3 million in cash flow generated from working capital changes. Cash used for investing activities amounted to $123.2 million, which included $21.4 million in capital expenditures (net of asset sales) and $101.8 million used in the American Premier Acquisition (see Note 6 to Alpine's Consolidated Financial Statements). Cash provided by financing activities amounted to $53.1 million, the major components of which consisted of $125.7 million in long-term borrowings, offset by $33.2 million in repayments of the revolving credit facilities, $21.9 million in repayments of long-term borrowings, $4.4 million in debt issuance costs and $14.8 million for the repurchase of Company treasury shares.

    At April 30, 1998, the Company's consolidated long-term debt was $389.3 million, with the components of such debt, on an entity basis, consisting of the following (in millions):

Long-term debt obligation of:
  Premier and subsidiaries..........................................  $   292.2
  Superior TeleCom and subsidiaries.................................       75.0
  Alpine corporate..................................................       22.1
                                                                      ---------
                                                                      $   389.3
                                                                      ---------
                                                                      ---------

    The Company, on a consolidated basis, had $33.5 million in cash, cash equivalents and marketable securities at April 30, 1998. Of such amount, $2.2 million was maintained by Premier and subsidiaries, $9.9 million by Superior TeleCom and subsidiaries, and $21.4 million at the Alpine corporate level.

    As of April 30, 1998, Superior TeleCom had approximately $80.6 million in excess funds availability under its revolving credit facility. Over the next 12 months, Superior TeleCom has no material principal debt service commitments. However, on May 5, 1998 Superior completed the acquisition of 51% of the outstanding shares of common stock of Cables of Zion for approximately $24 million in cash. Additionally, Superior TeleCom expects to invest approximately $18-$23 million in capital expenditures over the next 12 month period. The acquisition and the capital expenditures will be funded by borrowings under Superior TeleCom's Credit Facility and cash generated from operations. Superior TeleCom has typically generated substantial operating cash flows. During fiscal 1998, Superior TeleCom generated $69.6 million in cash flows from operating activities which is significantly greater than amounts needed to meet the aforementioned commitments. Further, management anticipates that Superior TeleCom will continue to generate more than adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover such shortfall.

    On January 30, 1998, Premier completed the American Premier Acquisition for a total consideration of $134.9 million, consisting of a cash payment of $31.7 million to APHI's stockholders, the issuance of 16.6% of the common stock of Premier and the refinancing of $68.4 million of indebtedness. In connection with the acquisition, Premier entered into an Amended and Restated Credit Agreement (the "Premier Credit Agreement") aggregating $260.0 million in borrowing availability. Included in the Premier Credit Agreement is a $50.0 million revolving credit arrangement of which $14.9 million was drawn at April 30, 1998. As of April 30, 1998, Premier had $35.1 million in excess funds availability under its revolving credit facility and an additional $2.2 million in cash and cash equivalents. Premier's principal debt service commitments for the next 12 months amount to $8.3 million and capital expenditures over the next 12 months are expected to approximate $15 to $17 million. The Company anticipates that Premier will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditures commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under the revolving credit facility should be sufficient to cover such shortfall.

    Alpine holds, in addition to corporate cash, cash equivalents and marketable securities, approximately 8.1 million common shares (representing 50.1% common share ownership) of Superior TeleCom (NYSE:SUT) which, based on the closing price on July 24, 1998, had a market value of approximately $302.0 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $41.4 million. Superior TeleCom common stock owned by Alpine with a market value of approximately $70.0 million is pledged as collateral to secure certain debt of Alpine and Premier.

    The Superior TeleCom and Premier credit arrangements include restrictions and/or limitations on dividends or other payments made by such subsidiaries to Alpine. For the next 12 month period, Alpine expects to fund its corporate activities (which includes approximately $7.0-8.0 million in estimated cash corporate overhead expenses and $2.0 million in cash interest expense) from allowable management fees payable by its subsidiaries to Alpine, cash dividends received from Superior Telecom and from interest income, with any shortfall funded from Alpine's existing corporate cash, cash equivalents and marketable securities reserves.

YEAR 2000

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN EXCHANGE RATES AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Alpine's Consolidated Financial Statements at April 30, 1997 and 1998 and for each of the three years in the period ended April 30, 1998 and the report of the independent accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    (b) The Company filed one Current Report on Form 8-K with respect to Item 2 during the fourth quarter of fiscal 1998. The report, dated January 30, 1998 and filed February 14, 1998, reported the American Premier Acquisition and related financing. On April 14, 1998, the Company filed Amendment No. 1 to the foregoing Current Report on Form 8-K with respect to Items 5 and 7, which (i) reported that the Company had filed charter amendments changing the names of certain of its subsidiaries and (ii) included financial statements of the business acquired in the American Premier Acquisition and unaudited pro forma condensed combined financial statements of the Company.

ITEM 14(C) EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
2(a)       Asset Purchase Agreement, dated as of March 17, 1995 by and among Alcatel NA Cable Systems, Inc.,
           Alcatel Canada Wire, Inc. Superior Cable Corporation and Superior TeleTec Inc. (the "Alcatel
           Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form
           8-K of Alpine dated May 24, 1995)
2(b)       Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc.,
           Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995)
2(c)       Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated
           June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of
           Alpine for the year ended April 30, 1996 (the "1996 10-K")

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
2(d)       Agreement and Plan of Merger, dated as of December 21, 1994, as amended, by and among Information
           Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp., The
           Alpine Group, Inc., Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 2 to Amendment No. 1 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology, Inc. dated December 28,
           1994)
2(e)       Amendment to the Agreement and Plan of Merger, dated as of December 21, 1994, by and among Information
           Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp., The
           Alpine Group, Inc., Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology Inc. dated May 5, 1995)
2(f)       Amended and Restated Stock Purchase Agreement, dated as of October 11, 1994, by and among The Alpine
           Group, Inc. and certain stockholders of Adience, Inc. ("Adience") as listed therein, as amended
           (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
           January 5, 1995)
2(g)       Share Purchase Agreement, dated April 15, 1997, between Hepworth R. and M. Holdings Limited, Hepworth
           P.L.C., Refraco Holdings Limited and Alpine (incorporated herein by reference to Exhibit 1 to the
           Company's Current Report on Form 8-K dated April 15, 1997 (the "April 1997 8-K")
2(h)       Agreement and Plan of Merger, dated as of January 18, 1998, among The Alpine Group, Inc., Refraco Inc.,
           American Premier Holdings, Inc. and the stockholders of American Premier Holdings, Inc. listed therein
           (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated
           January 30, 1998 (the "January 1998 8-K")
2(i)       Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd., ISAL
           Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to Exhibit
           1 to the Current Report on Form 8-K of the Company dated May 5, 1998)
3(a)       Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual
           Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 10-K")
3(b)       Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit
           3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No.
           33-53434) of Alpine, as filed with the Commission on May 12, 1993)
3(c)       Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible
           Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on
           Form 10-Q of Alpine for the quarter ended January 31, 1989)
3(d)       Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Senior
           Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(c) to the Annual Report on
           Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K")
3(e)       Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative Convertible
           Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994)
3(f)       Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible Senior
           Preferred Stock of the Company (incorporated herein by reference to Exhibit 3(f) to the 1995 10-K)
3(g)       By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the 1995 10-K)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
4(a)       Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Superior Telecommunications Inc.,
           Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee (incorporated herein by reference to Exhibit 10(ee) to the 1995 10-K)
4(b)       Supplemental Indenture to the above Indenture, dated as of October 2, 1996, among Alpine, Superior,
           Adience, Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to
           Exhibit 4(b) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1997 (the "1997
           10-K")
4(c)       Second Supplemental Indenture to the above Indenture, dated as of January 31, 1997, among Alpine,
           Superior, Adience, Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(c) to the 1997 10-K)
4(d)       Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland (incorporated herein by reference to Exhibit 10(ff) to the 1995 10-K)
4(e)       Amendment, dated as of October 2, 1996, between Alpine and Marine Midland, as trustee, to the above
           Pledge Agreement (incorporated herein by reference to Exhibit 4(e) to the 1997 10-K)
4(f)       Amendment No. 2, dated as of January 27, 1997, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(f) to the 1997 10-K)
4(g)       Indenture, dated as of June 30, 1993, between Adience, Inc. ("Adience") and IBJ Schroder Bank & Trust
           Company ("IBJ"), as trustee (incorporated herein by reference to Registration Statement No. 33-72024 of
           Adience, Inc.) 4(h) Supplemental Indenture, dated as of July 21, 1995, to Indenture by and between
           Adience and IBJ dated as of June 30, 1993 (incorporated herein by reference to Exhibit 10(cc) to the
           1995 10-K)
10(a)      Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit
           10.5 to Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5, 1993
           (the "S-4 Registration Statement") (incorporated herein by reference to Exhibit 4(f) to the 1997 10-K)
10(b)      Amended and Restated 1987 Long Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement) 10(e) Agreement and Plan of Merger by and between
           Alpine and Superior TeleTec Inc., dated as of June 17, 1993 and amended on September 24, 1993
           (incorporated herein by reference to Exhibit 2 to the S-4 Registration Statement)
10(j)      Lease Agreement by and between ALP(TX) QRS 11-28, Inc., and Superior TeleTec Transmission Products,
           Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i) to the Quarterly
           Report on Form 10-Q of Alpine for the Quarter ended January 31, 1994)
10(k)      First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc.
           and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the 1995 10-K)
10(l)      Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS 11-28, Inc.
           and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the 1995
           10-K)
10(m)      Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX) QRWS 11-28,
           Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.12 to the
           Registration Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom, as filed with the
           Commission on August 9, 1996, as amended (the "TeleCom S-1")

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10(n)      First Amendment dated as of October 2, 1996, to Guaranty and Surety Agreement among the Company, Alpine and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the S-1)
10(r)      Letter Agreement, dated May 24, 1995, by and between Alpine and PolyVision Corporation ("PolyVision")
           relating to $5,000,000 credit commitment (incorporated herein by reference to Exhibit 10(m) to 1995
           10-K)
10(t)      Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum
           (incorporated herein by reference to Exhibit 10(q) to the 1996 10-K)
10(u)      Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stewart H. Wahrsager
           (incorporated herein by reference to Exhibit 10(r) to the 1996 10-K)
10(v)      Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut
           (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K)
10(w)      Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stephen M. Johnson
           (incorporated herein by reference to Exhibit 10(t) to the 1996 10-K)
10(x)      Employment Agreement, dated as of April 26, 1996, by and between Alpine and David S. Aldridge
           (incorporated herein by reference to Exhibit 10(u) to the 1996 10-K)
10(y)      Employment Agreement, dated as of April 26, 1996, between Superior and Justin F. Deedy, Jr.
           (incorporated herein by reference to Exhibit 10.3 to the TeleCom S-1)
10(z)      Employment Agreement, dated as of October 17, 1996, between TeleCom and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(14) to the Quarterly Report: on Form 10-Q of Superior TeleCom, Inc.
           for the Quarter ended January 31, 1997)
10(aa)     Alpine Pledge Agreement, dated as of April 15, 1997, made by Alpine in favor of Bankers Trust Company, as Collateral Agent for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 4 to Amendment No. 1 to Alpine's Current Report on Form 8-K/A dated June 27,
           1997 (the "June 1997 8-K/A").
10(bb)     First Amendment, dated as of June 11, 1997, to the Alpine Pledge Agreement (incorporated herein by reference to Exhibit 5 to the June 1997 8-K/A).
10(cc)     Guaranty, dated as of April 15, 1997, made by Alpine for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 6 to the June 1997 8- K/A).
10(dd)     First Amendment, dated as of June 11, 1997, to the Guaranty (incorporated herein by reference to
           Exhibit 7 to the June 1997 8-K/A).
10(ee)     Amended and Restated Credit Agreement, dated as of January 30, 1998, among Refraco Inc., Adience, Inc.,
           Refraco Holdings Limited, Refraco (U.K.) Limited, various banks and Bankers Trust Company, as
           Administrative Agent (incorporated herein by reference to Exhibit 2 to the January 1998 8-K).
10(ff)     First Amendment, dated as of June 11, 1997, to the Credit Agreement (incorporated herein by reference to Exhibit 8 to the June 1997 8-K/A).
10(gg)     Second Amendment, dated as of June 12, 1997, to the Credit Agreement (incorporated herein by reference to Exhibit 9 to the June 1997 8-K/A).
10(hh)     Term Loan Agreement, dated as of April 15, 1997, among Refraco Inc., various banks, and Bankers Trust
           Company, as Administrative Agent (incorporated herein by reference to Exhibit 3 to the April 1997 8-K).
10(ii)     First Amendment, dated as of June 11, 1997, to the Term Loan Agreement (incorporated herein by reference to Exhibit 10 to the 1997 8-K/A).
10(jj)     Second Amendment, dated as of June 12, 1997, to the Term Loan Agreement (incorporated herein by reference to Exhibit 11 to the June 1997 8-K/A).
10(kk)     Third Amendment, dated as of January 30, 1998, to the Term Loan Agreement (incorporated herein by reference to Exhibit 3 to the January 1998 10-K)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10(ll)     Letter Agreement between the Company and Superior TeleCom, dated October 8, 1996, relating to a capital contribution by the Company to Superior TeleCom (incorporated herein by reference to Exhibit 10.2 to the TeleCom S-1)
10(mm)     Letter Agreement between the Company and Superior TeleCom, dated October 2, 1996, relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the TeleCom S-1)
10(nn)     Tax Allocation Agreement among the Company, Superior TeleCom, and its subsidiaries, dated as of October
           2, 1996 (incorporated herein by reference to Exhibit 10.9 to the TeleCom S-1)
10(oo)     Exchange Agreement between the Company and Superior TeleCom, dated October 2, 1996 (incorporated herein by reference to Exhibit 10.10 to the TeleCom S-1)
10(pp)     Services Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom S-1)
10(qq)     Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(pp) to the 1997 10-K)
10(rr)     Revolving Credit Agreement among Superior TeleCom, each domestic subsidiary of Superior TeleCom, certain lending institutions and Bankers Trust Company, dated as of October 2, 1996 (incorporated herein by reference to Exhibit 10.6 to the TeleCom S-1)
10(ss)     Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom
           (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1)
10(tt)     1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(tt) to the 1997 10-K)
10(uu)*    Amendment No. 2, dated as of May 1, 1998, to the Services Agreement
21*        List of Subsidiaries
23(a)*     Consent of Arthur Andersen LLP
27*        Financial Data Schedule

------------------------

*   filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 28, 1998

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board and
     /s/ STEVEN S. ELBAUM         Chief Executive Officer
------------------------------    (principal executive          July 28, 1998
       Steven S. Elbaum           officer)

                                Chief Financial Officer and
    /s/ DAVID S. ALDRIDGE         Treasurer (principal
------------------------------    financial and accounting      July 28, 1998
      David S. Aldridge           officer)

  /s/ KENNETH G. BYERS, JR.     Director
------------------------------                                  July 28, 1998
    Kenneth G. Byers, Jr.

    /s/ RANDOLPH HARRISON       Director
------------------------------                                  July 28, 1998
      Randolph Harrison

     /s/ JOHN C. JANSING        Director
------------------------------                                  July 28, 1998
       John C. Jansing

  /s/ ERNEST C. JANSON, JR.     Director
------------------------------                                  July 28, 1998
    Ernest C. Janson, Jr.

     /s/ JAMES R. KANELY        Director
------------------------------                                  July 28, 1998
       James R. Kanely

      /s/ BRAGI F. SCHUT        Director
------------------------------                                  July 28, 1998
        Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants......................................  F-2

Consolidated balance sheets at April 30, 1997 and 1998........................  F-3

Consolidated statements of operations for the years ended April 30, 1996,
  1997 and 1998...............................................................  F-4

Consolidated statements of stockholders' equity for the years ended April 30,
  1996,
  1997 and 1998...............................................................  F-5 -- F-7

Consolidated statements of cash flows for the years ended April 30, 1996, 1997 and 1998....................................................................  F-8 -- F-10

Notes to consolidated financial statements....................................  F-11

SCHEDULE:

Schedule I--Condensed Financial Information of Registrant (Parent Company)....  F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
The Alpine Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. ("Alpine") (a Delaware corporation) and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These consolidated financial statements and the financial statement schedule referred to below are the responsibility of Alpine's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Alpine Group, Inc. and subsidiaries as of April 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

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

Arthur Andersen LLP

Atlanta, Georgia
June 10, 1998

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   21,606  $   17,841
  Marketable securities...................................................................      15,807      15,672
  Accounts receivable (less allowance for doubtful accounts of $2,631 in 1997 and $2,996
    in 1998)..............................................................................     119,506     150,020
  Inventories.............................................................................     119,234     134,570
  Other current assets....................................................................      17,321      30,742
                                                                                            ----------  ----------
    Total current assets..................................................................     293,474     348,845
Property, plant and equipment, net........................................................     155,484     195,513
Long-term investments and other assets....................................................      32,388      40,665
Goodwill, net.............................................................................     106,878     201,837
                                                                                            ----------  ----------
    Total assets..........................................................................  $  588,224  $  786,860
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   85,906  $  107,820
  Accrued expenses........................................................................      69,948      92,511
  Current portion of long-term debt.......................................................       2,653       8,442
                                                                                            ----------  ----------
    Total current liabilities.............................................................     158,507     208,773
Long-term debt, less current portion......................................................     308,171     380,868
Minority interest in subsidiaries.........................................................      22,094      49,805
Other long-term liabilities...............................................................      45,026      69,899
                                                                                            ----------  ----------
    Total liabilities.....................................................................     533,798     709,345
                                                                                            ----------  ----------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value..........................       1,927         427
  Common stock, $.10 par value; authorized 25,000,000 shares; 18,834,256 shares and
    19,865,990 shares issued in 1997 and 1998, respectively...............................       1,883       1,986
  Capital in excess of par value..........................................................     113,459     136,598
  Cumulative translation adjustment.......................................................      (1,316)       (814)
  Unrealized loss on securities available for sale, net of deferred tax...................        (716)     --
  Accumulated deficit.....................................................................     (48,048)    (32,834)
                                                                                            ----------  ----------
                                                                                                67,189     105,363

  Shares of common stock in treasury, at cost; 1997, 1,612,047 shares; 1998, 2,704,732
    shares................................................................................     (12,130)    (26,890)
  Receivable from stockholders............................................................        (633)       (958)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      54,426      77,515
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  588,224  $  786,860
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED APRIL 30,
                                                                               ----------------------------------
                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                             DATA)
Net sales....................................................................  $  524,113  $  579,794  $  919,079
Cost of goods sold...........................................................     453,785     477,791     741,232
                                                                               ----------  ----------  ----------
    Gross profit.............................................................      70,328     102,003     177,847
Selling, general and administrative expenses.................................      35,148      40,833      80,602
Restructuring charge.........................................................      --          --           3,626
Amortization of goodwill.....................................................       2,658       3,054       4,743
                                                                               ----------  ----------  ----------
    Operating income.........................................................      32,522      58,116      88,876
Interest income..............................................................       2,146       2,023       4,289
Interest (expense)...........................................................     (27,795)    (22,995)    (31,516)
Gain on sale of subsidiary stock.............................................      --          80,397      --
Other income, net............................................................          22         505          33
                                                                               ----------  ----------  ----------
    Income from continuing operations before income tax expense and minority
      interest...............................................................       6,895     118,046      61,682
Provision for income taxes...................................................      (1,676)    (53,103)    (24,673)
                                                                               ----------  ----------  ----------
    Income from continuing operations before minority interest...............       5,219      64,943      37,009
Minority interest in earnings of subsidiaries................................      --          (8,097)    (20,262)
                                                                               ----------  ----------  ----------
    Income from continuing operations........................................       5,219      56,846      16,747
Loss from discontinued operations, net of tax................................      (2,213)     --          --
                                                                               ----------  ----------  ----------
    Income before extraordinary (loss).......................................       3,006      56,846      16,747
Extraordinary (loss) on early extinguishment of debt, net of tax.............      (4,856)    (20,126)     (1,464)
                                                                               ----------  ----------  ----------
    Net income (loss)........................................................      (1,850)     36,720      15,283
Preferred stock dividends....................................................      (1,098)       (575)        (69)
Preferred stock redemption premium...........................................      --          (5,195)     --
                                                                               ----------  ----------  ----------
    Net income (loss) applicable to common stock.............................  $   (2,948) $   30,950  $   15,214
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Net income (loss) per share of common stock:
Basic:
  Income from continuing operations..........................................  $     0.23  $     3.15  $     0.99
  (Loss) from discontinued operations........................................       (0.12)     --          --
  Extraordinary (loss) on early extinguishment of debt.......................       (0.27)      (1.12)      (0.09)
  Preferred stock redemption premium.........................................      --           (0.29)     --
                                                                               ----------  ----------  ----------
    Net income (loss) per basic share of common stock........................  $    (0.16) $     1.73  $     0.90
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Diluted:
  Income from continuing operations..........................................  $     0.23  $     2.86  $     0.89
  (Loss) from discontinued operations........................................       (0.12)     --          --
  Extraordinary (loss) on early extinguishment of debt.......................       (0.27)      (1.01)      (0.08)
  Preferred stock redemption premium.........................................      --           (0.26)     --
                                                                               ----------  ----------  ----------
    Net income (loss) per diluted share of common stock......................  $    (0.16) $     1.59  $     0.81
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1996, 1997 AND 1998

                                                                             9% CUMULATIVE            8% CUMULATIVE
                                                              CAPITAL         CONVERTIBLE              CONVERTIBLE
                                         COMMON STOCK           IN          PREFERRED STOCK          PREFERRED STOCK
                                    -----------------------   EXCESS    ------------------------  ----------------------
                                      SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES      AMOUNT
                                    ----------  -----------  ---------  -----------  -----------  ---------  -----------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at April 30, 1995.........  17,429,141   $   1,743   $ 103,114       1,927    $   1,927     236,480   $  11,823
Compensation expense related to
  stock options and grants........     123,584          12         591
Loans to stockholders.............
Dividends on preferred stock......
Foreign currency translation......
Conversion of convertible
  preferred stock.................     737,476          74       3,804
Conversion of convertible notes...      51,483           5         246
Exercise of stock options.........      46,060           5         115
Shares issued for directors'
  fees............................                                 (18)
Purchase of treasury stock........
Retirement of PRI 11% Senior
  Notes...........................                                                                   44,900       2,244
Premier acquisition and debt
  exchange reset..................     919,268          92       4,945                              (84,731)     (4,236)
PolyVision merger and
  distribution....................                               1,046
Net (loss) for the year ended
  April 30, 1996..................
                                    ----------  -----------  ---------       -----   -----------  ---------  -----------
Balance at April 30, 1996.........  19,307,012   $   1,931   $ 113,843       1,927    $   1,927     196,649   $   9,831
                                    ----------  -----------  ---------       -----   -----------  ---------  -----------
                                    ----------  -----------  ---------       -----   -----------  ---------  -----------


                                        8.5% CUMULATIVE

                                          CONVERTIBLE
                                        PREFERRED STOCK                       CUMULATIVE        TREASURY STOCK         RECEIVABLE
                                    ------------------------   ACCUMULATED    TRANSLATION   -----------------------       FROM
                                      SHARES       AMOUNT        DEFICIT      ADJUSTMENT      SHARES      AMOUNT      STOCKHOLDERS
                                    -----------  -----------  -------------  -------------  ----------  -----------  ---------------

Balance at April 30, 1995.........       3,500    $   3,500     $ (76,050)     $     144      (233,290)  $  (1,229)     $    (314)
Compensation expense related to
  stock options and grants........
Loans to stockholders.............                                                                                           (196)
Dividends on preferred stock......                                 (1,098)
Foreign currency translation......                                                  (226)
Conversion of convertible
  preferred stock.................      (3,500)      (3,500)
Conversion of convertible notes...                                                               5,000          20
Exercise of stock options.........
Shares issued for directors'
  fees............................                                                              11,042          59
Purchase of treasury stock........                                                            (808,248)     (3,656)
Retirement of PRI 11% Senior
  Notes...........................
Premier acquisition and debt
  exchange reset..................
PolyVision merger and
  distribution....................
Net (loss) for the year ended
  April 30, 1996..................                                 (1,850)
                                    -----------  -----------  -------------       ------    ----------  -----------        ------
Balance at April 30, 1996.........      --           --         $ (78,998)     $     (82)   (1,025,496)  $  (4,806)     $    (510)
                                    -----------  -----------  -------------       ------    ----------  -----------        ------
                                    -----------  -----------  -------------       ------    ----------  -----------        ------


                                      TOTAL
                                    ---------

Balance at April 30, 1995.........  $  44,658
Compensation expense related to
  stock options and grants........        603
Loans to stockholders.............       (196)
Dividends on preferred stock......     (1,098)
Foreign currency translation......       (226)
Conversion of convertible
  preferred stock.................        378
Conversion of convertible notes...        271
Exercise of stock options.........        120
Shares issued for directors'
  fees............................         41
Purchase of treasury stock........     (3,656)
Retirement of PRI 11% Senior
  Notes...........................      2,244
Premier acquisition and debt
  exchange reset..................        801
PolyVision merger and
  distribution....................      1,046
Net (loss) for the year ended
  April 30, 1996..................     (1,850)
                                    ---------
Balance at April 30, 1996.........  $  43,136
                                    ---------
                                    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE YEARS ENDED APRIL 30, 1996, 1997 AND 1998

                                                                                  9% CUMULATIVE            8% CUMULATIVE
                                                                   CAPITAL         CONVERTIBLE              CONVERTIBLE
                                              COMMON STOCK           IN          PREFERRED STOCK          PREFERRED STOCK
                                         -----------------------   EXCESS    ------------------------  ----------------------
                                           SHARES      AMOUNT      OF PAR      SHARES       AMOUNT      SHARES      AMOUNT
                                         ----------  -----------  ---------  -----------  -----------  ---------  -----------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at April 30, 1996..............  19,307,012   $   1,931   $ 113,843       1,927    $   1,927     196,649   $   9,831
Compensation expense related to stock
  options and grants...................     113,651          11       2,220
Loans to stockholders..................
Dividends on preferred stock...........
Foreign currency translation...........
Redemption of preferred stock..........                                                                 (196,649)     (9,831)
Preferred stock redemption premium.....
Exercise of stock options..............     405,254          40       1,918
Employee stock purchase plan...........       8,339           1          48
Purchase of treasury stock.............
Retirement of treasury stock...........  (1,000,000)       (100)     (4,570)
Unrealized loss on securities available
  for sale.............................
Net income for the year ended April 30,
  1997.................................
                                         ----------  -----------  ---------       -----   -----------  ---------  -----------
Balance at April 30, 1997..............  18,834,256   $   1,883   $ 113,459       1,927    $   1,927      --          --
                                         ----------  -----------  ---------       -----   -----------  ---------  -----------
                                         ----------  -----------  ---------       -----   -----------  ---------  -----------

                                                                        UNREALIZED
                                                                         (LOSS) ON                            RECEIVABLE
                                                         CUMULATIVE     SECURITIES       TREASURY STOCK          FROM
                                          ACCUMULATED    TRANSLATION     AVAILABLE    ---------------------     STOCK-
                                            DEFICIT      ADJUSTMENT      FOR SALE       SHARES     AMOUNT       HOLDERS
                                         -------------  -------------  -------------  ----------  ---------  -------------

Balance at April 30, 1996..............    $ (78,998)     $     (82)     $  --        (1,025,496) $  (4,806)   $    (510)
Compensation expense related to stock
  options and grants...................
Loans to stockholders..................                                                                             (123)
Dividends on preferred stock...........         (575)
Foreign currency translation...........                      (1,234)
Redemption of preferred stock..........
Preferred stock redemption premium.....       (5,195)
Exercise of stock options..............
Employee stock purchase plan...........
Purchase of treasury stock.............                                               (1,586,551)   (11,994)
Retirement of treasury stock...........                                                1,000,000      4,670
Unrealized loss on securities available
  for sale.............................                                       (716)
Net income for the year ended April 30,
  1997.................................       36,720                                                 --
                                         -------------  -------------       ------    ----------  ---------       ------
Balance at April 30, 1997..............    $ (48,048)     $  (1,316)     $    (716)   (1,612,047) $ (12,130)   $    (633)
                                         -------------  -------------       ------    ----------  ---------       ------
                                         -------------  -------------       ------    ----------  ---------       ------


                                           TOTAL
                                         ---------

Balance at April 30, 1996..............  $  43,136
Compensation expense related to stock
  options and grants...................      2,231
Loans to stockholders..................       (123)
Dividends on preferred stock...........       (575)
Foreign currency translation...........     (1,234)
Redemption of preferred stock..........     (9,831)
Preferred stock redemption premium.....     (5,195)
Exercise of stock options..............      1,958
Employee stock purchase plan...........         49
Purchase of treasury stock.............    (11,994)
Retirement of treasury stock...........     --
Unrealized loss on securities available
  for sale.............................       (716)
Net income for the year ended April 30,
  1997.................................     36,720
                                         ---------
Balance at April 30, 1997..............  $  54,426
                                         ---------
                                         ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE YEARS ENDED APRIL 30, 1996, 1997 AND 1998

                                                                                     9% CUMULATIVE
                                                                      CAPITAL         CONVERTIBLE
                                                  COMMON STOCK          IN          PREFERRED STOCK                     CUMULATIVE
                                             ----------------------   EXCESS    ------------------------  ACCUMULATED   TRANSLATION
                                              SHARES      AMOUNT      OF PAR      SHARES       AMOUNT       DEFICIT     ADJUSTMENT
                                             ---------  -----------  ---------  -----------  -----------  ------------  -----------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at April 30, 1997..................  18,834,256  $   1,883   $ 113,459       1,927    $   1,927    $  (48,048)   $  (1,316)
Compensation expense related to stock
  options and grants.......................     93,133           9       3,669
Loans to stockholders......................
Dividends on preferred stock...............                                                                       (69)
Foreign currency translation...............                                                                                    502
Issuance of minority equity interest in
  subsidiary...............................                             15,222
Exercise of stock options..................    553,157          56       2,562
Employee stock purchase plan...............     23,241           2         222
Exercise of warrants.......................    172,330          17         (17)
Conversion of convertible preferred
  stock....................................    189,873          19       1,481      (1,500)      (1,500)
Purchase of treasury stock.................
Unrealized gain on securities available for
  sale.....................................
Net income for the year ended April 30,
  1998.....................................                                                                    15,283
                                             ---------  -----------  ---------  -----------  -----------  ------------  -----------
Balance at April 30, 1998..................  19,865,990  $   1,986   $ 136,598         427    $     427    $  (32,834)   $    (814)
                                             ---------  -----------  ---------  -----------  -----------  ------------  -----------
                                             ---------  -----------  ---------  -----------  -----------  ------------  -----------

                                              UNREALIZED
                                               (LOSS) ON                           RECEIVABLE
                                              SECURITIES       TREASURY STOCK         FROM
                                               AVAILABLE    --------------------     STOCK-
                                               FOR SALE      SHARES     AMOUNT       HOLDERS       TOTAL
                                             -------------  ---------  ---------  -------------  ---------

Balance at April 30, 1997..................    $    (716)   (1,612,047) $ (12,130)   $    (633)  $  54,426
Compensation expense related to stock
  options and grants.......................                                                          3,678
Loans to stockholders......................                                              (325)        (325)
Dividends on preferred stock...............                                                            (69)
Foreign currency translation...............                                                            502
Issuance of minority equity interest in
  subsidiary...............................                                                         15,222
Exercise of stock options..................                                                          2,618
Employee stock purchase plan...............                                                            224
Exercise of warrants.......................                                                         --
Conversion of convertible preferred
  stock....................................                                                         --
Purchase of treasury stock.................                 (1,092,685)   (14,760)                 (14,760)
Unrealized gain on securities available for
  sale.....................................          716                                               716
Net income for the year ended April 30,
  1998.....................................                                                         15,283
                                                   -----    ---------  ---------        -----    ---------
Balance at April 30, 1998..................    $  --        (2,704,732) $ (26,890)   $    (958)  $  77,515
                                                   -----    ---------  ---------        -----    ---------
                                                   -----    ---------  ---------        -----    ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED APRIL 30,
                                                                             -------------------------------------
                                                                                1996         1997         1998
                                                                             -----------  -----------  -----------

                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Income from continuing operations........................................  $     5,219  $    56,846  $    16,747
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization..........................................       12,566       14,442       22,797
    Amortization of deferred debt issuance costs and accretion of debt
      discount.............................................................        2,564        2,157        2,477
    Compensation expense related to stock options and grants...............          603        2,231        1,757
    (Benefit) provision for deferred income taxes..........................          (74)      16,681       (2,752)
    Minority interest in earnings of subsidiaries..........................      --             8,097       20,262
    Gain on sale of subsidiary stock, net of income taxes..................      --           (41,427)     --
    Other, net.............................................................          271      --              (262)
    Change in assets and liabilities, net of effects from companies acquired:
      Accounts receivable..................................................        8,165       (4,509)      (5,762)
      Inventories..........................................................         (975)         (48)      12,411
      Other current assets.................................................         (187)       1,134       (4,390)
      Other assets.........................................................         (268)      (1,082)         115
      Accounts payable and accrued expenses................................        9,966      (13,781)       1,210
      Other long-term liabilities..........................................          528       (2,867)       1,671
                                                                             -----------  -----------  -----------
Cash provided by continuing operations.....................................       38,378       37,874       66,281
Cash used for discontinued operations......................................         (956)     --           --
                                                                             -----------  -----------  -----------
Cash provided by operating activities......................................       37,422       37,874       66,281
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.......................................     (105,216)    (101,100)    (101,782)
  Capital expenditures.....................................................      (11,675)     (13,863)     (27,469)
  (Investment in) proceeds from marketable securities......................       (6,218)      (8,094)         135
  Advances to PolyVision Corporation.......................................       (3,086)      (2,467)        (145)
  Proceeds from sale of assets.............................................      --             3,174        6,070
  Other....................................................................         (222)        (455)     --
                                                                             -----------  -----------  -----------
Cash used for investing activities.........................................     (126,417)    (122,805)    (123,191)
                                                                             -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                                                                      YEAR ENDED APRIL 30,
                                                                               -----------------------------------
                                                                                  1996        1997         1998
                                                                               ----------  -----------  ----------

                                                                                         (IN THOUSANDS)
Cash flows from financing activities:
  Repayment of short-term borrowings.........................................  $  (21,000) $   --       $   --
  Borrowings (repayments) under revolving credit facilities, net.............      16,643       68,809     (33,216)
  Long-term borrowings.......................................................     281,726      156,442     125,675
  Repayments of long-term borrowings.........................................    (185,776)    (140,091)    (21,924)
  Proceeds from sale of stock of subsidiary, net of income taxes.............      --           62,672      --
  Proceeds from exercise of stock options....................................         120        1,835       2,618
  Debt issuance costs........................................................     (12,573)      (8,280)     (4,446)
  Redemption of preferred stock..............................................      --          (15,026)     --
  Dividends on preferred stock...............................................        (720)        (575)        (69)
  Dividends paid on subsidiary common stock..................................      --          --             (504)
  Purchase of treasury shares................................................      (3,656)     (11,994)    (14,760)
  Purchase of subsidiary common stock........................................      --           (8,055)     --
  Other......................................................................        (196)        (319)       (229)
                                                                               ----------  -----------  ----------
Cash provided by financing activities........................................      74,568      105,418      53,145
                                                                               ----------  -----------  ----------
Net (decrease) increase in cash and cash equivalents.........................     (14,427)      20,487      (3,765)
Cash and cash equivalents at beginning of year...............................      15,546        1,119      21,606
                                                                               ----------  -----------  ----------
Cash and cash equivalents at end of year.....................................  $    1,119  $    21,606  $   17,841
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                                                                     YEAR ENDED APRIL 30,
                                                                             -------------------------------------
                                                                                1996         1997         1998
                                                                             -----------  -----------  -----------

                                                                                        (IN THOUSANDS)
Supplemental Disclosures:
  Cash paid for interest...................................................  $    19,810  $    23,913  $    27,191
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Cash paid for income taxes...............................................  $       631  $    27,741  $    31,409
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Noncash investing and financing activities:
  Exchange of common stock for preferred stock:
    Preferred stock acquired...............................................  $     7,736               $     1,500
                                                                             -----------               -----------
    Dividends on preferred stock exchanged.................................  $       451                   --
                                                                             -----------               -----------
    Common stock issued....................................................  $     8,915               $     1,500
                                                                             -----------               -----------
  Preferred stock issued in connection with the retirement of Adience 11%
    Senior Notes...........................................................  $     2,244
                                                                             -----------
  Conversion of notes and exchange of debentures:
    Conversions and retirements of debt....................................  $       300
                                                                             -----------
    Fair value of common stock issued......................................  $       251
                                                                             -----------
  Acquisition of businesses:
    Assets, net of cash acquired...........................................  $   126,127  $   194,856  $   194,115
    Liabilities assumed....................................................      (22,718)     (93,756)     (57,541)
    Issuance of minority equity interest in subsidiary.....................      --           --           (34,792)
                                                                             -----------  -----------  -----------
    Net cash paid..........................................................  $  (103,409) $  (101,100) $  (101,782)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
  Capitalized lease obligation incurred....................................                            $       375
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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries (collectively "Alpine" or the "Company", unless the content otherwise requires). Alpine was incorporated in Delaware in 1987. All significant intercompany accounts and transactions have been eliminated.

    Alpine's operations are carried out through its two subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Premier Refractories International Inc. ("Premier"). Superior TeleCom, a 50.1% owned subsidiary (see Note 5), manufactures and sells (i) telecommunications wire and cable products through its subsidiary Superior Telecommunications Inc. ("Superior") and (ii) data communications and electronics products and services through its subsidiary DNE Systems, Inc. ("DNE"). Superior manufactures copper telecommunications wire and cable products primarily for the local loop segment of the telecommunications network. Superior contributed 54% of Alpine's fiscal 1998 consolidated revenues. DNE develops and manufactures data communications and other equipment, including multiplexers for defense, government and commercial applications, and provides contract manufacturing services to the electronics industry. DNE contributed 3% of Alpine's fiscal 1998 consolidated revenues. Premier, an 83.4% owned subsidiary, manufactures and installs refractory products, which are used by the iron, steel, aluminum, glass and other industries. Refractory products are consumable materials used as insulation on surfaces exposed to high temperatures, such as those generated by molten metals. Premier contributed 43% of Alpine's fiscal 1998 consolidated revenues. In February 1998, the Company changed the name of its refractory subsidiary from Refraco Inc. to Premier Refractories International Inc.; concurrent with the name change, the name of each of the principal refractory operating units changed.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) or average cost method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

                                                                5 to 40
Buildings and improvements....................................  years
                                                                3 to 15
Machinery and equipment.......................................  years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over 30-40 years. Accumulated amortization of goodwill at April 30, 1997 and 1998 was $8.1 million and $12.8 million, respectively. Alpine periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if a permanent diminution in value occurred.

    DEFERRED FINANCING COSTS

    Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets and are being amortized through the relevant maturity dates of the related debt.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at fiscal year-end. The resulting translation gains and losses (net of income taxes) are charged directly to cumulative translation adjustment, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the fiscal year. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming (i) the conversion of convertible preferred stock and (ii) the conversion of outstanding stock options, warrants and grants under the treasury stock method.

    CONCENTRATIONS OF CREDIT RISK

    During fiscal 1996, 1997 and 1998, sales to the regional Bell operating companies and major independent telephone companies represented 88%, 91% and 88%, respectively, of Superior's net sales. At April 30, 1997 and 1998, accounts receivable from these customers were $43.0 million and $35.9 million, respectively.

    At April 30, 1997 and 1998, accounts receivable from Premier's customers in the iron and steel industry were $45.7 million and $63.0 million, respectively.

    USE OF ESTIMATES

    Alpine's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform with the 1998 presentation.

    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which will be effective for the Company's fiscal year beginning May 1, 1998, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be effective for the Company's fiscal year beginning May 1, 2000, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company does not believe the effect of adoption will be material.

    The Company adopted SFAS No. 128, "Earnings per Share," in fiscal 1998. In accordance with SFAS No. 128, the Company has disclosed, for all periods presented, both basic earnings per share and diluted earnings per share. The Company has restated previously reported earnings per share in accordance with the provisions of SFAS No. 128.

    The Company has also adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective April 30, 1998. This statement revises disclosures and has no impact on the Company's consolidated financial position, results of operations or cash flows.

2. MARKETABLE SECURITIES

    The Company's short-term investments are comprised of marketable securities which are all classified as trading securities and are stated at fair value. Net unrealized holding gains and losses at fiscal year-end are included in net income and net realized gains and losses are determined at the time of sale on the specific identification cost basis.

3. INVENTORIES

    At April 30, 1997 and 1998, the components of inventories are as follows:

                                                                           1997        1998
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Raw materials.........................................................  $   32,894  $   48,543
Work in process.......................................................      19,211      19,214
Finished goods........................................................      67,129      66,813
                                                                        ----------  ----------
                                                                        $  119,234  $  134,570
                                                                        ----------  ----------
                                                                        ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

    At April 30, 1997 and 1998, property, plant and equipment consist of the following:

                                                                           1997        1998
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Land..................................................................  $    6,534  $    9,704
Buildings and improvements............................................      41,758      51,527
Machinery and equipment...............................................     133,866     173,939
                                                                        ----------  ----------
                                                                           182,158     235,170
Less accumulated depreciation.........................................      26,674      39,657
                                                                        ----------  ----------
                                                                        $  155,484  $  195,513
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation expense for fiscal years ended April 30, 1996, 1997 and 1998 was $9.9 million, $11.4 million and $17.5 million, respectively.

5. SALE OF SUBSIDIARY STOCK

    On October 2, 1996, the Company completed a reorganization and refinancing (the "Reorganization") of its then wholly-owned subsidiaries, Superior and DNE. In connection with the Reorganization (i) Superior issued the Company 20,000 shares of Superior's 6% Cumulative Preferred Stock ("Superior Preferred Stock"), with a liquidation preference of $1,000 per share, (ii) Superior and DNE declared a dividend to the Company of $117.1 million, (iii) the Company contributed all of the common stock of both Superior and DNE to a newly-formed wholly-owned subsidiary, Superior TeleCom and (iv) Superior TeleCom entered into a revolving credit facility (the "Superior Credit Facility") (see Note 10), the proceeds of which were used to repay the intercompany debt then owed to the Company and to pay $63.8 million of the declared dividend.

    On October 17, 1996, Superior TeleCom completed an initial public offering of approximately 49.9% of its common stock. Superior TeleCom used the net proceeds of approximately $88.3 million to fund the repayment of $34.4 million under the Superior Credit Facility and to pay to the Company the balance of the previously declared dividend. As a result of the offering, the Company's ownership interest in Superior TeleCom declined to 50.1% and the Company recorded a gain of $80.4 million ($41.4 million, or $2.09 per diluted share, after provision for current and deferred income taxes).

    In November 1996, the underwriters of the initial public offering of Superior TeleCom exercised their overallotment option to purchase additional shares of Superior TeleCom common stock at $16.00 per share. Superior TeleCom used the net proceeds of approximately $13.3 million to repurchase shares of its common stock for approximately $8.1 million, with the balance of such proceeds being used to reduce the amount outstanding under the Superior Credit Facility. The Superior TeleCom common stock repurchased was then transferred to the Company in exchange for $8.1 million in liquidation value of Superior Preferred Stock. After giving effect to the exercise of the overallotment option and the subsequent repurchase and exchange of the Superior TeleCom common stock, the Company's ownership interest in Superior TeleCom has remained at 50.1%. On February 12, 1997, Superior redeemed at liquidation value an additional $11.3 million principal amount of Superior Preferred Stock.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6. ACQUISITIONS

    PREMIER ACQUISITION

    On January 30, 1998, Premier acquired American Premier Holdings, Inc.("APHI"), a manufacturer and distributor of refractory products in the United States and Canada. This acquisition (the "American Premier Acquisition") was accomplished through the merger of APHI with and into Premier. The consideration paid by the Company in the merger amounted to $134.9 million, including expenses, and consisted of (i) a cash payment of $31.7 million to the stockholders of APHI; (ii) the repayment or assumption of $68.4 million of indebtedness of APHI; and (iii) the issuance to the stockholders of APHI of shares representing 16.6% of the issued and outstanding common stock of Premier. In connection with the American Premier Acquisition, Premier and its principal wholly owned subsidiaries entered into an Amended and Restated Credit Agreement (the "Premier Credit Agreement"), which provided for an increase in total borrowings under such facility from $130 million to $260 million. Upon consummation of the American Premier Acquisition, incremental borrowings of $115 million were drawn under the Premier Credit Agreement and were used to (i) pay the cash portion of the aforementioned purchase price, (ii) repay certain APHI indebtedness, (iii) repay existing outstanding bank debt and (iv) pay related transaction expenses (see Note 10 for a description of the Premier Credit Agreement).

    The acquisition was accounted for using the purchase method, and accordingly, the results of operations of APHI have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $94.8 million and is being amortized on a straight-line basis over 40 years.

    As mentioned above, as part of the purchase consideration, Premier issued 16.6% of its common stock to the APHI stockholders. In connection therewith, the Company reflected as a component of stockholders' equity a gain on the issuance of a minority equity interest in a subsidiary of $15.2 million, net of tax. The gain has not been reflected as a component of the statement of operations, since the common stock issued is subject to a repurchase obligation by Premier under certain circumstances.

    In conjunction with the American Premier Acquisition, the Company recorded a nonrecurring restructuring charge of $3.6 million, or $2.2 million ($0.12 per diluted share), net of tax. The charge relates to costs to be incurred at the Company's existing refractory facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions.

    HEPWORTH ACQUISITION

    On April 15, 1997, Premier Refractories Inc. ("PRI"), formerly Adience, Inc., a wholly-owned subsidiary of Premier, acquired 100% of the outstanding shares of capital stock of Hepworth Refractories (Holdings) Limited ("Hepworth"), a UK-based worldwide manufacturer and distributor of refractory products and services, through a newly formed, wholly-owned United Kingdom ("UK") subsidiary, Premier Refractories Ltd. ("PRL"), formerly Refraco Holdings Limited, for $101.1 million. The acquisition was accounted for using the purchase method, and accordingly, the results of operations of the acquired operations were included in the consolidated financial statements on a prospective basis from the date of the acquisition. The purchase price was allocated based upon estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired was $33.9 million and is being amortized on a straight-line basis over 30 years.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6. ACQUISITIONS (CONTINUED)
    ALCATEL ACQUISITION

    During fiscal 1996, Superior acquired (the "Alcatel Acquisition") the U.S. and Canadian copper telecommunications wire and cable business (the "Alcatel Business") of Alcatel NA Cable Systems, Inc. and Alcatel Canada Wire, Inc. (collectively, "Alcatel NA") for $103.4 million.

    The Alcatel Acquisition was accounted for using the purchase method, and accordingly, the results of operations of the Alcatel Business are included in the Company's consolidated results on a prospective basis from the date of the acquisition. The purchase price was allocated based upon estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $17.2 million and is being amortized on a straight-line basis over 30 years.

    PRI ACQUISITION

    During fiscal 1995 and 1996, the Company acquired all of the outstanding common stock of PRI. The purchase price consideration consisted of 82,267 shares of Alpine's 8% cumulative convertible senior preferred stock ("8% Preferred Stock"), with a liquidation preference of $4.1 million, 170,615 shares of PolyVision Inc. (see Note 7) common stock (subject to a valuation reset under certain conditions) and $4.4 million in cash.

    During fiscal 1996 and 1997, the former PRI stockholders agreed to exchange all of the shares of the 8% Preferred Stock received in the acquisition and terminate the right to receive $5.7 million in additional consideration payable under the aforementioned valuation reset, in consideration for the issuance of 491,184 shares of Alpine common stock, the delivery of 129,542 additional shares of PolyVision Inc. common stock and the payment of $2.4 million in cash. The excess of the amount of the valuation reset consideration due over the fair market value of the consideration issued in this transaction was accounted for as a reduction in the purchase price for PRI's common stock.

    Also in connection with the acquisition of PRI, Alpine entered into a debt exchange agreement with the holders of a majority of PRI's 11% Senior Notes. The debt exchange agreement, which was completed on July 21, 1995, resulted in Alpine retiring $44.1 million aggregate principal amount of PRI's 11% Senior Notes ($40.1 million recorded amount) for $35.3 million in cash, 44,900 shares of 8% Preferred Stock with a liquidation preference of $2.2 million, and 66,801 shares of PolyVision common stock (subject to a valuation reset under certain conditions). On October 31, 1995, the former PRI note holders agreed to exchange all of the shares of 8% Preferred Stock received in the debt exchange and terminate the right to receive $1.5 million in value under the valuation reset in consideration for the issuance of 428,084 shares of Alpine common stock and the delivery of 121,929 additional shares of PolyVision common stock. The difference between the recorded value of the PRI 11% Senior Notes and the value of the exchange consideration paid or issued by Alpine in the debt exchange was recorded as a reduction in the purchase price for PRI's common stock.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations, which give effect to the American Premier Acquisition and the Hepworth Acquisition as if both transactions had occurred on May 1, 1996, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6. ACQUISITIONS (CONTINUED)
and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                             PRO FORMA
                                                                            (UNAUDITED)
                                                                      ------------------------
                                                                         1997         1998
                                                                      ----------  ------------

                                                                       (IN THOUSANDS, EXCEPT
                                                                                PER
                                                                           SHARE AMOUNTS)
Net sales...........................................................  $  979,670  $  1,058,903
Income from continuing operations before income taxes...............     123,854        65,217
Income from continuing operations...................................      60,070        18,076
Extraordinary (loss) on early extinguishment of debt................     (20,126)       (1,464)
Net income applicable to common stock...............................      34,174        16,543
Net income per diluted share of common stock:
  Income from continuing operations.................................  $     3.02  $       0.96
  Extraordinary (loss) on early extinguishment of debt..............       (1.01)        (0.08)
  Preferred stock redemption premium................................       (0.26)      --
                                                                      ----------  ------------
    Net income per diluted share of common stock....................  $     1.75  $       0.88
                                                                      ----------  ------------
                                                                      ----------  ------------

7. DISCONTINUED OPERATIONS

    In fiscal 1995, Alpine adopted a plan to dispose of its information display segment consisting of its interest in Alpine PolyVision, Inc. ("APV") and Posterloid Corporation ("Posterloid"), resulting in the historical financial statements of Alpine being restated to reflect such operations as discontinued. In May 1995, APV and Posterloid were merged (the "PolyVision Merger") into PolyVision Corporation ("PolyVision") (formerly Information Display Technology, Inc.), a subsidiary of PRI.

    On June 14, 1995, Alpine distributed to its stockholders 73% of the outstanding PolyVision common stock (the "PolyVision Spin-Off"). This distribution, when combined with shares of PolyVision common stock used as partial consideration in connection with the acquisition of PRI (see Note 6), resulted in the ownership by Alpine of less than 20% of the outstanding shares of PolyVision common stock. Accordingly, Alpine is accounting for its remaining interest in PolyVision as a long-term investment (see Note 8). Because the shares of PolyVision common stock distributed had a negative book value, Alpine's stockholders' equity was not reduced by the PolyVision Spin-Off. During fiscal 1996, the Company recorded a loss from PolyVision's discontinued operations of $2.2 million.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

8. LONG-TERM INVESTMENTS AND OTHER ASSETS

    Long-term investments and other assets consist of the following:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Equity investment in PolyVision (a).....................................  $  10,400  $  11,501
Advances to PolyVision..................................................      5,553      5,698
Deferred financing charges (net of accumulated amortization)............      9,414     11,032
Other assets............................................................      7,021     12,434
                                                                          ---------  ---------
                                                                          $  32,388  $  40,665
                                                                          ---------  ---------
                                                                          ---------  ---------

------------------------

(a) Alpine's equity investment in PolyVision consists of $25.2 million face amount of PolyVision 8% preferred stock and PolyVision common stock with a fair market value of $1.9 million at April 30, 1998. The common stock owned by the Company is classified as an equity security available for sale, with unrealized gains and losses at fiscal year-end included as a component of stockholders' equity, until realized. During fiscal 1997, the market price of PolyVision's common stock declined, resulting in the Company recording a $716,000 reduction (net of related tax impact) in stockholders' equity. As a result of the increase in the market price as of April 30, 1998, the $716,000 valuation allowance was reversed. The Company has assessed the remaining investment in PolyVision and considers it to be fairly valued based on financial models and projections prepared by PolyVision management. The financial models and projections are based on assumptions which may or may not be realized. The value of this investment will be periodically reevaluated for any impairment.

9. ACCRUED EXPENSES

    At April 30, 1997 and 1998, accrued expenses consist of the following:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accrued wages, salaries and employee benefits...........................  $  19,416  $  19,854
Accrued insurance.......................................................      9,646     12,116
Accrued interest........................................................      2,291      1,147
Other accrued expenses..................................................     38,595     59,394
                                                                          ---------  ---------
                                                                          $  69,948  $  92,511
                                                                          ---------  ---------
                                                                          ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. DEBT

    At April 30, 1997 and 1998 , long-term debt consists of the following:

                                                                           1997        1998
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Superior revolving credit facility (a)................................  $  111,657  $   69,350
Premier revolving credit facility (b).................................       5,805      14,896
Premier term loan A (b)...............................................      50,000      61,209
Premier term loan B (b)...............................................      45,000      74,454
Premier term loan C (b)...............................................      --          74,812
Premier floating rate note (c)........................................      60,000      60,000
12.25% Senior Secured Notes (principal amount $21.1 million
  and $12.1 million at April 30, 1997 and 1998) (d)...................      19,382      11,361
Alpine term loan (e)..................................................      --          10,000
Other.................................................................      18,980      13,228
                                                                        ----------  ----------
    Total debt........................................................     310,824     389,310
Less current portion of long-term debt................................       2,653       8,442
                                                                        ----------  ----------
                                                                        $  308,171  $  380,868
                                                                        ----------  ----------
                                                                        ----------  ----------

    At April 30, 1998, the fair value of Alpine's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities, approximates its recorded value. The Company has entered into a number of interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on the Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair value of the interest rate swaps was not material at April 30, 1998.

    The aggregate maturities of long-term debt for the five years subsequent to April 30, 1998 are as follows:

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
FISCAL YEAR                                                                       THOUSANDS)
-------------------------------------------------------------------------------
  1999.........................................................................   $     8,442
  2000.........................................................................         8,544
  2001.........................................................................        21,582
  2002.........................................................................        89,369
  2003.........................................................................        53,626
  Thereafter...................................................................       207,747
                                                                                 -------------
                                                                                  $   389,310
                                                                                 -------------
                                                                                 -------------

------------------------

(a) Interest on the Superior Credit Facility is payable quarterly based upon the Eurodollar rate plus 0.625% or the base rate (prime) plus 0.5%. The variable components of these rates are subject to periodic adjustment based on the ratio of debt to cash flow (as defined). The Superior Credit Facility has a five-year term with a total commitment of $150.0 million, which is reduced by $25.0 million in

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. DEBT (CONTINUED)
    October 1999 and October 2000. Loans under the Superior Credit Facility are guaranteed by Superior TeleCom's domestic subsidiaries (but not by Alpine) and are secured by substantially all of the assets of Superior TeleCom and by the stock of each of Superior TeleCom's domestic subsidiaries.

(b) In connection with the January 30, 1998 American Premier Acquisition (see
    Note 6), the Company amended and restated its existing Premier Credit Agreement. The Premier Credit Agreement provides for total borrowing availability of up to $260 million, consisting of a $50.0 million revolving credit facility, a $60.0 million term loan A facility, a $75.0 million term loan B facility and a $75.0 million term loan C facility. Proceeds from these facilities were used to complete the American Premier Acquisition and the acquisition of Hepworth (see Note 6).

    The Premier revolving credit facility represents borrowings by Premier's principal operating subsidiaries. Borrowings under the facility are allowable up to $50.0 million in the aggregate. Interest on the outstanding balance is based upon the Eurodollar rate plus 2.5% or the base rate (prime) plus 1.5% and is payable at least quarterly. The facility terminates on April 15, 2003.

    The Premier term loan A represents the dollar equivalent of pounds sterling borrowings and is repayable in varying amounts over six years with interest payable at least quarterly based upon the Eurodollar rate plus 2.5% or the base rate (prime) plus 1.5%.

    The Premier term loan B is repayable in varying amounts over eight years with interest payable at least quarterly based upon the Eurodollar rate plus 3.0% or the base rate (prime) plus 2.0%.

    The Premier term loan C is repayable in varying amounts over eight years with interest payable at least quarterly based upon the Eurodollar rate plus 3.25% or the base rate (prime) plus 2.25%.

    All borrowings under the above described credit arrangements are guaranteed by Premier. All borrowings of PRI's UK-based subsidiaries are guaranteed by PRI. The stock of all domestic subsidiaries of PRI and 65% of its foreign subsidiaries has been pledged to secure certain of these guarantees. The obligations under these credit arrangements are secured by substantially all of the assets of PRI and its UK-based subsidiaries.

(c) The Premier floating rate note facility is due in 2006. Interest is based upon the base rate (prime) plus 2.75% or the Eurodollar rate plus 3.75%. Interest is payable quarterly in the case of base rate notes but may be payable over shorter periods in the case of Eurodollar rate notes. The Premier floating rate notes are secured by a pledge of substantially all of the common stock of Premier's operating subsidiaries and are guaranteed by Alpine. The Alpine guaranty is secured by the pledge of the common stock of Premier owned by Alpine and a portion of the common stock of Superior TeleCom owned by Alpine with a market value of $60.0 million.

(d) The Senior Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

(e) On February 6, 1998, Alpine entered into a $25.0 million senior secured credit agreement (the "Alpine Credit Facility"), including a $10.0 million senior secured term loan and a $15.0 million revolving credit facility. Proceeds from these facilities are for ongoing general working capital and corporate needs of Alpine. Interest on the revolving credit facility is based upon the Eurodollar rate plus 1.5% or the base rate (prime) and interest on the term loan is based upon the Eurodollar rate plus 2.0% or

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. DEBT (CONTINUED)
    the base rate (prime) plus 0.5%. Borrowings under the Alpine Credit Facility are secured by a pledge of certain shares of Superior TeleCom common stock owned by Alpine. At April 30, 1998, the Company had not drawn on the $15.0 million revolving credit facility.

    The above agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay and restrictions on additional indebtedness.

    During fiscal 1998, the Company retired $9.0 million face amount ($8.3 million recorded amount) of its 12.25% Senior Secured Notes and $5.0 million face amount ($4.7 million recorded amount) of PRI's 11% Senior Notes. In connection with this early extinguishment of debt, the Company recognized an after-tax extraordinary charge of $1.5 million, or $0.08 per diluted share.

    During fiscal 1997, the Company refinanced a substantial portion of its outstanding debt and entered into new credit facilities in connection with the Reorganization (see Note 5) and the acquisition of Hepworth (see Note 6). In connection with such refinancings, the Company recognized an after tax extraordinary charge of $20.1 million ($1.01 per diluted share) on the early extinguishment of debt. This charge represents the premium paid on the redemption of $131.9 million face amount ($122.3 million recorded amount) of the Company's 12.25% Senior Secured Notes, prepayment penalties related to the termination of an existing Alpine revolving credit facility and the associated write-off of the unamortized portion of deferred loan fees related to the debt extinguished.

11. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share ("EPS") for the fiscal years ended April 30, 1996, 1997 and 1998 is as follows:

                                                                                                                        YEAR
                                                                                                                        ENDED
                                                                                                                      APRIL 30,
                                              YEAR ENDED APRIL 30, 1996              YEAR ENDED APRIL 30, 1997          1998
                                        -------------------------------------  -------------------------------------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  PER SHARE                              PER SHARE
                                         INCOME      SHARES        AMOUNT       INCOME      SHARES        AMOUNT       INCOME
                                        ---------  -----------  -------------  ---------  -----------  -------------  ---------
Income attributable to common stock
  before extraordinary (loss).........  $   5,219                              $  56,846                              $  16,747
Less:preferred stock Dividends........     (1,098)                                  (575)                                   (69)
                                        ---------                              ---------                              ---------
Basic earnings per common Share before
  extraordinary (loss)................      4,121      17,987     $    0.23    $  56,271      17,891     $    3.15    $  16,678
                                                                      -----                                  -----
                                                                      -----                                  -----
Dilutive impact of stock options,
  warrants and grants.................     --             265                     --             604                     --
Assumed conversion of preferred
  stock...............................     --          --                            575       1,362                         69
                                        ---------  -----------                 ---------  -----------                 ---------
Diluted earnings per common share
  before extraordinary (loss).........  $   4,121      18,252     $    0.23    $  56,846      19,857     $    2.86    $  16,747
                                        ---------  -----------        -----    ---------  -----------        -----    ---------
                                        ---------  -----------        -----    ---------  -----------        -----    ---------



                                                       PER SHARE
                                          SHARES        AMOUNT
                                        -----------  -------------
Income attributable to common stock
  before extraordinary (loss).........
Less:preferred stock Dividends........

Basic earnings per common Share before
  extraordinary (loss)................      16,986     $    0.99
                                                           -----
                                                           -----
Dilutive impact of stock options,
  warrants and grants.................       1,663
Assumed conversion of preferred
  stock...............................         125
                                        -----------
Diluted earnings per common share
  before extraordinary (loss).........      18,774     $    0.89
                                        -----------        -----
                                        -----------        -----

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

11. EARNINGS PER SHARE (CONTINUED)
    The effect of the SFAS No. 128 accounting change on previously reported earnings per share data is as follows:

                                                  YEAR ENDED APRIL 30, 1996                 YEAR ENDED APRIL 30, 1997
                                      -------------------------------------------------  --------------------------------
                                        PRIMARY EPS        EFFECT OF       DILUTED EPS     PRIMARY EPS       EFFECT OF
                                        AS REPORTED      SFAS NO. 128      AS RESTATED     AS REPORTED     SFAS NO. 128
                                      ---------------  -----------------  -------------  ---------------  ---------------
Income from continuing operations...     $    0.23            --            $    0.23       $    3.04        $   (0.18)
(Loss) from discontinued
  operations........................         (0.12)           --                (0.12)         --               --
Extraordinary (loss) on early
  extinguishment of debt............         (0.27)           --                (0.27)          (1.09)            0.08
Preferred stock redemption
  premium...........................        --                --               --               (0.28)            0.02
                                            ------               ---           ------          ------           ------
Net income (loss) per share of
  common stock......................     $   (0.16)           --            $   (0.16)      $    1.67        $   (0.08)
                                            ------               ---           ------          ------           ------
                                            ------               ---           ------          ------           ------


                                       DILUTED EPS
                                       AS RESTATED
                                      -------------
Income from continuing operations...    $    2.86
(Loss) from discontinued
  operations........................       --
Extraordinary (loss) on early
  extinguishment of debt............        (1.01)
Preferred stock redemption
  premium...........................        (0.26)
                                           ------
Net income (loss) per share of
  common stock......................    $    1.59
                                           ------
                                           ------

12. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Alpine Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the day immediately prior to the first day of a calendar quarter or on the last day of a calendar quarter. There are 500,000 shares of Alpine common stock reserved under the ESPP, of which 8,339 shares and 23,241 shares were issued to employees during fiscal 1997 and 1998, respectively.

    Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 852,100 shares of common stock available under the 1997 Plan for granting of options at April 30, 1998. No further options may be granted under the 1987 Plan. Participation in the 1997 Plan is generally limited to key employees and directors of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and nonincentive stock options. In addition to options, the 1997 Plan permits the granting of stock appreciation rights and phantom stock units. Under the 1997 Plan, options cannot be exercised in the first year or after ten years from the date of grant.

    Statement No. 123, "Accounting for Stock-Based Compensation," was issued by the FASB in fiscal 1997 and, if fully adopted, changed the method for recognition of cost on stock-based plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company elected to continue to apply APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans (including options issued under the Plans). Application of the provisions of APB No. 25 resulted in a charge to earnings of $1.4 million and $0.8 million in fiscal 1997 and 1998, respectively, for certain performance-based stock options granted in prior years. However, had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, Alpine's net income, net income applicable to

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED) common stock, basic net income per share of common stock and diluted net income per share of common stock for fiscal 1997 and 1998 would approximate the pro forma amounts below:

                                                                              1997                      1998
                                                                    ------------------------  ------------------------
                                                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                                    -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income........................................................   $  36,720    $  35,668    $  15,283    $  13,261
Net income applicable to common stock.............................      30,950       29,898       15,214       13,192
Basic net income per share of common stock........................        1.73         1.67         0.90         0.78
Diluted net income per share of common stock......................        1.59         1.55         0.81         0.71

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997 and 1998, respectively: dividend yield of 0% for each year; expected volatility of 50% and 45%; risk-free interest rate of 6.42% and 5.53%; and expected life of five years and four years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) during fiscal 1997 and 1998 was $3.73 and $7.10, respectively.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for fiscal 1997 and 1998:

                                                                  SHARES     WEIGHTED-AVERAGE
                                                                OUTSTANDING   EXERCISE PRICE
                                                                -----------  -----------------
Outstanding at April 30, 1996.................................   3,231,744       $    4.82
  Exercised...................................................    (419,545)           4.66
  Canceled....................................................    (419,576)           3.54
  Granted.....................................................     879,747            6.40
                                                                -----------
Outstanding at April 30, 1997.................................   3,272,370            5.38
  Exercised...................................................    (559,880)           4.94
  Canceled....................................................     (56,466)           6.32
  Granted.....................................................     184,001           13.83
                                                                -----------
Outstanding at April 30, 1998.................................   2,840,025       $    5.93
                                                                -----------
                                                                -----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)
    Information with respect to stock-based compensation plan stock options outstanding and exercisable at April 30, 1998 is as follows:

                            OPTIONS OUTSTANDING
                 -----------------------------------------      OPTIONS EXERCISABLE
                                   WEIGHTED-                ----------------------------
                     NUMBER         AVERAGE     WEIGHTED-       NUMBER        WEIGHTED-
   RANGE OF        OUTSTANDING     REMAINING     AVERAGE      EXERCISABLE      AVERAGE
   EXERCISE       AT APRIL 30,    CONTRACTUAL   EXERCISE     AT APRIL 30,     EXERCISE
    PRICES            1998           LIFE         PRICE          1998           PRICE
---------------  ---------------  -----------  -----------  ---------------  -----------
$    2.00-$6.00      1,874,636     6.28 years   $    4.22         907,109     $    3.59
$   6.05-$10.00        846,889           7.29   $    8.24         488,804     $    8.26
$  10.05-$15.00         33,500           9.38   $   14.04         --             --
$  15.05-$18.13         85,000           9.75   $   18.13         --             --
                 ---------------                            ---------------
                     2,840,025           6.75   $    5.93       1,395,913     $    5.20
                 ---------------                            ---------------
                 ---------------                            ---------------

    Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At April 30, 1998, there are 127,062 shares available for issuance. During fiscal 1997 and 1998, noncash compensation expense of $0.9 million and $1.0 million, respectively, was recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan.

13. EMPLOYEE BENEFITS

    Superior and PRI provide for postretirement employee health care and life insurance benefits for certain active and retired employees. Superior, for certain plans, has established a maximum amount it will pay per employee; therefore, health care cost trends for these plans do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost. For other postretirement plans, if the health care cost trend rate were increased 1%, the portion of the postretirement benefit obligation attributed to these plans would have increased by 8.9% as of April 30, 1998. The effect of this change on the aggregate of service and interest cost for fiscal 1998 would be immaterial.

    Certain employees of Superior and PRI participate in defined benefit pension plans. These plans generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Plan assets consist principally of cash, short-term investments, equities and fixed income instruments.

    The Company sponsors a nonqualified Supplemental Executive Retirement Plan ("SERP") which is unfunded and provides eligible executives defined pension benefits based on average earnings, years of service and age of retirement.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)
    The change in the projected benefit obligation of the defined benefit pension plans and the change in the postretirement health care benefits obligation consisted of the following during fiscal 1997 and 1998:

                                                                              POSTRETIREMENT
                                                       DEFINED BENEFIT     HEALTH CARE BENEFITS
                                                        PENSION PLANS
                                                     --------------------  --------------------
                                                       1997       1998       1997       1998
                                                     ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of fiscal year...  $  10,078  $  12,912  $   1,509  $   1,495
  Impact of acquisitions and new plans.............      2,055     17,220     --          9,215
  Service cost.....................................        290        465         45         65
  Interest cost....................................        801      1,275        112        306
  Plan amendments..................................        305     --         --         --
  Actuarial (gain) loss............................        (72)     2,008     --            621
  Benefits paid....................................       (545)      (909)      (171)      (209)
                                                     ---------  ---------  ---------  ---------
  Benefit obligation at end of fiscal year.........  $  12,912  $  32,971  $   1,495  $  11,493
                                                     ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------

    The change in plan assets and funded status of the defined benefit pension plans and postretirement health care benefits consisted of the following during fiscal 1997 and 1998:

                                                    DEFINED BENEFIT         POSTRETIREMENT
                                                     PENSION PLANS       HEALTH CARE BENEFITS
                                                  --------------------  ----------------------
                                                    1997       1998        1997        1998
                                                  ---------  ---------  ----------  ----------
                                                                 (IN THOUSANDS)
Change in plan assets:
  Fair value of plan assets at beginning of
    year........................................  $  10,413  $  11,136  $   --      $   --
  Acquisition...................................     --         16,120      --          --
  Actual return on plan assets..................        978      2,575      --          --
  Employer contribution.........................        290        276         171         209
  Benefits paid.................................       (545)      (909)       (171)       (209)
                                                  ---------  ---------  ----------  ----------
  Fair value of plan assets at end of year......  $  11,136  $  29,198  $   --      $   --
                                                  ---------  ---------  ----------  ----------
                                                  ---------  ---------  ----------  ----------

Funded status...................................  $  (1,776) $  (3,773) $   (1,495) $  (11,493)
Unrecognized actuarial (gain) loss..............       (392)       293        (177)        439
Unrecognized prior service cost.................      2,852      2,611      --          --
Unrecognized transition (asset).................       (368)      (321)        156         147
                                                  ---------  ---------  ----------  ----------
Prepaid (accrued) benefit cost..................  $     316  $  (1,190) $   (1,516) $  (10,907)
                                                  ---------  ---------  ----------  ----------
                                                  ---------  ---------  ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)

                                                      DEFINED BENEFIT        POSTRETIREMENT
                                                       PENSION PLANS      HEALTH CARE BENEFITS
                                                    --------------------  ---------------------
                                                      1997       1998       1997        1998
                                                    ---------  ---------  ---------  ----------
                                                                  (IN THOUSANDS)
Amounts recognized in the consolidated balance
  sheets consist of:
    Prepaid benefit cost..........................  $     435  $     472  $  --      $   --
    Accrued benefit liability.....................     (1,371)    (3,104)    (1,516)    (10,907)
    Additional minimum liability..................     --           (296)    --          --
    Intangible asset..............................      1,252      1,738     --          --
                                                    ---------  ---------  ---------  ----------
    Prepaid (accrued) benefit cost................  $     316  $  (1,190) $  (1,516) $  (10,907)
                                                    ---------  ---------  ---------  ----------
                                                    ---------  ---------  ---------  ----------

    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at April 30, 1997 and 1998 were determined based upon the following assumptions:

                                              DEFINED BENEFIT             POSTRETIREMENT
                                               PENSION PLANS           HEALTH CARE BENEFITS
                                         --------------------------  -------------------------
                                             1997          1998           1997         1998
                                         ------------  ------------  --------------  ---------
                                                            (IN THOUSANDS)
Discount rate..........................   7.5%-8.0%     6.5%-7.0%      7.5%-7.75%      7.00%
Expected return on plan assets.........   7.5%-8.0%     7.5%-9.5%         N/A           N/A

    The net periodic benefit cost recognized for the defined benefit pension plans and postretirement health care benefits include the following components at April 30, 1997 and 1998:

                                                                                       POSTRETIREMENT
                                                                DEFINED BENEFIT     HEALTH CARE BENEFITS
                                                                 PENSION PLANS
                                                              --------------------  --------------------
                                                                1997       1998       1997       1998
                                                              ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost..............................................  $     290  $     465  $      45  $      65
  Interest cost.............................................        801      1,275        112        306
  Expected return on plan assets............................       (808)    (1,243)    --         --
  Amortization of prior service cost........................         72        199     --              5
  Amortization of transition (asset)........................        (47)       (47)         9          9
  Recognized net actuarial (gain)...........................     --             (3)    --         --
                                                              ---------  ---------  ---------  ---------
  Net periodic benefit cost.................................  $     308  $     646  $     166  $     385
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and UK employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1996, 1997 and 1998 were $0.8 million, $0.9 million and $2.6 million, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

14. INCOME TAXES

    The provision for income tax expense (benefit) for fiscal years 1996, 1997 and 1998 is comprised of the following:

                                                                                              YEAR ENDED
                                                                                    -------------------------------
                                                                                      1996       1997       1998
                                                                                    ---------  ---------  ---------

                                                                                            (IN THOUSANDS)
Current:
  Federal.........................................................................  $     194  $  22,759  $  16,778
  State...........................................................................        909      2,128      3,771
  Foreign.........................................................................        349        566      6,008
                                                                                    ---------  ---------  ---------
      Total current...............................................................      1,452     25,453     26,557
                                                                                    ---------  ---------  ---------
Deferred:
  Federal.........................................................................     --         16,913     (2,846)
  State...........................................................................        (53)    (1,516)      (301)
  Foreign.........................................................................        (21)     1,284        395
                                                                                    ---------  ---------  ---------
      Total deferred..............................................................        (74)    16,681     (2,752)
                                                                                    ---------  ---------  ---------
      Total income tax expense....................................................  $   1,378  $  42,134  $  23,805
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The provision for income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal years 1996, 1997 and 1998 because of the effect of the following items:

                                                                                              YEAR ENDED
                                                                                    -------------------------------
                                                                                      1996       1997       1998
                                                                                    ---------  ---------  ---------

                                                                                            (IN THOUSANDS)
Continuing operations:
  Expected income tax expense at U.S. federal statutory tax rate..................  $   2,413  $  41,316  $  21,589
  State income taxes, net of U.S. federal income tax benefit......................        556        400      2,266
  Taxes on foreign income at rates which differ from the U.S. federal statutory
    rate..........................................................................     --            395        115
  Gain on reorganization of subsidiary............................................     --          8,247     --
  Nondeductible goodwill amortization.............................................        806        850      1,049
  Change in valuation allowance...................................................     (1,358)     1,685     (1,935)
  Other, net......................................................................       (741)       210      1,589
                                                                                    ---------  ---------  ---------
Provision for income taxes from continuing operations.............................      1,676     53,103     24,673
Discontinued operations...........................................................        (19)    --         --
Extraordinary loss................................................................       (279)   (10,969)      (868)
                                                                                    ---------  ---------  ---------
      Total income tax expense....................................................  $   1,378  $  42,134  $  23,805
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED)
allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets (including tax loss carryforwards) is dependent on Alpine's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is more likely than not that all of the net deferred tax asset will be realized.

    Items that result in deferred tax assets and liabilities and the related valuation allowance at April 30, 1997 and 1998 are as follows:

                                                                                                1997       1998
                                                                                              ---------  ---------
                                                                                                 (IN THOUSANDS)
Deferred tax assets:
  Inventory.................................................................................  $   2,835  $   3,568
  Sale/leaseback............................................................................      1,930      1,930
  Accruals not currently deductible for tax.................................................      8,557     18,824
  Compensation expense related to unexercised stock options and stock grants................      1,899      1,220
  Net operating loss carryforwards..........................................................     15,261     16,126
  Alternative minimum tax credit carryforwards..............................................        419      2,919
  Other.....................................................................................      2,445      3,716
                                                                                              ---------  ---------
      Total deferred tax assets.............................................................     33,346     48,303
  Less valuation allowance..................................................................     17,863     16,545
                                                                                              ---------  ---------
      Net deferred tax assets...............................................................     15,483     31,758
                                                                                              ---------  ---------
Deferred tax liabilities:
  Depreciation..............................................................................     26,131     32,496
  Long-term investments.....................................................................     11,701     20,757
  Other.....................................................................................      6,192     12,892
                                                                                              ---------  ---------
      Total deferred tax liabilities........................................................     44,024     66,145
                                                                                              ---------  ---------
      Net deferred tax liability............................................................  $  28,541  $  34,387
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    At April 30, 1998, Alpine had unused net U.S. federal operating loss carryforwards of approximately $3.0 million that can be used to offset future taxable income. These loss carryforwards do not include the PRI preacquisition loss carryforwards discussed below. The net operating loss carryforwards expire in 2004.

    Alpine has entered into certain transactions that have resulted in ownership changes under Section 382 of the Internal Revenue Code of 1986 which imposes annual limitations on the amount of future taxable income which may be offset by Alpine's prechange net operating loss carryforward. The unused portion of the annual limitations for any year may be carried forward to increase the annual limitation in succeeding years.

    Alpine acquired PRI on December 21, 1994, and from that date forward, PRI was included in Alpine's consolidated Federal tax return. PRI had net operating loss carryforwards at the date of its acquisition by Alpine which are available to offset PRI's future taxable income subject to the imposition of an annual

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED)
limitation on the utilization of such carryforwards. As of April 30, 1998, PRI preacquisition net operating loss carryforwards that are subject to the aforementioned limitation amounted to $15.2 million.

    Alpine's tax returns for years subsequent to 1980 have not been reviewed by the Internal Revenue Service (the "IRS"). Availability of the net operating loss carryforwards might be challenged by the IRS upon examination of such returns, which could affect the availability of such carryforwards incurred prior or subsequent to the aforementioned change in ownership or both. Alpine believes, however, that any IRS challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

15. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $2.8 million, $3.2 million and $4.6 million for the years ended April 30, 1996, 1997, and 1998, respectively.

    At April 30, 1998, future minimum lease payments under noncancelable operating leases are as follows:

                                                                                                      REAL AND
                                                                                                      PERSONAL
FISCAL YEAR                                                                                           PROPERTY
------------------------------------------------------------------------------------------------  ----------------
                                                                                                   (IN THOUSANDS)
  1999..........................................................................................     $    4,550
  2000..........................................................................................          3,764
  2001..........................................................................................          2,429
  2002..........................................................................................          1,362
  2003..........................................................................................            794
  Thereafter....................................................................................          2,178
                                                                                                        -------
                                                                                                     $   15,077
                                                                                                        -------
                                                                                                        -------

    Approximately 37 % of the Company's total labor force is covered by collective bargaining agreements. Nine collective bargaining agreements representing 23% of the total labor force will expire within one year.

    As discussed in Note 6, Premier may be required to repurchase the minority equity interest in Premier for approximately $34.8 million, plus interest accruing at 8%, compounded annually from the third anniversary to the 180-day period following the fifth anniversary. As security for this repurchase obligation, Premier is required to issue, beginning on January 30, 2000, a standby letter of credit for the benefit of the Premier minority stockholders, in an amount equal to 15% of the repurchase obligation (as defined) and escalating to 60% by January 30, 2003. The repurchase obligation has been further guaranteed by Alpine.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants of Alpine and certain retirement and other employee benefits. Further,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) in the event of termination or voluntary resignation for "good reason" accompanied by a change in control of Alpine, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

16. RELATED PARTY TRANSACTIONS

    At April 30, 1998, Alpine has loaned certain officers $958,000 relating to the tax implications associated with the exercise of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%.

17. PREFERRED STOCK

    Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

    At April 30, 1998, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

    The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock and the 9% Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $7.90 per share, subject to customary adjustments, and is redeemable by Alpine under certain conditions.

    The 9% Senior Preferred Stock carries 100 votes per share, vote as a single class with Alpine's common stock on all matters submitted to stockholders and are entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the preferred stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 9% Senior Preferred Stock as to dividends or liquidation preference; or (iii) merge into, consolidate with, or sell all or substantially all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights.

    The 9% Preferred Stock is convertible into 105 1/2 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

    During fiscal 1998, 1,500 shares of 9% Senior Preferred Stock were converted to 189,873 shares of Common Stock based on a conversion price of $7.90 per share. During fiscal 1997, 36,649 shares of 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred Stock") plus accrued dividends were retired in connection with the American Premier Acquisition (see Note 6). Also during fiscal 1997, 160,000 shares of 8% Preferred Stock with a par value of $8.0 million were repurchased for $13.2 million. In accordance with generally accepted accounting principles, the repurchase price paid in excess of the par value of such preferred stock has been recorded as a redemption premium and, therefore, as a reduction of net income attributable to common stockholders.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENT

    On May 5, 1998, Superior TeleCom acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $24 million. Superior TeleCom has a two-year option to purchase an additional 19% ownership interest in Cables of Zion at the same price per share paid for its initial 51% investment (as adjusted for inflation). The acquisition will be accounted for using the purchase method. The purchase price will be allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired will be amortized on a straight-line basis over 30 years.

19. SEGMENT INFORMATION

    Alpine conducts business in three segments: telecommunications wire and cable products (through Superior), data communications and electronics (through
DNE), and refractories (through Premier).

    The following provides information about each business segment as of April 30, 1996, 1997, and 1998:

                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Net sales (a):
  Telecommunications wire and cable..........................................  $  384,237  $  442,486  $  491,737
  Data communications and electronics........................................      26,176      21,354      24,862
  Refractories...............................................................     113,700     115,954     402,480
                                                                               ----------  ----------  ----------
                                                                               $  524,113  $  579,794  $  919,079
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income (loss):
  Telecommunications wire and cable..........................................  $   29,885  $   62,779  $   77,404
  Data communications and electronics........................................       2,039        (444)      1,856
  Refractories...............................................................       6,558       5,525      21,053
  Corporate..................................................................      (5,960)     (9,744)    (11,437)
                                                                               ----------  ----------  ----------
                                                                               $   32,522  $   58,116  $   88,876
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets at year-end:
  Telecommunications wire and cable..........................................  $  226,282  $  225,286  $  219,383
  Data communications and electronics........................................      18,020      14,425      11,317
  Refractories...............................................................      97,028     304,151     507,931
  Corporate..................................................................      13,574      44,362      48,229
                                                                               ----------  ----------  ----------
                                                                               $  354,904  $  588,224  $  786,860
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Depreciation and amortization expense:
  Telecommunications wire and cable..........................................  $    7,575  $    8,595  $    9,443
  Data communications and electronics........................................         732         700         602
  Refractories...............................................................       4,207       4,966      12,592
  Corporate..................................................................          52         181         160
                                                                               ----------  ----------  ----------
                                                                               $   12,566  $   14,442  $   22,797
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

19. SEGMENT INFORMATION (CONTINUED)

                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Capital expenditures:
  Telecommunications wire and cable..........................................  $    9,337  $    9,294  $   17,693
  Data communications and electronics........................................         449         513         795
  Refractories...............................................................       1,767       3,518       7,961
  Corporate..................................................................         122         538       1,020
                                                                               ----------  ----------  ----------
                                                                               $   11,675  $   13,863  $   27,469
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(a) (i) Five customers in the telecommunications wire and cable segment accounted for 22%, 17%, 16%, 13% and 13% of net sales in fiscal 1996; five customers accounted for 19%, 17%, 16%, 14%, and 14% of sales in fiscal 1997; and five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998.

   (ii) Three customers in the refractories segment accounted for a total of 34% and 32% of net sales in fiscal 1996 and 1997, respectively, of which one accounted for 15% in 1996. Five customers in the refractories segment accounted for a total of 23% of net sales in fiscal 1998, of which one accounted for 11%.

    The following provides information about domestic and foreign operations as of, and for the fiscal years ended, April 30, 1996, 1997 and 1998:

                                                                                  1996        1997        1998
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Net sales:
  United States..............................................................  $  479,234  $  516,454  $  609,531
  Canada.....................................................................      44,879      54,908      70,717
  Europe.....................................................................      --           8,432     238,831
                                                                               ----------  ----------  ----------
                                                                               $  524,113  $  579,794  $  919,079
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Operating income:
  United States..............................................................  $   31,919  $   52,097  $   61,719
  Canada.....................................................................         603       5,714       9,191
  Europe.....................................................................      --             305      17,966
                                                                               ----------  ----------  ----------
                                                                               $   32,522  $   58,116  $   88,876
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Identifiable assets at year-end:
  United States..............................................................  $  322,241  $  370,133  $  542,987
  Canada.....................................................................      32,663      29,711      45,138
  Europe.....................................................................      --         188,380     198,735
                                                                               ----------  ----------  ----------
                                                                               $  354,904  $  588,224  $  786,860
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       FISCAL 1997 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE)
Net sales...........................................  $  151,447   $ 154,019    $ 121,172   $  153,156  $  579,794
Gross profit........................................      23,964      27,359       21,585       29,095     102,003
Operating income....................................      13,413      15,385       12,338       16,980      58,116
Gain on sale of subsidiary stock....................      --          80,397       --           --          80,397
Minority interest...................................      --            (333)      (3,059)      (4,705)     (8,097)
Income from continuing operations...................       4,246      46,941        2,329        3,330      56,846
Extraordinary (loss) on early extinguishment of
  debt..............................................      --         (13,412)      (5,977)        (737)    (20,126)
                                                      ----------  -----------  -----------  ----------  ----------
        Net income (loss)...........................  $    4,246   $  33,529    $  (3,648)  $    2,593  $   36,720
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income (loss) per diluted share of common stock:
    Income from continuing operations...............  $     0.20   $    2.24    $    0.12   $     0.18  $     2.86
    Extraordinary (loss) on early extinguishment of
      debt..........................................      --           (0.64)       (0.31)       (0.04)      (1.01)
    Preferred stock redemption premium..............      --           (0.25)      --           --           (0.26)
                                                      ----------  -----------  -----------  ----------  ----------
        Net income (loss) per diluted share of
          common stock (a)..........................  $     0.20   $    1.35    $   (0.19)  $     0.14  $     1.59
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                       FISCAL 1998 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                    (IN THOUSANDS, EXCEPT PER SHARE)
Net sales...........................................  $  221,070   $ 218,958    $ 206,504   $  272,547  $  919,079
Gross profit........................................      41,938      41,902       37,427       56,580     177,847
Operating income....................................      23,304      24,087       14,875       26,610      88,876
Minority interest...................................      (4,854)     (5,241)      (4,212)      (5,955)    (20,262)
Income from continuing operations...................       4,867       5,586        1,322        4,972      16,747
Extraordinary (loss) on early extinguishment of
  debt..............................................        (389)       (832)      --             (243)     (1,464)
                                                      ----------  -----------  -----------  ----------  ----------
        Net income..................................  $    4,478   $   4,754    $   1,322   $    4,729  $   15,283
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income per diluted share of common stock:
    Income from continuing operations...............  $     0.26   $    0.30    $    0.07   $     0.26  $     0.89
    Extraordinary (loss) on early extinguishment of
      debt..........................................       (0.02)      (0.04)      --            (0.01)      (0.08)
                                                      ----------  -----------  -----------  ----------  ----------
        Net income per diluted share of common stock
          (a).......................................  $     0.24   $    0.25    $    0.07   $     0.25  $     0.81
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------

------------------------

(a) Net income per diluted share of common stock for the fiscal year is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarters may not equal the net income per share for the twelve-months ended April 30, 1997 and 1998.

                                                                      SCHEDULE I

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                                                   APRIL 30,
                                                                                             ---------------------
                                                                                               1997        1998
                                                                                             ---------  ----------

                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents................................................................  $  15,624  $    5,804
  Marketable securities....................................................................     15,807      15,672
  Other current assets.....................................................................      1,619       9,197
                                                                                             ---------  ----------
    Total current assets...................................................................     33,050      30,673
Investment in consolidated subsidiaries....................................................     41,815      85,335
Property, plant and equipment, net.........................................................        563       1,227
Long-term investments and other assets.....................................................     13,352      14,764
                                                                                             ---------  ----------
    Total assets...........................................................................  $  88,780  $  131,999
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................................  $     822  $      739
  Accrued expenses.........................................................................        217       3,996
  Current portion of long-term debt........................................................         --          33
  Advances and loans from subsidiaries.....................................................        416       2,410
                                                                                             ---------  ----------
    Total current liabilities..............................................................      1,455       7,178
Long-term debt, less current portion.......................................................     19,505      22,011
Other long-term liabilities................................................................     13,394      25,295
                                                                                             ---------  ----------
    Total liabilities......................................................................     34,354      54,484
                                                                                             ---------  ----------
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value...........................      1,927         427
  Common stock, $.10 par value; authorized 25,000,000 shares; 18,834,256 shares issued in
    1997 and 19,865,990 shares issued in 1998..............................................      1,883       1,986
  Capital in excess of par value...........................................................    113,459     136,598
  Cumulative translation adjustment........................................................     (1,316)       (814)
  Unrealized loss on securities available for sale, net of deferred tax....................       (716)     --
  Accumulated deficit......................................................................    (48,048)    (32,834)
                                                                                             ---------  ----------
                                                                                                67,189     105,363
  Shares of common stock in treasury, at cost; 1997, 1,612,047 shares;
    1998, 2,704,732 shares.................................................................    (12,130)    (26,890)
  Receivable from stockholders.............................................................       (633)       (958)
                                                                                             ---------  ----------
    Total stockholders' equity.............................................................     54,426      77,515
                                                                                             ---------  ----------
      Total liabilities and stockholders' equity...........................................  $  88,780  $  131,999
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED APRIL 30,
                                                                                    -------------------------------
                                                                                      1996       1997       1998
                                                                                    ---------  ---------  ---------

                                                                                            (IN THOUSANDS)
Revenues:
  Interest income.................................................................  $   1,357  $   1,902  $   3,808
  Intercompany interest...........................................................     18,517     14,298         37
  Gain on sale of subsidiary......................................................     --         80,397     --
  Other income....................................................................     --             73         43
                                                                                    ---------  ---------  ---------
                                                                                       19,874     96,670      3,888
                                                                                    ---------  ---------  ---------

Expenses:
  General and administrative......................................................      5,960      8,086      5,064
  Interest expense................................................................     20,571     14,825      2,665
  Other expense...................................................................         33     --         --
                                                                                    ---------  ---------  ---------
                                                                                       26,564     22,911      7,729
                                                                                    ---------  ---------  ---------
                                                                                       (6,690)    73,759     (3,841)
(Provision) benefit for income taxes..............................................     --        (34,912)     1,435
                                                                                    ---------  ---------  ---------
                                                                                       (6,690)    38,847     (2,406)
Equity in net income (loss) of subsidiaries before extraordinary (loss) (a).......      6,893     17,289     18,764
                                                                                    ---------  ---------  ---------
Income before extraordinary (loss)................................................        203     56,136     16,358
Extraordinary (loss) on early extinguishment of debt..............................     (2,053)   (19,416)    (1,075)
                                                                                    ---------  ---------  ---------
  Net income (loss)...............................................................  $  (1,850) $  36,720  $  15,283
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

------------------------

(a.) Equity in net income (loss) of subsidiaries before extraordinary (loss) includes losses from discontinued operations of $2.2 million in fiscal 1996 (see Note 7).

                                                                      SCHEDULE I
                                                                     (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED APRIL 30,
                                                                              ------------------------------------
                                                                                 1996         1997         1998
                                                                              -----------  -----------  ----------

                                                                                         (IN THOUSANDS)
Cash provided by operating activities.......................................  $     7,798  $     5,298  $    2,234
                                                                              -----------  -----------  ----------

Cash flows from investing activities:
  Capital expenditures......................................................         (122)        (538)     (1,020)
  Investment in/sale of subsidiaries........................................       (3,157)     --           --
  Proceeds from (investment in) marketable securities.......................       (6,218)      (8,094)        135
  Payments received from subsidiary preferred stock.........................      --            11,300      --
  Dividends received from subsidiaries, net of tax..........................      --            78,159         507
  Loan/advances to PolyVision Corporation...................................       (3,086)      (2,467)       (145)
  Other.....................................................................      --           --              248
                                                                              -----------  -----------  ----------
Cash provided by (used for) investing activities............................      (12,583)      78,360        (275)
                                                                              -----------  -----------  ----------
Cash flows from financing activities:
  Short-term borrowings (repayments)........................................      (21,000)     --           --
  Borrowings under revolving credit facility, net...........................       48,654      (48,654)     --
  Long-term borrowings......................................................      149,802      --           10,665
  Repayments of long-term borrowings........................................       (1,701)    (135,535)     (9,840)
  Capitalized financing costs...............................................       (9,208)     --             (400)
  Dividends on preferred stock..............................................         (720)        (575)        (69)
  Proceeds from stock options exercised.....................................          120        1,835       2,618
  Advances and loans to subsidiaries, net...................................     (169,926)     141,232         108
  Redemption of preferred stock.............................................      --           (15,026)     --
  Purchase of treasury shares...............................................       (3,656)     (11,994)    (14,760)
  Other.....................................................................         (196)     --             (101)
                                                                              -----------  -----------  ----------
Cash used for financing activities..........................................       (7,831)     (68,717)    (11,779)
                                                                              -----------  -----------  ----------
Net (decrease) increase in cash and cash equivalents........................      (12,616)      14,941      (9,820)
Cash and cash equivalents at beginning of year..............................       13,299          683      15,624
                                                                              -----------  -----------  ----------
Cash and cash equivalents at end of year....................................  $       683  $    15,624  $    5,804
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

Supplemental cash flow disclosures:
  Cash paid for interest....................................................  $    13,973  $    18,134  $    2,521
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------
  Cash paid (refunded) for income taxes, net................................  $   --       $    18,895  $   (3,592)
                                                                              -----------  -----------  ----------
                                                                              -----------  -----------  ----------

                                                                      SCHEDULE I

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                                   APPENDIX A

                                                                                                   APRIL 30,
                                                                                                1997       1998
                                                                                              ---------  ---------

                                                                                                 (IN THOUSANDS)
Long-term debt consists of:
  12.25% Senior Secured Notes (due 2003, principal amount $21.1 million and $12.1 million at
    April 30, 1997 and 1998)................................................................  $  19,382  $  11,361
  Term loan (due 2001, interest at Eurodollar rate plus 1.5%)...............................     --         10,000
  Other.....................................................................................        123        683
                                                                                              ---------  ---------
                                                                                                 19,505     22,044
Less current portion........................................................................     --             33
                                                                                              ---------  ---------
                                                                                              $  19,505  $  22,011
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Minimum current maturities of long-term debt outstanding as of April 30, 1998 are as follows:

FISCAL YEAR                                                                         AMOUNT
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
1999...........................................................................    $      33
2000...........................................................................           36
2001...........................................................................       10,048
2002...........................................................................           48
2003...........................................................................       11,421
Thereafter.....................................................................          458
                                                                                 -------------
                                                                                   $  22,044
                                                                                 -------------
                                                                                 -------------