Form 10-Q
period 1998-07-31
ALPINE GROUP INC /DE/
filed 1998-09-14
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                 OUTSTANDING AT SEPTEMBER 11,
            CLASS                            1998
------------------------------  ------------------------------
 Common Stock, $.10 Par Value             16,974,578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           APRIL 30,    JULY 31,
                                                                                              1998        1998
                                                                                           ----------  -----------
                                                                                                       (UNAUDITED)

                                                                                               (IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents..............................................................  $   17,841   $  17,422
  Marketable securities..................................................................      15,672      14,972
  Accounts receivable (less allowance for doubtful accounts of:
    April 1998, $2,996; July 1998 $3,140)................................................     150,020     177,502
  Inventories............................................................................     134,570     137,426
  Other current assets...................................................................      30,742      32,410
                                                                                           ----------  -----------
    Total current assets.................................................................     348,845     379,732
Property, plant and equipment, net.......................................................     195,513     237,040
Long-term investments and other assets...................................................      40,665      46,481
Goodwill (less accumulated amortization: April 1998, $12,774; July 1998,$14,395).........     201,837     201,687
                                                                                           ----------  -----------
    Total assets.........................................................................  $  786,860   $ 864,940
                                                                                           ----------  -----------
                                                                                           ----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................  $  107,820   $ 123,438
  Accrued expenses.......................................................................      92,511      96,602
  Current portion of long-term debt......................................................       8,442      15,380
                                                                                           ----------  -----------
    Total current liabilities............................................................     208,773     235,420
Long-term debt, less current portion.....................................................     380,868     402,041
Minority interest in subsidiary..........................................................      49,805      71,774
Other long-term liabilities..............................................................      69,899      77,899
                                                                                           ----------  -----------
    Total liabilities....................................................................     709,345     787,134
                                                                                           ----------  -----------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value.........................         427         427
  Common stock, $.10 par value; authorized 25,000,000 shares; 19,865,990 shares and
    19,964,801 shares issued as of April 1998 and July 1998, respectively................       1,986       1,996
  Capital in excess of par value.........................................................     136,598     136,995
  Accumulated other comprehensive income.................................................        (814)     (2,553)
  Accumulated deficit....................................................................     (32,834)    (26,604)
                                                                                           ----------  -----------
                                                                                              105,363     110,261

Shares of common stock in treasury, at cost: April 1998, 2,704,732 shares; July 1998,
  2,934,732 shares.......................................................................     (26,890)    (31,497)
Receivable from stockholders.............................................................        (958)       (958)
                                                                                           ----------  -----------
  Total stockholders' equity.............................................................      77,515      77,806
                                                                                           ----------  -----------
    Total liabilities and stockholders' equity...........................................  $  786,860   $ 864,940
                                                                                           ----------  -----------
                                                                                           ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------

                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Net sales.................................................................................  $  221,070  $  288,953
Cost of goods sold........................................................................     179,132     224,634
                                                                                            ----------  ----------
  Gross profit............................................................................      41,938      64,319
Selling, general and administrative expenses..............................................      17,584      29,585
Amortization of goodwill..................................................................       1,050       1,672
                                                                                            ----------  ----------
  Operating income........................................................................      23,304      33,062
Interest (expense)........................................................................      (7,509)    (10,590)
Other income, net.........................................................................         591         204
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................      16,386      22,676
Provision for income taxes................................................................      (6,665)     (9,208)
                                                                                            ----------  ----------
  Income before minority interest.........................................................       9,721      13,468
Minority interest in earnings of subsidiaries.............................................      (4,854)     (7,228)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................       4,867       6,240
Extraordinary (loss) on early extinguishment of debt......................................        (389)     --
                                                                                            ----------  ----------
  Net income..............................................................................       4,478       6,240
Preferred stock dividends.................................................................         (38)        (10)
                                                                                            ----------  ----------
Net income applicable to common stock.....................................................  $    4,440  $    6,230
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income (loss) per share of common stock:
  Basic:
    Income before extraordinary (loss)....................................................  $     0.28  $     0.36
    Extraordinary (loss) on early extinguishment of debt..................................       (0.02)     --
                                                                                            ----------  ----------
      Net income per basic share of common stock..........................................  $     0.26  $     0.36
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary (loss)....................................................  $     0.26  $     0.32
    Extraordinary (loss) on early extinguishment of debt..................................       (0.02)     --
                                                                                            ----------  ----------
      Net income per diluted share of common stock........................................  $     0.24  $     0.32
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                                  (UNAUDITED)

                                                                                     9% CUMULATIVE
                                                                                      CONVERTIBLE
                                                                                    PREFERRED STOCK        ACCUMULATED
                                                COMMON STOCK         CAPITAL                                  OTHER
                                           -----------------------  IN EXCESS   ------------------------  COMPREHENSIVE
                                              SHARES      AMOUNT      OF PAR      SHARES       AMOUNT         INCOME
                                           ------------  ---------  ----------  -----------  -----------  --------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at April 30, 1998................    19,865,990  $   1,986  $  136,598         427    $     427     $     (814)
Exercise of stock options................        55,249          6         125
Employee stock purchase plan.............        11,184          1         191
Exercise of warrants.....................        32,378          3          (3)
Purchase of treasury stock...............
Compensation expense related to stock
  options and grants.....................                                   84
Dividends on preferred stock.............
Total comprehensive income (Note 3)......                                                                       (1,739)
                                           ------------  ---------  ----------         ---        -----        -------
Balance at July 31, 1998.................    19,964,801  $   1,996  $  136,995         427    $     427     $   (2,553)
                                           ------------  ---------  ----------         ---        -----        -------
                                           ------------  ---------  ----------         ---        -----        -------


                                                             TREASURY STOCK        RECEIVABLE
                                           ACCUMULATED   -----------------------      FROM
                                             DEFICIT       SHARES       AMOUNT    STOCKHOLDERS     TOTAL
                                           ------------  -----------  ----------  -------------  ---------

Balance at April 30, 1998................   $  (32,834)   (2,704,732) $  (26,890)   $    (958)   $  77,515
Exercise of stock options................                                                              131
Employee stock purchase plan.............                                                              192
Exercise of warrants.....................                                                           --
Purchase of treasury stock...............                   (230,000)     (4,607)                   (4,607)
Compensation expense related to stock
  options and grants.....................                                                               84
Dividends on preferred stock.............          (10)                                                (10)
Total comprehensive income (Note 3)......        6,240                                               4,501
                                           ------------  -----------  ----------        -----    ---------
Balance at July 31, 1998.................   $  (26,604)   (2,934,732) $  (31,497)   $    (958)   $  77,806
                                           ------------  -----------  ----------        -----    ---------
                                           ------------  -----------  ----------        -----    ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                   THREE MONTHS
                                                                                                      ENDED
                                                                                                     JULY 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------

                                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Income before extraordinary (loss).........................................................  $   4,867  $   6,240
  Adjustments to reconcile income before extraordinary (loss) to net cash provided by operating activities:
    Depreciation and amortization............................................................      5,274      7,389
    Amortization of deferred debt issuance costs and accretion of debt
      discount...............................................................................        551        686
    Compensation expense related to stock options and grants.................................        441        175
    Minority interest in earnings of subsidiary..............................................      4,854      7,228
    Other, net...............................................................................         46        300
    Change in assets and liabilities, net of effects from companies acquired:
      Accounts receivable....................................................................    (15,499)    (8,357)
      Inventories............................................................................      3,055      9,621
      Other current and non-current assets...................................................     (1,220)       266
      Accounts payable and accrued expenses..................................................     14,770     (2,744)
      Other long-term liabilities............................................................       (311)       439
                                                                                               ---------  ---------
Cash provided by operating activities........................................................     16,828     21,243
                                                                                               ---------  ---------

Cash flows from investing activities:
  Acquisition, net of cash acquired..........................................................     --        (22,625)
  Capital expenditures.......................................................................     (4,014)    (8,201)
  Net proceeds from the sale of assets.......................................................      4,441     --
  Other......................................................................................       (482)       700
                                                                                               ---------  ---------
Cash used for investing activities...........................................................        (55)   (30,126)
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                                   THREE MONTHS
                                                                                                      ENDED
                                                                                                     JULY 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------

                                                                                                  (IN THOUSANDS)
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit facilities, net.............................  $  (2,761) $  15,177
  Repayments of long-term borrowings.........................................................     (9,242)      (628)
  Proceeds from exercise of stock options....................................................        619        408
  Purchase of treasury shares................................................................     (5,308)    (4,607)
  Subsidiary treasury stock purchases........................................................     --         (1,271)
  Dividends on subsidiary common stock.......................................................     --           (504)
  Other......................................................................................         15       (111)
                                                                                               ---------  ---------
Cash (used for) provided by financing activities.............................................    (16,677)     8,464
                                                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................................         96       (419)
Cash and cash equivalents at beginning of period.............................................     21,606     17,841
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $  21,702  $  17,422
                                                                                               ---------  ---------
                                                                                               ---------  ---------

Supplemental disclosures:
  Cash paid for interest.....................................................................  $   8,012  $   9,746
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Cash paid for income taxes.................................................................  $   4,448  $   4,551
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  Non cash financing activity:
    Exchange of preferred stock for common stock:
      Common stock issued....................................................................  $   1,000
                                                                                               ---------
                                                                                               ---------
      Preferred stock redeemed...............................................................  $   1,000
                                                                                               ---------
                                                                                               ---------
  Acquisition of business:
    Assets, net of cash acquired.............................................................             $  83,636
    Liabilities assumed......................................................................               (44,728)
    Minority equity interest in net assets of subsidiary.....................................               (16,283)
                                                                                                          ---------
                                                                                                          ---------
    Net cash (paid)..........................................................................             $  22,625
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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1998

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or "the Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2. INVENTORIES

    At April 30, 1998 and July 31, 1998, the components of inventories were as follows:

                                                                        APRIL 30,    JULY 31,
                                                                           1998        1998
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Raw materials.........................................................  $   48,543  $   49,072
Work in process.......................................................      19,214      25,639
Finished goods........................................................      66,813      62,715
                                                                        ----------  ----------
                                                                        $  134,570  $  137,426
                                                                        ----------  ----------
                                                                        ----------  ----------

3. COMPREHENSIVE INCOME

    As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires that all changes in equity during a period (except those resulting from investment by shareholders and distribution to shareholders) be reported in the Company's financial statements, and displayed with the same prominence as other financial statement presentations. Financial statements for prior periods will be reclassified as required.

    The components of comprehensive income for the three months ended July 31, 1997 and 1998 were as follows:

                                                                               1997       1998
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Net income.................................................................  $   4,478  $   6,240
Foreign currency translation adjustment....................................      1,668     (1,739)
                                                                             ---------  ---------
Comprehensive income.......................................................  $   6,146  $   4,501
                                                                             ---------  ---------
                                                                             ---------  ---------

4. ACQUISITION

    On May 5, 1998, Superior TeleCom Inc., Alpine's 50.1% owned subsidiary, acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million in cash. Superior TeleCom has a two-year option to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). The acquisition was accounted for using the purchase method, and accordingly, the results of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1998

                                  (UNAUDITED)

4. ACQUISITION (CONTINUED)
operations of Cables of Zion are included in the Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the three months ended July 31, 1997, which give effect to the Cables of Zion acquisition and the American Premier Holdings, Inc. acquisition (see Note 6 to the Company's Annual Report on Form 10-K for the year ended April 30, 1998) as if the transactions had occurred on May 1, 1997, are presented below. The pro forma results of operations for the three months ended July 31, 1998 are not presented below since the results of operations of Cables of Zion for the five-day period from May 1, 1998 through the acquisition date are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented or of the future results of operations.

                                                                           THREE MONTHS ENDED
                                                                              JULY 31, 1997
                                                                                PRO FORMA
                                                                           -------------------
                                                                             (IN THOUSANDS,
                                                                               EXCEPT PER
                                                                               SHARE DATA)
Net sales................................................................      $   288,142
Income before income tax expense and minority interest...................           16,901
Income before extraordinary (loss).......................................            4,465
Extraordinary (loss) on early extinguishment of debt.....................             (389)
Net income applicable to common stock....................................            4,038
Net income (loss) per diluted share of common stock:
  Income before extraordinary (loss).....................................      $      0.24
  Extraordinary (loss) on early extinguishment of debt...................            (0.02)
                                                                                  --------
    Net income per diluted share.........................................      $      0.22
                                                                                  --------
                                                                                  --------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1998

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended July 31, 1997 and 1998 is as follows:

                                                                                1997                         1998
                                                                  ---------------------------------  --------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            PER
                                                                                           SHARE
                                                                   INCOME     SHARES      AMOUNT      INCOME     SHARES
                                                                  ---------  ---------  -----------  ---------  ---------
Income attributable to common stock before extraordinary
  (loss)........................................................  $   4,867                          $   6,240
Less: preferred stock dividends.................................        (38)                               (10)
                                                                  ---------                          ---------
Basic earnings per common share before extraordinary (loss).....  $   4,829     17,052   $    0.28   $   6,230     17,123
                                                                                             -----
                                                                                             -----
Dilutive impact of stock options warrants and grants............     --          1,318                  --          1,651
Dilution in subsidiary earnings from subsidiary stock options...       (117)    --                        (184)    --
Assumed conversion of preferred stock...........................         38        243                      10         54
                                                                  ---------  ---------               ---------  ---------
Diluted earnings per common share before extraordinary (loss)...  $   4,750     18,613   $    0.26   $   6,056     18,828
                                                                  ---------  ---------       -----   ---------  ---------
                                                                  ---------  ---------       -----   ---------  ---------



                                                                      PER
                                                                     SHARE
                                                                    AMOUNT
                                                                  -----------
Income attributable to common stock before extraordinary
  (loss)........................................................
Less: preferred stock dividends.................................

Basic earnings per common share before extraordinary (loss).....   $    0.36
                                                                       -----
                                                                       -----
Dilutive impact of stock options warrants and grants............
Dilution in subsidiary earnings from subsidiary stock options...
Assumed conversion of preferred stock...........................

Diluted earnings per common share before extraordinary (loss)...   $    0.32
                                                                       -----
                                                                       -----

6. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement, which will be effective for the Company as of April 30, 1999, establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports.

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, which will be effective for the Company's fiscal year beginning May 1, 2000, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company does not believe the effect of adoption will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Alpine Group, Inc. (the "Company" or "Alpine"), through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Premier Refractories International Inc. ("Premier"), operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary, operates in the following industry segments: (i) copper wire and cable products for the telecommunications industry through its subsidiary, Superior Telecommunications Inc. ("Superior") and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE Systems, Inc. ("DNE"). The results of operations of Superior for the quarter ended July 31, 1998 include the operations of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israeli-based cable and wire manufacturer, a 51% interest of which was acquired by Superior TeleCom on May 5, 1998 (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements). Premier, an 83.4% owned subsidiary, provides refractory products and services for the iron and steel, glass, aluminum, cement and co-generation industries. Premier includes the operations of Premier North America and Premier Europe. The results of operations of Premier North America for the quarter ended July 31, 1998 include the operations of American Premier Holdings, Inc. ("American Premier") which was acquired on January 30, 1998 (see Note 6 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 30, 1998).

RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three months ended July 31, 1997 and 1998.

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------

                                                                                            (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable.......................................................  $  126,720  $  151,835
  Data communications and electronics.....................................................       4,513       5,039
  Refractories............................................................................      89,837     132,079
                                                                                            ----------  ----------
      Consolidated........................................................................     221,070     288,953
Gross profit:
  Telecommunications wire and cable.......................................................  $   23,035  $   32,577
  Data communications and electronics.....................................................       1,307       1,719
  Refractories............................................................................      17,596      30,023
                                                                                            ----------  ----------
      Consolidated........................................................................      41,938      64,319
Gross profit percentage:
  Telecommunications wire and cable.......................................................        18.2%       21.5%
  Data communications and electronics.....................................................        29.0        34.1
  Refractories............................................................................        19.6        22.7
      Consolidated........................................................................        19.0        22.3
Selling, general and administrative expenses:
  Telecommunications wire and cable.......................................................  $    3,151  $    5,720
  Data communications and electronics.....................................................       1,371       1,479
  Refractories............................................................................      10,780      19,044
  Corporate and other expenses............................................................       2,282       3,342
                                                                                            ----------  ----------
      Consolidated........................................................................      17,584      29,585

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
Amortization of goodwill:
  Telecommunications wire and cable.......................................................  $      430  $      446
  Refractories............................................................................         620       1,226
                                                                                            ----------  ----------
      Consolidated........................................................................       1,050       1,672
Operating income:
  Telecommunications wire and cable.......................................................  $   19,454  $   26,411
  Data communications and electronics.....................................................         (64)        240
  Refractories............................................................................       6,196       9,753
  Corporate and other expenses............................................................      (2,282)     (3,342)
                                                                                            ----------  ----------
      Consolidated........................................................................  $   23,304  $   33,062
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------

                                                                                            (DOLLARS IN THOUSANDS)
Net sales.................................................................................  $  123,344  $  160,406
Gross profit..............................................................................      23,035      32,577
Gross profit percentage...................................................................        18.7%       20.3%

TELECOMMUNICATIONS WIRE AND CABLE--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended July 1998 were $151.8 million, representing an increase of $25.1 million, or 19.8%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper value of $1.00 per pound, the comparative increase in net sales was $37.1 million, or 30.0% (see "Supplemental Data for the Telecommunications Wire and Cable Segment" included in the industry segment operating statement data). Superior's current period increase in net sales was due to the inclusion of $21.9 million in net sales contributed by Cables of Zion and continuing strong demand for copper wire and cable products in Superior's North America operations ("Superior North America"). On a constant copper value basis, Superior North America's net sales increased by $14.2 million, or 11.5%, as compared to the same period in the prior fiscal year. The increase in Superior North America's net sales resulted primarily from the ongoing growth in copper-based telephone access lines and increased maintenance spending by several major telephone company customers. To keep pace with the growth in demand and increased market share, Superior has been increasing its internal production capacity. During the prior fiscal year, Superior North America increased its production capacity by approximately 10%. During the July 1998 fiscal quarter, Superior North America achieved further production capacity expansion, with total planned capacity expansions during fiscal 1999 of approximately 15% as compared to the end of fiscal 1998. Notwithstanding these recent production capacity expansions, demand levels have exceeded available capacity and, as a result, Superior has, and will continue to purchase product from third party suppliers to meet such demand.

    Superior's gross profit increased by $9.5 million, or 41.4%, to $32.6 million for the quarter ended July 1998 as compared to the same period in the prior fiscal year. The comparative increase in gross profit included $3.8 million in incremental gross profit contribution by Cables of Zion, as well as a $5.8 million, or 25.0%, increase in the comparative gross profit generated by Superior North America. Superior's gross margin, based on actual sales, was 21.5% for the quarter ended July 1998 as compared to 18.2% for the same period in the prior fiscal year. Adjusted to a constant copper sales value of $1.00 per pound, gross margin increased from 18.7% in the prior year's quarter to 20.3% in the quarter ended July 1998. The increase in gross margin was attributable to manufacturing cost reductions resulting from production efficiencies, lower raw material prices, product and customer mix and improved cost absorption resulting from increased production volumes. The increase in gross margin was partially offset by lower margin product sales at Cables of Zion.

    Superior's SG&A expense for the quarter ended July 1998 was $5.7 million representing an increase of $2.6 million as compared to the same period in the prior fiscal year. The increase was due primarily to the inclusion of $1.9 million in SG&A expense from Cables of Zion and an increase of $0.7 million in Superior North America SG&A expense associated with the expansion of product development activities and incremental staff required to support the increased level of activity.

    Superior's operating income for the quarter ended July 1998 was $26.4 million representing an increase of $7.0 million, or 35.8%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales, improved margins, and the inclusion of the results of operation of Cables of Zion beginning in the quarter ended July 1998.

DNE--RESULTS OF OPERATIONS

    For the quarter ended July 1998, DNE's net sales were $5.0 million, representing an increase of $0.5 million, or 11.7%, as compared to the same period in the prior fiscal year. The increase in net sales resulted from an increase in DNE's contract manufacturing activities and an improvement in government-related sales of multiplexer products.

    DNE's gross margin increased to 34.1% for the quarter ended July 1998 as compared to 29.0% for the quarter ended July 1997. The increase in gross margin was attributable to improved pricing in the contract manufacturing business and favorable product mix in the government-related business.

    DNE's SG&A expense for the quarter ended July 1998 was comparable to prior periods, increasing by $0.1 million as compared to the same period in the prior fiscal year.

    As a result of the increase in net sales and gross margin, DNE generated operating income of $0.2 million during the quarter ended July 1998 as compared to an operating loss of $0.1 million in the same period of the prior fiscal year.

REFRACTORIES--RESULTS OF OPERATIONS

    Premier's net sales for the quarter ended July 1998 were $132.1 million, representing an increase of $42.2 million, or 47.0%, as compared to the same period in the prior fiscal year. The increase in net sales was due to the inclusion of the operations of American Premier acquired in January 1998, offset by a comparative decline of $4.0 million, or 6.5%, in revenues attributable to Premier Europe. The decline in Premier Europe's revenues primarily reflected the competitive environment in Europe, which has been accentuated by the strength of the British Pound, as well as somewhat weaker demand levels from Premier Europe's major U.K.-based customers.

    Premier's gross profit for the quarter ended July 1998 was $30.0 million, representing an increase of $12.4 million, or 70.6%, as compared to the same period in the prior fiscal year. The increase in gross profit was attributable to the inclusion of the operations of American Premier in the current fiscal quarter ended July 1998, offset by a decline of $2.3 million, or 19.1%, in gross profit at Premier Europe. The combined gross margin for the quarter ended July 1998 was 22.7% as compared to 19.6% for the same period in the prior fiscal year. The increase in gross margin resulted from the inclusion of American Premier's higher margin product lines, cost reductions resulting from the integration of the American Premier operation, and an increase in higher margin revenues from Premier's construction services division. The decline in gross profit and gross margin at Premier Europe resulted primarily from the aforementioned competitive pricing pressures in the European market.

    Premier's SG&A expense for the quarter ended July 1998 was $19.0 million, representing an increase of $8.3 million, as compared to the same period in the prior fiscal year. The increase in SG&A expense was attributable to the inclusion of the operations of American Premier in the current fiscal period, offset by a $0.8 million reduction in SG&A expense at Premier Europe. The reduction in SG&A expense at Premier Europe resulted from cost reduction initiatives implemented subsequent to the acquisition of Premier Europe in April 1997. Notwithstanding the increase in SG&A expense resulting from the American Premier acquisition, since the date of the acquisition, Premier North America has effected a restructuring plan that includes the consolidation of certain administrative and sales functions. Management anticipates that this restructuring plan will result in a progressive reduction in selected SG&A expense components throughout the remainder of fiscal 1999.

    Premier's operating income for the quarter ended July 1998 was $9.8 million, representing an increase of $3.6 million, or 57.4%, as compared to the same period in the prior fiscal year. The increase in operating income resulted from the inclusion of the operations of American Premier for the quarter ended July 1998 and the comparative growth in higher margin construction related revenues, offset by a decline in operating income at Premier Europe.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisitions of American Premier and Cables of Zion and the growth in Superior's North American telecommunications wire and cable sales resulted in comparative consolidated net sales increasing by $67.9 million, or 30.7%, for the quarter ended July 1998. The acquisitions, along with the organic growth in net sales and an increase in both the telecommunications wire and cable and refractories products' gross margin, gave rise to a consolidated comparative increase in gross profit of $22.4 million, or 53.4%, for the quarter ended July 1998 as compared to the quarter ended July 1997.

    Consolidated SG&A expense for the quarter ended July 1998 was $29.6 million, representing an increase of $12.0 million, or 68.2%, as compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of the operations of American Premier and Cables of Zion for the current fiscal period, along with higher corporate expense attributable to the increased scale and breadth of the Company's operations and activities.

    Consolidated operating income for the quarter ended July 1998 was $33.1 million, representing an increase of $9.8 million, or 41.9%, as compared to the same period in the prior fiscal year. The increase in operating income was primarily the result of the contribution from the American Premier operations and from the growth in net sales and gross profit in Superior's telecommunications wire and cable operations.

    Consolidated interest expense for the quarter ended July 1998 was $10.6 million, representing an increase of $3.1 million, or 41.0%, as compared to consolidated interest expense of $7.5 million for the same period in the prior fiscal year. The increase in consolidated interest expense reflected the increase in consolidated debt resulting from the acquisitions of American Premier and Cables of Zion, offset in part by a $52 million decrease in debt at Superior North America at July 31, 1998 as compared to July 31, 1997.

    Consolidated other income (net) for the quarter ended July 1998 was $0.2 million, representing a decrease of $0.4 million, as compared to the same period in the prior fiscal year. The major components of other income (net) for the quarter ended July 1998 included an investment loss on marketable securities of $0.7 million, offset by a $1.0 million receipt representing a return of prior year insurance premiums.

    For the quarter ended July 1998, the provision for income taxes was $9.2 million, as compared to a provision for income taxes of $6.7 million for the same period in the prior fiscal year. The effective tax rate for the quarter ended July 1998 was 40.6% which compares with an effective tax rate of 40.7% for the quarter ended July 1997.

    For the quarter ended July 1998, a minority interest charge of $7.2 million was recorded, as compared to $4.9 million for the same period in the prior fiscal year; with such charge representing minority stockholders' interest in net income of Superior TeleCom, Premier and Cables of Zion.

    Net income attributable to common stock was $6.2 million, or $0.32 per diluted share, for the quarter ended July 1998, as compared to net income attributable to common stock before extraordinary loss of $4.9 million, or $0.26 per diluted share, for the same period in the prior fiscal year. The comparative increase in net income was due to the increase in operating income, partially offset by higher interest charges (associated with acquisition related debt at Premier and Cables of Zion) and the increase in the aforementioned minority interest charge.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended July 31, 1998, the Company generated $21.2 million in cash flow from operating activities consisting of $22.0 million in cash flow generated from operations (net income plus non-cash charges) reduced by $0.8 million in cash flow used for net working capital changes. The major working capital changes included an $8.4 million increase in accounts receivable, a $2.7 million reduction in accounts payable and accrued expenses, offset by a $9.6 million reduction in inventories. Cash used for investing activities amounted to $30.1 million consisting principally of $25.0 million in cash paid for the acquisition of Cables of Zion and $8.2 million in capital expenditures. Cash provided by financing activities amounted to $8.5 million consisting principally of $15.2 million in net borrowings under revolving credit facilities and $5.9 million used for the purchase of Company and subsidiary common stock.

    At July 31, 1998, the Company's consolidated long-term debt was $417.4 million, with the components of such debt, on an entity basis, consisting of the following (in millions):

Long-term debt obligations of:
  Premier and subsidiaries..........................................  $   301.5
  Superior TeleCom and subsidiaries.................................       91.8
  Alpine corporate..................................................       24.1
                                                                      ---------
                                                                      $   417.4
                                                                      ---------
                                                                      ---------

    The Company, on a consolidated basis, had $32.4 million in cash, cash equivalents and marketable securities at July 31, 1998. Of such amount, $6.7 million was maintained by Premier and its subsidiaries, $10.8 million by Superior TeleCom and its subsidiaries, and $14.9 million at the Alpine corporate level.

    As of July 31, 1998, Superior TeleCom had approximately $76.4 million in availability under its revolving credit facility and an additional $10.8 million in cash and cash equivalents. Over the next 12 months, Superior TeleCom expects to invest approximately $20--$25 million in capital expenditures and has principal debt service commitments of $6.9 million. Superior TeleCom has typically generated substantial operating cash flows. During the quarter ended July 31, 1998, Superior TeleCom generated $27.6 million in cash flows from operating activities and management anticipates that Superior TeleCom will continue to generate more than adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Superior TeleCom's revolving credit facility should be sufficient to cover such shortfall.

    As of July 31, 1998, Premier had $24.8 million in availability under its revolving credit facility and an additional $6.7 million in cash and cash equivalents. Premier's principal debt service commitments for the next 12 months amount to $8.4 million and capital expenditures are expected to approximate $15--$17 million. Alpine anticipates that Premier will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Premier's revolving credit facility should be sufficient to cover such shortfall.

    Alpine holds, in addition to corporate cash, cash equivalents and marketable securities, approximately 8.1 million common shares (representing 50.1% of the outstanding common shares) of Superior TeleCom (NYSE:SUT) which, based on the closing price on September 11, 1998, had a market value of approximately $326.0 million and a consolidated carrying value as recorded by Alpine (net of minority interest) of approximately $46.2 million. Superior TeleCom common stock owned by Alpine with a market value of approximately $80.5 million is pledged as collateral to secure certain debt of Alpine and Premier.

    The Superior TeleCom and Premier credit arrangements include restrictions and/or limitations on dividends or other payments by such subsidiaries to Alpine. For the next 12 month period, Alpine expects to fund its corporate activities (which includes approximately $7.0-8.0 million in estimated cash corporate overhead expenses and $2.8 million in cash interest expense) from allowable management fees payable by its subsidiaries to Alpine, cash dividends received from Superior TeleCom and from interest income, with any shortfall funded from Alpine's existing corporate cash, cash equivalents and marketable securities reserves.

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

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERMS INTEREST RATES AND FOREIGN EXCHANGE RATES AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27--FINANCIAL DATA SCHEDULE

    (b) Reports on Form 8-K

       During the first quarter of 1999, the Company filed a Report on Form 8-K on May 19, 1998 and a report on 8-K/A on July 20, 1998. The Reports provided relevant financial and other data related to the acquisition of Cables of Zion.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE ALPINE GROUP, INC.

                                By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
DATE: SEPTEMBER 14, 1998                      CHIEF FINANCIAL OFFICER