Form 10-Q
period 1998-10-31
ALPINE GROUP INC /DE/
filed 1998-12-14
CIK 4164

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

       FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                CLASS                      OUTSTANDING AT DECEMBER 11, 1998
--------------------------------------  --------------------------------------
     Common Stock, $.10 Par Value                     16,178,887

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         APRIL 30,  OCTOBER 31,
                                                                           1998        1998
                                                                         ---------  -----------
                                                                                    (UNAUDITED)
                                                                             (IN THOUSANDS)
                                            ASSETS
Current assets:
    Cash and cash equivalents..........................................  $  17,841   $  19,989
    Marketable securities..............................................     15,672      14,238
    Accounts receivable (less allowance for doubtful accounts of:
      April 1998, $2,996; October 1998, $3,329)........................    150,020     163,839
    Inventories........................................................    134,570     153,597
    Other current assets...............................................     30,742      33,434
                                                                         ---------  -----------
      Total current assets.............................................    348,845     385,097
Property, plant and equipment, net.....................................    195,513     239,361
Long-term investments and other assets.................................     40,665      48,477
Goodwill (less accumulated amortization: April 1998, $12,774;
    October 1998, $16,032).............................................    201,837     201,950
                                                                         ---------  -----------
      Total assets.....................................................  $ 786,860   $ 874,885
                                                                         ---------  -----------
                                                                         ---------  -----------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................................  $ 107,820   $ 119,238
    Accrued expenses...................................................     92,511      92,419
    Current portion of long-term debt..................................      8,442      15,619
                                                                         ---------  -----------
      Total current liabilities........................................    208,773     227,276
Long-term debt, less current portion...................................    380,868     421,746
Minority interest in subsidiaries......................................     49,805      74,554
Other long-term liabilities............................................     69,899      77,562
                                                                         ---------  -----------
      Total liabilities................................................    709,345     801,138
                                                                         ---------  -----------
Commitments and contingencies
Stockholders' equity:
    9% cumulative convertible preferred stock at liquidation value.....        427         427
    Common stock, $.10 par value; authorized 25,000,000 shares;
      19,865,990 shares and 20,012,015 shares issued at April 1998 and
      October 1998, respectively.......................................      1,986       2,000
    Capital in excess of par value.....................................    136,598     137,774
    Accumulated other comprehensive income.............................       (814)     (1,451)
    Accumulated deficit................................................    (32,834)    (20,904)
                                                                         ---------  -----------
                                                                           105,363     117,846
Shares of common stock in treasury, at cost: April 1998, 2,704,732
  shares; October 1998, 3,664,932 shares...............................    (26,890)    (43,160)
Receivable from stockholders...........................................       (958)       (939)
                                                                         ---------  -----------
    Total stockholders' equity.........................................     77,515      73,747
                                                                         ---------  -----------
      Total liabilities and stockholders' equity.......................  $ 786,860   $ 874,885
                                                                         ---------  -----------
                                                                         ---------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                 DATA)
                                                                          --------------------
Net sales...............................................................  $ 218,958  $ 267,651
Cost of goods sold......................................................    177,056    206,157
                                                                          ---------  ---------
  Gross profit..........................................................     41,902     61,494
Selling, general and administrative expenses............................     16,772     28,915
Amortization of goodwill................................................      1,043      1,644
                                                                          ---------  ---------
  Operating income......................................................     24,087     30,935
Interest (expense)......................................................     (7,218)   (10,236)
Other income, net.......................................................      1,013        365
                                                                          ---------  ---------
  Income before income tax expense and minority interest................     17,882     21,064
Provision for income taxes..............................................     (7,055)    (8,311)
                                                                          ---------  ---------
  Income before minority interest.......................................     10,827     12,753
Minority interest in earnings of subsidiaries...........................     (5,241)    (7,045)
                                                                          ---------  ---------
  Income before extraordinary (loss)....................................      5,586      5,708
Extraordinary (loss) on early extinguishment of debt....................       (832)    --
                                                                          ---------  ---------
  Net income............................................................      4,754      5,708
Preferred stock dividends...............................................        (15)        (8)
                                                                          ---------  ---------
  Net income applicable to common stock.................................  $   4,739  $   5,700
                                                                          ---------  ---------
                                                                          ---------  ---------
Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)..................................  $    0.33  $    0.34
    Extraordinary (loss) on early extinguishment of debt................      (0.05)    --
                                                                          ---------  ---------
      Net income per basic share of common stock........................  $    0.28  $    0.34
                                                                          ---------  ---------
                                                                          ---------  ---------

  Diluted:
    Income before extraordinary (loss)..................................  $    0.29  $    0.30
    Extraordinary (loss) on early extinguishment of debt................      (0.04)    --
                                                                          ---------  ---------
      Net income per diluted share of common stock......................  $    0.25  $    0.30
                                                                          ---------  ---------
                                                                          ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              OCTOBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                 DATA)
Net sales...............................................................  $ 440,028  $ 556,604
Cost of goods sold......................................................    356,188    430,791
                                                                          ---------  ---------
  Gross profit..........................................................     83,840    125,813
Selling, general and administrative expenses............................     34,356     58,500
Amortization of goodwill................................................      2,093      3,316
                                                                          ---------  ---------
  Operating income......................................................     47,391     63,997
Interest (expense)......................................................    (14,727)   (20,616)
Other income, net.......................................................      1,604        359
                                                                          ---------  ---------
  Income before income tax expense and minority interest................     34,268     43,740
Provision for income taxes..............................................    (13,720)   (17,519)
                                                                          ---------  ---------
  Income before minority interest.......................................     20,548     26,221
Minority interest in earnings of subsidiaries...........................    (10,095)   (14,273)
                                                                          ---------  ---------
  Income before extraordinary (loss)....................................     10,453     11,948
Extraordinary (loss) on early extinguishment of debt....................     (1,221)    --
                                                                          ---------  ---------
  Net income............................................................      9,232     11,948
Preferred stock dividends...............................................        (53)       (18)
                                                                          ---------  ---------
  Net income applicable to common stock.................................  $   9,179  $  11,930
                                                                          ---------  ---------
                                                                          ---------  ---------
Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)..................................  $    0.61  $    0.70
    Extraordinary (loss) on early extinguishment of debt................      (0.07)    --
                                                                          ---------  ---------
      Net income per basic share of common stock........................  $    0.54  $    0.70
                                                                          ---------  ---------
                                                                          ---------  ---------

  Diluted:
    Income before extraordinary (loss)..................................  $    0.55  $    0.62
    Extraordinary (loss) on early extinguishment of debt................      (0.07)    --
                                                                          ---------  ---------
      Net income per diluted share of common stock......................  $    0.49  $    0.62
                                                                          ---------  ---------
                                                                          ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED OCTOBER 31, 1998
                                  (UNAUDITED)

                                                                                    9% CUMULATIVE
                                                                                     CONVERTIBLE           ACCUMULATED
                                               COMMON STOCK         CAPITAL        PREFERRED STOCK            OTHER
                                          ----------------------   IN EXCESS   ------------------------   COMPREHENSIVE
                                           SHARES      AMOUNT       OF PAR       SHARES       AMOUNT         INCOME
                                          ---------  -----------  -----------  -----------  -----------  ---------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)

Balance at April 30, 1998...............  19,865,990  $   1,986    $ 136,598          427    $     427      $    (814)

Effect of subsidiaries' equity
  transactions..........................                                 238

Exercise of stock options...............     59,622           6           94

Employee stock purchase plan............     22,348           2          328

Exercise of warrants....................     32,378           3           (3)

Purchase of treasury stock..............

Compensation expense related to stock
  options and grants....................     22,168           2          330

Dividends on preferred stock............

Total comprehensive income (Note 3).....                                                                         (637)

Other...................................      9,509           1          189
                                          ---------  -----------  -----------         ---        -----        -------

Balance at October 31, 1998.............  20,012,015  $   2,000    $ 137,774          427    $     427      $  (1,451)
                                          ---------  -----------  -----------         ---        -----        -------
                                          ---------  -----------  -----------         ---        -----        -------


                                                           TREASURY STOCK       RECEIVABLE
                                          ACCUMULATED   --------------------       FROM
                                            DEFICIT      SHARES     AMOUNT     STOCKHOLDERS      TOTAL
                                          ------------  ---------  ---------  ---------------  ---------

Balance at April 30, 1998...............   $  (32,834)  (2,704,732) $ (26,890)    $    (958)   $  77,515
Effect of subsidiaries' equity
  transactions..........................                                                             238
Exercise of stock options...............                                                             100
Employee stock purchase plan............                                                             330
Exercise of warrants....................                                                          --
Purchase of treasury stock..............                 (960,200)   (16,270)                    (16,270)
Compensation expense related to stock
  options and grants....................                                                19           351
Dividends on preferred stock............          (18)                                               (18)
Total comprehensive income (Note 3).....       11,948                                             11,311
Other...................................                                                             190
                                          ------------  ---------  ---------         -----     ---------
Balance at October 31, 1998.............   $  (20,904)  (3,664,932) $ (43,160)    $    (939)   $  73,747
                                          ------------  ---------  ---------         -----     ---------
                                          ------------  ---------  ---------         -----     ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                    OCTOBER 31,
                                                                                                --------------------
                                                                                                  1997       1998
                                                                                                ---------  ---------
                                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Income before extraordinary (loss)..........................................................  $  10,453  $  11,948
  Adjustments to reconcile income before extraordinary (loss) to net cash provided by operating activities:
    Depreciation and amortization.............................................................     10,648     14,929
    Amortization of deferred debt issuance costs and accretion of debt discount...............      1,158      1,487
    Compensation expense related to stock options and grants..................................        931        386
    Minority interest in earnings of subsidiaries.............................................     10,095     14,273
    Other, net................................................................................         10       (469)
    Change in assets and liabilities, net of effects from companies acquired:
      Accounts receivable.....................................................................    (10,717)     4,914
      Inventories.............................................................................      6,166     (5,104)
      Other current and non-current assets....................................................     (2,142)    (1,349)
      Accounts payable and accrued expenses...................................................      2,711    (15,775)
      Other long-term liabilities.............................................................        971      1,570
                                                                                                ---------  ---------
Cash provided by operating activities.........................................................     30,284     26,810
                                                                                                ---------  ---------
Cash flows from investing activities:
  Acquisition, net of cash acquired...........................................................     --        (22,625)
  Capital expenditures........................................................................     (9,453)   (17,547)
  Net proceeds from the sale of assets........................................................      5,028      1,739
  Other.......................................................................................      1,102        (47)
                                                                                                ---------  ---------
Cash used for investing activities............................................................     (3,323)   (38,480)
                                                                                                ---------  ---------
Cash flows from financing activities:
  (Repayments) borrowings under revolving credit facilities, net..............................    (10,893)    35,397
  Repayments of long-term borrowings..........................................................    (16,494)    (1,638)
  Proceeds from exercise of stock options.....................................................      1,973        763
  Purchase of treasury shares.................................................................     (8,433)   (16,270)
  Subsidiary treasury stock purchases.........................................................     --         (6,117)
  Dividends on subsidiary common stock........................................................     --         (1,028)
  Other.......................................................................................       (283)     2,711
                                                                                                ---------  ---------
Cash (used for) provided by financing activities..............................................    (34,130)    13,818
                                                                                                ---------  ---------
Net (decrease) increase in cash and cash equivalents..........................................     (7,169)     2,148
Cash and cash equivalents at beginning of period..............................................     21,606     17,841
                                                                                                ---------  ---------
Cash and cash equivalents at end of period....................................................  $  14,437  $  19,989
                                                                                                ---------  ---------
                                                                                                ---------  ---------
Supplemental disclosures:
  Cash paid for interest......................................................................  $  14,528  $  20,154
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Cash paid for income taxes..................................................................  $  19,086  $  18,994
                                                                                                ---------  ---------
                                                                                                ---------  ---------
  Non cash financing activity:
    Exchange of preferred stock for common stock:
      Common stock issued.....................................................................  $   1,000
                                                                                                ---------
                                                                                                ---------
      Preferred stock redeemed................................................................  $   1,000
                                                                                                ---------
                                                                                                ---------
  Acquisition of business:
    Assets, net of cash acquired..............................................................             $  83,636
    Liabilities assumed.......................................................................               (44,728)
    Minority equity interest in net assets of subsidiary......................................               (16,283)
                                                                                                           ---------
    Net cash (paid)...........................................................................             $ (22,625)
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

                                OCTOBER 31, 1998

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or "the Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

2.  INVENTORIES

    At April 30, 1998 and October 31, 1998, the components of inventories were as follows:

                                                         APRIL 30,  OCTOBER 31,
                                                           1998        1998
                                                         ---------  -----------
                                                             (IN THOUSANDS)
Raw materials..........................................  $  48,543   $  52,209
Work in process........................................     19,214      24,931
Finished goods.........................................     66,813      76,457
                                                         ---------  -----------
                                                         $ 134,570   $ 153,597
                                                         ---------  -----------
                                                         ---------  -----------

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

    The components of comprehensive income for the six months ended October 31, 1997 and 1998 were as follows:

                                                              1997       1998
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Net income................................................  $   9,232  $  11,948
Foreign currency translation adjustment...................      2,016       (637)
                                                            ---------  ---------
Comprehensive income......................................  $  11,248  $  11,311
                                                            ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998

                                  (UNAUDITED)

4.  ACQUISITION

    On May 5, 1998, Superior TeleCom Inc. ("Superior Telecom"), Alpine's 50.4% owned subsidiary, acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million. Superior TeleCom has a two-year option to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Cables of Zion are included in the Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the six months ended October 31, 1997, which give effect to the Cables of Zion acquisition and the American Premier Holdings, Inc. acquisition (see Note 6 to the Company's Annual Report on Form 10-K for the year ended April 30, 1998) as if the transactions had occurred on May 1, 1997, are presented below. The pro forma results of operations for the six months ended October 31, 1998 are not presented below since the results of operations of Cables of Zion for the five-day period from May 1, 1998 through the acquisition date are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented or of the future results of operations.

                                                                            SIX MONTHS ENDED
                                                                            OCTOBER 31, 1997
                                                                                PRO FORMA
                                                                            -----------------
                                                                             (IN THOUSANDS,
                                                                            EXCEPT PER SHARE
                                                                                  DATA)
Net sales.................................................................      $ 573,827
Income before income tax expense and minority interest....................         36,012
Income before extraordinary (loss)........................................          9,798
Extraordinary (loss) on early extinguishment of debt......................         (1,221)
Net income applicable to common stock.....................................          8,524

Net income (loss) per diluted share of common stock:
  Income before extraordinary (loss)......................................      $    0.51
  Extraordinary (loss) on early extinguishment of debt....................          (0.07)
                                                                                 --------
    Net income per diluted share..........................................      $    0.44
                                                                                 --------
                                                                                 --------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998

                                  (UNAUDITED)

5.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended October 31, 1997 and 1998 is as follows:

                                                                   THREE MONTHS ENDED OCTOBER 31,
                                                --------------------------------------------------------------------
                                                              1997                               1998
                                                ---------------------------------  ---------------------------------
                                                   NET                 PER SHARE      NET                 PER SHARE
                                                 INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock before
  extraordinary (loss)........................  $   5,586                          $   5,708
Less: preferred stock dividends...............        (15)                                (8)
                                                ---------                          ---------
Basic earnings per common share before
  extraordinary (loss)........................  $   5,571     16,922   $    0.33   $   5,700     16,924   $    0.34
                                                                           -----                              -----
                                                                           -----                              -----
Dilutive impact of stock options, warrants and
  grants......................................         --      1,642                      --      1,475
Dilution in subsidiary earnings from
  subsidiary stock options....................       (121)        --                    (236)        --
Assumed conversion of preferred stock.........         15        117                       8         50
                                                ---------  ---------               ---------  ---------
Diluted earnings per common share before
  extraordinary (loss)........................  $   5,465     18,681   $    0.29   $   5,472     18,449   $    0.30
                                                ---------  ---------       -----   ---------  ---------       -----
                                                ---------  ---------       -----   ---------  ---------       -----

                                                                    SIX MONTHS ENDED OCTOBER 31,
                                                --------------------------------------------------------------------
                                                              1997                               1998
                                                ---------------------------------  ---------------------------------
                                                   NET                 PER SHARE      NET                 PER SHARE
                                                 INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                ---------  ---------  -----------  ---------  ---------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock before
  extraordinary (loss)........................  $  10,453                          $  11,948
Less: preferred stock dividends...............        (53)                               (18)
                                                ---------                          ---------
Basic earnings per common share before
  extraordinary (loss)........................  $  10,400     16,987   $    0.61   $  11,930     17,024   $    0.70
                                                                           -----                              -----
                                                                           -----                              -----
Dilutive impact of stock options, warrants and
  grants......................................     --          1,480                  --          1,563
Dilution in subsidiary earnings from
  subsidiary stock options....................       (238)    --                        (419)    --
Assumed conversion of preferred stock.........         53        180                      18         52
                                                ---------  ---------               ---------  ---------
Diluted earnings per common share before
  extraordinary (loss)........................  $  10,215     18,647   $    0.55   $  11,529     18,639   $    0.62
                                                ---------  ---------       -----   ---------  ---------       -----
                                                ---------  ---------       -----   ---------  ---------       -----

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998

                                  (UNAUDITED)

6.  SUBSEQUENT EVENT

    On October 21, 1998, Superior TeleCom entered into a definitive merger agreement with Essex International Inc. ("Essex"), a New York Stock Exchange listed company, pursuant to which Superior TeleCom committed to acquire all of the outstanding common shares and options of Essex for an aggregate consideration of approximately $936 million. The consideration consists of approximately $769 million in cash and approximately $167 million in liquidation value of a new series of 8 1/2% trust convertible exchangeable preferred securities. In addition, Superior TeleCom will assume or refinance approximately $405 million of Essex's existing debt.

    On November 27, 1998, the first stage of the acquisition was completed with the funding of a cash tender offer for approximately 81% of the outstanding Essex common shares. Upon completion of the second stage of the acquisition, the remaining 19% of Essex common shares will be converted into the right to receive
0.64 of a share of Superior Telecom's 8 1/2% trust convertible exchangeable preferred securities with a per share liquidation value of $50.

    In connection with the transaction, Superior TeleCom entered into a $1.15 billion amended and restated senior credit facility and a $200 million senior subordinated credit facility. Proceeds from the financing were used to (i) pay the cash portion of the aforementioned purchase price, (ii) repay certain Essex indebtedness, (iii) refinance Superior TeleCom's existing outstanding bank debt, and (iv) pay related transaction expenses.

    The acquisition will be accounted for using the purchase method with the purchase price being allocated based upon the estimated fair value of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired will be amortized on a straight line basis over 35 years.

7.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Alpine Group, Inc. (the "Company" or "Alpine"), through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Premier Refractories International Inc. ("Premier"), operates in three industry segments. Superior TeleCom, a 50.1% owned subsidiary, operates in the following industry segments: (i) copper wire and cable products for the telecommunications industry through its subsidiary, Superior Telecommunications Inc. ("Superior") and (ii) data communications and electronics products and systems for defense, governmental and commercial applications through its subsidiary, DNE Systems, Inc. ("DNE"). The results of operations of Superior for the three and six months ended October 31, 1998 include the operations of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israeli-based cable and wire manufacturer, a 51% interest of which was acquired by Superior TeleCom on May 5, 1998 (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements). Premier, an 83.4% owned subsidiary, provides refractory products and services for the iron and steel, glass, aluminum, cement and co-generation industries. Premier includes the operations of Premier North America and Premier Europe. The results of operations of Premier North America for the three and six months ended October 31, 1998 include the operations of American Premier Holdings, Inc. ("American Premier") which was acquired on January 30, 1998 (see Note 6 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 30, 1998).

RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three and six months ended October 31, 1997 and 1998.

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          OCTOBER 31,           OCTOBER 31,
                                                      --------------------  --------------------
                                                        1997       1998       1997       1998
                                                      ---------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
Net sales:
  Telecommunications wire and cable.................  $ 131,394  $ 141,603  $ 258,114  $ 293,438
  Data communications and electronics...............      7,818      4,494     12,331      9,533
  Refractories......................................     79,746    121,554    169,583    253,633
                                                      ---------  ---------  ---------  ---------
    Consolidated....................................    218,958    267,651    440,028    556,604

Gross profit:
  Telecommunications wire and cable.................  $  22,976  $  31,520  $  46,011  $  64,097
  Data communications and electronics...............      2,366      1,952      3,673      3,671
  Refractories......................................     16,560     28,022     34,156     58,045
                                                      ---------  ---------  ---------  ---------
    Consolidated....................................     41,902     61,494     83,840    125,813

Gross profit percentage:
  Telecommunications wire and cable.................       17.5%      22.3%      17.8%      21.8%
  Data communications and electronics...............       30.3       43.4       29.8       38.5
  Refractories......................................       20.8       23.1       20.1       22.9
    Consolidated....................................       19.1       23.0       19.1       22.6

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              OCTOBER 31,           OCTOBER 31,
                                                          --------------------  --------------------
                                                            1997       1998       1997       1998
                                                          ---------  ---------  ---------  ---------
                                                              (DOLLARS IN           (DOLLARS IN
                                                               THOUSANDS)            THOUSANDS)
Selling, general and administrative expenses:
  Telecommunications wire and cable.....................  $   3,250  $   5,638  $   6,401  $  11,358
  Data communications and electronics...................      1,482      1,374      2,853      2,853
  Refractories..........................................      9,873     19,304     20,653     38,348
  Corporate and other expenses..........................      2,167      2,599      4,449      5,941
                                                          ---------  ---------  ---------  ---------
    Consolidated........................................     16,772     28,915     34,356     58,500

Amortization of goodwill:
  Telecommunications wire and cable.....................  $     430  $     438  $     860  $     884
  Refractories..........................................        613      1,206      1,233      2,432
                                                          ---------  ---------  ---------  ---------
    Consolidated........................................      1,043      1,644      2,093      3,316

Operating income:
  Telecommunications wire and cable.....................  $  19,296  $  25,444  $  38,750  $  51,855
  Data communications and electronics...................        884        578        820        818
  Refractories..........................................      6,074      7,512     12,270     17,265
  Corporate and other expenses..........................     (2,167)    (2,599)    (4,449)    (5,941)
                                                          ---------  ---------  ---------  ---------
    Consolidated........................................  $  24,087  $  30,935  $  47,391  $  63,997
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------

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

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          OCTOBER 31,           OCTOBER 31,
                                                      --------------------  --------------------
                                                        1997       1998       1997       1998
                                                      ---------  ---------  ---------  ---------
                                                          (DOLLARS IN           (DOLLARS IN
                                                           THOUSANDS)            THOUSANDS)
Net sales...........................................  $ 126,467  $ 151,886  $ 249,809  $ 312,287
Gross profit........................................     22,976     31,520     46,011     64,097
Gross profit percentage.............................       18.2%      20.8%      18.4%      20.5%

TELECOMMUNICATIONS WIRE AND CABLE--RESULTS OF OPERATIONS

SUPERIOR--RESULTS OF OPERATIONS

    Superior's net sales for the quarter ended October 1998 were $141.6 million, representing an increase of $10.2 million, or 7.8%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's net sales were $293.4 million, representing an increase of $35.3 million, or 13.7%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper value of $1.00 per pound, Superior's comparative percentage increase in net sales for the quarter and six months ended

October 1998 was 20.1% and 25.0%, respectively (see "Superior Supplemental Data" included in the industry segment operating statement data). The increase in net sales on a constant copper value basis for the quarter and six months ended October 1998 included $16.6 million and $39.5 million, respectively, in net sales contributed by Cables of Zion. Additionally, Superior's North American operations experienced a comparative increase in net sales for the quarter and six months ended October 1998 of $8.8 million and $23.0 million, respectively, (representing an increase of 6.9% and 9.2%, respectively). The comparative increase in Superior's North American net sales for both the three month and six month periods ended October 1998 is due to continued increased demand for copper wire and cable products resulting from the growth in copper-based telephone access lines and increased maintenance spending by several of Superior's major telephone company customers.

    Superior's gross profit increased by $8.5 million, or 37.2%, to $31.5 million for the quarter ended October 1998 as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's gross profit increased by $18.1 million, or 39.3%, to $64.1 million as compared to the same period in the prior fiscal year. The comparative increase in gross profit for the quarter and six months ended October 1998 included $2.5 million and $6.3 million, respectively, in incremental gross profit contribution by Cables of Zion, as well as an increase of $6.1 million and $11.8 million, respectively, in the comparative gross profit generated by Superior's North American operations. Superior's gross margin, based on actual sales, was 22.3% for the quarter ended October 1998 and 21.8% for the six months ended October 1998, as compared to 17.5% and 17.8%, respectively, for the quarter and six months ended October 1997. Adjusted to a constant copper sales value of $1.00 per pound, Superior's gross margin increased to 20.8% and 20.5%, respectively, for the quarter and six months ended October 1998, as compared to 18.2% and 18.4%, respectively, for the quarter and six months ended October 1997. The increase in gross margin was attributable to manufacturing cost reductions resulting from production efficiencies, lower raw material prices, product and customer mix and improved cost absorption resulting from increased production volumes. The increase in gross margin was partially offset by lower margin product sales at Cables of Zion.

    Superior's SG&A expense for the quarter ended October 1998 was $5.6 million, representing an increase of $2.4 million, or 73.5%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's SG&A expense was $11.4 million, representing an increase of $5.0 million, or 77.4%, as compared to the same period in the prior fiscal year. The increase for the quarter and six months ended October 1998 was due primarily to the inclusion of $1.5 million and $3.3 million, respectively, in SG&A expense from Cables of Zion and an increase of $0.9 million and $1.6 million, respectively, in Superior's North American SG&A expense. The increase in Superior's North American SG&A expense resulted from the expansion of product development activities and incremental staff required to support the increased level of activity.

    Superior's operating income for the quarter ended October 1998 was $25.4 million, representing an increase of $6.1 million, or 31.9%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Superior's operating income was $51.9 million, representing an increase of $13.1 million, or 33.8%, as compared to the same period in the prior fiscal year. The substantial comparative increase in operating income resulted from higher net sales, improved margins, and the inclusion of the results of operations of Cables of Zion beginning in the first quarter of fiscal 1999, partially offset by higher Superior North American SG&A expenses.

DNE--RESULTS OF OPERATIONS

    For the quarter ended October 1998, DNE's net sales were $4.5 million, representing a decrease of $3.3 million, or 42.5%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, DNE's net sales were $9.5 million, representing a decrease of $2.8 million, or 22.7%, as compared to the same period in the prior fiscal year. The comparative decrease in net sales in the current fiscal year resulted from the completion of a substantial commercial multiplexer contract during the comparable period in the prior fiscal year, partially offset by an increase in shipments to various government agencies of a new generation multiplexer during the current fiscal year.

    DNE's gross profit decreased by $0.4 million, or 17.5%, to $2.0 million for the quarter ended October 1998 as compared to the same period in the prior fiscal year. For the six months ended October 1998, DNE's gross profit was unchanged compared to the same period in the prior fiscal year. DNE's gross margin increased to 43.4% for the quarter ended October 1998 and to 38.5% for the six months ended October 1998, as compared to 30.3% and 29.8%, respectively, for the quarter and six months ended October 1997. The increase in gross margin was attributable to favorable product mix resulting from the increase in government related shipments, as well as the benefit of manufacturing cost reductions.

    DNE's SG&A expense for the quarter and six months ended October 1998 was comparable to the same periods in the prior fiscal year.

    DNE generated operating income of $0.6 million and $0.8 million, respectively, during the quarter and six months ended October 1998, as compared to $0.9 million and $0.8 million, respectively, for the same periods in the prior fiscal year. The comparative decline in operating income in the current year fiscal periods was attributable to reduced net sales, partially offset by improving gross margins.

REFRACTORIES--RESULTS OF OPERATIONS

    Premier's net sales for the quarter ended October 1998 were $121.6 million, representing an increase of $41.8 million, or 52.4%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Premier's net sales were $253.6 million, representing an increase of $84.1 million, or 49.6%, as compared to the same period in the prior fiscal year. The increase in net sales for the quarter and six months ended October 1998 was attributable to the inclusion of the operations of American Premier as well as to continued strength in Premier's construction, industrial and chemicals sectors. Partially offsetting the aforementioned factors favorably impacting net sales, was a significant decline in shipments to U.S. and European steel industry customers during recent months, whose production levels have been reduced due to the impact of increasing imports from Japan, Russia, Korea, and Brazil. The Company expects shipments to the steel industry (which represents 50% of Premier's total sales) to continue to be negatively impacted by these factors, at least through the remainder of fiscal 1999.

    Premier's gross profit for the quarter ended October 1998 was $28.0 million, representing an increase of $11.5 million, or 69.2%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Premier's gross profit was $58.0 million, representing an increase of $23.9 million, or 69.9%, as compared to the same period in the prior fiscal year. The combined gross profit percentages for the quarter and six months ended October 1998 was 23.1% and 22.9%, respectively, as compared to 20.8% and 20.1%, respectively, for the same periods in the prior fiscal year. The comparative increase in gross profit percentages resulted from: (i) the inclusion of American Premier's higher margin product lines, (ii) strong margins generated in the Company's construction division, and (iii) cost reductions resulting from the integration of the American Premier acquisition. These positive factors were partially offset by a decline in selling prices resulting primarily from the competitive environment in the steel industry and reduced absorption of overhead due to production volumes declines.

    Premier's SG&A expense for the quarter ended October 1998 was $19.3 million, representing an increase of $9.4 million, or 95.5%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Premier's SG&A expense was $38.3 million, representing an increase of $17.7 million, or 85.7%, as compared to the same period in the prior fiscal year. The increase in Premier's SG&A expense was attributable to the inclusion of American Premier, offset by a comparative reduction in SG&A expense in Premier's European operations for the quarter and six months ended October 1998. The reduction in SG&A expense at Premier Europe resulted from cost reduction initiatives implemented subsequent to the acquisition of Premier Europe in April 1997. Notwithstanding the increase in Premier's

SG&A expense resulting from the American Premier acquisition, Premier North America has effected a restructuring plan that includes the consolidation of certain administrative and sales functions. Management anticipates that this restructuring plan will result in a progressive reduction in selected SG&A expense components of Premier throughout the remainder of fiscal 1999.

    Premier's operating income for the quarter ended October 1998 was $7.5 million, representing an increase of $1.4 million, or 23.7%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, Premier's operating income was $17.3 million, representing an increase of $5.0 million, or 40.7%, as compared to the same period in the prior fiscal year. The increase in operating income resulted from the inclusion of American Premier for the periods ended October 1998, offset by the impact of lower shipment volumes and selling prices to the Company's steel industry customers.

CONSOLIDATED RESULTS OF OPERATIONS

    The acquisitions of American Premier and Cables of Zion and the growth in Superior's North American telecommunications wire and cable sales resulted in comparative consolidated net sales increasing by $48.7 million, or 22.2%, for the quarter ended October 1998 and by $116.6 million, or 26.5%, for the six months ended October 1998, as compared to the same periods in the prior fiscal year. The growth in net sales and an increase in both the telecommunications wire and cable and refractories products' gross margin, gave rise to a consolidated comparative increase in gross profit of $19.6 million, or 46.8%, for the quarter ended October 1998 and by $42.0 million, or 50.1%, for the six months ended October 1998, as compared to the same periods in the prior fiscal year.

    Consolidated SG&A expense for the quarter ended October 1998 was $28.9 million, representing an increase of $12.1 million, or 72.4%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, consolidated SG&A expense was $58.5 million, representing an increase of $24.1 million, or 70.3%, as compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of American Premier and Cables of Zion for the current fiscal periods, along with higher corporate expense attributable to the increased scale and breadth of the Company's operations and activities.

    Consolidated operating income for the quarter ended October 1998 was $30.9 million, representing an increase of $6.8 million, or 28.4%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, consolidated operating income was $64.0 million, representing an increase of $16.6 million, or 35.0%, as compared to the same period in the prior fiscal year. The increase in operating income was primarily the result of the contribution from American Premier and the growth in net sales and gross profit in Superior's North American telecommunications wire and cable operations.

    Consolidated interest expense for the quarter ended October 1998 was $10.2 million, representing an increase of $3.0 million, or 41.8%, as compared to the same period in the prior fiscal year. For the six months ended October 1998, consolidated interest expense was $20.6 million, representing an increase of $5.9 million, or 40.0%, as compared to the same period in the prior fiscal year. The increase in consolidated interest expense reflected the increase in consolidated debt resulting from the acquisitions of American Premier and Cables of Zion, offset by a decrease in debt at Superior North America, due to strong operating cash flows generated during the past twelve months, and the impact of lower interest rates.

    Consolidated other income (net) for the quarter ended October 1998 was $0.4 million, representing a decrease of $0.6 million as compared to the same period in the prior fiscal year. For the six months ended October 1998, consolidated other income (net) was $0.4 million, representing a decrease of $1.2 million as compared to the same period in the prior fiscal year. The major components of other income (net) for the six months ended October 31, 1998 included investment losses on marketable securities and currency translation losses (related to Cables of Zion) of $2.2 million, offset by a $1.0 million receipt representing a return of prior year insurance premiums and the recognition of $1.6 million in interest income primarily related to advances to PolyVision Corporation.

    Provision for income taxes for the quarter and six months ended October 1998 was $8.3 million and $17.5 million, respectively, as compared to the provision for income taxes of $7.1 million and $13.7 million, respectively, for the same periods in the prior fiscal year. The effective tax rate for the quarter and six months ended October 1998 was 39.5% and 40.1%, respectively, which compares with an effective tax rate of 39.5% and 40.0%, respectively, for the quarter and six months ended October 1997.

    A minority interest charge of $7.0 million and $14.3 million, respectively, was recorded for the quarter and six months ended October 1998 as compared to $5.2 million and $10.1 million, respectively, for the same periods in the prior fiscal year; such charge representing minority stockholders' interest in net income of Superior TeleCom, Premier and Cables of Zion.

    Net income attributable to common stock was $5.7 million, or $0.30 per diluted share, for the quarter ended October 1998, as compared to net income attributable to common stock before extraordinary loss of $5.6 million, or $0.29 per diluted share, for the same period in the prior fiscal year. For the six months ended October 1998, net income attributable to common stock was $11.9 million, or $0.62 per diluted share, as compared to net income attributable to common stock before extraordinary loss of $10.4 million, or $0.55 per diluted share, for the same period in the prior fiscal year. The comparative increase in net income was due to the increase in operating income, partially offset by higher interest charges (associated with acquisition related debt at Premier and Cables of Zion) and the increase in the aforementioned minority interest charge.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended October 31, 1998, the Company generated $26.8 million in cash flow from operating activities consisting of $42.6 million in cash flow generated from operations (net income plus non-cash charges) reduced by $15.7 million in cash flow used for net working capital changes. The major working capital changes included a $5.1 million increase in inventories, a $15.8 million reduction in accounts payable and accrued expenses, offset by a $4.9 million decrease in accounts receivable. Cash used for investing activities amounted to $38.5 million consisting principally of $25.0 million in cash paid for the acquisition of Cables of Zion and $17.5 million in capital expenditures. Cash provided by financing activities amounted to $13.8 million consisting principally of $35.3 million in net borrowings under revolving credit facilities and $22.4 million used for the purchase of Company and subsidiary common stock.

    At October 31, 1998, the Company's consolidated long-term debt was $437.4 million, with the components of such debt, on an entity basis, consisting of the following (in millions):

Long-term debt obligations of:
  Premier and subsidiaries..........................................  $   296.8
  Superior TeleCom and subsidiaries.................................      103.1
  Alpine corporate..................................................       37.5
                                                                      ---------
                                                                      $   437.4
                                                                      ---------
                                                                      ---------

    The Company, on a consolidated basis, had $34.2 million in cash, cash equivalents and marketable securities at October 31, 1998. Of such amount, $6.7 million was maintained by Premier and its subsidiaries, $12.8 million by Superior TeleCom and its subsidiaries, and $14.7 million at the Alpine corporate level.

    At October 31, 1998, Superior Telecom had $83.6 million outstanding under its existing Credit Facility. On November 27, 1998, Superior Telecom, in conjunction with the Essex acquisition (See Note 6 to the accompanying consolidated financial statement), entered into a $1.15 billion amended and restated credit agreement ("Credit Agreement") and a $200 million senior subordinated credit agreement ("Senior Notes"). The Credit Agreement consists of a $500 million term loan A, a $425 million term loan B, and a $225 million revolving credit facility. Proceeds from the financing were used to (i) pay $769 million, representing the cash portion of the Essex acquisition purchase price, (ii) refinance approximately $84 million under Superior's existing Credit Facility,
(iii) refinance approximately $280 million of Essex's existing credit facilities, and (iv) pay related transaction expenses. Subsequent to the acquisition and refinancing, Superior TeleCom expects to have approximately $150 million of undrawn availability under the revolving credit facility. Obligations under the Credit Agreement and the Senior Notes are secured by substantially all of the assets of Superior TeleCom and its subsidiaries and by the stock of Superior TeleCom's subsidiaries. The Credit Agreement and Senior Notes contain customary performance and financial covenants.

    As of October 31, 1998, Premier had $28.5 million in availability under its revolving credit facility and an additional $6.7 million in cash and cash equivalents. Premier's principal debt service commitments for the next 12 months amount to $8.7 million and capital expenditures are expected to approximate $10-$15 million. Alpine anticipates that Premier will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Premier's revolving credit facility should be sufficient to cover such shortfall.

    Alpine holds, in addition to corporate cash, cash equivalents and marketable securities, approximately 8.1 million common shares (representing 50.1% of the outstanding common shares) of Superior TeleCom (NYSE:SUT) which, based on the closing price on December 10, 1998, had a market value of approximately $311.6 million and a consolidated carrying value as recorded by Alpine (net of minority interest) of approximately $49.9 million. Superior TeleCom common stock owned by Alpine with a market value of approximately $95 million is pledged as collateral to secure certain debt of Alpine and Premier.

    The Superior TeleCom and Premier credit arrangements include restrictions and/or limitations on dividends or other payments by such subsidiaries to Alpine. For the next 12 month period, Alpine expects to fund its corporate activities (which includes approximately $11-12 million in estimated cash corporate overhead and interest expense) from allowable management fees payable by its subsidiaries to Alpine, cash dividends received from Superior TeleCom and from interest income, with any shortfall funded from Alpine's existing corporate cash, cash equivalents and marketable securities reserves.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

THE MERGER AGREEMENT AND THE OFFER

    On October 21, 1998, Superior TeleCom entered into an Agreement and Plan of Merger (the "Merger Agreement") with SUT Acquisition Corp., a newly formed Delaware corporation and a subsidiary of Superior TeleCom ("SUT Acquisition"), and Essex International Inc., a Delaware corporation ("Essex"). Under the terms of the Merger Agreement, SUT Acquisition commenced a cash tender offer (the "Offer"), on October 28, 1998, to acquire up to 22,562,135 shares of common stock of Essex (the "Shares") at a price of $32.00 per Share. On November 27, 1998, following the expiration of the Offer, Superior TeleCom, through SUT Acquisition, accepted for purchase 22,562,135 Shares (representing approximately 81% of the Shares outstanding as of October 20, 1998), on a pro rata basis, that had been validly tendered and not withdrawn in the Offer.

    In accordance with the Merger Agreement, a special meeting of Essex's stockholders will be convened to vote to adopt the Merger Agreement, which provides that SUT Acquisition will be merged with and into Essex (the "Merger"), with the result that Essex will be an indirect, wholly-owned subsidiary of Superior TeleCom. It is expected that, following the Merger, the business and operations of Essex will continue to be conducted substantially as they are currently conducted.

THE CREDIT AGREEMENT

    In connection with the Offer, on November 27, 1998, Superior/Essex Corp., a newly formed Delaware corporation and a wholly-owned subsidiary of Superior TeleCom ("Superior/Essex"), Essex Group, Inc., a Michigan corporation and a subsidiary of Essex ("Essex Group"), and Superior TeleCom and certain subsidiaries of Superior TeleCom and Essex, as guarantors (collectively, the "Guarantors"), entered into an Amended and Restated Credit Agreement (the "Credit Agreement") among Superior/Essex and Essex Group, as borrowers, the Guarantors, various lenders, Merrill Lynch & Co., as documentation agent ("Merrill"), Fleet National Bank, as syndication agent ("Fleet"), and Bankers Trust Company, as administrative agent ("Bankers Trust"). The Credit Agreement provides for total borrowings of up to $1.15 billion. Total borrowings of approximately $948.0 million under the Credit Agreement were used to pay a portion of the consideration required to consummate the Offer (including the refinancing of certain indebtedness of Superior TeleCom and Essex Group) and to pay related fees and expenses

    The Credit Agreement is comprised of two tranches of term loans and a revolving credit facility. Interest on amounts outstanding under the Credit Agreement is based upon either (i) the Federal Funds Rate, Bankers Trust's prime lending rate or an adjusted certificate of deposit rate or (ii) the rate in the Eurodollar market for deposits in dollars or the rate in the London market for deposits in pounds sterling plus, in each case, an applicable margin, a variable component which, in certain circumstances, is subject to adjustment based on the leverage ratio maintained by Superior/Essex and its subsidiaries. The two tranches of term loans have five and one-half and seven year terms and the revolving credit facility has a five and one-half year term. Each of the term loans requires periodic mandatory amortization payments.

    The obligations of each of Superior/Essex and Essex Group under the Credit Agreement are unconditionally guaranteed by the other party and their respective obligations are guaranteed by certain of their respective subsidiaries as well as by Superior TeleCom. The indebtedness incurred under the Credit Agreement is secured by a first priority lien on substantially all the assets of Superior TeleCom, Superior/ Essex, Essex Group and their subsidiaries.

THE SUBORDINATED CREDIT AGREEMENT

    Concurrently with the execution of the Credit Agreement, Superior/Essex also entered into the $200,000,000 Senior Subordinated Credit Agreement (the "Subordinated Credit Agreement") among Superior/Essex, as borrower, Superior TeleCom and certain subsidiaries of Superior TeleCom (including Essex and Essex Group), as guarantors, various lenders, Fleet, as syndication agent, and Bankers Trust, as administrative agent. Proceeds of the Subordinated Credit Agreement were used to finance the Offer, to refinance certain existing indebtedness of Superior TeleCom and Essex and to pay related fees and expenses.

    The Subordinated Credit Agreement is a general unsecured obligation of Superior/Essex which ranks PARI PASSU in right of payment with all future senior subordinated indebtedness and senior to all other subordinated indebtedness. The Subordinated Credit Agreement is guaranteed by Superior TeleCom and by certain subsidiaries of Superior TeleCom (including Essex Group) on a joint and several basis. The Subordinated Credit Agreement matures in 2006 and is prepayable at the option of Superior/Essex at any time. Mandatory prepayments are required from: (i) the net proceeds from issuances of debt to the extent not required to repay senior indebtedness (i.e., the Credit Agreement) and (ii) the net proceeds from equity issuances (with certain exceptions).

    Interest on the Subordinated Credit Agreement is payable quarterly. For the first six months after the borrowing date, interest is based upon LIBOR plus 4.25% and, if LIBOR rate loans are not available, the alternate base rate (the higher of prime or 1/2 of 1% over the Federal Funds Rate) plus 3.25%. Upon the six month anniversary of the borrowing date, interest is based upon LIBOR plus 4.50% and, if LIBOR rate loans are not available, the alternate base rate plus 3.50%. Upon the 12 month anniversary of the borrowing date, interest is based upon LIBOR plus 5.00% and, if LIBOR rate loans are not available, the alternate base rate plus 4.00%. After the 12 month anniversary of the borrowing date, the interest rate will increase by 0.25% per quarter, but the maximum interest rate will be LIBOR plus 5.50% and, if LIBOR rate loans are not available, the alternate base rate plus 4.50%.

    Financial statements required by Item 7 of Form 8-K will be filed on Form 8-K/A not later than 60 days after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

 EXHIBIT NUMBER                                               DESCRIPTION
-----------------  -------------------------------------------------------------------------------------------------

          2.1      Agreement and Plan of Merger, dated as of October 21, 1998, by and among Superior TeleCom Inc.,
                   SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Exhibit
                   (c)(1) to the Tender Offer Statement on Schedule 14D-1 filed by Superior TeleCom Inc. and SUT
                   Acquisition Corp. on October 28, 1998).

         10.1      Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior/Essex Corp.,
                   Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as documentation agent, Fleet National Bank, as syndication agent, and Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A filed by The Alpine Group, Inc., Superior TeleCom Inc., Superior/Essex Corp. and SUT Acquisition
                   Corp. on December 7, 1998 (the "Schedule 13D")).

         10.2      Senior Subordinated Credit Agreement, dated as of November 27, 1998, among Superior/ Essex Corp., as borrower, Superior TeleCom Inc., as Parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as syndication agent, and Bankers Trust Company, as administrative agent (incorporated herein by reference to Exhibit 99.8 to the Schedule 13D).

       27*         Financial Data Schedule

(B) REPORTS ON FORM 8-K

    None.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE ALPINE GROUP, INC.

                                By:  /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                     David S. Aldridge
Date: December 14, 1998              CHIEF FINANCIAL OFFICER