Form 10-Q
period 1999-01-31
ALPINE GROUP INC /DE/
filed 1999-03-17
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)

               1790 BROADWAY                           10019-1412
             NEW YORK, NEW YORK                        (Zip code)
  (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 212-757-3333

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 Days. Yes X No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                         CLASS                                         OUTSTANDING AT MARCH 16, 1999
--------------------------------------------------------  --------------------------------------------------------
              Common Stock, $.10 Par Value                                       15,552,339

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                          APRIL 30,   JANUARY 31,
                                                                                             1998         1999
                                                                                          ----------  ------------
                                                                                                      (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $   17,841  $     32,524
  Marketable securities.................................................................      15,672        14,594
  Accounts receivable (less allowance for doubtful accounts of: April 1998, $2,996;
    January 1999, $8,603)...............................................................     150,020       320,092
  Inventories...........................................................................     134,570       446,333
  Other current assets..................................................................      30,742        67,471
                                                                                          ----------  ------------
    Total current assets................................................................     348,845       881,014
Property, plant and equipment, net......................................................     195,513       626,218
Long-term investments and other assets..................................................      40,665        90,614
Goodwill (less accumulated amortization: April 1998, $12,774; January 1999, $20,180)....     201,837       850,074
                                                                                          ----------  ------------
    Total assets........................................................................  $  786,860  $  2,447,920
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $  107,820  $    180,596
  Accrued expenses......................................................................      92,511       172,553
  Short-term borrowings.................................................................          --       109,402
  Current portion of long-term debt.....................................................       8,442        71,632
                                                                                          ----------  ------------
    Total current liabilities...........................................................     208,773       534,183
Long-term debt, less current portion....................................................     380,868     1,552,649
Minority interest in subsidiaries.......................................................      49,805       119,438
Other long-term liabilities.............................................................      69,899       175,890
                                                                                          ----------  ------------
    Total liabilities...................................................................     709,345     2,382,160
                                                                                          ----------  ------------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value........................         427           427
  Common stock, $.10 par value; authorized 25,000,000 shares; 19,865,990 shares and
    20,050,045 shares issued at April 1998 and January 1999, respectively...............       1,986         2,005
  Capital in excess of par value........................................................     136,598       138,224
  Accumulated other comprehensive income (loss).........................................        (814)       (2,536)
  Accumulated deficit...................................................................     (32,834)      (20,522)
                                                                                          ----------  ------------
                                                                                             105,363       117,598
Shares of common stock in treasury, at cost: April 1998, 2,704,732 shares; January 1999,
  4,165,932 shares......................................................................     (26,890)      (50,830)
Receivable from stockholders............................................................        (958)       (1,008)
                                                                                          ----------  ------------
    Total stockholders' equity..........................................................      77,515        65,760
                                                                                          ----------  ------------
      Total liabilities and stockholders' equity........................................  $  786,860  $  2,447,920
                                                                                          ----------  ------------
                                                                                          ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------

                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Net sales.................................................................................  $  206,504  $  440,753
Cost of goods sold........................................................................     169,077     353,019
                                                                                            ----------  ----------
  Gross profit............................................................................      37,427      87,734
Selling, general and administrative expenses..............................................      17,859      50,673
Nonrecurring and unusual charges..........................................................       3,626       3,167
Amortization of goodwill..................................................................       1,067       4,171
                                                                                            ----------  ----------
  Operating income........................................................................      14,875      29,723
Interest (expense)........................................................................      (6,959)    (30,912)
Other income, net.........................................................................       1,118         989
                                                                                            ----------  ----------
  Income (loss) before income tax expense and minority interest...........................       9,034        (200)
Provision for income taxes................................................................      (3,500)     (1,214)
                                                                                            ----------  ----------
  Income (loss) before minority interest..................................................       5,534      (1,414)
Minority interest in (earnings) losses of subsidiaries....................................      (4,212)      2,439
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................       1,322       1,025
Extraordinary (loss) on early extinguishment of debt......................................          --        (634)
                                                                                            ----------  ----------
  Net income..............................................................................       1,322         391
Preferred stock dividends.................................................................          (9)         (9)
                                                                                            ----------  ----------
  Net income applicable to common stock...................................................  $    1,313  $      382
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)....................................................  $     0.08  $     0.06
    Extraordinary (loss) on early extinguishment of debt..................................          --       (0.04)
                                                                                            ----------  ----------
      Net income per basic share of common stock..........................................  $     0.08  $     0.02
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary (loss)....................................................  $     0.07  $     0.06
    Extraordinary (loss) on early extinguishment of debt..................................          --       (0.04)
                                                                                            ----------  ----------
      Net income per diluted share of common stock........................................  $     0.07  $     0.02
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------

                                                                                            (IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)
Net sales.................................................................................  $  646,532  $  997,357
Cost of goods sold........................................................................     525,265     783,810
                                                                                            ----------  ----------
  Gross profit............................................................................     121,267     213,547
Selling, general and administrative expenses..............................................      52,215     109,173
Nonrecurring and unusual charges..........................................................       3,626       3,167
Amortization of goodwill..................................................................       3,160       7,487
                                                                                            ----------  ----------
  Operating income........................................................................      62,266      93,720
Interest (expense)........................................................................     (21,686)    (51,528)
Other income, net.........................................................................       2,722       1,348
                                                                                            ----------  ----------
  Income before income tax expense and minority interest..................................      43,302      43,540
Provision for income taxes................................................................     (17,220)    (18,733)
                                                                                            ----------  ----------
  Income before minority interest.........................................................      26,082      24,807
Minority interest in (earnings) of subsidiaries...........................................     (14,307)    (11,834)
                                                                                            ----------  ----------
  Income before extraordinary (loss)......................................................      11,775      12,973
Extraordinary (loss) on early extinguishment of debt......................................      (1,221)       (634)
                                                                                            ----------  ----------
  Net income..............................................................................      10,554      12,339
Preferred stock dividends.................................................................         (59)        (27)
                                                                                            ----------  ----------
  Net income applicable to common stock...................................................  $   10,495  $   12,312
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income per share of common stock:
  Basic:
    Income before extraordinary (loss)....................................................  $     0.69  $     0.77
    Extraordinary (loss) on early extinguishment of debt..................................       (0.07)      (0.04)
                                                                                            ----------  ----------
Net income per basic share of common stock................................................  $     0.62  $     0.74
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Diluted:
    Income before extraordinary (loss)....................................................  $     0.62  $     0.69
    Extraordinary (loss) on early extinguishment of debt..................................       (0.06)      (0.03)
                                                                                            ----------  ----------
      Net income per diluted share of common stock........................................  $     0.55  $     0.65
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED JANUARY 31, 1999

                                  (UNAUDITED)

                                                                                 9% CUMULATIVE
                                                                                  CONVERTIBLE          ACCUMULATED
                                            COMMON STOCK         CAPITAL        PREFERRED STOCK           OTHER
                                       -----------------------  IN EXCESS   ------------------------  COMPREHENSIVE   ACCUMULATED
                                          SHARES      AMOUNT      OF PAR      SHARES       AMOUNT         INCOME        DEFICIT
                                       ------------  ---------  ----------  -----------  -----------  --------------  ------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at April 30, 1998............    19,865,990  $   1,986  $  136,598         427    $     427     $     (814)    $  (32,834)
Effect of subsidiaries' equity
  transactions.......................                                  238
Exercise of stock options............        84,759          9         210
Employee stock purchase plan.........        34,928          4         452
Exercise of warrants.................        32,691          3          (3)
Purchase of treasury stock...........
Compensation expense related to stock
  options and grants.................        22,168          2         540
Dividends on preferred stock.........                                                                                         (27)
Total comprehensive income (Note
  3).................................                                                                       (1,722)        12,339
Other................................         9,509          1         189
                                       ------------  ---------  ----------         ---        -----        -------    ------------
Balance at January 31, 1999..........    20,050,045  $   2,005  $  138,224         427    $     427     $   (2,536)    $  (20,522)
                                       ------------  ---------  ----------         ---        -----        -------    ------------
                                       ------------  ---------  ----------         ---        -----        -------    ------------


                                           TREASURY STOCK        RECEIVABLE
                                       -----------------------      FROM
                                         SHARES       AMOUNT    STOCKHOLDERS    TOTAL
                                       -----------  ----------  ------------  ----------

Balance at April 30, 1998............   (2,704,732) $  (26,890)  $     (958)  $   77,515
Effect of subsidiaries' equity
  transactions.......................                                                238
Exercise of stock options............                                                219
Employee stock purchase plan.........                                                456
Exercise of warrants.................                                                 --
Purchase of treasury stock...........   (1,461,200)    (23,940)                  (23,940)
Compensation expense related to stock
  options and grants.................                                    38          580
Dividends on preferred stock.........                                                (27)
Total comprehensive income (Note
  3).................................                                             10,617
Other................................                                   (88)         102
                                       -----------  ----------  ------------  ----------
Balance at January 31, 1999..........   (4,165,932) $  (50,830)  $   (1,008)  $   65,760
                                       -----------  ----------  ------------  ----------
                                       -----------  ----------  ------------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               JANUARY 31,
                                                                                         ------------------------
                                                                                            1998         1999
                                                                                         -----------  -----------

                                                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Income before extraordinary (loss)...................................................  $    11,775  $    12,973
  Adjustments to reconcile income before extraordinary (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................................       15,950       29,096
      Amortization of deferred debt issuance costs and accretion of debt discount......        1,651        2,940
      Compensation expense related to stock options and grants.........................        1,176          635
      Minority interest in earnings of subsidiaries....................................       14,307       11,834
      Provision for deferred taxes.....................................................            6        1,964
      Other, net.......................................................................           --         (616)
      Change in assets and liabilities, net of effects from companies acquired:
        Accounts receivable............................................................       (8,109)      29,690
        Inventories....................................................................        6,580      (27,530)
        Other current and non-current assets...........................................         (879)       1,619
        Accounts payable and accrued expenses..........................................        1,362      (22,158)
        Other long-term liabilities....................................................          (90)       2,746
                                                                                         -----------  -----------
Cash provided by operating activities..................................................       43,729       43,193
                                                                                         -----------  -----------

Cash flows from investing activities:
  Acquisitions, net of cash acquired...................................................     (101,424)  (1,109,679)
  Capital expenditures.................................................................      (15,379)     (40,021)
  Investment in marketable securities..................................................        1,430        1,078
  Advances to PolyVision Corporation...................................................         (140)      (6,501)
  Net proceeds from the sale of assets.................................................        5,726        2,087
                                                                                         -----------  -----------
Cash used for investing activities.....................................................     (109,787)  (1,153,036)
                                                                                         -----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                JANUARY 31,
                                                                                          ------------------------
                                                                                             1998         1999
                                                                                          ----------  ------------

                                                                                               (IN THOUSANDS)
Cash flows from financing activities:
  (Repayments) borrowings under revolving credit facilities, net........................  $  (28,083) $     45,219
  Repayment of short-term borrowings....................................................          --       (23,602)
  Long-term borrowings..................................................................     115,000     1,166,200
  Repayment of long-term borrowings.....................................................     (17,696)         (550)
  Proceeds from exercise of stock options...............................................       2,137         1,145
  Purchase of treasury shares...........................................................     (13,180)      (30,057)
  Dividends on subsidiary common stock..................................................      (1,011)       (1,776)
  Capitalized financing costs...........................................................      (3,335)      (31,306)
  Other.................................................................................         (59)         (747)
                                                                                          ----------  ------------
Cash provided by financing activities...................................................      53,773     1,124,526
                                                                                          ----------  ------------
Net (decrease) increase in cash and cash equivalents....................................     (12,285)       14,683
Cash and cash equivalents at beginning of period........................................      21,606        17,841
                                                                                          ----------  ------------
Cash and cash equivalents at end of period..............................................  $    9,321  $     32,524
                                                                                          ----------  ------------
                                                                                          ----------  ------------

Supplemental disclosures:
  Cash paid for interest................................................................  $   21,496  $     35,962
                                                                                          ----------  ------------
                                                                                          ----------  ------------
  Cash paid for income taxes............................................................  $   21,910  $     28,986
                                                                                          ----------  ------------
                                                                                          ----------  ------------

  Non cash financing activity:
    Exchange of preferred stock for common stock:
      Common stock issued...............................................................  $    1,500
                                                                                          ----------
                                                                                          ----------
      Preferred stock redeemed..........................................................  $    1,500
                                                                                          ----------
                                                                                          ----------
  Acquisition of business:
    Assets, net of cash acquired........................................................  $  186,920  $  1,599,305
    Liabilities assumed.................................................................     (50,704)     (423,097)
    Minority equity interest in net assets of subsidiary................................     (34,792)      (66,529)
                                                                                          ----------  ------------
    Net cash paid.......................................................................  $  101,424  $  1,109,679
                                                                                          ----------  ------------
                                                                                          ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1999

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    Alpine's operations are carried out through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Premier Refractories International Inc. ("Premier"). Alpine operates in two primary industry segments: (i) wire and cable products, including communication, electrical, and magnet wire and cable and (ii) refractories, which include refractory products and services for the iron and steel, glass, aluminum, cement and co-generation industries. The results of operations of the wire and cable industry segment include the operations of Superior TeleCom's subsidiaries: Superior Telecommunications, Inc. ("Superior"), and its 51% owned subsidiary Cables of Zion United Works Ltd. ("Cables of Zion"), an Israeli-based wire and cable manufacturer acquired on May 5, 1998 (see Note 4) and Essex International Inc. ("Essex"), a U.S.-based wire and cable manufacturer, an 81% interest of which was acquired on November 27, 1998 (see Note 4). The results of operations of the refractory products segment include the Company's 83.4% owned subsidiary Premier, which includes the operations of American Premier Holdings, Inc. ("American Premier") which was acquired on January 30, 1998 (see Note 6 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 30, 1998).

2. INVENTORIES

    At April 30, 1998 and January 31, 1999, the components of inventories were as follows:

                                                                       APRIL 30,   JANUARY 31,
                                                                          1998        1999
                                                                       ----------  -----------
                                                                           (IN THOUSANDS)
Raw materials........................................................  $   48,543   $  87,324
Work in process......................................................      19,214      56,227
Finished goods.......................................................      66,813     304,464
                                                                       ----------  -----------
                                                                          134,570     448,015
LIFO reserve.........................................................          --      (1,682)
                                                                       ----------  -----------
                                                                       $  134,570   $ 446,333
                                                                       ----------  -----------
                                                                       ----------  -----------

    Inventories (with the exception of inventories at Essex) are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method.

    Inventories at Essex are stated at the lower of cost or market, using principally the last-in, first-out ("LIFO") cost method. Inventories valued using the LIFO method amounted to $221.3 million at January 31, 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

    As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires that all changes in equity during a period (except those resulting from investment by shareholders and distribution to shareholders) be reported in the Company's financial statements, and displayed with the same prominence as other financial statement presentations. Financial statements for prior periods have been reclassified as required.

    The components of comprehensive income for the nine months ended January 31, 1998 and 1999 were as follows:

                                                                            1998       1999
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Net income..............................................................  $  10,554  $  12,339
Foreign currency translation adjustment.................................      1,146     (1,722)
                                                                          ---------  ---------
Comprehensive income....................................................  $  11,700  $  10,617
                                                                          ---------  ---------
                                                                          ---------  ---------

4. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, Superior TeleCom completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million (the "Essex Acquisition"). Superior TeleCom will acquire the remaining 19% of the Essex common stock through the issuance of $167 million in Superior TeleCom 8 1/2% trust convertible exchangeable preferred securities for the remaining outstanding Essex common shares.

    In connection with the Essex Acquisition, Superior TeleCom entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinate credit facility (the "Superior TeleCom Credit Facilities"). Proceeds from the Superior TeleCom Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay certain Essex indebtness, (iii) refinance Superior TeleCom's existing outstanding bank debt, and (iv) pay related transaction expenses (See Note 6 for a further description of the Superior TeleCom Credit Facilities).

    The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price has been allocated based upon preliminary assessments of the fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired will be amortized on a straight-line basis over 40 years. The acquisition of 81% of the Essex common shares resulted in approximately $651 million of goodwill being recorded.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
    CABLES OF ZION AND CVALIM ACQUISITION

    On May 5, 1998, Superior TeleCom acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million. Superior TeleCom has an option through May 5, 2000 to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). This acquisition (the "Cables of Zion Acquisition") was accounted for using the purchase method, and accordingly, the results of operations of Cables of Zion are included in the Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

    On December 30, 1998, Superior TeleCom, through its 51% owned subsidiary Cables of Zion, acquired the business and certain operating assets of Cvalim-The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") for an adjusted purchase price of $41.2 million in cash. In connection with the acquisition, Cables of Zion entered into an $83.0 million credit facility (the "Cables of Zion Credit Facility") consisting of a $53.0 million term loan and $30.0 million revolving line of credit. Proceeds from the Cables of Zion Credit Facility were used to finance the acquisition, pay related fees and expenses and provide for working capital requirements. The purchase price has been allocated based upon estimates of the fair value of assets acquired and is subject to adjustment.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the nine months ended January 31, 1998 and 1999, which give effect to the Essex Acquisition, Cables of Zion Acquisition and the American Premier Holdings, Inc. acquisition (see Note 6 to the Company's Annual Report on Form 10-K for the year ended April 30, 1998) as if the transactions had occurred on May 1, 1997, are presented below. The pro forma results of operations do not present the results of operations of Cvalim, as they are not material to the Company's consolidated results of operations. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented or of the future results of operations.

                                                                     NINE MONTHS ENDED
                                                                        JANUARY 31,
                                                                         PRO FORMA
                                                                 --------------------------
                                                                     1998          1999
                                                                 ------------  ------------
                                                                       (IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
Net sales......................................................  $  2,141,310  $  1,862,345
Gross profit...................................................       424,044       378,673
Nonrecurring and unusual charges...............................         3,626        10,999
Income before income tax expense and minority interest.........        88,250        38,612
Income before extraordinary (loss).............................        17,847         6,899
Extraordinary (loss) on early extinguishment of debt...........        (1,221)         (634)
Net income applicable to common stock..........................        16,567         6,238
Net income (loss) per diluted share of common stock:
  Income before extraordinary (loss)...........................  $       0.93  $       0.36
  Extraordinary (loss) on early extinguishment of debt.........         (0.06)        (0.03)
                                                                 ------------  ------------
    Net income per diluted share of common stock...............  $       0.87  $       0.33
                                                                 ------------  ------------
                                                                 ------------  ------------

5. NONRECURRING AND UNUSUAL CHARGES

    During the quarter ended January 31, 1999, the Company recorded nonrecurring and unusual charges (net) of $3.2 million, consisting of (1) a $2.9 million restructuring charge recorded by Cables of Zion relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim, (2) $1.6 million in charges associated with the review and evaluation of a planned implementation of a new enterprise resource information system at Superior TeleCom and (3) $1.3 million in nonrecurring income relating to the favorable resolution of certain statutory claims in the Company's European refractories operations.

    In connection with the acquisition of American Premier Holdings, Inc., the Company recorded a nonrecurring restructuring charge of $3.6 million during the quarter ended January 31, 1998. The charge related to costs incurred at the Company's existing refractory facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

6. DEBT

    At April 30, 1998 and January 31, 1999, long-term debt consisted of the following:

                                                                      APRIL 30,   JANUARY 31,
                                                                         1998         1999
                                                                      ----------  ------------
                                                                           (IN THOUSANDS)
Superior TeleCom revolving credit facility (a)......................  $   69,350  $     78,650
Superior TeleCom term loan A (a)....................................          --       500,000
Superior TeleCom term loan B (a)....................................          --       425,000
Superior TeleCom senior subordinated notes(a).......................          --       200,000
Cables of Zion term loan (b)........................................          --        40,000
Cables of Zion revolving credit facility (b)........................          --         1,200
Premier revolving credit facility (c)...............................      14,896        22,239
Premier term loan A (c).............................................      61,209        58,743
Premier term loan B (c).............................................      74,454        73,827
Premier term loan C (c).............................................      74,812        74,250
Premier floating rate note (d)......................................      60,000        60,000
Alpine revolving credit facility (e)................................          --        28,066
Alpine term loan (e)................................................      10,000        10,000
Other...............................................................      24,589        52,306
                                                                      ----------  ------------
  Total debt........................................................     389,310     1,624,281
Less current portion of long-term debt..............................       8,442        71,632
                                                                      ----------  ------------
                                                                      $  380,868  $  1,552,649
                                                                      ----------  ------------
                                                                      ----------  ------------

    At January 31, 1999, the fair value of Alpine's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities, approximated its recorded value. The Company has entered into a number of interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on the Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair value of the interest rate caps or swaps was not material at January 31, 1999.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

6. DEBT (CONTINUED)
    The aggregate maturities of long-term debt for the five years subsequent to January 31, 1999 are as follows:

FISCAL YEAR                                                                         AMOUNT
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
2000...........................................................................   $    71,632
2001...........................................................................        91,412
2002...........................................................................       144,534
2003...........................................................................       136,888
2004...........................................................................       242,063
Thereafter.....................................................................       937,752
                                                                                 -------------
                                                                                  $ 1,624,281
                                                                                 -------------
                                                                                 -------------

------------------------

(a) In connection with the November 27, 1998 acquisition of Essex (see Note 4), Superior TeleCom amended and restated its existing credit facilities. The amended and restated Superior TeleCom credit facilities provide for total borrowing availability of up to $1.35 billion, consisting of a $225.0 million revolving facility, a $500.0 million term loan A facility, a $425.0 million term loan B facility and $200.0 million in senior subordinated notes.

    The revolving credit facility provides working capital financing for Superior TeleCom's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate. Interest on the outstanding balance is based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% and is payable quarterly. The facility terminates on May 27, 2004.

    The Superior TeleCom term loan A is repayable in varying installments over five and one-half years with interest payable quarterly based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0%.

    The Superior TeleCom term loan B is repayable in varying installments over seven years with interest payable quarterly based upon LIBOR plus 3.75% or the base rate (prime) plus 2.75%.

    The Superior TeleCom senior subordinated notes are due in November 2006. Interest for the initial six months is LIBOR plus 4.25% or base rate (prime) plus 3.25%. On the six month anniversary of the borrowing date the interest rate will increase to LIBOR plus 4.5% or base rate (prime) plus 3.50%, and on the 12 month anniversary of the borrowing date the interest rate will increase to LIBOR plus 5.00% or base rate (prime) plus 4.00%. After the 12 month anniversary of the borrowing date the interest rate will increase at the end of each three month period by 0.25% until reaching the maximum interest rate of LIBOR plus 5.5% or base rate (prime) plus 4.5%.

    All the borrowings under the above described credit arrangements are guaranteed by each of Superior TeleCom's domestic subsidiaries. The common stock of all domestic subsidiaries of Superior TeleCom and 65% of the common stock of its foreign subsidiaries have been pledged to secure the guarantees. The obligations under these credit arrangements are secured by substantially all of the assets of Superior TeleCom and its domestic subsidiaries.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

6. DEBT (CONTINUED)
(b) In connection with the December 30, 1998 acquisition of Cvalim, Cables of Zion entered into an $83.0 million credit facility consisting of a $53.0 million term loan and a $30.0 million revolving credit facility. Proceeds from these facilities were used to finance the acquisitions of Cvalim, pay related transaction expenses and provide for ongoing working capital requirements. The term loan is repayable on December 31, 2008. Interest on the term loan is based upon LIBOR plus 1.0%; or the average of the gross yield to maturity of a series of State of Israel fixed rate bonds with a maturity of 18 - 30 months, plus 1.3%; or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%.

    The revolving credit facility is available up to $30.0 million in the aggregate. Interest on the outstanding balance is based upon either LIBOR plus 0.4%; or the lending bank's prime rate minus 1.1%; or a rate to be agreed upon by the parties. The facility terminates on December 31, 2003.

(c) The Premier revolving credit facility represents borrowings by Premier's principal operating subsidiaries. Borrowings under the facility are allowable up to $50.0 million in the aggregate. Interest on the outstanding balance is based upon LIBOR plus 2.5% or the base rate (prime) plus 1.5% and is payable quarterly. The facility terminates on April 15, 2003.

    The Premier term loan A represents the dollar equivalent of pounds sterling borrowings and is repayable in varying installments over six years with interest payable quarterly based upon LIBOR plus 2.5% or the base rate (prime) plus 1.5%.

    The Premier term loan B is repayable in varying installments over eight years with interest payable quarterly based upon LIBOR plus 3.25% or the base rate (prime) plus 2.0%.

    The Premier term loan C is repayable in varying installments over eight years with interest payable quarterly based upon LIBOR plus 3.25% or the base rate (prime) plus 2.25%.

    All borrowings under the above described credit arrangements are guaranteed by Premier. All borrowings of Premier's European subsidiaries are guaranteed by Premier. The stock of all domestic subsidiaries of Premier and 65% of the stock of its foreign subsidiaries has been pledged to secure certain of these guarantees. The obligations under these credit arrangements are secured by substantially all of the assets of Premier and its European-based subsidiaries.

(d) The Premier floating rate note facility is due in 2006. Interest is based upon the base rate (prime) plus 3.0% or LIBOR plus 4.0%. Interest is payable quarterly in the case of base rate notes but may be payable over shorter periods in the case of LIBOR rate notes. The Premier floating rate notes are secured by a pledge of substantially all of the common stock of Premier's operating subsidiaries and are guaranteed by Alpine. The Alpine guaranty is secured by the pledge of the common stock of Premier owned by Alpine and a portion of the common stock of Superior TeleCom owned by Alpine with a market value of $60.0 million.

(e) On February 6, 1998, Alpine entered into a $25.0 million senior secured credit agreement (the "Alpine Credit Facility"). This agreement was amended and restated in October 1998 increasing the facility to $50.0 million, including a $10.0 million senior secured term loan and a $40.0 million

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

6. DEBT (CONTINUED)
    revolving credit facility. Proceeds from these facilities are for ongoing general working capital and corporate needs of Alpine. Interest on the revolving credit facility is based upon LIBOR plus 1.5% or the base rate (prime) and interest on the term loan is based upon LIBOR plus 2.0% or the base rate (prime) plus 0.5%. Borrowings under the Alpine Credit Facility are secured by a pledge of certain shares of Superior TeleCom common stock owned by Alpine.

    In connection with the amendment and restatement of Superior TeleCom's credit facilities, the Company recognized an extraordinary charge on the early extinguishment of debt of $0.6 million, or $0.04 per diluted share (after the impact of income taxes and minority interest).

    During the nine months ended January 1998, the Company retired $7.0 million face amount ($6.4 million recorded amount) of its 12.25% Senior Secured Notes and $5.0 million face amount ($4.7 million recorded amount) of Premier's 11% Senior Notes. In connection with this early extinguishment of debt, the Company recognized an after-tax extraordinary charge of $1.2 million or $0.06 per diluted share.

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company and its subsidiaries are allowed to pay and restrictions on additional indebtedness.

7. SHORT-TERM BORROWINGS

    At January 31, 1999, short-term borrowings consist principally of $105.4 million in borrowings under the Essex accounts receivable securitization program which provides for up to $150.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary of Essex (Essex Funding). Under the receivable securitization program, Essex has granted a security interest in all its trade accounts receivable to secure borrowings under the facility. The receivable securitization program expires on November 30, 1999, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lenders commercial paper rate (which approximated 5.25% at January 31, 1999) plus 0.35%.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

8. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and nine months ended January 31, 1998 and 1999 is as follows:

                                                                                  THREE MONTHS ENDED JANUARY 31,
                                                               --------------------------------------------------------------------
                                                                             1998                               1999
                                                               ---------------------------------  ---------------------------------
                                                                  NET                 PER SHARE      NET                 PER SHARE
                                                                INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                               ---------  ---------  -----------  ---------  ---------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock before extraordinary
  (loss).....................................................  $   1,322                          $   1,025
Less: preferred stock dividends..............................         (9)                                (9)
                                                               ---------                          ---------
Basic earnings per common share before extraordinary
  (loss).....................................................  $   1,313     16,990   $    0.08   $   1,016     16,095   $    0.06
                                                                                     -----------                             -----
                                                                                     -----------                             -----
Dilutive impact of stock options, warrants and grants........         --      2,118                      --      1,382
Dilution in subsidiary earnings from subsidiary stock
  options....................................................       (138)        --                      --         --
Assumed conversion of preferred stock........................          9         82                       9         50
                                                               ---------  ---------               ---------  ---------
Diluted earnings per common share before extraordinary
  (loss).....................................................  $   1,184     19,190   $    0.07   $   1,025     17,527   $    0.06
                                                               ---------  ---------  -----------  ---------  ---------       -----
                                                               ---------  ---------  -----------  ---------  ---------       -----

                                                                               NINE MONTHS ENDED JANUARY 31,
                                                            --------------------------------------------------------------------
                                                                          1998                               1999
                                                            ---------------------------------  ---------------------------------
                                                               NET                 PER SHARE      NET                 PER SHARE
                                                             INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                            ---------  ---------  -----------  ---------  ---------  -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock before extraordinary
  (loss)..................................................  $  11,775                          $  12,973
Less: preferred stock dividends...........................        (59)                               (27)
                                                            ---------                          ---------
Basic earnings per common share before extraordinary
  (loss)..................................................  $  11,716     16,995   $    0.69   $  12,946     16,714   $    0.77
                                                                                  -----------                             -----
                                                                                  -----------                             -----
Dilutive impact of stock options, warrants and grants.....         --      1,888                      --      1,502
Dilution in subsidiary earnings from subsidiary stock
  options.................................................       (376)        --                    (339)        --
Assumed conversion of preferred stock.....................         59        148                      27         52
                                                            ---------  ---------               ---------  ---------
Diluted earnings per common share before extraordinary
  (loss)..................................................  $  11,399     19,031   $    0.62   $  12,634     18,268   $    0.69
                                                            ---------  ---------  -----------  ---------  ---------       -----
                                                            ---------  ---------  -----------  ---------  ---------       -----

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

9. STOCKHOLDER RIGHTS AGREEMENT

    On February 17, 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock, (the "Common Shares"), payable to the stockholders of record on March 1, 1999 (the "Record Date"). The Board of Directors also authorized and directed the issuance of one Right with respect to each Common Share issued thereafter until the Distribution Date (as defined below) (or the earlier redemption or expiration of the Rights).

    Except as set forth below, each Right, when it becomes exercisable, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value (the "Preferred Shares"), at a price of $75.00, subject to adjustment (the "Purchase Price"). Initially, the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) the tenth day after a person or entity (a "Person") or group of affiliated or associated Persons (a "Group") having acquired beneficial ownership of 15% or more of the outstanding Common Shares (except pursuant to a Permitted Offer, as hereinafter defined); or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a Person or Group becoming an Acquiring Person (as hereinafter defined) (the earliest of such dates being called the "Distribution Date"). A Person or Group whose acquisition of Common Shares causes a Distribution Date pursuant to clause
(i) above is an "Acquiring Person". The date that a Person or Group becomes an Acquiring Person is the "Stock Acquisition Date".

    Notwithstanding the foregoing, stockholders who currently own in excess of 15% of the outstanding Common Shares and their affiliates, associates and permitted transferees will not be deemed to be Acquiring Persons unless they acquire additional Common Shares equal to more than 20% of the number of Common Shares owned by them on the date of the Rights Agreement.

    In addition, a Person who acquires Common Shares pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which the Board of Directors determines to be adequate and in the best interests of the Company and its stockholders (a "Permitted Offer") will not be deemed to be an Acquiring Person.

    The Preferred Shares purchasable upon exercise of the Rights will have a minimum preferential quarterly dividend of $1.00 per share, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on the Common Shares. In the event of liquidation, the holders of the Preferred Shares will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount and type of consideration received per Common Share. The rights of the Preferred Shares are subject to certain customary anti-dilution provisions.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999

                                  (UNAUDITED)

9. STOCKHOLDER RIGHTS AGREEMENT (CONTINUED)
    The Rights will expire at the close of business February 17, 2009, unless earlier redeemed by the Company as described below.

    In the event that any person becomes an Acquiring Person, each holder of Rights will thereafter have the right (the "Flip-In Right") to receive, upon exercise of such Rights, the number of Common Shares (or, in certain circumstances, other securities of the Company) having a value (immediately prior to such triggering event) equal to two times the aggregate exercise price of such Rights.

    The Board, at its option, may at any time after any Person becomes an Acquiring Person exchange all or part of the then issued and outstanding Rights for Common Shares at an exchange ratio of one Common Share per Right in lieu of the Flip-In Right, provided no Person is the beneficial owner of 50% or more of the Common Shares at the time of such exchange.

10. NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Alpine Group, Inc. (the "Company" or "Alpine"), through its subsidiaries, Superior TeleCom Inc. ("Superior TeleCom") and Premier Refractories International Inc. ("Premier"), operates in two primary industry segments: (i) wire and cable products including communication, electrical, and magnet wire and cable and (ii) refractories which include refractory products and services for the iron and steel, glass, aluminum, cement and co-generation industries. The results of operations of the wire and cable segment include the operations of Superior TeleCom's subsidiaries: Superior Telecommunications Inc., and its 51% owned subsidiary, Cables of Zion United Works Ltd. ("Cables of Zion"), an Israeli-based cable and wire manufacturer, acquired on May 5, 1998 (see Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements) and Essex International Inc. ("Essex"), a U.S.-based wire and cable manufacturer, an 81% interest in which was acquired on November 27, 1998 (see
Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements). The results of operations of the refractory products segment include the Company's 83.4% owned subsidiary, Premier, which includes the operations of American Premier Holdings, Inc. ("American Premier") which was acquired on January 30, 1998 (see Note 6 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended April 30, 1998).

RESULTS OF OPERATIONS

    The following table compares operating statement data for Alpine on an industry segment basis. Such industry segment operating data is presented on an historical reporting basis for the three and nine months ended January 31, 1998 and 1999.

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        JANUARY 31,             JANUARY 31,
                                                                   ----------------------  ----------------------
                                                                      1998        1999        1998        1999
                                                                   ----------  ----------  ----------  ----------

                                                                               (DOLLARS IN THOUSANDS)
Net sales:
  Wire and cable.................................................  $  113,661  $  326,714  $  384,106  $  629,685
  Refractories...................................................      92,843     114,039     262,426     367,672
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................     206,504     440,753     646,532     997,357

Gross profit:
  Wire and cable.................................................  $   21,680  $   63,169  $   71,364  $  130,937
  Refractories...................................................      15,747      24,565      49,903      82,610
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................      37,427      87,734     121,267     213,547

                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        JANUARY 31,             JANUARY 31,
                                                                   ----------------------  ----------------------
                                                                      1998        1999        1998        1999
                                                                   ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Gross profit percentage:
  Wire and cable.................................................        19.1%       19.3%       18.6%       20.8%
  Refractories...................................................        17.0        21.5        19.0        22.5
    Consolidated.................................................        18.1        19.9        18.8        21.4

Selling, general and administrative expenses:
  Wire and cable.................................................  $    4,401  $   28,225  $   13,655  $   42,436
  Refractories...................................................      10,225      17,473      31,092      55,821
  Corporate and other expenses...................................       3,233       4,975       7,468      10,916
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................      17,859      50,673      52,215     109,173

Amortization of goodwill:
  Wire and cable.................................................  $      428  $    2,969  $    1,288  $    3,853
  Refractories...................................................         639       1,202       1,872       3,634
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................       1,067       4,171       3,160       7,487

Operating income (a):
  Wire and cable.................................................  $   16,851  $   31,975  $   56,421  $   84,648
  Refractories...................................................       4,883       5,890      16,939      23,155
  Corporate and other expenses...................................      (3,233)     (4,975)     (7,468)    (10,916)
                                                                   ----------  ----------  ----------  ----------
    Consolidated.................................................  $   18,501  $   32,890  $   65,892  $   96,887
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

------------------------

(a) Operating income for the quarter and nine months ended January 1998 and 1999 presented above excludes the impact of nonrecurring and unusual charges of $3.6 million and $3.2 million, respectively. (See Note 5 to the accompanying unaudited Condensed Consolidated Financial Statements.)

IMPACT OF COPPER PRICE FLUCTUATIONS ON OPERATING RESULTS

    Copper is one of the principal raw materials used in the wire and cable segment. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability due to the ability of the Company, in most cases, to adjust product pricing in order to properly match the price of copper billed with the copper cost component of its inventory shipped.

WIRE AND CABLE--RESULTS OF OPERATIONS

    Superior TeleCom's net sales for the quarter ended January 1999 were $326.7 million, representing an increase of $213.1 million, or 187.5%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, net sales were $629.7 million, representing an increase of $245.6 million, or 63.9%, as compared to the same period in the prior fiscal year. Adjusted to a constant copper value, the comparative percentage increase in net sales for the quarter and nine months ended January 1999 was 219.9% and 87.9%, respectively. The increase in net sales for the quarter and nine months ended January 1999 included $250.7 million and $287.7 million, respectively, in net sales contributed by the acquired operations of Essex and Cables of Zion. Superior TeleCom's North American communications wire and cable operations (excluding the impact of the Essex and Cables of Zion acquisitions) experienced a comparative decrease in net sales on a constant copper value basis for the quarter ended January 1999 of approximately 17% (or approximately $17.0 million) and a comparative increase in net sales of 8% (or approximately $27.0 million) for the nine months ended January 1999. The increase in the North American communications wire and cable revenues for the nine months ended January 1999 reflected continued strong demand for copper communications wire and cable products resulting from the growth in copper based telephone access lines and increased maintenance requirements by Superior TeleCom's major telephone company customers. The comparative decrease in the North American copper communications wire and cable sales for the quarter ended January 1999 was due to the impact of seasonal procurement patterns and year end budgeting constraints experienced by several of the Company's customers which was further impacted by severe weather conditions in many regions of the United States during January 1999.

    Gross profit increased by $41.5 million, or 191.4%, to $63.2 million for the quarter ended January 1999 as compared to the same period in the prior fiscal year. For the nine months ended January 1999, gross profit increased by $59.6 million, or 83.5%, to $130.9 million as compared to the same period in the prior fiscal year. The comparative increase in gross profit for the quarter and nine months ended January 1999 included incremental gross profit contribution by Essex and Cables of Zion of $43.5 million and $49.8 million, respectively. The North American communications wire and cable operations experienced a comparative decrease in gross profits of $1.3 million in the quarter ended January 1999 and a comparative increase in gross profit of $10.6 million for the nine months ended January 1999. Gross margin, based on actual sales, was 19.3% and 20.8% for the quarter and nine months ended January 1999, respectively, as compared to 19.1% and 18.6%, respectively, for the quarter and nine months ended January 1998. Adjusted to a constant copper sales value of $0.80 per pound, the gross margin decreased to 18.8% and 19.8%, respectively, for the quarter and nine months ended January 1999, as compared to 20.6% and 20.3%, respectively, for the quarter and nine months ended January 1998. The decrease in copper adjusted gross margin for the January 1999 three month and nine month periods was attributable to the inclusion of the results of operations of Essex and Cables of Zion, both of which operate in industries and markets with lower margins than those historically generated by the Company's North American communications wire and cable business. The North American wire and cable business gross margin increased on a constant copper adjusted basis by 2.5% and 1.4%, respectively, for the quarter and nine months ended January 1999 as compared to the quarter and nine months ended January 1998. This increase in gross margin reflected continued reductions in manufacturing cost resulting from production efficiencies, lower raw material prices and improved cost absorption resulting from increased production volumes.

    SG&A expense for the quarter ended January 1999 was $28.2 million, representing an increase of $23.8 million, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, SG&A expense was $42.4 million, representing an increase of $28.8 million, as compared to the same period in the prior fiscal year. The increase in SG&A expense for the quarter and nine months ended January 1999 was due primarily to the inclusion of $23.7 million and $27.0 million, respectively, in SG&A expense from Essex and Cables of Zion and an increase of $0.2 million and

$1.8 million, respectively, in the North American communication wire and cable operations SG&A expense. The Company anticipates that the consolidation of the acquired Essex operations with Superior TeleCom as well as the consolidation of the Cables of Zion and Cvalim will result in SG&A expense savings which will reduce the level of SG&A expense as a percentage of sales during fiscal 2000.

    Operating income for the quarter ended January 1999 was $32.0 million, representing an increase of $15.1 million, or 89.8%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, operating income was $84.6 million, representing an increase of $28.2 million, or 50.0%, as compared to the same period in the prior fiscal year. The increase in operating income for the quarter ended January 1999 resulted primarily from the inclusion of the results of operations of Essex and Cables of Zion, offset by lower net sales and lower operating income generated by the North American communication wire and cable operations. The comparative increase in operating income for the nine months ended January 1999 resulted from the inclusion of the results of operations of Essex and Cables of Zion as well as an $8.7 million (or 16%) increase in operating income in the North American communications wire and cable business.

REFRACTORIES--RESULTS OF OPERATIONS

    Premier's net sales for the quarter ended January 1999 were $114.0 million, representing an increase of $21.2 million, or 22.8%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, net sales were $367.7 million, representing an increase of $105.2 million, or 40.1%, as compared to the same period in the prior fiscal year. The increase in net sales for the quarter and nine months ended January 1999 was attributable to the inclusion of the acquired operations of American Premier, offset by a decline during the current fiscal year in shipments to U.S. and European steel industry customers, which represent approximately 50% of Premier's total sales. The current fiscal year decline in steel-related refractory product shipments is principally the result of a reduction in production by U.S. and European steel producers due to a substantial increase in low cost steel imports from Asia, South America and Russia resulting from the continuing economic crisis experienced in these regions. The U.S. Commerce Department has threatened recently to impose tariff protection in order to reduce the level of low priced steel imports which have eroded domestic steel production. As a result of the anticipated tariff protection, the Company expects domestic steel production to increase and for shipments of refractory products to steel customers to improve during the latter half of calendar 1999. In addition to the reduction in refractory product shipments, the decline in steel production has also impacted Premier's construction division due to delays by the steel producers in incurring major maintenance and capital projects until future steel production levels become more determinable.

    Gross profit for the quarter ended January 1999 was $24.6 million, representing an increase of $8.8 million, or 56.0%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, gross profit was $82.6 million, representing an increase of $32.7 million, or 65.5%, as compared to the same period in the prior fiscal year. The combined gross margin for the quarter and nine months ended January 1999 was 21.5% and 22.5%, respectively, as compared to 17.0% and 19.0%, respectively, for the same periods in the prior fiscal year. The comparative increase in gross margin in the quarter and nine months ended January 1999 resulted from: (i) the inclusion of American Premier's higher margin product lines in fiscal 1999, (ii) higher margins generated in the Company's construction division during the early portion of fiscal 1999, and (iii) cost reductions resulting from the integration of the American Premier acquisition. The increase in gross margin was offset during recent months by a decline in selling prices resulting primarily from the competitive environment in the steel industry and reduced absorption of overhead due to the recent decline in production volumes.

    SG&A expense for the quarter ended January 1999 was $17.5 million, representing an increase of $7.2 million, or 70.9%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, SG&A expense was $55.8 million, representing an increase of $24.7 million, or 79.5%, as compared to the same period in the prior fiscal year. The increase in SG&A expense during the fiscal 1999 three month and nine month periods was attributable to the inclusion of American Premier, offset by a comparative reduction in SG&A expense in Premier's European operations ("Premier Europe") for the quarter and nine months ended January 1999. The reduction in SG&A expense at Premier Europe resulted from continuing cost reduction initiatives implemented subsequent to the acquisition of Premier Europe in April 1997. In connection with the American Premier acquisition in January 1998, Premier's North American operations effected a restructuring plan that included the consolidation of certain administrative and sales functions. This plan has resulted in an annual decline of approximately $2.3 million in SG&A expense as compared to the fourth quarter of fiscal 1998.

    Operating income for the quarter ended January 1999 was $5.9 million, representing an increase of $1.0 million, or 20.6%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, operating income was $23.2 million, representing an increase of $6.2 million, or 36.7%, as compared to the same period in the prior fiscal year. The increase in operating income resulted primarily from the inclusion of American Premier for the quarter and nine months ended January 1999, offset by the current fiscal year impact of lower shipment volumes and selling prices to the Company's steel industry customers.

CONSOLIDATED RESULTS OF OPERATIONS

    The impact of the acquisitions of Essex, American Premier and Cables of Zion resulted in an increase in consolidated net sales of $234.2 million, or 113.4%, for the quarter ended January 1999 and of $350.8 million, or 54.3%, for the nine months ended January 1999, as compared to the same periods in the prior fiscal year. The growth in net sales and an increase in consolidated gross margin, gave rise to a consolidated comparative increase in gross profit of $50.3 million, or 134.4%, for the quarter ended January 1999 and of $92.3 million, or 76.1%, for the nine months ended January 1999, as compared to the same periods in the prior fiscal year.

    Consolidated SG&A expense for the quarter ended January 1999 was $50.7 million, representing an increase of $32.8 million, or 183.7%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, consolidated SG&A expense was $109.2 million, representing an increase of $57.0 million, or 109.1%, as compared to the same period in the prior fiscal year. The increase in consolidated SG&A expense resulted primarily from the inclusion of American Premier, Essex and Cables of Zion for the current fiscal periods. The Company also incurred higher corporate SG&A expenses in the current fiscal year, which was attributable to the level of the Company's acquisition and transactional activities during the current year along with the increased scale and breadth of the Company's operations.

    During the quarter ended January 1999, the Company recorded nonrecurring and unusual charges (net) of $3.2 million ($0.3 million, or $0.01 per diluted share, after tax and after the impact of minority interest). The charge consisted of
(1) a restructuring charge recorded by Cables of Zion for planned manufacturing plant consolidations and overhead rationalizations associated with the acquisition of Cvalim (see Note 4 to the accompanying Condensed Consolidated Financial Statements), (2) $1.6 million in charges associated with the review and evaluation of a planned implementation of a new enterprise resource management information system at Superior TeleCom and (3) nonrecurring income related to the favorable resolution of certain statutory claims in the Company's European refractories operations. During the quarter ended January 1998, the Company recorded a nonrecurring restructuring charge of $3.6 million ($2.2 million, or $0.11 per diluted share, after tax). This restructuring charge related to costs incurred in the consolidation of manufacturing capacity and administrative functions in connection with the integration of American Premier's operations with Premier's existing North American operations.

    Consolidated operating income was $29.7 million for the quarter ended January 1999, representing an increase of $14.8 million, or 99.8%, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, consolidated operating income was $93.7 million, representing an increase of $31.5 million, or 50.5%, as compared to the same period in the prior fiscal year. Excluding the impact of the aforementioned restructuring charge, operating income for the quarter and nine month periods ended January 1999 was $32.9 million and $96.9 million, respectively, as compared to $18.5 million and $65.9 million for the quarter and nine months ended January 1998, respectively. The increase in operating income for the quarter and nine months ended January 1999 was primarily the result of the inclusion of the acquired operations of American Premier, Essex and Cables of Zion. In addition, operating income for the nine months ended January 1999 was complimented by the growth in net sales and operating profit in Superior's North American communications wire and cable operations.

    Consolidated interest expense for the quarter ended January 1999 was $30.9 million, representing an increase of $24.0 million, as compared to the same period in the prior fiscal year. For the nine months ended January 1999, consolidated interest expense was $51.5 million, representing an increase of $29.8 million, as compared to the same period in the prior fiscal year. The increase in consolidated interest expense reflects the increase in consolidated debt resulting from the acquisitions of American Premier, Essex, and Cables of Zion (see Note 6 to the accompanying Condensed Consolidated Financial Statements).

    Consolidated other income (net) for the quarter ended January 1999 was $1.0 million, representing a decrease of $0.1 million as compared to the same period in the prior fiscal year. For the nine months ended January 1999, consolidated other income (net) was $1.3 million, representing a decrease of $1.4 million as compared to the same period in the prior fiscal year, with such decrease primarily the result of lower investment income on marketable securities and foreign currency translation losses related to Cables of Zion.

    Provision for income taxes for the quarter and nine months ended January 1999 was $1.2 million and $18.7 million, respectively, as compared to the provision for income taxes of $3.5 million and $17.2 million, respectively, for the same periods in the prior fiscal year. The impact of non-deductible goodwill amortization resulted in the comparative increase in the Company's effective tax rate for the quarter and nine months ended January 1999.

    A minority interest benefit of $2.4 million was recorded during the quarter ended January 1999 and a minority interest charge of $4.2 million was recorded for the quarter ended January 1998. For the nine months ended January 1999 and 1998 the minority charge was $11.8 million and $14.3 million, respectively. Minority interest represents the interests of minority stockholders in the net income or loss of Superior TeleCom (including its minority interest in Essex and Cables of Zion) and Premier. The minority benefit recorded for the three months ended January 31, 1999 was impacted by a $10.0 million investment advisory fee paid by Superior TeleCom to Alpine in connection with the Essex Acquisition. While the consolidated operating income was not impacted by this transaction (ie the transaction was eliminated as an intercompany revenue and expense item), Superior TeleCom's earnings were reduced by the after tax impact of this charge for purposes of calculating minority interest in earnings of subsidiaries. After netting expenses incurred by Alpine related to this transaction, the after tax benefit of such fee paid to Alpine amounted to $1.2 million, or $0.07 per diluted share, for the three month and nine month periods ended January 31, 1999.

    Net income attributable to common stock before extraordinary loss and nonrecurring charges was $1.3 million, or $0.07 per diluted share, for the quarter ended January 1999 as compared to net income attributable to common stock before extraordinary loss and nonrecurring charges of $3.4 million, or

$0.18 per diluted share, for the same period in the prior fiscal year. For the nine months ended January 1999, net income attributable to common stock before extraordinary loss and nonrecurring charges was $13.3 million, or $0.70 per diluted share, as compared to net income attributable to common stock before extraordinary loss and nonrecurring charges of $13.9 million, or $0.73 per diluted share, for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended January 1999, the Company generated $43.2 million in cash flow from operating activities consisting of $58.8 million in cash flow generated from operations (net income plus non-cash charges) reduced by $15.6 million in cash flow used for net working capital changes. The major working capital changes included a $27.5 million increase in inventories and a $22.2 million decrease in accounts payable and accrued expenses, offset by a $29.7 million decrease in accounts receivable. Cash used for investing activities amounted to $1.2 billion consisting principally of $829.7 million in cash paid for the acquisition of Essex, Cables of Zion and Cvalim, $280 million paid to refinance Essex's existing credit lines and $40.0 million in capital expenditures. Cash provided by financing activities amounted to $1.1 billion consisting principally of $1.2 billion in borrowings under revolving credit facilities and various term loans and $30.1 million used for the purchase of Company and subsidiary common stock.

    At January 31, 1999, the Company's consolidated long-term debt was $1.6 billion, with the components of such debt, on an entity basis, consisting of the following:

                                                                                    IN MILLIONS
                                                                                    -----------
Long-term debt obligations of:
  Superior TeleCom and subsidiaries...............................................   $ 1,279.2
  Premier and subsidiaries........................................................       294.8
  Alpine corporate................................................................        50.2
                                                                                    -----------
                                                                                     $ 1,624.2
                                                                                    -----------
                                                                                    -----------

    The Company, on a consolidated basis, had $47.1 million in cash, cash equivalents and marketable securities at January 31, 1999. Of such amount, $3.2 million was maintained by Premier and its subsidiaries, $19.6 million by Superior TeleCom and its subsidiaries, and $24.3 million at the Alpine corporate level.

    As discussed in Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements, Superior TeleCom completed the acquisition of 81% of Essex on November 27, 1998. In connection with the acquisition Superior Telecom entered into a $1.15 billion amended and restated credit agreement ("Credit Agreement") and a $200 million senior subordinated credit agreement ("Sub Notes"). Proceeds from the financing were used to (i) pay $770 million, representing the cash portion of the Essex acquisition purchase price, (ii) refinance approximately $84 million under Superior's existing credit facility,
(iii) refinance approximately $280 million of Essex's existing credit facilities, and (iv) pay related transaction expenses. Obligations under the Credit Agreement and the Sub Notes are secured by substantially all of the assets of Superior TeleCom and its domestic subsidiaries and the Credit Agreement is also secured by the stock of Superior TeleCom's domestic subsidiaries and 65% of its principal foreign subsidiaries. The Credit Agreement and Sub Notes contain customary performance and financial covenants. At January 31, 1999 Superior TeleCom had $145 million in excess availability under its revolving credit facility.

    Superior TeleCom, through Essex, has financing availability through a receivable securitization program providing for up to $150.0 million in short term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 1999 although it may be extended for successive one-year periods subject to agreement. At January 31, 1999, $105.4 million was outstanding under this program at an interest rate of 5.6%.

    As discussed in Note 4 to the accompanying unaudited Condensed Consolidated Financial Statements, Superior TeleCom acquired 51% of Cables of Zion on May 5, 1998 and financed the $25.0 million purchase price through borrowings under its existing revolving credit facility. On December 30, 1998, Cables of Zion completed the acquisition of the business and certain operating assets of Cvalim for $41.2 million. In connection with the acquisition, Cables of Zion entered into a $83.0 million credit facility consisting of a term loan amounting to $53.0 million and a $30.0 million revolving credit facility. Proceeds from the financing were used to finance the acquisition, pay related expenses and provide for working capital requirements of Cables of Zion. Obligations under the credit facility are secured by all of the assets of Cables of Zion. The credit facility contains customary performance and financial covenants. At January 31, 1999, Cables of Zion had $30 million in excess availability under its revolving credit facility.

    Superior TeleCom's principal debt service commitments for the next 12 months amount to $63.0 million and capital expenditures are expected to approximate $65.0-$75.0 million. Management anticipates that Superior TeleCom will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Superior TeleCom's revolving credit facility should be sufficient to cover such shortfall.

    As of January 31, 1999, Premier had $26.1 million in availability under its revolving credit facility and an additional $3.2 million in cash and cash equivalents. Premier's principal debt service commitments for the next 12 months amount to $8.7 million and capital expenditures are expected to approximate $12.0 - $15.0 million. Management anticipates that Premier will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Premier's revolving credit facility should be sufficient to cover such shortfall.

    Alpine holds, in addition to corporate cash, cash equivalents and marketable securities, approximately 10.1 million common shares (representing 50.1% of the outstanding common shares) of Superior TeleCom (NYSE:SUT) which, based on the closing price on March 16, 1999, had a market value of approximately $216.8 million and a consolidated carrying value as recorded by Alpine (net of minority interest) of approximately $46.1 million. Superior TeleCom common stock owned by Alpine with a market value of approximately $81.0 million is pledged as collateral to secure certain debt of Alpine and Premier.

    The Superior TeleCom, Cables of Zion and Premier credit arrangements include restrictions and/or limitations on dividends or other payments by such subsidiaries to Alpine. For the next 12 month period, Alpine expects to fund its corporate activities (which includes approximately $12.0 - $13.0 million in estimated cash corporate overhead and interest expense) from allowable management fees payable by its subsidiaries to Alpine, cash dividends received from Superior TeleCom and from interest income, with any shortfall funded from Alpine's existing corporate cash, cash equivalents and marketable securities reserves.

DERIVATIVE FINANCIAL INSTRUMENTS

    To a limited extent, the Company uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Superior TeleCom's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for financial or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

YEAR 2000

OVERVIEW

    The year 2000 ("Y2K") problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. The six-digit date (YYMMDD) has become the standard for date representations and is embedded in a multitude of computer programs and computer chips. Information Technology (IT) hardware, "embedded" technology, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. The Company does not manufacture or sell products with embedded technology.

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. At this time, based upon the efforts taken to date and those yet to be taken, the Company does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Year 2000 issue. Remediation costs for problems identified, thus far, are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 75% complete at Superior TeleCom and 85% complete at Premier and should be completed in April 1999 upon receipt of all remaining vendor and supplier Year 2000 readiness inquiries.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

(1) Raw material vendors: The Company's raw material purchases are through third party raw material vendors. All mission critical raw material vendors have responded to the Company's Year 2000 readiness inquiry;

(2) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which includes all embedded chip equipment, is at 75% at Superior and 100% at Premier;

(3) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is at 90% at Superior and 100% at Premier; and

(4) Software vendors: The Company has substantially completed its upgrade of all purchased software to Year 2000 compliant versions and is in the modification and testing phase.

    The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before June 1999.

    The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed during the first and second quarters of 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

SUPERIOR TELECOM

    The current estimate of the cost of remediation and equipment and software replacement, of which approximately 50% has been incurred to date, ranges between $7 million and $7.25 million and is summarized below. Approximately one-half of the remaining $3.5 million is to be paid to external parties for purchases of new systems and equipment.

                                                          $     5.95 - $6.16
Code modification and testing:..........................             million
                                                          $     1.05 - $1.09
Personal computer, software and other upgrades..........             million

    Approximately 12% of the total IT budget for 1998 and 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

PREMIER

    The current estimate of the cost of remediation and equipment and software replacement, of which approximately 50% has been incurred to date, is $1.68 million and is summarized below.

                                                                $1.40
Information technology........................................  million
                                                                $0.28
Non-information technology....................................  million

    Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

SUPERIOR TELECOM

    A most reasonably likely worst case Year 2000 scenario for Superior TeleCom is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of Superior TeleCom's product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on Superior TeleCom's schedule of other major IT projects.

    Superior TeleCom has not completed a contingency plan, however, it intends to have such a plan completed by March 31, 1999. Each manufacturing facility will incorporate Year 2000 into their existing disaster contingency plan. The contingency plan will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified and available.

PREMIER

    Premier's most reasonably likely worst case Year 2000 scenario in its North American operations is that in areas where new Year 2000 compliant software has been installed, the software users will be unable to properly operate the system. As a contingency plan, Premier will provide the new software users with on-site seasoned personnel from sites where such software has been previously installed and operated.

    Premier's most reasonably likely worst case Year 2000 scenario in its European operations is that any of its customized business systems will contain new programming anomalies which render such systems ineffective. Premier's contingency plans for this include significant project management review, intensified testing by both the information technology staff and the users and remediation prioritization.

    Contingency plans for Premier's most reasonably likely worst case Year 2000 scenario for its manufacturing, distribution and research and development systems are currently being developed.

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

                           PART II. OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NUMBER                                           DESCRIPTION
-----------------  ---------------------------------------------------------------------------------------

        10.1*      The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors.
          27*      Financial Data Schedule

(B) REPORTS ON FORM 8-K

       A Form 8-K related to the Cvalim acquisition was filed on January 15, 1999.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE ALPINE GROUP, INC.

Date: March 17, 1999                          By:        /s/ DAVID S. ALDRIDGE
                                                         -----------------------------------------
                                                         David S. Aldridge
                                                         Chief Financial Officer