Form 10-K405
period 1999-04-30
ALPINE GROUP INC /DE/
filed 1999-07-29
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-9078

                            ------------------------

                             THE ALPINE GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             22-1620387
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

               1790 BROADWAY                           10019-1412
             NEW YORK, NEW YORK                        (ZIP CODE)
  (Address of principal executive offices)

        Registrant's telephone number, including area code 212-757-3333

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                     TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------  --------------------------------------------------------------
            Common Stock, par value $.10 per share                                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At July 26, 1999, the registrant had 15,445,129 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $216.2 million based on the closing price of $17.1875 per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the Company's Annual Meeting of Stockholders in Part III
                               of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company which, through its 51.7% owned subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), is principally engaged in the manufacture and sale of wire and cable products, including communications, electrical and magnet wire and cable. Alpine also owns 83.4% of Premier Refractories International Inc. ("Premier"), a major refractories products and services company. On May 28, 1999, Alpine, Premier, Cookson Group plc, a London Stock Exchange listed company ("Cookson"), and PRI Acquisition, Inc., Cookson's wholly owned subsidiary, entered into an Agreement and Plan of Merger (the "Premier Merger Agreement") providing for the acquisition by Cookson of 100% of the capital stock and business operations of Premier through the merger of PRI Acquisition, Inc. into Premier. As a result of this transaction, which is expected to close during the second quarter of the Company's fiscal year 2000, the Company has classified Premier as a discontinued operation.

    Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is (212) 757-3333.

                             SUPERIOR TELECOM INC.

GENERAL

    Superior is the largest wire and cable manufacturer in the United States and the fourth-largest in the world. Superior manufactures a broad portfolio of wire and cable products with primary applications in the communications, original equipment manufacturer ("OEM") and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 43 manufacturing facilities in the United States, Canada, United Kingdom and Israel.

    On October 2, 1996, the Company completed a reorganization (the "Reorganization") whereby all of the issued and outstanding common stock of two of the Company's wholly-owned subsidiaries, Superior Telecommunications Inc. ("STI") and DNE Systems, Inc. ("DNE"), were contributed to Superior. On October 17, 1996, Superior completed an initial public offering (the "Offering") of approximately 49.9% of its common stock. Superior used the net proceeds to reduce outstanding bank debt and to pay to the Company certain previously declared dividends. As a result of the Offering and subsequent stock transactions, the Company's common stock ownership position in Superior was reduced to its current ownership position of approximately 51.7%.

RECENT SIGNIFICANT GROWTH

    Over the past four years, Superior (including its predecessors) has led a consolidation of the North American copper wire and cable industry. In May 1995, STI acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. With this acquisition, the Company became the largest North American manufacturer of copper telephone wire and cable.

    On November 27, 1998, a newly formed wholly-owned subsidiary of Superior acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. (together with its subsidiaries, unless the context otherwise requires, "Essex") through a cash tender offer for an aggregate price of approximately $770 million (the "Essex Acquisition"). On March 31, 1999, as a result of a merger of that newly formed wholly-owned subsidiary of Superior into Essex, Essex became a wholly-owned subsidiary of Superior. In the merger, holders of the remaining 19% of the outstanding shares of common stock of Essex each received shares (in the aggregate $167 million liquidation value) of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware business trust in which Superior owns all the common equity interests.

    Essex manufactures and distributes wire and cable and insulation products, including magnet wire and insulation materials for electromechanical devices, building wire for commercial and residential construction applications, copper communications wire and cable, industrial wire, and automotive wire. As a result of the acquisition of Essex, Superior is now a diversified supplier of a variety of wire and cable products and, based on current annualized sales levels, is the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

    During 1998, Superior also expanded its presence in international markets. On May 5, 1998, Superior acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works Ltd., now known as Superior Cables Ltd. ("Cables of Zion"), for approximately $25.0 million in cash. Cables of Zion is an Israeli-based cable and wire manufacturer whose primary products include fiber and copper communications wire and cable and power cable. Cables of Zion products are sold primarily into the Israeli and European markets.

    On December 31, 1998, Superior, through Cables of Zion, acquired the business and certain operating assets of Cvalim--The Electric Wire & Cable Company of Israel Ltd. ("Cvalim") and its wholly-owned subsidiary, Dash Cable Industries (Israel) Ltd., for approximately $41.2 million in cash. Cvalim is the leading Israeli manufacturer of electrical, communications and industrial wire and cable products. As a result of these acquisitions, Cables of Zion is the dominant wire and cable manufacturer in Israel with an approximate 70% market share. The Company believes that expanding its operational presence in Israel will enable it to participate further in the growing wire and cable markets in Europe and the Middle East. The operations of Cables of Zion (including the acquired operations of Cvalim) are hereinafter referred to as "Superior Israel".

BUSINESS LINES

    Prior to the acquisitions of Essex and Superior Israel, Superior's product sales were comprised almost entirely of communications wire and cable. With the Essex Acquisition, Superior broadened its product lines into the OEM segment (principally magnet wire, automotive wire and related products) and into electrical wire (low voltage building wire and industrial wire). With the Superior Israel acquisition, Superior added additional communications wire and cable product sales on an international basis (including fiber optic cable), along with low, medium and high voltage power cable, as well as other wire and cable product lines.

    The following table sets forth dollar amounts and percentages of sales of each of Superior's major business lines on a historic basis for the fiscal years ended April 30, 1998 and 1999, and on a pro forma basis for the fiscal year ended April 30, 1999, assuming Essex and Superior Israel were acquired on May 1, 1998:

                                           ACTUAL                ACTUAL              PRO FORMA
                                        FISCAL 1998           FISCAL 1999           FISCAL 1999
                                    --------------------  --------------------  --------------------
                                      SALES        %        SALES        %        SALES        %
                                    ---------     ---     ---------     ---     ---------     ---
                                                               (DOLLARS IN MILLIONS)
Communications....................  $   516.6        100% $   626.8         55% $   802.3         39%
OEM...............................         --         --      269.2         23      635.8         30
Electrical........................         --         --      247.2         22      648.5         31
                                    ---------        ---  ---------        ---  ---------        ---
                                    $   516.6        100% $ 1,143.2        100% $ 2,086.6        100%
                                    ---------        ---  ---------        ---  ---------        ---
                                    ---------        ---  ---------        ---  ---------        ---

    For more detailed financial information relating to the Company's business segments, see "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMMUNICATIONS GROUP

    Superior's Communications Group focuses on two areas of the North American communications wire and cable market: (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom, or premise, wire and cable used within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. Through six geographically dispersed plants Superior has annual production capacity in North America of 170 billion conductor feet ("bcf") for OSP and datacom copper wire and cable. Additionally, through Superior Israel, Superior has an additional seven bcf of production capacity for OSP and datacom products. Superior is currently the largest manufacturer of copper communications cable in North America (which is Superior's primary market) and the largest worldwide manufacturer of copper OSP wire and cable products.

    The Communications Group also includes the operations of DNE. DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not significant in relation to the total net sales of the Communications Group.

OSP PRODUCTS

    Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the telecommunications infrastructure operated by the local exchange carriers ("LECs"), which include the regional Bell operating companies ("RBOCs") and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. The Company believes that copper will continue to be the leading transmission medium in the local loop due to factors such as: the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs; the lower installation and maintenance costs of copper compared to optical fiber and other media; technological advances, such as integrated services digital networks ("ISDN") and various digital subscriber line ("xDSL") technologies that increase the bandwidth of the installed local loop copper network; the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and the increasing demand for affordable multiple residential access lines.

    Demand for copper communications wire and cable is dependent on several factors, including: the rate at which new access lines are installed in homes and businesses; the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable; and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone lines and lines dedicated to facsimile machines and computer modems which are used for, among other purposes, business communications and access to the Internet.

    The local loop comprises approximately 173 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, substantially all local loop lines and systems continue to be copper-based. Superior believes that in the local loop, copper-based networks require significantly lower installation and maintenance costs than other alternative networks (such as fiber optics). Installation of fiber optic systems is both capital and labor intensive, and deployment of fiber optic systems generally has been limited to trunk and feeder lines and wide area network configurations, where the density of voice and data traffic make such systems cost efficient.

    Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include ISDN and xDSL technologies. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high speed LAN to LAN connectivity, and other specialized, bandwidth-intensive applications.

    The most recent technological advance is xDSL technology. xDSL technology, which includes ADSL and HDSL, has increased the bandwidth capacity of copper networks in the local loop through sophisticated digital multiplexing and modulation techniques. xDSL technology currently expands the bandwidth transmission capacity over twisted pair copper wire in the local loop from 56,000 bps to over 8 million bps, depending on distance.

    ADSL transmits interactive video and data services, including video on demand, on-line shopping, banking and other data services, as well as Internet access, over the existing copper-based local loop, requiring substantially less investment of capital and labor than alternative technologies such as fiber optics. ADSL is asymmetric in that it is high bandwidth in one direction and lower bandwidth in the other. This arrangement is intended primarily to support one-way high bandwidth applications, such as the provision of broadcast quality video into the home. HDSL, as opposed to ADSL, provides high bandwidth transmission in both directions over the copper-based network. In contrast to fiber optic cable systems, HDSL uses a minimal amount of power on the remote end of the line, making the traditional power supplied by copper communications wire sufficient for its use. ISDN is a set of digital transmission signaling protocols and interfaces that provides end-to-end digital connectivity to support a wide range of services. ISDN service over the existing copper local loop is expanding due to the increased demand for digital telecommunications applications such as remote office connectivity and Internet access.

    While these rapid and significant technological advances continue to increase the use and bandwidth of the copper local loop network, optical fiber is gradually being deployed in the feeder network as a funnel to support the emerging high bandwidth digital copper loops. Superior has developed an optical fiber cable product line that includes local loop feeder cables for OSP applications. Superior has expanded its manufacturing capability for fiber optic cables for these applications, although sales of these products are not yet significant.

    Superior manufactures a wide variety of OSP wire and cable products. Superior's copper-based OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. To a much lesser extent, Superior also manufactures fiber optic cable for OSP applications.

    The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Superior's copper OSP wire and cable products are differentiated by design variations, depending on where the cable is to be installed. Wire and cable products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from penetrating the cable structure. The individual copper wires utilize either polyethylene or polypropylene insulation. Wire and cable products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with polyethylene insulation and no filling compound. The copper communications wire and cable products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

    One element of Superior's strategy in the Communications Group is to continue to expand into performance enhanced wire and cable products that provide opportunities for growth both within and outside Superior's basic market. Superior has acquired or developed, or is in the process of developing, a number of new products, including (i) hybrid products combining twisted-pair copper wires with coaxial or fiber optic cable for distribution service, (ii) a broad band "extra terrestrial" cable to support new technologies within the OSP segment and (iii) fiber optic cables used for trunking and feeder applications in the local loop and for trunking and distribution applications in LANs. The fiber optic OSP cables can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 400 fibers, which are typically single-mode fibers. These cables are sold to traditional customers, such as LECs, as well as new customers, such as competitive local exchange carriers ("CLECs"), inter-exchange carriers ("IXCs") and competitive access providers ("CAPs").

    Superior has historically been a key supplier of OSP wire and cable to the RBOCs and the two major independent telephone companies (GTE Corporation and Sprint Corporation). It is estimated that the RBOCs, GTE and Sprint comprise approximately 80% of the approximate $1.4 billion North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. In recent years, Superior has not been a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. However, the recent Essex Acquisition provides Superior both the capacity and the established distributor network to address this market.

    On a pro-forma basis for the fiscal year ended April 30, 1999 (including a full year impact from the Essex Acquisition), 74% of Superior's OSP net sales were to the RBOCs and the two major independent telephone companies, 24% of net sales were primarily to other telephone companies and data product distributors in North America and 2% of net sales (excluding sales of Superior Israel) were made outside of North America.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of six salespersons. With the Essex Acquisition, Superior's OSP wire and cable products are increasingly being sold through original equipment manufacturers, as well as domestic and international distributors and sales representatives. Superior, through Superior Israel, also sells its fiber optic, OSP and datacom copper wire and cable products to Bezeq, the Israeli telephone company, and other customers and distributors in Israel, the United Kingdom, Europe and South America.

    Superior's sales to the major telephone operating companies are generally pursuant to multi-year supply agreements in which the customer agrees to have Superior supply a certain percentage of the customer's OSP wire or cable needs during the term of the agreement. Typically customers are not required to purchase any minimum quantities of product under these agreements. Superior currently has multi-year agreements with four of the five RBOCs and with the two major independent telephone companies. During the fiscal year ended April 30, 1999, sales to Sprint Corporation, Bell Atlantic Corporation, Southwestern Bell Telephone Company and GTE Corporation accounted for 14.6%, 13.8%, 13.3% and 12.4% of the Communications Group net sales, respectively. No other single customer accounted for more than 10% of net sales.

DATACOM PRODUCTS

    Datacom wire and cable is used within buildings to connect telecommunications devices (telephones, facsimile machines and computer modems) to the telecommunications network and in commercial buildings to provide connectivity for LANs. Rapid technological advances in communication and computer systems have created increasing demand for greater bandwidth capabilities in wire and cable products. The Company expects demand for datacom wire and cable products to increase significantly in the future, particularly as new office buildings are constructed, existing office buildings are upgraded to accommodate advanced network requirements and multiple residential access lines for facsimile machines, home offices and access to the Internet are installed.

    There are two primary applications for communications wiring systems within buildings: voice applications (estimated at 15% of new wiring system investment) and data applications (estimated at 85% of new wiring system investment). The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals (printers, file servers, etc.) to form a network.

    Four major types of cables are currently deployed in datacom applications:
(i) LAN copper twisted pair (unshielded twisted pair ("UTP") and shielded twisted pair ("STP")), (ii) LAN fiber optic cable, (iii) LAN coaxial cable and
(iv) voice twisted copper pair. Superior anticipates that UTP and fiber optic cable will provide the most significant growth opportunities due to increasing demands in the datacom market for cost-effective, high bandwidth solutions.

    Continued high growth for new LAN installations, as well as voice system upgrades, has resulted in increased demand for LAN twisted pair UTP cables, particularly Category 5 cables. Category 5 cables have made it possible for UTP to compete with fiber and LAN twisted pair STP for high-speed LAN applications. The other large component of the datacom segment is fiber optic cable, which meets the needs of communications services requiring bandwidth capabilities greater than can be provided by Category 5 cable.

    Superior's current datacom wire and cable product offerings include voice grade twisted pair, UTP and LAN fiber optic cable. Superior's UTP product offerings include Category 5 cables ranging in size from four pair to 25-pair cable. These cables are designed and manufactured for use in both plenum (vertical) and riser (horizontal) applications. Superior has recently developed and has begun marketing and sales of LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers (typically multi-mode fiber) and are used in plenum and riser applications within buildings.

    Superior's datacom wire and cable products are sold primarily through major national and international distributors, smaller regional distributors and representatives who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

    The datacom wire and cable market is fragmented, with nearly 25 datacom wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc. and Cable Design Technologies Corporation, which companies offer a turnkey system. Other manufacturers such as Superior, Berk-Tek (an Alcatel Company), Belden Inc., CommScope Inc. and General Cable Corporation offer an engineering specification oriented approach to the market. The remaining manufacturers employ a high volume, low cost approach through well established distributor relationships. Superior estimates the North American market for datacom wire and cable products, similar to those manufactured by Superior, to be approximately $1.7 billion.

    Superior is also proceeding with an expansion of its manufacturing capabilities for both copper UTP and fiber optic cable products. During July 1999, Superior commenced construction of an approximately 100,000 square foot addition to its Brownwood, Texas plant to house a new state of the art fiber optic cable manufacturing facility which it expects to become fully operational within twelve months. This increase in Superior's manufacturing capabilities for Superior's fiber optic products is anticipated to result in an increase in sales and market share.

DNE

    DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers. DNE net sales comprise 3% of the Communications Group net sales.

OEM GROUP

    Superior's OEM Group manufactures and sells magnet wire, automotive wiring and other related products to major OEM's for use in motors, transformers, electrical controls and automobile and truck harnesses. Through its Essex Brownell distribution business, Superior also distributes its magnet wire and related insulation and purchased products to smaller OEM's and repair and refurbishing contractors.

    The OEM Group operates 15 manufacturing plants and 18 warehousing and distribution locations in North America. Additionally, in 1998 Essex (prior to its acquisition by Superior) acquired BICC's UK-based magnet wire operations ("Essex/Connellys"). The Essex/Connellys acquisition provides Superior with European magnet wire capacity to service certain of Superior's existing North American customers which have major European operations. This acquisition also provides Superior an opportunity to participate in growth through an anticipated consolidation of magnet wire manufacturers in the European market.

MAGNET WIRE

    The Company believes that Superior is the leading supplier of magnet wire in the North American market. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of magnet wire for the fiscal year ended April 30, 1999 were $417 million.

    The North American market demand for magnet wire has experienced continued growth since 1990. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. Additionally, continuing consumer pressure and federal government mandates for higher energy efficiency are resulting in increased utilization of magnet wire within individual motors or electrical converter devices. Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased use of electric motors and coils in cars and trucks.

    Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing over the last several years.

    Superior offers a comprehensive line of magnet wire products, including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is the wire that is wound into coils of electromagnetic devices, including motors, alternators, coils, transformers, control devices and power generators. Electromagnetic devices are found in numerous industrial, household and automotive applications.

    New magnet wire products have been introduced recently that the Company believes will further enhance Superior's position as one of the technological and development leaders in the industry. Specifically, Superior has recently introduced the Ultra Shield-TM- Plus wire which is a superior rated magnet wire now used by many global motor manufacturers in inverter drive applications where high voltage spikes are encountered. Other new products include Soderon-Registered Trademark-/180 and Soderex-Registered Trademark-/180, two new magnet wires that are used in automotive and appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. In addition, Superior has also introduced a new DuPont Nemon-Registered Trademark-/910 wrapped magnet wire conductor for liquid-filled transformer applications as a replacement for low temperature paper wrap. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

    Superior's magnet wire products are sold to OEM's, aftermarket repair facilities, coil manufacturers and distributors. Products are marketed nationally through an internal sales force and through Superior's Essex Brownell distribution business, along with an external distribution network. Products are also marketed internationally through authorized distributors.

    As previously mentioned, the magnet wire market in North America is concentrated, with a small number of large manufactures. The Company believes it is the largest supplier of magnet wire in the North American market.

AUTOMOTIVE WIRE

    Superior's automotive wire products include primary wire for use in engine and body harnesses, ignition wire, battery cable and specialty wiring assemblies. On a pro forma basis, (including a full year impact from the Essex Acquisition), net sales of automotive wire products for the fiscal year ended April 30, 1999 amounted to $74 million. The automotive primary wire market has experienced growth over the last decade due to steady production levels of new vehicles and an increase in the installation of electrical options in vehicles, which deliver increased safety, convenience and engine performance to the consumer. These electrical options include power windows, supplemental restraint systems, digital displays, keyless entry, traction control, electronic suspension, and anti-lock brakes. The Company expects the trend of additional electronic features to grow, thereby increasing demand for automotive wire. Further, the increasing demand for copper wire content in vehicles has made it essential to use finer-gauge, thinner wall, higher temperature insulation coated wire, which requires significant advanced product development and manufacturing technologies.

    Superior sells automotive wire products primarily to tier-one motor vehicle manufacturer suppliers. Automotive wire products are marketed through an internal sales force and manufacturers' representatives.

INSULATION AND PURCHASED PRODUCTS

    Superior's insulation products consist of various electrical insulations used in a wide variety of applications by OEM's and repair and refurbishing contractors. These insulation products include electrical grade tubing and sleeving marketed under the Suflex brand, mica sheet and mica electrical tapes marketed under the U.S. Samica brand, fabricated mica segments marketed under the Macallen brand, as well as engineered electrical insulation materials, manufactured and marketed under the Active Industries business.

    Superior's insulation products are sold directly to OEM's, to various authorized distributors for resale or through Superior's internal distribution group (Essex Brownell). Generally, insulation products are sold to the same customers that use magnet wire. Superior has a distinct competitive advantage in that it is the only major North American producer of magnet wire that also manufactures and distributes high quality electrical insulations. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of insulation and purchased product for the fiscal year ended April 30, 1999 amounted to $144 million.

    These products and all products within the OEM business are supported by an internal distribution organization, Essex Brownell. Essex Brownell was formed when the Brownell distribution business was acquired by Essex in 1995. Essex Brownell focuses on selling Superior manufactured products into the motor repair and secondary OEM markets. This distribution organization also distributes many purchased materials from other insulation manufacturers.

ELECTRICAL GROUP

    Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a line of industrial wire products. On a pro forma basis (including a full year impact from the Essex Acquisition), net sales of building wire and industrial wire products for the fiscal year ended April 30, 1999 were $544 million and $103 million, respectively. The Electrical Group operates ten manufacturing plants in the United States with annual production capacity of approximately 510 million copper equivalent pounds.

    Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. Industrial wire products include appliance wire, motor lead wire, submersible pump cable, power cable, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

    Superior is the leading manufacturer in North America of copper building wire products used in commercial and residential applications. Superior estimates that the building wire market has grown, on average, approximately 3-5% per annum over the past five years. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. Both new construction and renovation growth are being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, there has been a greater wiring density required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty and task lighting, electric garages and outdoor lighting systems. New home automation and computer systems contribute to the cable and wire increased density requirements in new and renovation construction as well. The average new home is also increasing in size and thus influencing sales growth in this industry.

    The building wire industry has experienced significant consolidation in recent years, declining from approximately 28 manufacturers in 1980 to eight primary manufacturers in 1999. Superior believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and of manufacturing, purchasing and distribution economies of scale.

    In the industrial wire market, Superior has a significantly smaller market position than in the building wire industry. Factors impacting sales growth in this market include the construction and expansion of manufacturing plants, mine expansion and consumer spending for hard goods. Due to the diversity of product offerings within this industry, Superior's competition is fragmented across product lines and markets served.

    Superior sells its electrical wire and cable products nationally through an internal sales force and through manufacturers' representatives. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounts for more than 10% of Superior's net sales in the Electrical Group.

    Prior to 1998, Essex served the wholesale electrical and specialty distributors through a network of over 30 service centers and stocking locations in the United States. In 1998, Essex (prior to its acquisition by Superior) began an initiative to consolidate the service centers and stocking locations into a smaller number of strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products, including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs will provide regionally centralized distribution for communication wire and cable and magnet wire (and related insulation) products. Two RDCs have been opened to date. Superior intends to establish additional RDCs over the next 18-month period in order to be in the position to virtually eliminate all of its remaining remote stocking locations. Superior believes that implementation of the RDC approach will improve customer service through shorter lead times and improved order fill rates, and will result in overall reductions in inventory carrying costs as well as reductions in freight costs and warehousing and distribution expense.

RAW MATERIALS AND MANUFACTURING

    The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. Superior estimates it is the largest North American consumer of copper rod with over 900 million pounds used annually in its production process. Due to the importance of copper to its business, Superior maintains a centralized metals operations that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

    Superior maintains five copper rod continuous casting units, strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior is able to produce approximately 65% of its copper rod requirements.

    In addition to converting copper cathode into copper rod, Superior's metal processing center also processes copper scrap (both internally generated scrap as well as scrap purchased from other copper wire producers). Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. Superior uses a continuous casting process to convert scrap material directly into copper rod. Management believes that internal reclamation of scrap copper provides greater control over the cost to recover Superior's principal manufacturing by-product.

    Superior purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to contracts which extend for a one-year period and are normally based on the COMEX price, plus a premium to cover transportation and payment terms. Additionally, Superior, to a limited extent, utilizes COMEX fixed price futures contracts to manage its commodity price risk. Superior does not hold or issue such contracts for trading purposes.

    Historically, Superior has had adequate supplies of copper and other raw materials available to it from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected Superior's ability to meet its copper procurement requirements. Although Superior has not experienced any shortages in the recent past, no assurance can be given that Superior will be able to procure adequate supplies of its essential raw materials to meet its future needs.

    The cost of copper has been subject to considerable volatility over the past several years. Fluctuations in the cost of copper have not had a material impact on profitability due to the ability of Superior in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of its inventory shipped.

    Superior's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials. In addition to copper rod, Superior is also vertically integrated in the production of magnet wire enamels and extrudable polymeric compounds. The Company believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, the Company believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire, automotive and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential compounds used in production can be achieved. These operations are supported by Superior's metallurgical, chemical and polymer development laboratories.

    Superior's export sales during the fiscal year ended April 30, 1999 and 1998 were $41.1 million and $10.9 million, respectively. Export sales on a pro forma basis (assuming a full year impact from the Essex and Cvalim acquisitions) for the fiscal year ended April 30, 1999 were $65 million. Superior's primary markets for export sales are Latin America and Europe.

    Backlog in the communications wire and cable segment typically consists of 3-6 weeks of sales depending on seasonal issues. Superior's other product lines have no significant order backlog because they follow the industry practice of manufacturing products on an ongoing basis to meet customer demand on a just-in-time basis. The Company believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on Superior's results of operations.

    The market for wire and cable products is highly competitive. Each of Superior's businesses competes with at least one major competitor. However, due to the diversity of Superior's product lines as a whole, no single competitor competes with Superior across the entire spectrum of Superior's product lines. Superior's diversity of products and diversity of end users insulates it from adverse conditions in any one business unit or any one product line.

    Many of Superior's products are made to industry specifications, and therefore, may be interchangeable with competitors' products. Superior is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes it enjoys strong customer relations resulting from its long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, Superior's distribution networks enable it to compete effectively with respect to delivery time.

    In response to the changing requirements of the communications industry, Superior established a product development center during the fourth quarter of fiscal 1997. This 60,000 square foot facility is located in Kennesaw, Georgia and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in LANs as well as telephone networks. Initial sales and shipments of these products began in 1998, although they are not yet material to consolidated sales.

    Superior also has development projects underway for performance enhanced copper-based communications wire products that are designed to meet the existing and future needs of the telephone companies. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line for certain LAN datacom applications, including the development of enhanced Category 5 and Category 6 UTP products.

    Superior also operates research and development facilities in Lafayette and Fort Wayne, Indiana. Research activities at the Lafayette facility are focused on development of improved PVC and rubber compounds, which are used as insulation and jacketing materials for many communication, automotive, building and industrial wire products. At the Fort Wayne facility, Superior's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

    Aggregate research and development expenses of Superior during the fiscal years ended April 30, 1997, 1998 and 1999 amounted to $2.2 million, $3.0 million and $5.1 million, respectively. On a pro forma basis, research and development expenses for the fiscal year ended April 30, 1999 amounted to $7 million.

    Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

                  RECENT DEVELOPMENTS--DISCONTINUED OPERATIONS

    On May 28, 1999, Alpine, Premier, Alpine's 83.4% owned subsidiary engaged in the refractories manufacture and installation business, Cookson, and PRI Acquisition, Inc., Cookson's wholly owned subsidiary, entered into the Premier Merger Agreement providing for the acquisition by Cookson of 100% of the capital stock and business operations of Premier through the merger of PRI Acquisition, Inc. into Premier (the "Premier Disposition"). The closing of the Premier Disposition is subject to customary conditions and regulatory approvals and is anticipated to occur during the second quarter of fiscal 2000. In connection with the Premier Disposition, Cookson will assume or repay all of Premier's existing indebtedness and will issue approximately 33.4 million ordinary shares of Cookson and pay approximately $15.6 million in cash to Premier's stockholders (subject to adjustment based on the working capital and indebtedness levels of Premier at the time of the closing of the merger). In connection with the Premier Disposition, Alpine also received from Premier the right to receive from Minerals Trading, Inc. in the year 2001 a contingent payment based upon the earnings through 2000 of the American Minerals business, which was spun-off to Mineral's Trading, Inc. by American Premier Holdings, Inc. concurrently with Alpine's acquisition of American Premier Holdings, Inc. in January 1998. Premier has 16 manufacturing facilities throughout North America, five in the U.K. and four in continental Europe.

    The Company has accounted for Premier as a discontinued operation. Accordingly, the operating results of Premier have been segregated from the Company's continuing operations and are reported as a separate line item on the statements of operations as discontinued operations. The Company has restated its prior period consolidated financial statements to present Premier as a discontinued operation. In fiscal 1997, 1998 and 1999, the Company recognized a loss from the discontinued operations of Premier totaling $2.3 million, or $0.12 per diluted share, $194,000, or $0.01 per diluted share and $2.7 million, or $0.15 per diluted share, respectively.

                                   EMPLOYEES

    As of April 30, 1999, Alpine employed 7,390 people, including 7,365 at Superior and 25 at Alpine's corporate offices.

    Approximately 3,975 persons employed at Superior are represented by unions. Collective bargaining agreements expire at various times between 1999 and 2003, with contracts covering 39% of Superior's unionized work force due to expire at various times during the next fiscal year. The Company considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    Alpine's manufacturing operations are subject to extensive federal, foreign, state and local environmental and land use laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products and stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its businesses, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in fiscal 1997, 1998 or 1999. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Alpine.

    Operations of Alpine, certain of its predecessors or certain of the companies it has acquired have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by the Company or at sites to which wastes may have been sent for disposal. The Company is presently involved in investigatory and remedial activities at certain sites, some of which are being conducted under the oversight of governmental authorities. If it is determined that past disposal practices or facility operations at other currently or formerly owned, operated or used sites have resulted in releases of regulated contaminants to soil or groundwater, investigation and remediation of such contamination may be required, and if the contamination is found to be substantial, it could have a material adverse effect on the operations, business and financial results of Alpine.

    In connection with certain acquisitions and divestitures, Alpine has also assumed responsibility for and indemnified purchasers against certain obligations and liabilities associated with contamination, if any, existing at certain of its or its predecessors' current and former facilities and for certain obligations and liabilities associated with contamination, if any, at off-site locations to which the Company or its predecessors sent waste. For example, in the Premier Merger Agreement (see Recent Developments-- Discontinued Operations), the Company, subject to certain time and dollar limits, agreed to indemnify Cookson and certain related parties for claims made pursuant to environmental laws, which claims relate to real property formerly owned, leased or operated by Premier or the off-site transportation, treatment, storage, or disposal prior to the closing date of the Premier Disposition of hazardous substances generated by Premier.

ITEM 2. PROPERTIES

    Alpine conducts its principal operations at the facilities set forth below:

                                                                               SQUARE
OPERATION                                               LOCATION               FOOTAGE         LEASED/OWNED
------------------------------------------  --------------------------------  ---------  ------------------------
COMMUNICATIONS
  OSP/Datacom.............................  Chester, South Carolina             218,000           Owned
                                            Hoisington, Kansas                  257,000           Owned
                                            Brownwood, Texas                    328,000   Leased (expires 2013)
                                            Tarboro, North Carolina             295,000           Owned
                                            Winnipeg, Manitoba                  190,000           Owned
                                            Elizabethtown, Kentucky             163,000           Owned
                                            Kennesaw, Georgia                    58,000   Leased (expires 2002)

  DNE.....................................  Wallingford, Connecticut             65,000   Leased (expires 2007)

  Superior Israel.........................  Shaar Hanegav, Israel               240,000           Owned
                                            Eilat, Israel                       131,000           Owned
                                            Haifa, Israel                       155,000   Leased (expires 2003)
                                            Carmiel, Israel                      66,000   Leased (expires 1999)
                                            Bet-Shean, Israel                   183,000   Leased (expires 2002)
                                            Maalot, Israel                       35,000   Leased (expires 2003)
                                            Nazareth, Israel                     88,000   Leased (expires 2003)

OEM
  Magnet Wire.............................  Charlotte, North Carolina            26,000   Leased (expires 2001)
                                            Fort Wayne, Indiana                 181,000           Owned
                                            Franklin, Indiana                    35,000            (a)
                                            Franklin, Tennessee                 289,000   Leased (expires 2008)
                                            Kendallville, Indiana                88,000           Owned
                                            Rockford, Illinois                  319,000           Owned
                                            Vincennes, Indiana                  267,000           Owned

  Automotive Wire.........................  Kosciusko, Mississippi               90,000            (b)
                                            Orleans, Indiana                    425,000           Owned
                                            Athens, Georgia                      30,000   Leased (expires 2016)

  Insulation/Purchased Products...........  Clifton Park, New York               22,000   Leased (expires 2016)
                                            Newmarket, New Hampshire (two
                                              facilities)                       132,000           Owned
                                            Rutland, Vermont                     61,000           Owned
                                            Willowbrook, Illinois                60,000   Leased (expires 2016)

  United Kingdom..........................  Huyton, Quarry, U.K.                146,000           Owned

ELECTRICAL
  Building Wire...........................  Anaheim, California                 174,000           Owned
                                            Columbia City, Indiana              400,000           Owned
                                            Pauline, Kansas                     501,000           Owned
                                            Sikeston, Missouri                  189,000           Owned
                                            Tiffin, Ohio                        260,000           Owned

  Industrial Wire.........................  Florence, Alabama                   129,000           Owned
                                            Lafayette, Indiana                  350,000           Owned
                                            Pawtucket, Rhode Island             412,000           Owned
                                            Phoenix, Arizona                     34,000           Owned

                                                                               SQUARE
OPERATION                                               LOCATION               FOOTAGE         LEASED/OWNED
------------------------------------------  --------------------------------  ---------  ------------------------
METALS PROCESSING.........................  Columbia City, Indiana               75,000           Owned
                                            Jonesboro, Indiana                   56,000           Owned

THERMOPLASTICS FABRICATION................  Marion, Indiana                      50,000           Owned

ADMINISTRATIVE OFFICES....................  New York, New York                    5,400   Leased (expires 2002)
                                            Atlanta, Georgia                     31,000   Leased (expires 2001)
                                            Fort Wayne, Indiana                 295,000           Owned
                                            Rishon Lezion, Israel                 8,700   Leased (expires 1999)

------------------------

(a) The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco as a joint venture between the Company and the Furukawa Electric Company, LTD., Tokyo, Japan ("Femco"). Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

(b) Approximately 30,000 square feet is leased. The lease is renewed automatically each year, not to exceed 99 years, from 1980.

    In addition to the facilities described in the table above, Superior owns or leases 32 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

    The Company believes that its plants are generally suitable and adequate for the business being conducted and to service the requirements of its customers. Capital spending plans are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. The Company does not view any of its plants as being underutilized.

    Most Superior plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During fiscal 1999, Superior's facilities operated at approximately 90% capacity.

ITEM 3. LEGAL PROCEEDINGS

    The Company's operations are subject to environmental laws and regulations governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Company facilities and at off-site disposal locations. Liabilities under these laws and regulations for on-site contamination at certain Company facilities are the result of historic disposal activities, including activities attributable to Company operations and those occurring prior to the use of a facility by the Company. Off-site liability includes clean-up responsibilities at various sites, to be remedied under federal or state statutes, for which the Company has been identified by the United States Environmental Protection Agency (the "EPA") (or the equivalent state agency) as a Potentially Responsible Party ("PRP").

    Superior's wholly owned subsidiary, Essex, has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation ("UTC") provided in connection with the February 1988 sale of Essex by UTC to Essex's previous stockholders. The sites covered by the indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. Almost exclusively, these sites are mature sites where allocations have been settled and remediation is well underway or has been completed. UTC also provided an additional environmental indemnity relating to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988, that only became known to UTC in the five-year period commencing February 29, 1988. As to such liabilities, Essex is responsible for the first $4.0 million incurred. To date Essex has incurred approximately $0.2 million in the basket. Apart from the indemnified sites and those subject to the basket, Essex has been named as a PRP or a defendant in a civil lawsuit at five sites, Superior's wholly owned subsidiary, Superior Telecommunications, Inc. has been named as a PRP at one site, and Premier is a PRP at one site. The Company has provided a reserve in the amount of $1.8 million to cover its environmental contingencies as of April 30, 1999. This accrual is based on management's best estimate of the Company's exposure in light of relevant available information. The Company does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations, although there can be no assurance that future developments will not alter this conclusion.

    Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. At July 1, 1999, the number of cases pending against Essex was 104, involving approximately 2,274 claims. The Company's strategy is to defend these cases vigorously. The Company believes that its liability, if any, in these matters and the related defense costs will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

    The Company and certain of its subsidiaries are defendants in other lawsuits, certain of which lawsuits are insured claims arising in the ordinary course of the operations of the Company and such subsidiaries and, while the outcome of litigation can never be predicted with certainty, management believes that none of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Alpine did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    Alpine's Common Stock, $0.10 par value (the "Alpine Common Stock"), is listed on the New York Stock Exchange (the "NYSE") under the symbol AGI. The following table sets forth the range of high and low daily closing sales prices for the Alpine Common Stock for the last two fiscal years.

                                                                                    HIGH          LOW
                                                                                ------------  ------------
Fiscal 1998:
  First Quarter...............................................................  $      1211/16 $       91/8
  Second Quarter..............................................................         155/16        11
  Third Quarter...............................................................         207/8         1413/16
  Fourth Quarter..............................................................         213/4         183/16
Fiscal 1999:
  First Quarter...............................................................  $      217/8  $      161/2
  Second Quarter..............................................................         181/4         133/16
  Third Quarter...............................................................         183/4         131/8
  Fourth Quarter..............................................................         141/4          93/8

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At July 26, 1999, 15,445,129 shares of Alpine Common Stock were issued and outstanding, and there were approximately 6,000 record holders thereof.

    (c) Dividends

    Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine Common Stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

    On February 17, 1999, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Alpine Common Stock, payable to the stockholders of record on March 1, 1999. The Board of Directors also authorized and directed the issuance of one Right with respect to each share of Alpine Common Stock issued thereafter until the date of distribution of separate certificates evidencing the Rights (or the earlier redemption or expiration of the Rights).

    Subject to certain exceptions, each Right, when it becomes exercisable, entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value, at a price of $75, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 17, 1999, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the Consolidated Financial Statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1999 are derived from the audited consolidated financial statements of Alpine.

                                                                            FISCAL YEAR ENDED APRIL 30, (1)
                                                                 -----------------------------------------------------
                                                                   1995       1996       1997       1998       1999
                                                                 ---------  ---------  ---------  ---------  ---------

                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales......................................................  $   164.5  $   410.4  $   463.8  $   516.6  $ 1,143.2
Cost of goods sold.............................................      142.1      362.9      384.3      417.4      910.7
                                                                 ---------  ---------  ---------  ---------  ---------
  Gross profit.................................................       22.4       47.6       79.6       99.2      232.6
Selling, general and administrative expenses...................       14.7       20.2       25.3       28.8       93.9
Nonrecurring and unusual charges...............................         --         --         --         --        7.3
Amortization of goodwill.......................................        1.0        1.4        1.7        1.7        8.4
                                                                 ---------  ---------  ---------  ---------  ---------
  Operating income.............................................        6.6       26.0       52.5       68.7      123.1
Interest (expense).............................................       (5.4)     (19.3)     (13.8)     (10.8)     (60.1)
Gain on sale of subsidiary stock...............................         --         --       80.4         --         --
Other income, net..............................................        0.1        1.7        2.0        4.1        1.9
                                                                 ---------  ---------  ---------  ---------  ---------
  Income from continuing operations before income taxes,
    minority interest and extraordinary (loss).................        1.3        8.3      121.2       62.0       64.8
  Provision for income taxes...................................       (0.3)      (1.3)     (53.9)     (24.8)     (28.0)
                                                                 ---------  ---------  ---------  ---------  ---------
Income from continuing operations before distributions on
  preferred securities of subsidiary trust, minority interest
  and extraordinary (loss).....................................        1.0        7.0       67.3       37.2       36.9
Distributions on preferred securites of subsidiary trust.......         --         --         --         --       (1.3)
                                                                 ---------  ---------  ---------  ---------  ---------
Income from continuing operations before minority interest and
  extraordinary (loss).........................................        1.0        7.0       67.3       37.2       35.6
Minority interest in earnings of subsidiaries, net.............         --         --       (8.1)     (20.3)     (18.7)
                                                                 ---------  ---------  ---------  ---------  ---------
Income from continuing operations before extraordinary
  (loss).......................................................        1.0        7.0       59.2       16.9       16.9
(Loss) from discontinued operations(2).........................       (7.1)      (4.0)      (2.3)      (0.2)      (2.7)
                                                                 ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary (loss)......................       (6.0)       3.0       56.8       16.7       14.2
Extraordinary (loss) on early extinguishment of debt, net of
  tax..........................................................         --       (4.9)     (20.1)      (1.5)      (0.6)
                                                                 ---------  ---------  ---------  ---------  ---------
Net income (loss)..............................................  $    (6.0) $    (1.9) $    36.7  $    15.3  $    13.6
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------

                                                                               FISCAL YEAR ENDED APRIL 30, (1)
                                                                    -----------------------------------------------------
                                                                      1995       1996       1997       1998       1999
                                                                    ---------  ---------  ---------  ---------  ---------

                                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME (LOSS) PER SHARE OF COMMON STOCK:
BASIC
  Income from continuing operations...............................  $    0.01  $    0.33  $    3.28  $    0.99  $    1.03
  (Loss) from discontinued operations.............................      (0.39)     (0.22)     (0.13)     (0.01)     (0.17)
  Extraordinary (loss) on early extinguishment of debt............         --      (0.27)     (1.12)     (0.09)     (0.04)
  Preferred stock redemption premium..............................         --         --      (0.29)        --         --
                                                                    ---------  ---------  ---------  ---------  ---------
  Net income (loss) per share of common stock.....................  $   (0.38) $   (0.16) $    1.73  $    0.90  $    0.82
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
DILUTED
  Income from continuing operations...............................  $    0.01  $    0.33  $    2.98  $    0.90  $    0.91
  (Loss) from discontinued operations.............................      (0.39)     (0.22)     (0.12)     (0.01)     (0.15)
  Extraordinary (loss) on early extinguishment of debt............         --      (0.27)     (1.01)     (0.08)     (0.04)
  Preferred stock redemption premium..............................         --         --      (0.26)        --         --
                                                                    ---------  ---------  ---------  ---------  ---------
  Net income (loss) per share of common stock.....................  $   (0.38) $   (0.16) $    1.59  $    0.81  $    0.72
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital.................................................  $    27.1  $   103.8  $    99.0  $    64.8  $   247.4
  Total assets....................................................      140.2      318.7      303.8      320.4    2,109.0
  Total debt......................................................       56.9      202.7      140.8       97.1    1,445.1
  Preferred stock.................................................       17.3       11.8        1.9        0.4        0.4
  Total stockholders' equity......................................       44.7       43.1       54.4       77.5       56.4

------------------------

(1) Alpine's results of operations have been significantly impacted by acquisitions. On May 11, 1995, Superior completed the acquisition of Alcatel N.A. for $103.4 million in cash. On May 5, 1998, Superior acquired 51% of Cables of Zion for approximately $25 million in cash. On November 27, 1998, Superior acquired 81% of Essex for $770 million in cash and on March 31, 1999 the remaining 19% through the issuance of $167 million of 8 1/2% trust convertible preferred securities of Superior Trust I. On December 31, 1998, Cables of Zion acquired Cvalim for $41.2 million in cash.

(2) On May 28, 1999, the Company entered into a merger agreement providing for the disposition by merger of Premier, its 83.4% owned refractories business segment. In July 1995, Alpine completed the spin-off of its information display segment, PolyVision Corporation, which consisted of Alpine PolyVision Inc., Posterloid Corporation and Information Display Technologies, Inc. The results of operations for these segments have been reflected as (loss) from discontinued operations for the periods presented. (See Note 7 to Alpine's Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company which, through its 51.7% owned subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), is principally engaged in the manufacture and sale of wire and cable products, including communications, electrical and magnet wire and cable. Superior conducts its operations through three operating groups covering the following primary industry segments: (i) communications; (ii) original equipment manufacturer ("OEM"); and (iii) electrical. The communications segment includes communications wire and cable products sold to telephone companies, distributors and systems integrators. The OEM segment includes magnet wire and insulation materials for motors, transformers and electrical controls sold primarily to OEM's, as well as automotive and specialty wiring assemblies for automobiles and trucks The electrical segment includes building and industrial wire for application in commercial and residential construction and industrial facilities.

    Prior to the acquisitions of Essex and Cables of Zion (see Note 6 to the consolidated financial statements), Superior's operations consisted principally of its North American communications wire and cable business. The Essex Acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and electrical segment product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Cables of Zion and Cables of Zion's subsequent acquisition of its major Israeli competitor, Cvalim, on December 31, 1998 resulted in the addition to the Company's operating results of its Israeli operations ("Superior Israel"), which operations are included in the communications segment.

    The aforementioned acquisitions were accounted for under the purchase method of accounting; accordingly, the results of operations included herein (including the related segment data) reflect (i) the impact of the Essex operations for the five month period ended April 30, 1999 and (ii) the impact of the Superior Israel operations during the fiscal 1999 period.

    Alpine also owns 83.4% of Premier Refractories International Inc. ("Premier"), a major refractories products and services company. On May 28, 1999, Alpine and Premier entered into an Agreement and Plan of Merger with Cookson Group plc ("Cookson") and PRI Acquisition, Inc., Cookson's wholly-owned subsidiary, providing for the acquisition by Cookson of 100% of the capital stock and business operations of Premier through the merger of PRI Acquisition, Inc. into Premier (the "Premier Disposition"). As a result of this transaction, which is anticipated to close during the second quarter of the Company's fiscal year 2000, the Company has classified Premier as a discontinued operation (see
Note 5 to the consolidated financial statements).

RESULTS OF CONTINUING OPERATIONS

    The following comparative table includes sales and operating income data for Alpine on a segment basis. Such segment data is presented on an historical reporting basis for the fiscal years ended April 30, 1997, 1998 and 1999.

                                                                   FISCAL YEAR ENDED APRIL 30,
                                                                 -------------------------------
                                                                   1997       1998       1999
                                                                 ---------  ---------  ---------

                                                                      (DOLLARS IN MILLIONS)
Net sales:
  Communications...............................................  $   463.8  $   516.6  $   626.8
  OEM..........................................................         --         --      269.2
  Electrical...................................................         --         --      247.2
                                                                 ---------  ---------  ---------
    Combined net sales.........................................  $   463.8  $   516.6  $ 1,143.2
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Operating income (loss):
  Communications...............................................  $    64.1  $    81.0  $   111.9
  OEM..........................................................         --         --       32.4
  Electrical...................................................         --         --       15.4
  Corporate and other..........................................       (9.9)     (10.6)     (20.9)
  Nonrecurring and unusual charges.............................         --         --       (7.3)
  Amortization of goodwill.....................................       (1.7)      (1.7)      (8.4)
                                                                 ---------  ---------  ---------
    Combined operating income..................................  $    52.5  $    68.7  $   123.1
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

IMPACT OF COPPER PRICE FLUCTUATIONS ON OPERATING RESULTS

    Copper is one of the principal raw materials used in Superior's wire and cable product manufacturing. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on Superior's profitability due to the ability of Superior, in most cases, to adjust prices billed for its products in order to properly match the price of copper billed with the copper cost component of its inventory shipped.

RESULTS OF OPERATIONS

    Net sales for the fiscal year ended April 30, 1999 reflected the revenue contribution from the Superior Israel acquisitions in May 1998 and December 1998 and the Essex Acquisition in November 1998. Excluding the impact of these acquisitions, both revenue and profitability during fiscal 1999 continued to improve, reflecting strong demand and improving margins as Superior continues to focus on (i) reducing manufacturing costs by lowering raw material prices and improving manufacturing production efficiencies, (ii) controlling selling, general and administrative expenses and (iii) managing working capital to enhance operating cash flow and capital available for business expansion and debt reduction.

    In fiscal 1999, net sales were $1,143.2 million, representing an increase of $626.6 million, or 121%, as compared to fiscal 1998 net sales of $516.6 million. The increase in net sales in fiscal 1999 resulted from a number of factors including: (1) net sales from the acquired operations of Essex and Superior Israel and (2) the continued growing demand for copper communications wire and cable products within Superior's existing communications segment, which growth is attributable to the increase in copper-based telephone and data access lines and increased maintenance requirements by Superior's major telephone company customers, offset partially by the impact of lower copper prices in fiscal 1999.

    In fiscal 1998, net sales (which consisted entirely of sales within the communications segment) were $516.6 million, representing an increase of $52.8 million, or 11.4%, as compared to fiscal 1997 net sales of $463.8 million. The increase in net sales in fiscal 1998 resulted from: (1) increased demand due to the growth in telephone and data access lines and increased maintenance spending by major telephone company customers; (2) an increase in market share resulting from multi-year supply agreements entered into with several of Superior's major telephone company customers during fiscal 1997 and 1998; and (3) the impact of price increases instituted on substantially all of Superior's long-term supply agreements with its major telephone company customers.

    Along with the comparative increase in net sales in fiscal 1999 and 1998, the Company also achieved substantial growth in gross profit and an expansion of its gross margin percentage during such fiscal periods. In fiscal 1999, gross profit increased $133.4 million, or 134%, to $232.6 million, as compared to fiscal 1998. In fiscal 1998, the gross profit was $99.2 million, representing a comparative increase in gross profit of $19.7 million, or 24.7%, as compared to fiscal 1997.

    The comparative increase in gross profit for fiscal 1999 included $114.8 million in gross profit contribution from the acquired Essex and Superior Israel operations as well as an increase in gross profit contribution from Superior's existing communications segment operations of $18.8 million. In fiscal 1998 the comparative increase in gross profit of $19.7 million, or 24.7%, was wholly attributable to Superior's existing communications segment operations.

    The increase in the gross margin percentage from 17.2% in 1997 to 19.2% in 1998 and to 20.3% in 1999 was attributable to the communications segment, where the impact of substantial manufacturing cost reductions and efficiencies coupled with copper adjusted price increases have given rise to an approximate 5.8% increase in this segment's gross margin percentage from the fiscal 1997 period to the fiscal 1999 period. The overall gross margin percentage was negatively impacted in fiscal 1999 as a result of lower margins associated with the acquired OEM and Electrical segments of Essex and lower margins in the acquired Superior Israel operations.

    Selling, general and administrative expenses ("SG&A expenses") increased from $25.3 million in fiscal 1997 to $28.8 million in fiscal 1998 and to $93.9 million in fiscal 1999. The comparative increase in SG&A expenses of $65.1 million during fiscal 1999 was primarily due to incremental SG&A expenses associated with the acquired operations of Essex and Superior Israel. In connection with these acquisitions, Superior has recently initiated significant cost reduction actions which are expected to result in significant SG&A expense savings in future periods. The increase in SG&A expenses in fiscal 1998 was attributable to costs associated with incremental sales, marketing and administrative staff to support the increased level of sales activity and the expansion of product development activities, including the establishment and staffing of a product development facility in the fourth quarter of fiscal 1997.

    The Company incurred nonrecurring and unusual charges during fiscal 1999 of $7.3 million, consisting of (i) a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and (ii) $4.4 million in charges associated with the review and evaluation of an information system at Essex.

    As a result of the Essex Acquisition, amortization of goodwill increased to $8.4 million in fiscal 1999 from $1.7 million in both fiscal 1998 and 1997.

    Commensurate with the growth in net sales and gross profit, the Company's operating income increased substantially in both fiscal 1999 and fiscal 1998. Excluding the impact of nonrecurring and unusual charges, operating income in fiscal 1999 was $130.4 million, representing an increase of 90%, as compared to fiscal 1998 operating income of $68.7 million. The increase in fiscal 1999 operating income resulted from: (i) the Essex and Superior Israel acquisitions, which acquired operations contributed $38.6 million in operating income; (ii) a 7% comparative increase in acquired net sales of Superior's existing communications segment; and (iii) a strong comparative improvement in the existing communications segment's gross margin percentage resulting from cost reductions and other manufacturing and operating efficiencies achieved during the year. The increase in operating income in fiscal 1998, as compared to fiscal 1997, was $16.2 million, or 30.8%, which increase was attributable to the comparative increase in the communications segment's net sales in fiscal 1998 coupled with an expansion in the gross margin percentage resulting from copper adjusted price increases and manufacturing cost reductions.

    Interest expense in fiscal 1999 was $60.1 million, representing an increase of $49.4 million, as compared to fiscal 1998 interest expense of $10.8 million. This comparative increase was directly attributable to acquisition-related debt associated with the acquisition of Essex and Superior Israel. Interest expense in fiscal 1998 was $10.8 million, representing a decrease of $3.0 million, or 21.8%, as compared to fiscal 1997 interest expense of $13.8 million. The comparative decline is attributable to debt reduction achieved through the application of operating cash flow during such period.

    In fiscal 1999, the provision for income tax expense was $28.0 million, representing an effective tax rate of 43.1%. This compares with fiscal 1998 and 1997 income tax expense of $24.8 million and $53.9 million, respectively, representing effective tax rates of 40.0% and 44.5%, respectively. The increase in effective tax rate in fiscal 1999 was the result of the increase in nondeductible goodwill associated with the Essex Acquisition.

    The minority interest charge of $18.7 million in fiscal 1999 represented (i) the approximate 49% minority stockholders' interest in Superior's net income,
(ii) the approximate 49% minority stockholders' interest in Superior Israel's net income from the date of acquisition and (iii) the approximate 19% minority interest in Essex's net income from November 27, 1998 until the final completion of the Essex merger on March 31, 1999. The minority interest charge of $8.1 million in fiscal 1997 and $20.3 million in fiscal 1998 represented the approximate 49% minority stockholders' interest in Superior's net income from October 17, 1996 (the date of its initial public offering) through the end of fiscal 1997 and for the full fiscal year 1998, respectively.

    Loss from discontinued operations, net of tax, for fiscal 1999 was $2.7 million, or $0.15 per diluted share. This compares to a net loss for fiscal 1998 of $0.2 million, or $0.01 per diluted share, and to a net loss for fiscal 1997 of $2.3 million, or $0.12 per diluted share.

    Net income before extraordinary loss was $14.2 million in fiscal 1999, $16.7 million in fiscal 1998 and $56.8 million in fiscal 1997. Excluding the effect of discontinued operations and nonrecurring and unusual items, net income per diluted share was $1.00 in fiscal 1999, $0.90 in fiscal 1998 and $0.80 in fiscal 1997.

    In fiscal 1999, fiscal 1998 and fiscal 1997, the Company incurred an after tax extraordinary loss on early extinguishment of debt of $0.6 million, $1.5 million and $20.1 million, respectively (See Note 10 to Alpine's Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the twelve months ended April 30, 1999, the Company generated $68.6 million in cash flow from continuing operating activities, consisting of $64.9 million in income generated from operations (net income plus non-cash charges) reduced by $3.7 million in cash flow used for net working capital changes. The major working capital changes included a $19.7 million increase in accounts receivable and a $17.0 million increase in inventories, offset by a $16.2 million decrease in other current assets and a $23.8 million increase in accounts payable and accrued expenses. Cash used by investing activities for continuing operations amounted to $1.2 billion, consisting principally of $1.1 billion in cash paid for the acquisitions of Essex, Cables of Zion and Cvalim and $43.9 million in capital expenditures. Cash provided by financing activities for continuing operations amounted to $1.1 billion, consisting principally of $1.2 billion in acquisition-related borrowings under various term loans, offset by $31.7 million used for debt issuance costs, $32.5 million used for treasury share repurchases and $15.9 million used for subsidiary stock purchases.

SUPERIOR TELECOM

    As discussed in Note 6 to the accompanying consolidated financial statements, Superior completed the acquisition of all of the outstanding common stock of Essex on March 31, 1999. The acquisition consisted of a cash tender offer for 81% of the outstanding Essex common stock, completed in November 1998, and an exchange of $167 million in 8 1/2% Company-obligated Mandatorily Redeemable Trust Convertible Preferred Securities (the "Superior Trust Preferred") for the remaining 19% of Essex common stock outstanding in March 1999. In connection with the Essex Acquisition, Superior entered into a $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Proceeds from these financing arrangements, amounting to approximately $1.15 billion, were used to (i) pay $770 million, representing the cash portion of the Essex Acquisition purchase price, (ii) refinance approximately $84 million under Superior's existing credit facility, (iii) refinance approximately $275 million of Essex's existing debt, and (iv) pay related transaction expenses. Obligations under the Credit Agreement and the Sub Notes are secured by substantially all of the assets of Superior and its domestic subsidiaries, and by the common stock of Superior's domestic subsidiaries and 65% of the common stock of its foreign subsidiaries. The Credit Agreement and Sub Notes contain customary performance and financial covenants. At April 30, 1999, the Company had $176.5 million in excess availability under the Credit Agreement.

    In addition to financing provided by the Credit Agreement and Sub Notes, Superior, through Essex, has financing availability under a receivable securitization program providing for up to $160 million in short-term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 1999, although it may be extended for successive one-year periods, subject to agreement. At April 30, 1999, $127.6 million was outstanding under this program bearing an interest rate of 5.32%.

    As discussed in Note 6 to the accompanying consolidated financial statements, Superior acquired 51% of Cables of Zion on May 5, 1998 and financed the $25.0 million cash purchase price through borrowings under its existing revolving credit facility. On December 31, 1998, Cables of Zion completed the acquisition of all of the business and certain operating assets of Cvalim for $41.2 million in cash. In connection with this acquisition, Cables of Zion entered into a $83.0 million U.S. dollar equivalent credit facility, consisting of a $53.0 million term loan and a $30.0 million revolving credit facility. Proceeds from this financing were used to finance the acquisition, pay related expenses and provide for working capital requirements of Cables of Zion. Obligations under this credit facility are secured by all of the assets of Cables of Zion. The credit facility contains customary performance and financial covenants. At April 30, 1999, Cables of Zion had $29.9 million in excess availability under its term loan and revolving credit facility.

    Superior's principal debt service commitments for the next 12 months amount to $65.1 million and capital expenditures are expected to approximate $75-$85 million. Management anticipates that Superior will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, excess funds available under Superior's credit facilities should be sufficient to cover such shortfall.

ALPINE CORPORATE

    As of April 30, 1999, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investment in Superior common stock) of $32.2 million. Alpine also owns approximately 10.2 million common shares (representing 51.7% common share ownership) of Superior (NYSE:SUT), which, based on the closing price on July 26, 1999, had a market value of approximately $288.2 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $47.4 million. Superior common stock owned by Alpine with a market value of approximately $87.1 million is pledged as collateral to secure certain debt of Alpine. Additionally, upon completion of the Premier Disposition (including payments for related expenses and other items), Alpine expects to own approximately 33.4 million ordinary shares of Cookson, which, based on current trading values on the London Stock Exchange, have a fair market value of $113 million. Further, as a result of the Premier Disposition, Cookson will assume or repay all existing indebtedness of Premier ($300.3 million at April 30, 1999), including $60 million in Premier bank debt which is currently guaranteed by Alpine and secured by Superior common stock owned by Alpine.

    Alpine's primary commitments over the next 12-month period include funding of corporate overhead expenses and interest payments on approximately $60 million in Alpine debt, which debt was incurred principally to finance treasury stock repurchases. Total annual funding for Alpine corporate overhead and interest expense is expected to approximate $11-$13 million.

    The Superior credit arrangements include limitations on dividends or other payments made by its subsidiaries to Alpine. For the next 12-month period, Alpine expects to fund its aforementioned annual commitments from allowable management fees payable by Superior to Alpine, from cash dividends from Superior and Cookson and from interest income, with any shortfall funded from Alpine's existing corporate cash, cash equivalents and marketable securities reserves.

DERIVATIVE FINANCIAL INSTRUMENTS

    To a limited extent, the Company uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect the Company's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. Superior's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks. The Company does not hold or issue financial instruments for financial or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

YEAR 2000

OVERVIEW

    The Year 2000 problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. The six-digit date (YYMMDD) has become the standard for date representations and is embedded in a multitude of computer programs and computer chips. Information Technology (IT) hardware, "embedded" technology, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system and mechanical failures. The Company does not manufacture or sell products with embedded technology.

    During fiscal 1997 and 1998, the Company established project teams responsible for identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. At this time, based upon the efforts taken to date and those yet to be taken, the Company does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Year 2000 issue. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 99% complete and should be completed by August 1999 upon receipt of all remaining vendor and supplier Year 2000 readiness inquiries.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

    (1) Raw material vendors: The Company's raw material purchases are through third party raw material vendors. All mission critical raw material vendors have responded favorably to the Company's Year 2000 readiness inquiry;

    (2) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which include vendors of all embedded chip equipment, is at 95%;

    (3) Service providers: The response to the Year 2000 readiness inquiries from third party service providers, which include utilities, phone service and all facility related services, is at 95%; and

    (4) Software vendors: The Company has upgraded all purchased software to Year 2000 compliant versions and is in the testing phase.

    The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before August 1999. The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed by August 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of remediation and equipment and software replacement ranges between $7.00 million and $7.25 million, of which approximately 50% has been incurred to date, and is summarized below. Approximately one-half of the remaining $3.5 million is to be paid to external parties for purchases of new systems and equipment.

Code modification and testing:             $5.95--$6.16 million
Personal computer, software and other      $1.05--$1.09 million
upgrades:

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

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    A most reasonably likely worst case Year 2000 scenario is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on the schedule of other major IT projects.

    The Company has not completed a contingency plan, but will by August 31, 1999. Each manufacturing facility will incorporate Year 2000 into their existing disaster contingency plan. The contingency plan will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting the Company's $1.15 billion Credit Agreement and its $200 million Sub Notes would increase annual interest expense by approximately 11.5%, or $9.8 million. In addition, the Company has interest rate swaps on $400 million principal amount, with a fixed LIBOR rate of 4.97%, expiring December 10, 1999 and on $200 million principal amount, with a fixed LIBOR rate of 5.07%, expiring December 10, 2001.

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES, AND FOREIGN EXCHANGE RATES AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Alpine's Consolidated Financial Statements at April 30, 1998 and 1999 and for each of the three years in the period ended April 30, 1999 and the report of the independent accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

    None.

ITEM 14(B) REPORTS ON FORM 8-K

    (a) During the fourth quarter of fiscal 1999, the Company filed two Current Reports on Form 8-K. The first report, filed February 10, 1999, which was supplemented by Amendment No. 1 thereto filed March 15, 1999, contained financial statements required by Item 7 with respect to the Essex Acquisition, including financial statements of the business acquired and unaudited pro forma condensed combined financial statements of the Company. On February 18, 1999, the Company filed a report with respect to Item 5, which reported the declaration by the Board of Directors of the Company of a dividend distribution of one preferred stock purchase right for each outstanding share of Alpine Common Stock.

ITEM 14(C) EXHIBITS

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
          2(a) Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts
               Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc.
               (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated
               March 2, 1992).

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
          2(b) Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the
               Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the
               Securities and Exchange Commission (the "Commission") on October 5, 1993).

          2(c) Amended and Restated Stock Purchase Agreement, dated as of October 11, 1994, by and among Alpine and certain stockholders of Adience, Inc. ("Adience") as listed therein, as amended (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 5,
               1995).

          2(d) Agreement and Plan of Merger, dated as of December 21, 1994, as amended, by and among Information
               Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp.,
               Alpine, Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to
               Exhibit 2 to Amendment No. 1 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology, Inc. dated December 28, 1994).

          2(e) Amendment to the Agreement and Plan of Merger, dated as of December 21, 1994, by and among
               Information Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition
               Corp., Alpine, Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology, Inc. dated May 5,
               1995).

          2(f) Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc.,
               Alcatel Canada Wire, Inc. Superior Cable Corporation and Superior TeleTec Inc. (the "Alcatel
               Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on
               Form 8-K of Alpine dated May 24, 1995).

          2(g) Amendment, dated May 11, 1995, to Asset Purchase Agreement by and among Alcatel NA Cable Systems,
               Inc., Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc.
               (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated
               May 24, 1995).

          2(h) Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form
               10-K of Alpine for the fiscal year ended April 30, 1996 (the "1996 10-K")).

          2(i) Share Purchase Agreement, dated April 15, 1997, between Hepworth R. and M. Holdings Limited,
               Hepworth P.L.C., Refraco Holdings Limited and Alpine (incorporated herein by reference to Exhibit
               1 to the Company's Current Report on Form 8-K dated April 15, 1997 (the "April 1997 8-K")).

          2(j) Agreement and Plan of Merger, dated as of January 18, 1998, among Alpine, Refraco Inc., American
               Premier Holdings, Inc. and the stockholders of American Premier Holdings, Inc. listed therein
               (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated
               January 30, 1998 (the "January 1998 8-K")).

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
          2(k) Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd.,
               ISAL Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated May 5, 1998).

          2(l) Agreement and Plan of Merger, dated as of October 21, 1998, by and among Superior TeleCom Inc.
               ("Superior TeleCom"), SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Exhibit (c)(1) to the Tender Offer Statement on Schedule 14D-1 of Superior TeleCom
               and SUT Acquisition Corp., as filed with the Commission on October 28, 1998).

          2(m) Asset Purchase Agreement, dated October 2, 1998, among Cables of Zion United Works Ltd.,
               Cvalim-The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd.
               (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company
               dated December 31, 1998).

          2(n) Amendment No. 1 to Asset Purchase Agreement, dated December 31, 1998, among Cables of Zion United
               Works Ltd., Cvalim-The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries
               (Israel) Ltd. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of the Company dated December 31, 1998).

          2(o)* Agreement and Plan of Merger, dated as of May 28, 1999, among Cookson Group plc, PRI Acquisition,
               Inc., Alpine and Premier Refractories International Inc.

          3(a) Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the
               Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1995 (the "1995 10-K")).

          3(b) Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to
               Exhibit 3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3
               (Registration No. 33-53434) of Alpine, as filed with the Commission on May 12, 1993).

          3(c) Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible
               Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1989).

          3(d) Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible
               Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(c) to the Annual
               Report on Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K")).

          3(e) Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative Convertible
               Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e) to the Annual
               Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994).

          3(f) Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible
               Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(f) to the 1995
               10-K).

          3(g) By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the 1995 10-K).

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
          4(a) Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Superior Telecommunications
               Inc. ("Superior"), Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as
               trustee (incorporated herein by reference to Exhibit 10(ee) to the 1995 10-K).

          4(b) Supplemental Indenture to the above Indenture, dated as of October 2, 1996, among Alpine,
               Superior, Adience, Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Alpine for the fiscal year ended
               April 30, 1997 (the "1997 10-K")).

          4(c) Second Supplemental Indenture to the above Indenture, dated as of January 31, 1997, among Alpine,
               Superior, Adience, Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(c) to the 1997 10-K).

          4(d) Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland
               (incorporated herein by reference to Exhibit 10(ff) to the 1995 10-K).

          4(e) Amendment, dated as of October 2, 1996, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(e) to the 1997 10-K).

          4(f) Amendment No. 2, dated as of January 27, 1997, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(f) to the 1997 10-K).

          4(g) Rights Agreement, dated as of February 17, 1999, between Alpine and American Stock Transfer &
               Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of
               Alpine, as filed with the Commission on February 18, 1999).

         10(a) Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to
               Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as
               filed with the Commission on October 5, 1993 (the "S-4 Registration Statement")).

         10(b) Amended and Restated 1987 Long-Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement).

         10(c) Employee Stock Purchase Plan of Alpine (incorporated herein by reference to Exhibit B to the proxy statement of Alpine dated August 22, 1997).

         10(d) 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(tt) to the 1997 10-K).

         10(e) Stock Compensation Plan for Non-Employee Directors of Alpine (incorporated herein by reference to
               Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 30,
               1999).

         10(f) Lease Agreement, dated as of December 16, 1993, by and between ALP(TX) QRS 11-28, Inc. and
               Superior TeleTec Inc. (incorporated herein by reference to Exhibit (i) to the Quarterly Report on
               Form 10-Q of Alpine for the quarter ended January 31, 1994).

         10(g) First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28,
               Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the 1995
               10-K).

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
         10(h) Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS 11-28,
               Inc. and Superior (incorporated herein by reference to Exhibit 10(x) to the 1995 10-K).

         10(i) Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX) QRS 11-28,
               Inc. and Superior (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom, as filed with the Commission on
               August 9, 1996, as amended (the "TeleCom S-1")).

         10(j) First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company,
               Superior TeleCom and ALP (TX) QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the TeleCom S-1).

         10(k) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum
               (incorporated herein by reference to Exhibit 10(q) to the 1996 10-K).

         10(l) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stewart H. Wahrsager
               (incorporated herein by reference to Exhibit 10(r) to the 1996 10-K).

         10(m) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut
               (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K).

         10(n) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stephen M. Johnson
               (incorporated herein by reference to Exhibit 10(t) to the 1996 10-K).

         10(o) Employment Agreement, dated as of April 26, 1996, by and between Alpine and David S. Aldridge
               (incorporated herein by reference to Exhibit 10(u) to the 1996 10-K).

         10(p) Employment Agreement, dated as of April 26, 1996, between Superior and Justin F. Deedy, Jr.
               (incorporated herein by reference to Exhibit 10.3 to the TeleCom S-1).

         10(q) Employment Agreement, dated as of October 17, 1996, between Superior TeleCom and Steven S. Elbaum
               (incorporated herein by reference to Exhibit 10(14) to the Quarterly Report on Form 10-Q of
               Superior TeleCom for the quarter ended January 31, 1997).

         10(r) Alpine Pledge Agreement, dated as of April 15, 1997, made by Alpine in favor of Bankers Trust
               Company, as Collateral Agent for the benefit of the Secured Creditors (as defined therein)
               (incorporated herein by reference to Exhibit 4 to Amendment No. 1 to Alpine's Current Report on
               Form 8-K/A dated June 27, 1997 (the "June 1997 8-K/ A")).

         10(s) First Amendment, dated as of June 11, 1997, to the Alpine Pledge Agreement (incorporated herein by reference to Exhibit 5 to the June 1997 8-K/A).

         10(t) Guaranty, dated as of April 15, 1997, made by Alpine for the benefit of the Secured Creditors (as defined therein) (incorporated herein by reference to Exhibit 6 to the June 1997 8- K/A).

         10(u) First Amendment, dated as of June 11, 1997, to the Guaranty (incorporated herein by reference to
               Exhibit 7 to the June 1997 8-K/A).

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
         10(v) Amended and Restated Credit Agreement, dated as of January 30, 1998, among Refraco Inc., Adience,
               Refraco Holdings Limited, Refraco (U.K.) Limited, various banks and Bankers Trust Company, as
               Administrative Agent (incorporated herein by reference to Exhibit 2 to the January 1998 8-K).

         10(w) Term Loan Agreement, dated as of April 15, 1997, among Refraco Inc., various banks and Bankers
               Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 3 to the April
               1997 8-K).

         10(x) First Amendment, dated as of June 11, 1997, to the Term Loan Agreement (incorporated herein by reference to Exhibit 10 to the June 1997 8-K/A).

         10(y) Second Amendment, dated as of June 12, 1997, to the Term Loan Agreement (incorporated herein by reference to Exhibit 11 to the June 1997 8-K/A).

         10(z) Third Amendment, dated as of January 30, 1998, to the Term Loan Agreement (incorporated herein by reference to Exhibit 3 to the January 1998 8-K).

         10(aa) Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior/Essex Corp.,
               Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as
               Documentation Agent, Fleet National Bank, as Syndication Agent, and Bankers Trust Company, as
               Administrative Agent (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A of
               Alpine, Superior TeleCom, Superior/ Essex Corp. and SUT Acquisition Corp., as filed with the
               Commission on December 7, 1998).

         10(bb)* Senior Subordinated Credit Agreement, dated as of May 26, 1999, among Superior/ Essex Corp., as
               Borrower, Superior TeleCom, as Parent, the Subsidiary Guarantors listed therein, the Lending
               Institutions listed therein, Fleet Corporate Finance, Inc., as Syndication Agent, and Bankers
               Trust Company, as Administrative Agent.

         10(cc) Addendum No. 1 to the Application to Open an Account, dated December 29, 1998, between Cables of
               Zion United Works Ltd. and Bank Hapoalim B.M. (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K of the Company dated December 31, 1998).

         10(dd) Letter Agreement, dated October 8, 1996, between the Company and Superior TeleCom, relating to a capital contribution by the Company to Superior TeleCom (incorporated herein by reference to
               Exhibit 10.2 to the TeleCom S-1).

         10(ee) Letter Agreement, dated October 2, 1996, between the Company and Superior TeleCom, relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the TeleCom S-1).

         10(ff) Tax Allocation Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and its subsidiaries (incorporated herein by reference to Exhibit 10.9 to the TeleCom S-1).

         10(gg) Exchange Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.10 to the TeleCom S-1).

         10(hh) Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom
               (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1).

   EXHIBIT
   NUMBER                                                 DESCRIPTION
-------------  --------------------------------------------------------------------------------------------------
         10(ii) Services Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom S-1).

         10(jj) Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(pp) to the 1997 10-K).

         10(kk) Amendment No. 2, dated as of May 1, 1998, to the Services Agreement (incorporated herein by reference to Exhibit 10(uu) to the Annual Report on Form 10-K of Alpine for the fiscal year ended
               April 30, 1998).

         10(ll)* Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan.

         10(mm)* Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan.

         10(nn)* Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan.

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

Dated: July 29, 1999
                                              THE ALPINE GROUP, INC.
                                              By:                  /s/ STEVEN S. ELBAUM
                                                         ----------------------------------------
                                                                     Steven S. Elbaum
                                                                 CHAIRMAN OF THE BOARD AND
                                                                  CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
     /s/ STEVEN S. ELBAUM         Chief Executive Officer
------------------------------    (principal executive         July 29, 1999
       Steven S. Elbaum           officer)

                                Chief Financial Officer
    /s/ DAVID S. ALDRIDGE         and Treasurer (principal
------------------------------    financial and accounting     July 29, 1999
      David S. Aldridge           officer)

  /s/ KENNETH G. BYERS, JR.
------------------------------  Director                       July 29, 1999
    Kenneth G. Byers, Jr.

    /s/ RANDOLPH HARRISON
------------------------------  Director                       July 29, 1999
      Randolph Harrison

     /s/ JOHN C. JANSING
------------------------------  Director                       July 29, 1999
       John C. Jansing

  /s/ ERNEST C. JANSON, JR.
------------------------------  Director                       July 29, 1999
    Ernest C. Janson, Jr.

     /s/ JAMES R. KANELY
------------------------------  Director                       July 29, 1999
       James R. Kanely

      /s/ BRAGI F. SCHUT
------------------------------  Director                       July 29, 1999
        Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                            -----------

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants..................................................................         F-2

Consolidated balance sheets at April 30, 1998 and 1999....................................................         F-3

Consolidated statements of operations for the years ended April 30, 1997, 1998 and 1999...................         F-4

Consolidated statements of stockholders' equity for the years ended April 30, 1997, 1998 and 1999.........         F-6

Consolidated statements of cash flows for the years ended April 30, 1997, 1998 and 1999...................         F-9

Notes to consolidated financial statements................................................................        F-12

SCHEDULES:

Schedule I--Condensed Financial Information of Registrant (Parent Company)................................        F-42

Schedule II--Valuation and Qualifying Accounts............................................................        F-46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Alpine Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements and the financial statement schedules referred to below are the responsibility of Alpine's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of April 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Atlanta, Georgia
June 29, 1999

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 APRIL 30,
                                                                                          ------------------------
                                                                                             1998         1999
                                                                                          ----------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $   15,670  $     33,000
  Marketable securities.................................................................      15,672        14,957
  Accounts receivable...................................................................      41,108       261,318
  Inventories...........................................................................      43,190       337,122
  Net assets of discontinued operation..................................................          --        34,557
  Other current assets..................................................................      15,880        42,464
                                                                                          ----------  ------------
    Total current assets................................................................     131,520       723,418
Property, plant and equipment, net......................................................      84,348       511,577
Long-term investments and other assets..................................................      22,404        67,695
Net assets of discontinued operation....................................................      41,480            --
Goodwill, net...........................................................................      40,657       806,343
                                                                                          ----------  ------------
    Total assets........................................................................  $  320,409  $  2,109,033
                                                                                          ----------  ------------
                                                                                          ----------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.................................................................  $       --  $    142,645
  Current portion of long-term debt.....................................................         172        65,080
  Accounts payable......................................................................      44,554       138,665
  Accrued expenses......................................................................      21,999       129,584
                                                                                          ----------  ------------
    Total current liabilities...........................................................      66,725       475,974
Long-term debt, less current portion....................................................      96,894     1,237,353
Minority interest in subsidiary.........................................................      41,043        58,980
Other long-term liabilities.............................................................      38,232       146,981
                                                                                          ----------  ------------
    Total liabilities...................................................................     242,894     1,919,288
                                                                                          ----------  ------------
Subsidiary-obligated Manditorily Redeemable Trust Convertible Preferred Securities of
  Superior Trust I holding solely convertible debentures of Superior (net of
  discount).............................................................................          --       133,362
                                                                                          ----------  ------------
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value........................         427           427
  Common stock, $.10 par value; 25,000,000 shares authorized; 19,865,990 shares and
    20,096,479 shares issued at April 30, 1998 and 1999, respectively...................       1,986         2,009
  Capital in excess of par value........................................................     136,598       138,860
  Accumulated other comprehensive deficit...............................................        (814)       (5,222)
  Accumulated deficit...................................................................     (32,834)      (19,304)
                                                                                          ----------  ------------
                                                                                             105,363       116,770
  Shares of common stock in treasury, at cost; 1998, 2,704,732 shares;
    1999, 4,923,932 shares..............................................................     (26,890)      (59,398)
  Receivable from stockholders..........................................................        (958)         (989)
                                                                                          ----------  ------------
    Total stockholders' equity..........................................................      77,515        56,383
                                                                                          ----------  ------------
      Total liabilities and stockholders' equity........................................  $  320,409  $  2,109,033
                                                                                          ----------  ------------
                                                                                          ----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED APRIL 30,
                                                                             ------------------------------------
                                                                                1997        1998         1999
                                                                             ----------  ----------  ------------
Net sales..................................................................  $  463,840  $  516,599  $  1,143,245
Cost of goods sold.........................................................     384,271     417,358       910,651
                                                                             ----------  ----------  ------------
  Gross profit.............................................................      79,569      99,241       232,594
Selling, general and administrative expenses...............................      25,320      28,832        93,888
Nonrecurring and unusual charges...........................................          --          --         7,282
Amortization of goodwill...................................................       1,726       1,715         8,369
                                                                             ----------  ----------  ------------
  Operating income.........................................................      52,523      68,694       123,055
Interest expense...........................................................     (13,753)    (10,755)      (60,119)
Gain on sale of subsidiary stock...........................................      80,397          --            --
Other income, net..........................................................       1,989       4,094         1,874
                                                                             ----------  ----------  ------------
  Income from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest and
    extraordinary (loss)...................................................     121,156      62,033        64,810
Provision for income taxes.................................................     (53,877)    (24,796)      (27,955)
                                                                             ----------  ----------  ------------
  Income from continuing operations before distributions on preferred securities of subsidiary trust, minority interest and extraordinary
    (loss).................................................................      67,279      37,237        36,855
Distributions on preferred securities of subsidiary trust..................          --          --        (1,252)
                                                                             ----------  ----------  ------------
  Income from continuing operations before minority interest and
    extraordinary (loss)...................................................      67,279      37,237        35,603
Minority interest in earnings of subsidiaries..............................      (8,097)    (20,296)      (18,693)
                                                                             ----------  ----------  ------------
  Income from continuing operations before extraordinary (loss)............      59,182      16,941        16,910
(Loss) from discontinued operations, net of tax............................      (2,336)       (194)       (2,707)
                                                                             ----------  ----------  ------------
  Income before extraordinary (loss).......................................      56,846      16,747        14,203
Extraordinary (loss) on early extinguishment of debt, net of tax...........     (20,126)     (1,464)         (634)
                                                                             ----------  ----------  ------------
  Net income...............................................................      36,720      15,283        13,569
Preferred stock dividends..................................................        (575)        (69)          (39)
Preferred stock redemption premium.........................................      (5,195)         --            --
                                                                             ----------  ----------  ------------
  Net income applicable to common stock....................................  $   30,950  $   15,214  $     13,530
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                YEAR ENDED APRIL 30,
                                                                                           -------------------------------
                                                                                             1997       1998       1999
                                                                                           ---------  ---------  ---------
Net income per share of common stock:
  Basic:
    Income from continuing operations....................................................  $    3.28  $    1.00  $    1.03
    (Loss) from discontinued operations..................................................      (0.13)     (0.01)     (0.17)
    Extraordinary (loss) on early extinguishment of debt.................................      (1.12)     (0.09)     (0.04)
    Preferred stock redemption premium...................................................      (0.29)        --         --
                                                                                           ---------  ---------  ---------
    Net income per basic share of common stock...........................................  $    1.73  $    0.90  $    0.82
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
  Diluted:
    Income from continuing operations....................................................  $    2.98  $    0.90  $    0.91
    (Loss) from discontinued operations..................................................      (0.12)     (0.01)     (0.15)
    Extraordinary (loss) on early extinguishment of debt.................................      (1.01)     (0.08)     (0.04)
    Preferred stock redemption premium...................................................      (0.26)        --         --
                                                                                           ---------  ---------  ---------
      Net income per diluted share of common stock.......................................  $    1.59  $    0.81  $    0.72
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                CAPITAL        9% CUMULATIVE            8% CUMULATIVE
                                                                  IN            CONVERTIBLE              CONVERTIBLE
                                            COMMON STOCK        EXCESS        PREFERRED STOCK          PREFERRED STOCK
                       COMPREHENSIVE   ----------------------   OF PAR    ------------------------  ----------------------
                          INCOME        SHARES      AMOUNT       VALUE      SHARES       AMOUNT      SHARES      AMOUNT
                      ---------------  ---------  -----------  ---------  -----------  -----------  ---------  -----------
Balance at April 30,
  1996..............                   19,307,012  $   1,931   $ 113,843       1,927    $   1,927     196,649   $   9,831
Compensation expense
  related to stock
  options and
  grants............                     113,651          11       2,220
Loans to
  stockholders......
Dividends on
  preferred stock...
Redemption of
  preferred stock...                                                                                 (196,649)     (9,831)
Preferred stock
  redemption
  premium...........
Exercise of stock
  options...........                     405,254          40       1,918
Employee stock
  purchase plan.....                       8,339           1          48
Purchase of treasury
  stock.............
Retirement of
  treasury stock....                   (1,000,000)       (100)    (4,570)
Comprehensive
  income:
  Net income........     $  36,720
  Foreign currency
    translation
    adjustment......        (1,234)
  Unrealized loss on
    securities
    available for
    sale............          (716)
                           -------
Total comprehensive
  income............     $  34,770
                           -------     ---------  -----------  ---------       -----   -----------  ---------  -----------
                           -------
Balance at April 30,
  1997..............                   18,834,256  $   1,883   $ 113,459       1,927    $   1,927          --   $      --
                                       ---------  -----------  ---------       -----   -----------  ---------  -----------
                                       ---------  -----------  ---------       -----   -----------  ---------  -----------

                 The accompanying notes are an integral part of these consolidated financial statements.


                                      ACCUMULATED                           RECEIVABLE
                                         OTHER          TREASURY STOCK         FROM
                      ACCUMULATED    COMPREHENSIVE   --------------------     STOCK-
                        DEFICIT         DEFICIT       SHARES     AMOUNT       HOLDERS       TOTAL
                      ------------  ---------------  ---------  ---------  -------------  ---------
Balance at April 30,
  1996..............   $  (78,998)     $     (82)    (1,025,496) $  (4,806)   $    (510)  $  43,136
Compensation expense
  related to stock
  options and
  grants............                                                                          2,231
Loans to
  stockholders......                                                              (123)        (123)
Dividends on
  preferred stock...         (575)                                                             (575)
Redemption of
  preferred stock...                                                                         (9,831)
Preferred stock
  redemption
  premium...........       (5,195)                                                           (5,195)
Exercise of stock
  options...........                                                                          1,958
Employee stock
  purchase plan.....                                                                             49
Purchase of treasury
  stock.............                                 (1,586,551)   (11,994)                 (11,994)
Retirement of
  treasury stock....                                 1,000,000      4,670                        --
Comprehensive
  income:
  Net income........       36,720                                                            36,720
  Foreign currency
    translation
    adjustment......                      (1,234)                                            (1,234)
  Unrealized loss on
    securities
    available for
    sale............                        (716)                                              (716)

Total comprehensive
  income............
                      ------------       -------     ---------  ---------        -----    ---------

Balance at April 30,
  1997..............   $  (48,048)     $  (2,032)    (1,612,047) $ (12,130)   $    (633)  $  54,426
                      ------------       -------     ---------  ---------        -----    ---------
                      ------------       -------     ---------  ---------        -----    ---------
                 The

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             CAPITAL        9% CUMULATIVE
                                                                               IN            CONVERTIBLE
                                                         COMMON STOCK        EXCESS        PREFERRED STOCK
                                    COMPREHENSIVE   ----------------------   OF PAR    ------------------------  ACCUMULATED
                                       INCOME        SHARES      AMOUNT       VALUE      SHARES       AMOUNT       DEFICIT
                                   ---------------  ---------  -----------  ---------  -----------  -----------  ------------

Balance at April 30, 1997........                   18,834,256  $   1,883   $ 113,459       1,927    $   1,927    $  (48,048)
Compensation expense related to
  stock options and grants.......                      93,133           9       3,669
Loans to stockholders............
Dividends on preferred stock.....                                                                                        (69)
Issuance of minority equity
  interest in subsidiary.........                                              15,222
Exercise of stock options........                     553,157          56       2,562
Employee stock purchase plan.....                      23,241           2         222
Exercise of warrants.............                     172,330          17         (17)
Conversion of convertible
  preferred stock................                     189,873          19       1,481      (1,500)      (1,500)
Purchase of treasury stock.......
Comprehensive income:
  Net income.....................     $  15,283                                                                       15,283
  Foreign currency translation
    adjustment...................           502
  Unrealized gain on securities
    available for sale...........           716
                                        -------
Total comprehensive income.......     $  16,501
                                        -------     ---------  -----------  ---------  -----------  -----------  ------------
                                        -------
Balance at April 30, 1998........                   19,865,990  $   1,986   $ 136,598         427    $     427    $  (32,834)
                                                    ---------  -----------  ---------  -----------  -----------  ------------
                                                    ---------  -----------  ---------  -----------  -----------  ------------

                   The accompanying notes are an integral part of these consolidated financial statements.


                                     ACCUMULATED
                                        OTHER          TREASURY STOCK       RECEIVABLE
                                    COMPREHENSIVE   --------------------       FROM
                                       DEFICIT       SHARES     AMOUNT     STOCKHOLDERS      TOTAL
                                   ---------------  ---------  ---------  ---------------  ---------
Balance at April 30, 1997........     $  (2,032)    (1,612,047) $ (12,130)    $    (633)   $  54,426
Compensation expense related to
  stock options and grants.......                                                              3,678
Loans to stockholders............                                                 (325)         (325)
Dividends on preferred stock.....                                                                (69)
Issuance of minority equity
  interest in subsidiary.........                                                             15,222
Exercise of stock options........                                                              2,618
Employee stock purchase plan.....                                                                224
Exercise of warrants.............                                                                 --
Conversion of convertible
  preferred stock................                                                                 --
Purchase of treasury stock.......                   (1,092,685)   (14,760)                   (14,760)
Comprehensive income:
  Net income.....................                                                             15,283
  Foreign currency translation
    adjustment...................           502                                                  502
  Unrealized gain on securities
    available for sale...........           716                                                  716

Total comprehensive income.......
                                        -------     ---------  ---------         -----     ---------

Balance at April 30, 1998........     $    (814)    (2,704,732) $ (26,890)    $    (958)   $  77,515
                                        -------     ---------  ---------         -----     ---------
                                        -------     ---------  ---------         -----     ---------
                   The accompanyi

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
               FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             CAPITAL        9% CUMULATIVE
                                                                               IN            CONVERTIBLE
                                                         COMMON STOCK        EXCESS        PREFERRED STOCK
                                    COMPREHENSIVE   ----------------------   OF PAR    ------------------------  ACCUMULATED
                                       INCOME        SHARES      AMOUNT       VALUE      SHARES       AMOUNT       DEFICIT
                                   ---------------  ---------  -----------  ---------  -----------  -----------  ------------

Balance at April 30, 1998........                   19,865,990  $   1,986   $ 136,598         427    $     427    $  (32,834)
Effect of subsidiaries' equity
  transactions...................                                                 238
Recapitalization of equity method
  investment.....................                       9,509           1         189
Compensation expense related to
  stock options and grants.......                      27,675           3         947
Loans to stockholders............
Dividends on preferred stock.....                                                                                        (39)
Exercise of stock options........                     107,538          11         322
Employee stock purchase plan.....                      53,389           5         569
Exercise of warrants.............                      32,378           3          (3)
Purchase of treasury stock.......
Comprehensive income:
  Net income.....................        13,569                                                                       13,569
  Foreign currency translation
    adjustment...................        (3,579)
  Pension plan additional minimum
    liability....................          (829)
                                        -------
Total comprehensive income.......     $   9,161
                                        -------     ---------  -----------  ---------  -----------  -----------  ------------
                                        -------
Balance at April 30, 1999........                   20,096,479  $   2,009   $ 138,860         427    $     427    $  (19,304)
                                                    ---------  -----------  ---------  -----------  -----------  ------------
                                                    ---------  -----------  ---------  -----------  -----------  ------------

                   The accompanying notes are an integral part of these consolidated financial statements.


                                     ACCUMULATED
                                        OTHER          TREASURY STOCK       RECEIVABLE
                                    COMPREHENSIVE   --------------------       FROM
                                       DEFICIT       SHARES     AMOUNT     STOCKHOLDERS      TOTAL
                                   ---------------  ---------  ---------  ---------------  ---------
Balance at April 30, 1998........     $    (814)    (2,704,732) $ (26,890)    $    (958)   $  77,515
Effect of subsidiaries' equity
  transactions...................                                                                238
Recapitalization of equity method
  investment.....................                                                                190
Compensation expense related to
  stock options and grants.......                                                   57         1,007
Loans to stockholders............                                                  (88)          (88)
Dividends on preferred stock.....                                                                (39)
Exercise of stock options........                                                                333
Employee stock purchase plan.....                                                                574
Exercise of warrants.............                                                                 --
Purchase of treasury stock.......                   (2,219,200)   (32,508)                   (32,508)
Comprehensive income:
  Net income.....................                                                             13,569
  Foreign currency translation
    adjustment...................        (3,579)                                              (3,579)
  Pension plan additional minimum
    liability....................          (829)                                                (829)

Total comprehensive income.......
                                        -------     ---------  ---------         -----     ---------

Balance at April 30, 1999........     $  (5,222)    (4,923,932) $ (59,398)    $    (989)   $  56,383
                                        -------     ---------  ---------         -----     ---------
                                        -------     ---------  ---------         -----     ---------
                   The accompanyi

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED APRIL 30,
                                                                             -------------------------------------
                                                                                1997        1998         1999
                                                                             ----------  ----------  -------------
Cash flows from operating activities:
  Income from continuing operations........................................  $   59,182  $   16,941  $      16,910
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization..........................................       9,476      10,205         29,147
    Amortization of deferred debt issuance costs and accretion of debt
      discount.............................................................       1,996       1,441          3,221
    Compensation expense related to stock options and grants...............       2,231       1,757            962
    Provision (benefit) for deferred income taxes..........................      15,862        (830)        (2,758)
    Minority interest in earnings of subsidiaries..........................       8,097      20,296         18,693
    Equity in earnings of unconsolidated subsidiaries......................          --          --         (1,544)
    Gain on sale of subsidiary stock, net of income taxes..................     (41,427)         --             --
    Other, net.............................................................          --        (655)           211
    Change in assets and liabilities, net of effects from companies acquired:
      Accounts receivable..................................................      (4,612)      1,971        (19,702)
      Inventories..........................................................       1,464      12,998        (16,962)
      Other current assets.................................................         985      (4,733)        16,189
      Other assets.........................................................         404        (431)           399
      Accounts payable and accrued expenses................................      (5,611)      8,452         23,801
      Other long-term liabilities..........................................        (558)        275            (11)
                                                                             ----------  ----------  -------------
Cash flows provided by continuing operations...............................      47,489      67,687         68,556
Cash flows (used for) provided by discontinued operations..................      (9,615)     (1,396)         6,412
                                                                             ----------  ----------  -------------
Cash flows provided by operating activities................................      37,874      66,291         74,968
                                                                             ----------  ----------  -------------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.......................................          --          --     (1,105,408)
  Capital expenditures.....................................................     (10,345)    (19,508)       (43,901)
  (Investment in) proceeds from marketable securities......................      (8,094)        135            715
  Purchase of subsidiary common stock......................................          --          --           (740)
  Advances to PolyVision Corporation.......................................      (2,467)       (145)            --
  Investment in PolyVision Corporation.....................................          --          --         (5,000)
  Proceeds from sale of assets.............................................       2,534       5,361          2,033
  Other....................................................................          35          --           (948)
                                                                             ----------  ----------  -------------
Cash flows used for continuing operations..................................     (18,337)    (14,157)    (1,153,249)
Cash flows used for discontinued operations................................    (104,468)   (109,034)       (10,204)
                                                                             ----------  ----------  -------------
Cash flows used for investing activities...................................    (122,805)   (123,191)    (1,163,453)
                                                                             ----------  ----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED APRIL 30,
                                                                             -------------------------------------
                                                                                1997         1998         1999
                                                                             -----------  ----------  ------------
Cash flows from financing activities:
  Short-term borrowings, net...............................................  $        --  $       --  $      9,640
  Borrowings (repayments) under revolving credit facilities, net...........       63,004     (42,307)       20,965
  Long-term borrowings.....................................................           --      10,665     1,154,715
  Repayments of long-term borrowings.......................................     (100,603)    (13,803)           --
  Proceeds from sale of stock of subsidiary, net of income taxes...........       62,672          --            --
  Proceeds from exercise of stock options..................................        1,835       2,618           333
  Debt issuance costs......................................................       (4,122)       (400)      (31,748)
  Redemption of preferred stock............................................      (15,026)         --            --
  Dividends on preferred stock.............................................         (575)        (69)          (39)
  Dividends paid on subsidiary common stock................................           --        (504)       (3,014)
  Purchase of treasury stock...............................................      (11,994)    (14,760)      (32,508)
  Purchase of subsidiary common stock......................................       (8,055)         --       (15,870)
  Other....................................................................         (319)       (151)       (3,163)
                                                                             -----------  ----------  ------------
Cash flows (used for) provided by continuing operations....................      (13,183)    (58,711)    1,099,311
Cash flows provided by discontinued operations.............................      118,601     111,846        10,393
                                                                             -----------  ----------  ------------
Cash flows provided by financing activities................................      105,418      53,135     1,109,704
                                                                             -----------  ----------  ------------
Cash flows provided by discontinued operations.............................        4,518       1,416         6,601
Net (increase) decrease in discontinued operations cash and cash
  equivalents..............................................................       (4,518)      2,759        (3,889)
Net increase (decrease) in continuing operations cash and cash
  equivalents..............................................................       15,969      (5,181)       14,618
Cash and cash equivalents at beginning of year.............................          707      16,676        15,670
                                                                             -----------  ----------  ------------
Cash and cash equivalents at end of year...................................  $    16,676  $   15,670  $     33,000
                                                                             -----------  ----------  ------------
                                                                             -----------  ----------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED APRIL 30,
                                                                                ----------------------------------
                                                                                  1997       1998         1999
                                                                                ---------  ---------  ------------
Supplemental disclosures:
  Cash paid for interest......................................................  $  15,477  $   9,923  $     47,980
                                                                                ---------  ---------  ------------
                                                                                ---------  ---------  ------------
  Cash paid for income taxes..................................................  $  27,251  $  25,840  $     22,633
                                                                                ---------  ---------  ------------
                                                                                ---------  ---------  ------------
Noncash investing and financing activities:
  Exchange of common stock for preferred stock:
    Preferred stock acquired..................................................             $   1,500
                                                                                           ---------
                                                                                           ---------
    Common stock issued.......................................................             $   1,500
                                                                                           ---------
                                                                                           ---------

  Capitalized lease obligation incurred.......................................             $     375
                                                                                           ---------
                                                                                           ---------
  Acquisition of businesses:
    Assets, net of cash acquired..............................................                        $  1,702,774
    Liabilities assumed.......................................................                            (447,793)
    Minority equity interest in subsidiaries..................................                             (16,283)
  Issuance of Subsidiary-obligated Manditorily Redeemable Trust Convertible
    Preferred Securities of Superior Trust I holding solely convertible debentures in exchange for subsidiary common stock held by minority
    shareholders (net of discount of $33.2 million)...........................                            (133,290)
                                                                                                      ------------
    Net cash paid.............................................................                        $  1,105,408
                                                                                                      ------------
                                                                                                      ------------
  PolyVision recapitalization:
    Exchange of PolyVision series A preferred stock and a note receivable
      including accrued and unpaid interest...................................                        $    (17,282)
                                                                                                      ------------
                                                                                                      ------------
    For PolyVision series B cumulative preferred stock and PolyVision common
      stock...................................................................                        $     17,282
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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). Alpine was incorporated in Delaware in 1987. All significant intercompany accounts and transactions have been eliminated.

    Alpine's operations are carried out through Superior TeleCom Inc. ("Superior"), a 51.7% owned subsidiary, which manufactures a broad portfolio of products with primary applications in the communications, original equipment manufacturer ("OEM") and electrical markets. Superior is a manufacturer and supplier of telecommunications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls, as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom and Israel.

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex"). Superior acquired the remaining 19% of Essex common stock on March 31, 1999 through the merger of a newly formed wholly-owned subsidiary of Superior into Essex, in which $167 million of 8 1/2% trust convertible preferred securities of Superior Trust I were issued to the remaining stockholders of Essex. (see Notes 6 and 20).

    On May 28, 1999, Alpine, Premier Refractories International Inc., Alpine's 83.4% owned subsidiary engaged in the refractories manufacture and installation business ("Premier"), Cookson Group plc, a London Stock Exchange listed company ("Cookson"), and PRI Acquisition, Inc., Cookson's wholly owned subsidiary ("PRI Acquisition"), entered into an Agreement and Plan of Merger (the "Premier Merger Agreement") providing for the acquisition by Cookson of 100% of the capital stock and business operations of Premier through the merger of PRI Acquisition into Premier (see Note 5). Accordingly, Premier has been accounted for as a discontinued operation in the accompanying consolidated financial statements.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    INVENTORIES

    Inventories of the communications products are primarily stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of the OEM and the electrical products are stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Buildings and improvements....................................  5 to 40 years
Machinery and equipment.......................................  3 to 15 years
Furniture and fixtures........................................  3 to 10 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at April 30, 1998 and 1999 was $6.6 million and $15.0 million, respectively. The Company periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value.

    DEFERRED FINANCING COSTS

    Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized through the relevant maturity dates of the related debt using the effective interest rate method and are charged to operations as additional interest expense.

    AMOUNTS DUE CUSTOMERS

    Included in accrued expenses at April 30, 1998 and 1999 are certain amounts due customers totaling $0.3 million and $8.9 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

    REVENUE RECOGNITION

    Substantially all revenue is recognized at the time the product is shipped, except for limited product consignments which are not reflected in revenue until sold to the end user.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at fiscal year-end. The resulting translation gains and losses are charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the fiscal year. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SUBSIDIARY STOCK TRANSACTIONS

    The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including (i) the subsidiary's purchase of its own stock and (ii) the subsidiary's issuance of its own stock under stock-based compensation plans. The Company reflects these subsidiary stock transactions through adjustments to the minority interest in the earnings or losses of the subsidiary on the consolidated statements of operations and by recording charges to goodwill and stockholders' equity on the consolidated balance sheets. The charges to goodwill, totaling $6.9 million during fiscal 1999, are amortized ratably over its estimated useful life.

    EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming (i) the conversion of outstanding stock options, warrants and grants under the treasury stock method, (ii) the conversion of convertible preferred stock and (iii) the dilution in subsidiary earnings resulting from the assumed conversion of subsidiary stock options.

    CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During fiscal 1997, 1998 and 1999, sales to the regional Bell operating companies and major independent telephone companies represented 87%, 84%, and 36%, respectively, of net sales. At April 30, 1998 and 1999, accounts receivable from these customers were $35.9 million and $30.6 million, respectively.

    Accounts receivable includes allowances for doubtful accounts of $0.2 million and $5.0 million at April 30, 1998 and 1999, respectively.

    USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1997 and 1998 consolidated financial statements to conform with the fiscal 1999 presentation.

    NEW ACCOUNTING STANDARDS

    During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements expanded or modified disclosures and had no impact on the Company's consolidated financial position, results of operations or cash flows. SFAS No. 130 requires that all changes in equity during a period (except those resulting from investments by stockholders and distributions to stockholders) be reported in the Company's financial statements, and displayed with

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the same prominence as other financial statement presentations. Financial statements for prior periods have been reclassified as required.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be effective for the Company's fiscal year beginning May 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption; however, the Company believes the effect of adoption will not be material.

2. MARKETABLE SECURITIES

    The Company's short-term investments are comprised of marketable securities which are all classified as trading securities and are stated at fair value. Net unrealized holding gains and losses at fiscal year-end are included in other income and net realized gains and losses are determined at the time of sale on the specific identification cost basis.

3. INVENTORIES

    At April 30, 1998 and 1999, the components of inventories are as follows:

                                                                           1998        1999
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Raw materials..........................................................  $   8,672  $   46,008
Work in process........................................................      8,170      43,889
Finished goods.........................................................     26,348     241,275
                                                                         ---------  ----------
                                                                            43,190     331,172
LIFO reserve...........................................................         --       5,950
                                                                         ---------  ----------
                                                                         $  43,190  $  337,122
                                                                         ---------  ----------
                                                                         ---------  ----------

    Inventories valued using the LIFO method amounted to $224.7 million at April 30, 1999.

4. PROPERTY, PLANT AND EQUIPMENT

    At April 30, 1998 and 1999, property, plant and equipment consist of the following:

                                                                           1998        1999
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Land...................................................................  $   2,851  $   24,154
Buildings and improvements.............................................     17,246     125,252
Machinery and equipment................................................     91,159     408,595
                                                                         ---------  ----------
                                                                           111,256     558,001
Less accumulated depreciation..........................................     26,908      46,424
                                                                         ---------  ----------
                                                                         $  84,348  $  511,577
                                                                         ---------  ----------
                                                                         ---------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    Depreciation expense for fiscal 1997, 1998 and 1999 was $7.8 million, $8.5 million and $20.8 million, respectively.

5. DISCONTINUED OPERATIONS

    On May 28, 1999, Alpine, Premier, Cookson, and PRI Acquisition entered into the Premier Merger Agreement providing for the acquisition by Cookson of 100% of the capital stock and business operations of Premier through the merger of PRI Acquisition into Premier (the "Premier Disposition"). The closing of the Premier Disposition is subject to customary conditions and regulatory approvals and is anticipated to occur during the second quarter of fiscal 2000. In connection with the Premier Disposition, Cookson will assume or repay all of Premier's existing indebtedness and will issue approximately 33.4 million ordinary shares of Cookson and pay approximately $15.6 million in cash to Premier's stockholders (subject to adjustment based on the working capital and indebtedness levels of Premier at the time of the closing of the merger). In connection with the Premier Disposition, Alpine also received from Premier the right to receive from Minerals Trading, Inc. in the year 2001 a contingent cash payment based upon the earnings through 2000 of the American Minerals business, which was spun-off to Minerals Trading, Inc. by American Premier Holdings, Inc. concurrently with Alpine's acquisition of American Premier Holdings, Inc. in January 1998. (See also Note 17). Pursuant to an agreement with the minority stockholders of Premier, Alpine has agreed to purchase the 16.6% interest of such stockholders in Premier immediately prior to the effective time of the merger for a purchase price of approximately $31.1 million, which is equivalent in value to the total amount of cash and Cookson ordinary shares (as of the date of the Premier Merger Agreement) that the holders of such an interest are entitled to receive under the Premier Merger Agreement. The closing market value of an ordinary share of Cookson on the London Stock Exchange as of June 29, 1999 was 213.5 pence or, assuming an exchange rate of $1.58 per pound Sterling, $3.38 per share.

    The Company has accounted for the proposed sale as a discontinued operation. Accordingly, the operating results of Premier have been segregated from the Company's continuing operations and are reported as a separate line item on the statements of operations as discontinued operations. The Company anticipates recognizing a gain upon the closing of the transaction. The net assets of Premier totaling $41.5 million and $34.6 million, respectively, at April 30, 1998 and 1999 are included on the consolidated balance sheets and its results of operations for fiscal 1997, 1998 and 1999 are summarized as follows:

                                                                                  1997        1998        1999
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
    Sales....................................................................  $  115,954  $  402,480  $  485,960
    Loss before income tax (benefit) provision of ($0.8) million, ($0.1)
      million and $1.6 million in fiscal 1997, 1998 and 1999, respectively...      (3,110)       (351)     (1,691)
    Loss before extraordinary loss...........................................      (2,336)       (194)     (2,707)

    During fiscal 1997, the Company allocated interest expense to Premier in relation to its daily borrowings outstanding under the Company's revolving credit facility and the 12.25% senior secured notes at the rates incurred by the Company on similar borrowings. During fiscal 1997, the total amount of interest expense allocated to Premier, included in loss from discontinued operation on the accompanying consolidated statement of operations, was $7.5 million.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

5. DISCONTINUED OPERATIONS (CONTINUED)

    At April 30, 1999, net assets of the discontinued operation of $34.6 million, net of minority interest of $7.9 million, consisted primarily of $203.7 million of current assets, $481.7 million of total assets, $117.9 million of current liabilities and $439.2 million of total liabilities. At April 30, 1998, net assets of the discontinued operation of $41.5 million, net of minority interest of $8.7 million, consisted primarily of $217.3 million of current assets, $507.9 million of total assets, $142.0 million of current liabilities and $457.7 million of total liabilities.

6. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex, at an aggregate cash tender value of $770 million (the "Essex Acquisition"). On March 31, 1999, Superior acquired the remaining outstanding common shares of Essex through the merger of a newly formed wholly-owned subsidiary of Superior into Essex and the resulting issuance to the remaining stockholders of Essex of $167 million in 8 1/2% Company-obligated Manditorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior (see Note
20).

    In connection with the Essex Acquisition, Superior entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinated credit facility (the "Superior Credit Facilities"). Proceeds from the Superior Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay $275 million of Essex indebtedness, (iii) refinance Superior's existing outstanding bank debt and (iv) pay related transaction expenses (see Note 10 for a further description of the Superior Credit Facilities).

    The Essex Acquisition was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the date of acquisition, which includes accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired of approximately $765 million is being amortized on a straight-line basis over 40 years.

    Included in the allocated purchase price was a $29.7 million accrual for the consolidation and integration of Essex manufacturing, corporate and distribution functions. The accrual included $11.8 million for employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million for management information system project termination costs, and $1.6 million of other miscellaneous costs. As of April 30, 1999, $2.9 million, $0.1 million and $1.2 million have been paid related to employee termination (approximately 117 employees) and relocation costs, facility consolidation costs, and other miscellaneous costs, respectively.

    The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with the elimination of various manufacturing and administrative positions. The liability was established in accordance with the provision of the Emerging Issues Task Force ("EITF") No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," and contains estimates of costs under the current

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6. ACQUISITIONS (CONTINUED)
plan, which although continually being refined, is expected to be completed within one year of the acquisition date.

    In addition to the amounts discussed above, the Company wrote off $10.4 million of previously capitalized costs related to the discontinued Essex management information system project. The project was being implemented by Essex prior to the purchase by the Company and after an analysis of the project by management, it was determined that the project would be discontinued. These costs have been reflected as an increase to goodwill.

    CABLES OF ZION AND CVALIM ACQUISITIONS

    On May 5, 1998, Superior acquired 51% of the common stock of Cables of Zion United Works Ltd., now known as Superior Cables Ltd. ("Cables of Zion"), an Israeli-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million in cash. Superior has an option through May 5, 2000 to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation). This acquisition (the "Cables of Zion Acquisition") was accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion are included in the Company's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired was $2.2 million and is being amortized on a straight-line basis over 30 years.

    On December 31, 1998, Cables of Zion acquired the business and certain operating assets of Cvalim-The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") for an adjusted purchase price of $41.2 million in cash. In connection with the acquisition, Cables of Zion entered into an $83.0 million credit facility (the "Cables of Zion Credit Facility") consisting of a $53.0 million term loan and $30.0 million revolving line of credit (see Note 10 for a further description of the Cables of Zion Credit Facility). Proceeds from the Cables of Zion Credit Facility were used to finance the acquisition, pay related fees and expenses and provide for working capital requirements. The purchase price was allocated based upon the estimates of the fair value of assets acquired and is subject to adjustment.

    Included in the allocated purchase price was a $3.5 million provision for the consolidation and integration of Cvalim's manufacturing and corporate functions. The provision included $2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. As of April 30, 1999, $0.3 million has been incurred related to employee termination and severance costs.

    The provision for employee termination and relocation costs was primarily associated with the manufacturing, selling, general and administrative functions within Cvalim, and included various manufacturing and administrative positions.

    The liability was established in accordance with the provision of the EITF No. 95-3 and contains estimates of costs under the current plan, which although continually being refined, is expected to be completed within one year of the acquisition date.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for fiscal 1998 and 1999, which give effect to the Essex Acquisition, the Cables of Zion Acquisition and the Cvalim acquisition as if the transactions had

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6. ACQUISITIONS (CONTINUED)
occurred on May 1, 1997, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                               1998       1999
                                                                                             ---------  ---------
                                                                                             (IN MILLIONS, EXCEPT
                                                                                              PER SHARE AMOUNTS)

Net sales..................................................................................  $ 2,277.2  $ 2,008.2
Income from continuing operations before income taxes, distribution on preferred securities
  of subsidiary trust, minority interest and extraordinary (loss)..........................      113.7       57.3
Income from continuing operations before extraordinary (loss)..............................       23.3        8.6
(Loss) from discontinued operations........................................................       (0.2)      (2.7)
Extraordinary (loss) on early extinguishment of debt.......................................       (1.5)      (0.6)
Net income applicable to common stock......................................................       21.6        5.2

Net income per diluted share of common stock:
  Income from continuing operations before extraordinary (loss)............................  $    1.24  $    0.44
  (Loss) from discontinued operations......................................................      (0.01)     (0.15)
  Extraordinary (loss) on early extinguishment of debt.....................................      (0.08)     (0.04)
                                                                                             ---------  ---------
    Net income per diluted share of common stock...........................................  $    1.15  $    0.25
                                                                                             ---------  ---------
                                                                                             ---------  ---------

7. LONG-TERM INVESTMENTS AND OTHER ASSETS

    At April 30, 1998 and 1999, long-term investments and other assets consist of the following:

                                                                            1998       1999
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Equity investment and advances to PolyVision (a)........................  $  17,199  $  24,280
Deferred financing charges (net of accumulated amortization)............      3,371     30,576
Other assets............................................................      1,834     12,839
                                                                          ---------  ---------
                                                                          $  22,404  $  67,695
                                                                          ---------  ---------
                                                                          ---------  ---------

------------------------

(a) At April 30, 1998, Alpine's equity investment in PolyVision consisted of (i) approximately $25.2 million in liquidation value of PolyVision 8% Series A Preferred Stock (the "PolyVision Preferred") and (ii) approximately 1.4 million shares of PolyVision common stock (approximately 17% of PolyVision outstanding shares). The net carrying value of Alpine's equity interests in PolyVision was $11.5 million at April 30, 1998.

   In November 1998, in connection with PolyVision's acquisition of Alliance
    International Group Inc., Alpine exchanged approximately $25.2 million in PolyVision Preferred (plus accrued dividends) and a loan receivable from PolyVision of approximately $7.4 million for 5.3 million shares of PolyVision's

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

7. LONG-TERM INVESTMENTS AND OTHER ASSETS (CONTINUED) common stock and approximately $12.4 million in liquidation value of PolyVision's Series B Convertible Preferred Stock. As part of this transaction, Alpine also acquired $5.0 million of PolyVision's Series C Convertible Preferred Stock for cash and received a further $0.5 million Series B Convertible Preferred Stock and 0.2 million shares of PolyVision common stock for professional services rendered to PolyVision in connection with its acquisition.

    The aforementioned capitalization resulted in the Company's common share equity ownership in PolyVision increasing to 48% from 17%, with such recapitalization being accounted for by the Company as a step-acquisition. The resulting excess of the fair value over the proportion of PolyVision net assets acquired of approximately $4.1 million has been allocated to goodwill and is being amortized ratably over 30 years. Following the recapitalization, the Company is accounting for its investment in PolyVision under the equity method.

    At April 30, 1999, the Company's equity investment in PolyVision consisted of approximately $12.8 million face amount of PolyVision 9% series B cumulative convertible preferred stock, $5.0 million face amount of PolyVision 9% series C cumulative convertible preferred stock and approximately 6.8 million shares of PolyVision common stock with a fair market value of approximately $15.3 million based on PolyVision's (NYSE: PLI) closing stock price on April 30, 1999.

8. ACCRUED EXPENSES

    At April 30, 1998 and 1999, accrued expenses consist of the following:

                                                                           1998        1999
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Accrued wages, salaries and employee benefits..........................  $  10,350  $   29,280
Accrued insurance......................................................      4,722      15,253
Other accrued expenses.................................................      6,927      85,051
                                                                         ---------  ----------
                                                                         $  21,999  $  129,584
                                                                         ---------  ----------
                                                                         ---------  ----------

9. SHORT-TERM BORROWINGS

    At April 30, 1999, short-term borrowings consist principally of $127.6 million in borrowings under Superior's accounts receivable securitization program which provides for up to $150.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Under the Superior receivable securitization program, Superior has granted a security interest in certain of its trade accounts receivable to secure borrowings under the facility. The Superior receivable securitization program expires on November 30, 1999, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 5.32% at April 30, 1999) plus 0.35%.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT

    At April 30, 1998 and 1999, long-term debt consists of the following:

                                                                         1998         1999
                                                                       ---------  ------------
                                                                           (IN THOUSANDS)
Superior revolving credit facility (a)...............................  $  69,350  $     43,093
Superior term loan A (a).............................................         --       489,500
Superior term loan B (a).............................................         --       423,786
Superior senior subordinated notes (a)...............................         --       200,000
Cables of Zion credit facility (b)...................................         --        50,330
12.25% Senior Secured Notes (principal amount $12.2 at April 30, 1998
  and 1999) (c)......................................................     11,361        11,553
Alpine revolving credit facility (d).................................         --        39,700
Alpine term loan (d).................................................     10,000        10,000
Other................................................................      6,355        34,471
                                                                       ---------  ------------
  Total long-term debt...............................................     97,066     1,302,433
Less current portion of long-term debt...............................        172        65,080
                                                                       ---------  ------------
                                                                       $  96,894  $  1,237,353
                                                                       ---------  ------------
                                                                       ---------  ------------

    At April 30, 1999, the fair value of Alpine's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to Alpine for debt of the same remaining maturities, approximates its recorded value. In order to limit the effect of changes in interest rates on several of the Company's floating rate long-term obligations, the Company has entered into a number of interest rate swap and interest rate cap agreements, which expire at various dates through September 2001. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The agreements protect $600 million of outstanding floating rate debt at April 30, 1999, of which $400 million expire in 1999 and $200 million expire in 2001. Under the agreements, the Company is reimbursed when actual interest rates exceed a limit, as defined. The limit, based primarily on the 90-day LIBOR, ranges from 4.97% to 5.07% over the protection period, and certain of the agreements limit the reimbursement if actual LIBOR exceeds a specified rate. The fair value of the interest rate cap agreements is the amount at which they could be settled, based on estimates from brokers. The fair market value of the interest rate caps and swaps was approximately $4.6 million at April 30, 1999.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)
    The aggregate maturities of long-term debt for the five years subsequent to April 30, 1999 are as follows:

FISCAL YEAR                                                                         AMOUNT
-------------------------------------------------------------------------------  -------------
                                                                                      (IN
                                                                                  THOUSANDS)
2000...........................................................................   $    65,080
2001...........................................................................       132,839
2002...........................................................................        87,632
2003...........................................................................       105,496
2004...........................................................................       240,671
Thereafter.....................................................................       670,715
                                                                                 -------------
                                                                                  $ 1,302,433
                                                                                 -------------
                                                                                 -------------

------------------------

(a) In connection with the November 27, 1998 Essex Acquisition (see Note 6), Superior amended and restated its existing credit facilities. Superior's amended and restated credit facilities provide for total borrowing availability of up to $1.35 billion, consisting of a $225.0 million revolving credit facility, a $500.0 million term loan A facility, a $425.0 million term loan B facility and $200.0 million in senior subordinated notes.

   The Superior revolving credit facility is available to Superior's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate and mature May 27, 2004. Interest on the outstanding balance is based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (7.94% at April 30, 1999) and is payable quarterly.

   The Superior term loan A is repayable in varying installments over five and one-half years, with interest payable quarterly based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (8.00% at April 30, 1999), and matures on May 27, 2004.

   The Superior term loan B is repayable in varying installments over seven years, with interest payable quarterly based upon LIBOR plus 3.75% or the base rate (prime) plus 2.75% (8.81% at April 30, 1999), and matures on November 27, 2005.

   On May 26, 1999, the Company refinanced the $200 million Superior senior subordinated notes into a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest for the term loan A for the first 270 days ranges from LIBOR plus 2.5% or base rate (prime) plus 1.5% to LIBOR plus 4.0% or base rate (prime) plus 3.0%. Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% or base rate (prime) plus 2.625% to LIBOR plus 4.0% or base rate (prime) plus 3.0%. After the nine month anniversary of the borrowing date through maturity, interest on term loan A and B is LIBOR plus 5.0% or base rate (prime) plus 4.0%. At April 30, 1999 and prior to the refinancing, interest on the $200 million Superior senior subordinated notes was 9.31% based on LIBOR plus 4.25% or base rate (prime) plus 3.25%.

   The common stock of all domestic subsidiaries of Superior and 65% of the common stock of its foreign subsidiaries have been pledged to secure the guarantees of the above described credit agreements. The obligations under these Superior credit arrangements are secured by substantially all of the assets of Superior and its domestic subsidiaries.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)
(b) In connection with the December 31, 1998 acquisition of the Cvalim assets (see Note 6), Cables of Zion entered into an $83.0 million U.S. dollar equivalent credit facility consisting of a $53.0 million term loan ("Cables of Zion term loan") and a $30.0 million revolving credit facility ("Cables of Zion revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. The Cables of Zion term loan is repayable on December 31, 2008. Interest on the Cables of Zion term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18 - 30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7% (5.23% at April 30, 1999).

   The Cables of Zion revolving credit facility is available up to $30.0 million in the aggregate. Interest on the outstanding balance is based upon either LIBOR plus 0.40%, the lending bank's prime rate minus 1.1%, or a rate to be agreed upon by the parties (8.52% at April 30, 1999). The Cables of Zion credit facility terminates on December 31, 2003. Obligation under the Cables of Zion credit facility are secured by all of the assets of Cables of Zion.

(c) The 12.25% Senior Secured Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

(d) Alpine's $25.0 million senior secured credit agreement (the "Alpine Credit Facility") was amended and restated in October 1998, increasing the facility to $50.0 million, including a $40.0 million revolving credit facility and a $10.0 million senior secured term loan. Proceeds from these facilities are for ongoing general working capital and corporate needs of Alpine. Interest on the revolving credit facility is based upon LIBOR plus 1.5% or the base rate (prime) (6.94% at April 30, 1999) and interest on the term loan is based upon LIBOR plus 2.0% or the base rate (prime) plus 0.5% (6.75% at April 30, 1999). Borrowings under the Alpine Credit Facility are secured by a pledge of certain shares of Superior common stock owned by Alpine.

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness.

    During fiscal 1999, the Company recognized an extraordinary charge on the early extinguishment of debt of $0.6 million, or $0.04 per diluted share, associated with the amendment and restatement of Superior's credit facilities.

    During fiscal 1998, the Company retired $9.0 million face amount ($8.3 million recorded amount) of its 12.25% Senior Secured Notes and $5.0 million face amount ($4.7 million recorded amount) of Premier's 11% Senior Notes. In connection with this early extinguishment of debt, the Company recognized an after-tax extraordinary charge of $1.5 million, or $0.08 per diluted share.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)

    During fiscal 1997, the Company refinanced a substantial portion of its outstanding debt and entered into new credit facilities. In connection with such refinancings, the Company recognized an after-tax extraordinary charge of $20.1 million, or $1.01 per diluted share, on the early extinguishment of debt. This charge represents the premium paid on the redemption of $131.9 million face amount ($122.3 million recorded amount) of the Company's 12.25% Senior Secured Notes, prepayment penalties related to the termination of an existing Alpine revolving credit facility and the associated write-off of the unamortized portion of deferred loan fees related to the debt extinguished.

11. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for fiscal 1997, 1998 and 1999 is as follows:

                                                   1997                               1998                         1999
                                     ---------------------------------  ---------------------------------  --------------------
                                                               PER                                PER
                                                              SHARE                              SHARE
                                      INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT      INCOME     SHARES
                                     ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock
  from continuing operations before
  extraordinary (loss).............  $  59,182                          $  16,941                          $  16,910
Less: preferred stock dividends....       (575)                               (69)                               (39)
                                     ---------                          ---------                          ---------
Basic earnings per common share
  from continuing operations.......  $  58,607     17,891   $    3.28   $  16,872     16,986   $    1.00   $  16,871     16,405
                                                                -----                              -----
                                                                -----                              -----
Dilutive impact of stock options,
  warrants
  and grants.......................         --        604                      --      1,663                      --      1,431
Dilution in subsidiary earnings
  from subsidiary stock options....         --         --                      --         --                    (669)        --
Assumed conversion of preferred
  stock............................        575      1,362                      69        125                      39         51
                                     ---------  ---------               ---------  ---------               ---------  ---------
Diluted earnings per common share
  from continuing operations.......  $  59,182     19,857   $    2.98   $  16,941     18,774   $    0.90   $  16,241     17,887
                                     ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
                                     ---------  ---------       -----   ---------  ---------       -----   ---------  ---------


                                         PER
                                        SHARE
                                       AMOUNT
                                     -----------

Income attributable to common stock
  from continuing operations before
  extraordinary (loss).............
Less: preferred stock dividends....

Basic earnings per common share
  from continuing operations.......   $    1.03
                                          -----
                                          -----
Dilutive impact of stock options,
  warrants
  and grants.......................
Dilution in subsidiary earnings
  from subsidiary stock options....
Assumed conversion of preferred
  stock............................

Diluted earnings per common share
  from continuing operations.......   $    0.91
                                          -----
                                          -----

    During fiscal 1999, the impact of Superior's Trust Convertible Preferred Securities (Note 20) to the Company's earnings per share calculation was not dilutive.

12. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the day immediately prior to the first day of a calendar quarter or on the last day of a calendar quarter. There are 500,000 shares of common stock reserved under the ESPP, of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED) which 8,339 shares, 23,241 shares and 53,389 shares were purchased by employees during fiscal 1997, 1998 and 1999, respectively.

    Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 19,431 shares of common stock available under the 1997 Plan for granting of options at April 30, 1999. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. Under the 1997 Plan, options cannot be exercised after ten years from the date of grant. In addition to the shares granted in fiscal 1999 under the 1997 Plan, in March 1999, the Company granted non-qualified stock options to purchase 595,000 shares of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company's treasury stock. The Company also adopted the 1999 Stock Option Reload Program under the 1997 Plan, which enables certain key management employees to receive a new reload stock option equal to the total shares tendered by the employee to the Company in order to pay the exercise price and related taxes on the exercise of certain vested stock options. The reload stock option is priced at the fair market value of the common stock on the exercise date.

    In addition, the Company granted certain key management employees non-qualified stock options to purchase 239,000 shares of the common stock of PolyVision and 72,000 shares of the common stock of Superior at the fair market value of the shares at the date of grant. Any shares issued upon exercise of these options will be made available only from issued shares of the common stock of PolyVision and shares of the common stock of Superior owned by the Company.

    Statement No. 123, "Accounting for Stock-Based Compensation," was issued by the FASB in fiscal 1997 and, if fully adopted, would change the method for recognition of cost on stock-based plans. In accordance with the provisions of SFAS No. 123, the Company elected to continue to apply APB Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans (including options issued under the plans). Application of the provisions of APB No. 25 resulted in a charge to earnings of $1.4 million, $0.8 million, and $0.4 million in fiscal 1997, 1998 and 1999, respectively, for certain performance-based stock options granted in prior years. However, had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, Alpine's net income, net income applicable to common stock, basic net income per share of common stock and diluted net income per share of common stock for fiscal 1997, 1998 and 1999 would approximate the pro forma amounts below:

                                                         1997                      1998                      1999
                                               ------------------------  ------------------------  ------------------------
                                               AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                               -----------  -----------  -----------  -----------  -----------  -----------

                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income...................................   $  36,720    $  35,688    $  15,283    $  13,315    $  13,569    $   9,282
Net income applicable to common stock........      30,950       29,918       15,214       13,246       13,530        9,243
Basic net income per share of common stock...        1.73         1.67         0.90         0.78         0.82         0.56
Diluted net income per share of common
  stock......................................        1.59         1.53         0.81         0.71         0.72         0.48

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)
    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997, 1998, and 1999, respectively: dividend yield of 0% for each year; expected volatility of 50%, 45%; and 44%; risk-free interest rate of 6.42%, 5.53% and 4.92%; and expected life of five years, four years and four years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) during fiscal 1997, 1998 and 1999 was $3.73, $5.70 and $6.29, respectively.

    The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January, 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer (in excess of 50% of the annual retainer) and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and consultant stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for fiscal 1997, 1998 and 1999:

                                                                                                       WEIGHTED-
                                                                                         SHARES         AVERAGE
                                                                                       OUTSTANDING  EXERCISE PRICE
                                                                                       -----------  ---------------
Outstanding at April 30, 1996........................................................   3,231,744      $    4.82
  Exercised..........................................................................    (419,545)          4.66
  Canceled...........................................................................    (419,576)          3.54
  Granted............................................................................     879,747           6.40
                                                                                       -----------
Outstanding at April 30, 1997........................................................   3,272,370           5.38
  Exercised..........................................................................    (559,880)          4.94
  Canceled...........................................................................     (56,466)          6.32
  Granted............................................................................     184,001          13.83
                                                                                       -----------
Outstanding at April 30, 1998........................................................   2,840,025           5.93
  Exercised..........................................................................    (111,741)          4.15
  Canceled...........................................................................     (32,545)         15.34
  Granted............................................................................   1,452,714          16.07
                                                                                       -----------
Outstanding at April 30, 1999........................................................   4,148,453           9.38
                                                                                       -----------
                                                                                       -----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. STOCK BASED COMPENSATION PLANS (CONTINUED)
    Information with respect to stock-based compensation plan stock options outstanding and exercisable at April 30, 1999 is as follows:

                                                               OPTIONS OUTSTANDING
                                                      -------------------------------------    OPTIONS EXERCISABLE
                                                                    WEIGHTED                 -----------------------
                                                                     AVERAGE     WEIGHTED                 WEIGHTED
                                                        NUMBER      REMAINING     AVERAGE      NUMBER      AVERAGE
RANGE OF                                              OF OPTIONS   CONTRACTUAL   EXERCISE    OF OPTIONS   EXERCISE
EXERCISE PRICES                                       OUTSTANDING     LIFE         PRICE     EXERCISABLE    PRICE
----------------------------------------------------  -----------  -----------  -----------  ----------  -----------
$2.00-$6.00.........................................   1,767,900   5.47 years    $    4.23    1,643,497   $    4.19
$6.05-$10.00........................................     823,439   6.46               8.13      647,794        8.13
$10.05-$15.00.......................................     684,514   9.69              10.43       27,179       11.60
$15.05-$21.00.......................................     872,600   8.81              20.15       36,665       18.27
                                                      -----------                            ----------
                                                       4,148,453   7.07               9.38    2,355,135        5.58
                                                      -----------                            ----------
                                                      -----------                            ----------

    Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At April 30, 1999, there are 79,931 shares available for issuance. During fiscal 1997, 1998 and 1999, noncash compensation expense of $0.9 million, $1.0 million and $0.6 million, respectively, was recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan.

13. EMPLOYEE BENEFITS

    Superior provides for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

    The Company and Essex sponsor several defined benefit pension plans and unfunded supplemental executive retirement plans (the "SERP"). The defined benefit pension plans and the SERP generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Assets of the plans consist principally of cash and cash equivalents, short-term investments, equities and fixed income instruments.

    Changes in the projected benefit obligation, plan assets and funded status of the defined benefit pension plans and the postretirement health care benefit plans during fiscal 1997, 1998 and 1999 are

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)
presented below, along with amounts recognized in the respective balance sheets and statements of operations:

                                                                   DEFINED BENEFIT                   POSTRETIREMENT
                                                                    PENSION PLANS                 HEALTH CARE BENEFITS
                                                           --------------------------------  -------------------------------
                                                             1997       1998        1999       1997       1998       1999
                                                           ---------  ---------  ----------  ---------  ---------  ---------

                                                                                    (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year................  $   3,228  $   5,912  $    7,997  $   1,282  $   1,265  $   1,994
  Impact of acquisitions and new plans...................      2,055         --      99,364         --         --         --
  Service cost...........................................        169        320       2,676         43         52         66
  Interest cost..........................................        295        461       3,280         96        129        137
  Plan amendments........................................        305         --          --         --         --         --
  Actuarial (gain) loss..................................         --      1,441      (6,175)        --        607         --
  Benefits paid..........................................       (140)      (137)     (1,100)      (156)       (59)       (66)
                                                           ---------  ---------  ----------  ---------  ---------  ---------
  Benefit obligation at end of year......................  $   5,912  $   7,997  $  106,042  $   1,265  $   1,994  $   2,131
                                                           ---------  ---------  ----------  ---------  ---------  ---------
                                                           ---------  ---------  ----------  ---------  ---------  ---------
Change in plan assets:
  Fair value of plan assets at beginning of year.........  $   3,263  $   3,568  $    4,360  $      --  $      --  $      --
  Acquisitions...........................................         --         --      77,060         --         --         --
  Actual return on plan assets...........................        233        751       3,445         --         --         --
  Employer contribution..................................        212        178         343        156         59         66
  Benefits paid..........................................       (140)      (137)     (1,100)      (156)       (59)       (66)
                                                           ---------  ---------  ----------  ---------  ---------  ---------
  Fair value of plan assets at end of year...............  $   3,568  $   4,360  $   84,108  $      --  $      --  $      --
                                                           ---------  ---------  ----------  ---------  ---------  ---------
                                                           ---------  ---------  ----------  ---------  ---------  ---------
Funded status............................................  $  (2,344) $  (3,637) $  (21,934) $  (1,265) $  (1,994) $  (2,131)
Unrecognized actuarial (gain) loss.......................       (148)       830      (5,430)      (178)       424        411
Unrecognized prior service cost..........................      2,404      2,235       2,056         --         --         --
                                                           ---------  ---------  ----------  ---------  ---------  ---------
Accrued benefit cost.....................................  $     (88) $    (572) $  (25,308) $  (1,443) $  (1,570) $  (1,720)
                                                           ---------  ---------  ----------  ---------  ---------  ---------
                                                           ---------  ---------  ----------  ---------  ---------  ---------
Amounts recognized in the consolidated balance sheets
  consist of:
  Prepaid benefit cost...................................  $      31  $      35  $       --  $      --  $      --  $      --
  Accrued benefit liability..............................     (1,371)    (2,345)    (28,829)    (1,443)    (1,570)    (1,720)
  Other comprehensive loss...............................         --         --       1,465         --         --         --
  Intangible asset.......................................      1,252      1,738       2,056         --         --         --
                                                           ---------  ---------  ----------  ---------  ---------  ---------
  Accrued benefit cost...................................  $     (88) $    (572) $  (25,308) $  (1,443) $  (1,570) $  (1,720)
                                                           ---------  ---------  ----------  ---------  ---------  ---------
                                                           ---------  ---------  ----------  ---------  ---------  ---------
Components of net periodic benefit cost:
  Service cost...........................................  $     169  $     320  $    2,676  $      43  $      52  $      66
  Interest cost..........................................        295        461       3,280         96        129        137
  Expected return on plan assets.........................       (254)      (281)     (3,256)        --         --         --
  Amortization of prior service cost.....................         34        161         162         --          5         --
  Recognized net actuarial loss..........................         --         --          56         --         --         13
                                                           ---------  ---------  ----------  ---------  ---------  ---------
  Net periodic benefit cost..............................  $     244  $     661  $    2,918  $     139  $     186  $     216
                                                           ---------  ---------  ----------  ---------  ---------  ---------
                                                           ---------  ---------  ----------  ---------  ---------  ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)

    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at April 30, 1997, 1998 and 1999 were determined based upon the following assumptions:

                                                            DEFINED BENEFIT                          POST-RETIREMENT
                                                             PENSION PLANS                         HEALTH CARE BENEFITS
                                               ------------------------------------------  ------------------------------------
                                                    1997           1998          1999           1997         1998       1999
                                               --------------  ------------  ------------  --------------  ---------  ---------
Discount rate................................       7.5%-8.0%     6.5%-7.0%     6.0%-7.0%      7.5%-7.75%       7.0%       7.0%
Expected return on plan assets...............       7.5%-8.0%     7.5%-9.5%     8.0%-9.0%             N/A        N/A        N/A
Compensation rate............................            4.0%          4.0%     4.0%-5.0%             N/A        N/A        N/A

    During March 1999, the Company implemented unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus and shares due upon stock option exercises, as defined by the plans. Shares issued pursuant to the deferred stock component of these plans are held in irrevocable grantor trusts ("rabbi trusts").

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1997, 1998 and 1999 were $0.5 million, $0.9 million and $3.2 million, respectively.

    Essex also sponsored an unfunded, nonqualified deferred compensation plan which permitted certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $5.7 million at April 30, 1999.

    Israeli labor laws and agreements require the Company to pay severance pay and/or pensions to retired employees and to terminated employees under certain circumstances. This liability is covered mainly by regular deposits with recognized Israeli pension and severance pay funds in the employees' names and by purchase of insurance policies. The amounts funded are not reflected in the consolidated balance sheet since they are not under the control and management of the Company. The amount of liability for future Israeli employee benefits upon retirement and the balance of liability not covered by the deposits and insurance policies discussed above are in accordance with Israeli labor agreements in force. These liabilities are funded by deposits in the name of the Company with recognized Israeli severance pay funds. At April 30, 1999, accrued Israeli employee benefits consist of the following:

                                                                                   APRIL 30,
                                                                                     1999
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Funded employee benefits.......................................................    $   1,295
Accrued employee benefits......................................................       (1,932)
                                                                                 -------------
  Net accrued..................................................................    $    (637)
                                                                                 -------------
                                                                                 -------------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

14. INCOME TAXES

    The provision (benefit) for income taxes related to continuing operations for fiscal 1997, 1998 and 1999 is comprised of the following:

                                                                 1997       1998       1999
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Current:
  Federal....................................................  $  24,686  $  19,315  $  24,044
  State......................................................      2,128      2,959      3,048
  Foreign....................................................        232      2,484      3,210
                                                               ---------  ---------  ---------
    Total current............................................     27,046     24,758     30,302
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     15,963     (1,123)    (2,501)
  State......................................................     (1,385)      (162)      (390)
  Foreign....................................................      1,284        455        133
                                                               ---------  ---------  ---------
    Total deferred...........................................     15,862       (830)    (2,758)
                                                               ---------  ---------  ---------
      Total income tax expense...............................  $  42,908  $  23,928  $  27,544
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provision (benefit) for income taxes related to continuing operations differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal 1997, 1998 and 1999 because of the effect of the following items:

                                                                 1997       1998       1999
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Continuing operations:
  Expected income tax expense at U.S. federal statutory tax
    rate....................................................  $   42,405  $  21,712  $  22,245
  State income taxes, net of U.S. federal income tax
    benefit.................................................         400      2,717      2,630
  Taxes on foreign income at rates which differ from the
    U.S. federal statutory rate.............................         360        288        384
  Gain on reorganization of subsidiary......................       8,247         --         --
  Nondeductible goodwill amortization.......................         385        382      2,706
  Change in valuation allowance.............................       1,785       (738)        --
  Other, net................................................         295        435        (10)
                                                              ----------  ---------  ---------
  Provision for income taxes from continuing operations.....      53,877     24,796     27,955
Extraordinary loss..........................................     (10,969)      (868)      (411)
                                                              ----------  ---------  ---------
    Total income tax expense................................  $   42,908  $  23,928  $  27,544
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

14. INCOME TAXES (CONTINUED)
realized. Realization of the future tax benefits of deferred tax assets (including tax loss carryforwards) is dependent on Alpine's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is more likely than not that all of the net deferred tax asset, after valuation allowance, will be realized.

    Items that result in deferred tax assets and liabilities and the related valuation allowance at April 30, 1998 and 1999 are as follows:

                                                                           1998        1999
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Inventory............................................................  $   3,276  $       --
  Sale/leaseback.......................................................      1,930       1,950
  Accruals not currently deductible for tax............................      2,347      23,939
  Pension and postretirement benefits..................................      1,195       9,945
  Compensation expense related to unexercised stock options and stock
    grants.............................................................      1,220       1,152
  Net operating loss carryforwards.....................................      8,319       7,827
  Alternative minimum tax credit carryforwards.........................      2,500       2,500
  Other................................................................      1,231       2,130
                                                                         ---------  ----------
    Total deferred tax assets..........................................     22,018      49,443
  Less valuation allowance.............................................      8,319       6,595
                                                                         ---------  ----------
    Net deferred tax assets............................................     13,699      42,848
                                                                         ---------  ----------
Deferred tax liabilities:
  Depreciation.........................................................     10,891      94,705
  Inventory............................................................         --       6,807
  Long-term investments................................................     20,757      22,920
  Other................................................................      9,574      13,220
                                                                         ---------  ----------
    Total deferred tax liabilities.....................................     41,222     137,652
                                                                         ---------  ----------
    Net deferred tax liability.........................................  $  27,523  $   94,804
                                                                         ---------  ----------
                                                                         ---------  ----------

    At April 30, 1999, Alpine had unused net state operating loss carryforwards of approximately $76.5 million that can be used to offset future taxable income. The net operating loss carryforwards expire between 2002 and 2014. Alpine's tax returns for years subsequent to 1980 have not been reviewed by the state taxing authorities. Availability of the net operating loss carryforwards might be challenged upon examination of such returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

15. NONRECURRING AND UNUSUAL CHARGES

    During fiscal 1999, the Company recorded pre-tax nonrecurring and unusual charges of $7.3 million, consisting of (i) a $2.9 million restructuring charge recorded by Cables of Zion, the Company's 51% owned

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

15. NONRECURRING AND UNUSUAL CHARGES (CONTINUED)
Israeli wire and cable subsidiary, related to manufacturing and administrative facility consolidated and overhead rationalization associated with the acquisition of Cvalim and (ii) $4.4 million in unusual charges primarily associated with the evaluation of management information systems at Essex.

    The Cables of Zion restructuring charge includes a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one and the elimination of a number of manufacturing and administrative positions. Management expects to complete all parts of the restructuring plan by the end of fiscal 2000. As of April 30, 1999 approximately $0.3 million has been spent and 38 positions have been eliminated related to the restructuring plan.

    The $4.4 million of unusual charges related primarily to the management information system evaluation at Essex has all been paid as of April 30, 1999.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

    The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains or losses within the underlying contracts.

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At April 30, 1999, the Company had no forward exchange sales contracts, but did have $0.6 million of Deutschemark purchase contracts whose fair value approximated the contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

    COMMODITY PRICE RISK MANAGEMENT

    Copper, Superior's principal raw material, experiences marked fluctuations in market prices, thereby subjecting the Company to copper price risk with respect to copper purchases and to certain firm and anticipated customer sales contracts. Derivative financial instruments in the form of copper futures contracts are utilized by the Company to reduce those risks.

    Purchases of "long" contracts are utilized by the Company to hedge certain firm and anticipated sales contracts while sales of "short" contracts are employed with respect to copper "carryover" purchases. Copper carryover purchases represent that portion of the Company's current month's copper purchase commitments priced at the current month's average New York Commodity Exchange, Inc. ("COMEX") price, but not delivered until the following month.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

16. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION (CONTINUED) Purchase contracts at April 30, 1999 totaled 1.5 million copper pounds, with contract amounts of $1.2 million and estimated fair values of $1.1 million. Sales contracts at April 30, 1999 totaled 13.7 million copper pounds, with contract amounts of $9.8 million and estimated fair values of $9.5 million. Deferred and unrealized gains or losses on these futures contracts ($0.4 million loss at April 30, 1999) are included within other assets and will be recognized in earnings in the period in which the hedged copper is sold to customers and the underlying contracts are liquidated, when a sale is no longer expected to occur or when the carryover is received.

17. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $1.1 million, $1.6 million and $8.0 million during fiscal 1997, 1998, and 1999, respectively.

    At April 30, 1999, future minimum lease payments under noncancelable operating leases are as follows:

                                                                             REAL AND PERSONAL
 FISCAL YEAR                                                                     PROPERTY
---------------------------------------------------------------------------  -----------------
                                                                              (IN THOUSANDS)
2000.......................................................................     $    14,698
2001.......................................................................          13,152
2002.......................................................................          11,036
2003.......................................................................           8,050
2004.......................................................................           7,714
Thereafter.................................................................           8,416
                                                                                    -------
                                                                                $    63,066
                                                                                    -------
                                                                                    -------

    Approximately 54% of the Company's total labor force is covered by collective bargaining agreements. Sixteen collective bargaining agreements, representing 39% of Superior's unionized work force, will expire within one year.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

    In connection with Essex's 1988 acquisition of Essex Group, Inc., United Technologies Corporation ("UTC"), Essex's former parent, has indemnified Essex against all losses resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988 or from conditions or circumstances existing at February 29, 1988 known to UTC prior to February 29, 1988. The sites covered by this indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. UTC also provided a second environmental indemnity which deals with losses related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which became known prior to February 28, 1993. As to any such losses, the Company is responsible for the first $4 million incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Essex has been named as a defendant in a limited number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced a number of years ago. At June 29, 1999, the number of cases pending against Essex was 104 involving approximately 2,274 claims. The Company's strategy is to defend these cases vigorously.

    Pursuant to the Premier Merger Agreement, Alpine agreed, subject to certain limited exceptions, that for a period of five years following the date of the Premier merger, it would not compete with Cookson in any business which is competitive with Premier's business as of such date. Additionally, pursuant to the Premier Merger Agreement, Alpine extended to Cookson certain customary warranties and representations relating to Premier, its assets and operations and indemnified Cookson and certain related parties (the "Cookson Parties") against any losses the Cookson Parties might suffer or incur ("Losses") arising out of any breach thereof, any breach of any covenant of Alpine and Premier or certain taxes relating to the repayment of specified Premier indebtedness (the "Alpine Indemnity"). Also, Alpine agreed to indemnify the Cookson Parties against any Losses arising out of third-party environmental claims directly relating to (i) off-site transportation, treatment, storage or disposal prior to the merger date of "hazardous substances" generated by Premier or its predecessors or (ii) any real property formerly owned, leased or operated by Premier or its predecessors (collectively the "Environmental Indemnity"). Subject to certain exceptions set out in the Premier Merger Agreement, the liabilities of Alpine under the Alpine Indemnity are subject to (i) with respect to breaches of representations of warranties of Alpine, individual and aggregate threshold amounts of $50,000 and $1,000,000, respectively, and (ii) a maximum liability cap of $50 million. In addition, the Environmental Indemnity is subject to a maximum liability cap of $10 million. No claim under the Environmental Indemnity may be made after May 31, 2000 and no claim under the Alpine Indemnity based upon any breach of warranty or representation of Alpine made under the Premier Merger Agreement may be made after May 31, 2000, except that claims based upon any alleged breach of Alpine's warranties and representations relating to tax and specified employee benefits matters may be asserted until the expiration of the respective periods set by applicable statutes of limitation.

    Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options and restricted stock grants and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a "change in control", as defined, such employment agreements provide for severance payments not in excess of two to three times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

18. RELATED PARTY TRANSACTIONS

    At April 30, 1999, Alpine has loaned certain officers $1.0 million relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%. During fiscal 1999, the Company agreed to forgive a $300,000 loan made by the Company in June 1987 to an executive of the Company to finance the exercise of certain stock options, with such forgiveness to occur over a four year period, subject to certain employment conditions.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

19. PREFERRED STOCK

    Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

    At April 30, 1999, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

    The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock and the 9% Preferred Stock. Each share is convertible at any time into shares of Alpine common stock at a conversion price of $7.90 per share, subject to customary adjustments, and is redeemable by Alpine under certain conditions. The 9% Senior Preferred Stock carries 100 votes per share, votes as a single class with Alpine's common stock on all matters submitted to stockholders and is entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the preferred stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 9% Senior Preferred Stock as to dividends or liquidation preference; or
(iii) merge into, consolidate with, or sell all or substantially all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights.

    The 9% Preferred Stock is convertible into 105 1/2 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

    During fiscal 1998, 1,500 shares of 9% Senior Preferred Stock were converted to 189,873 shares of Common Stock based on a conversion price of $7.90 per share. During fiscal 1997, 36,649 shares of 8% Cumulative Convertible Senior Preferred Stock ("8% Preferred Stock") plus accrued dividends were retired in connection with Premier's acquisition of American Premier Holdings, Inc. Also during fiscal 1997, 160,000 shares of 8% Preferred Stock with a par value of $8.0 million were repurchased for $13.2 million. In accordance with generally accepted accounting principles, the repurchase price paid in excess of the par value of such preferred stock has been recorded as a redemption premium and, therefore, as a reduction of net income attributable to common stockholders.

20. SUPERIOR TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31 1999, Superior Trust I (the "Trust"), a trust in which Superior owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities (the "Trust Convertible Preferred Securities") at a liquidation value of $50 per share. The sole assets of the Trust are Superior's 8 1/2% Convertible Subordinated Debentures (the "Convertible Debentures") due 2014 with an aggregate face amount equivalent to 103% of the liquidation value of the Trust Convertible Preferred Securities issued. Superior's obligations under the Convertible Debentures effectively constitute a full and unconditional guarantee by Superior of the Trust's obligations under the Trust Convertible Preferred Securities. After six months from the issuance date, the Trust Convertible Preferred Securities are convertible into Superior common stock at the rate of 1.1161 shares of Superior's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $44.80 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Preferred Security. The Trust Convertible Preferred Securities are not redeemable by the Trust

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

20. SUPERIOR TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED) before April 1, 2003. At any time on and after that date, Superior may cause the Trust Convertible Preferred Securities to be redeemed at its option at a per share redemption price of $52.55, periodically declining to $50.00 after April 2008. In addition, Superior has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share cash redemption price of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of Superior's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate, equals or exceeds $65.00 per share of Superior common stock. Superior has reserved 3,719,211 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

    Superior may cause the Trust to defer the payment of dividends for successive periods of up to 20 consecutive quarters. During such periods, accrued dividends on the Trust Convertible Preferred Securities will accrue interest at the rate of 8 1/2 per annum and Superior may not declare or pay dividends on its common stock. Also during such period, if holders of Trust Convertible Preferred Securities convert such securities into Superior common stock, the holders will not receive any cash related to the deferred dividends.

    The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on initial per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities.

21. STOCKHOLDER RIGHTS AGREEMENT

    On February 17, 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock (collectively, the "Common Shares"), payable to the stockholders of record on March 1, 1999 (the "Record Date"). The Board of Directors also authorized and directed the issuance of one Right with respect to each Common Share issued thereafter until the Distribution Date (as defined below) or the earlier redemption or expiration of the Rights.

    Except as set forth below, each Right, when it becomes exercisable, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value, 200,000 shares authorized (the "Preferred Shares"), at a price of $75.00, subject to adjustment (the "Purchase Price"). Initially, the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) the tenth day after a person or entity (a "Person") or group of affiliated or associated Persons (a "Group") having acquired beneficial ownership of 15% or more of the outstanding Common Shares (except pursuant to a Permitted Offer, as hereinafter defined); or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a Person or Group becoming an Acquiring Person (as hereinafter defined) (the earliest of such dates being called the "Distribution Date"). A Person or Group whose acquisition of Common Shares causes a Distribution Date pursuant to clause (i) above is an "Acquiring Person". The date that a Person or Group becomes an Acquiring Person is the "Stock Acquisition Date".

    Notwithstanding the foregoing, stockholders who currently own in excess of 15% of the outstanding Common Shares and their affiliates, associates and permitted transferees will not be deemed to be

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

21. STOCKHOLDER RIGHTS AGREEMENT (CONTINUED)
Acquiring Persons unless they acquire additional Common Shares equal to more than 20% of the number of Common Shares owned by them on February 17, 1999.

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

    The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 17, 2009, unless earlier redeemed by the Company.

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

22. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. The communications segment includes the Company's North American and Israeli operations. The OEM segment is involved principally in the production and sale of magnet and automotive wire products. The electrical segment includes the production and sale of building and industrial wire and cable products.

    The accounting policies of these businesses are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost and are not significant.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

22. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

                                                                 YEAR ENDED APRIL 30,
                                                         ------------------------------------
                                                            1997        1998         1999
                                                         ----------  ----------  ------------

                                                                    (IN THOUSANDS)
Net sales (a):
  Communications.......................................  $  463,840  $  516,599  $    626,769
  OEM..................................................          --          --       269,267
  Electrical...........................................          --          --       247,209
                                                         ----------  ----------  ------------
                                                         $  463,840  $  516,599  $  1,143,245
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------
Depreciation and amortization expense:
  Communications.......................................  $    7,569  $    8,330  $     14,100
  OEM..................................................          --          --         4,381
  Electrical...........................................          --          --         2,895
  Corporate and other..................................       1,907       1,875         7,771
                                                         ----------  ----------  ------------
                                                         $    9,476  $   10,205  $     29,147
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------
Nonrecurring and unusual charges:
  Corporate and other..................................  $       --  $       --  $      7,282
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------
Operating income (loss):
  Communications.......................................  $   64,061  $   80,975  $    111,866
  OEM..................................................          --          --        32,371
  Electrical...........................................          --          --        15,428
  Corporate and other..................................     (11,538)    (12,281)      (36,610)
                                                         ----------  ----------  ------------
                                                         $   52,523  $   68,694  $    123,055
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------
Total assets:
  Communications.......................................  $  239,711  $  230,700  $    488,247
  OEM..................................................          --          --       282,888
  Electrical...........................................          --          --       275,392
  Corporate and other..................................      45,576      48,229     1,027,949
                                                         ----------  ----------  ------------
                                                            285,287     278,929     2,074,476
  Discontinued operations..............................      18,552      41,480        34,557
                                                         $  303,839  $  320,409  $  2,109,033
Capital expenditures:
  Communications.......................................  $    9,807  $   18,488  $     23,072
  OEM..................................................          --          --         7,694
  Electrical...........................................          --          --         7,564
  Corporate and other..................................         538       1,020         5,571
                                                         ----------  ----------  ------------
                                                         $   10,345  $   19,508  $     43,901
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------

------------------------

(a) Five customers accounted for 19%, 17%, 16%, 14%, and 14% of sales in fiscal 1997; five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998; and no customers accounted for more than 10% of net sales in fiscal 1999.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

22. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)
    The following provides information about domestic and foreign operations as of, and for the fiscal years ended, April 30, 1997, 1998 and 1999:

                                                           1997        1998         1999
                                                        ----------  ----------  -------------
                                                                   (IN THOUSANDS)
Net sales:
  United States.......................................  $  421,126  $  472,019  $     997,792
  Canada..............................................      42,714      44,580         43,757
  Israel..............................................          --          --         83,368
  United Kingdom......................................          --          --         18,328
                                                        ----------  ----------  -------------
                                                        $  463,840  $  516,599  $   1,143,245

Operating income:
  United States.......................................  $   47,215  $   60,071  $     112,997
  Canada..............................................       5,308       8,623          9,626
  Israel..............................................          --          --          1,390
  United Kingdom......................................          --          --           (958)
                                                        ----------  ----------  -------------
                                                        $   52,523  $   68,694  $     123,055
                                                        ----------  ----------  -------------
                                                        ----------  ----------  -------------

Identifiable assets at year-end:
  United States.......................................  $  262,047  $  253,071  $   1,881,460
  Canada..............................................      23,240      25,858         21,451
  Israel..............................................          --          --        143,583
  United Kingdom......................................          --          --         27,982
                                                        ----------  ----------  -------------
                                                           285,287     278,929      2,074,476
  Discontinued operations.............................      18,552      41,480         34,557
                                                        ----------  ----------  -------------
                                                        $  303,839  $  320,409  $   2,109,033
                                                        ----------  ----------  -------------
                                                        ----------  ----------  -------------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       FISCAL 1998 QUARTER ENDED
                                                      ------------------------------------------------------------
                                                       JULY 31    OCTOBER 31   JANUARY 31    APRIL 30      YEAR
                                                      ----------  -----------  -----------  ----------  ----------

                                                                          (IN THOUSANDS, EXCEPT PER SHARE)
Net sales...........................................  $  131,233   $ 139,212    $ 113,661   $  132,493  $  516,599
Gross profit........................................      24,342      25,342       21,680       27,877      99,241
Operating income....................................      17,223      18,153       13,648       19,670      68,694
Minority interest...................................      (4,854)     (5,241)      (4,212)      (5,989)    (20,296)
Income from continuing operations...................       3,844       4,421        3,533        5,143      16,941
Discontinued operations.............................       1,023       1,165       (2,211)        (171)       (194)
Extraordinary (loss) on early extinguishment of
  debt..............................................        (389)       (832)          --         (243)     (1,464)
                                                      ----------  -----------  -----------  ----------  ----------
Net income..........................................  $    4,478   $   4,754    $   1,322   $    4,729  $   15,283
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------
Net income per diluted share of common stock:
  Income from continuing operations.................  $     0.21   $    0.24    $    0.18   $     0.27  $     0.90
  Discontinued operations...........................        0.05        0.06        (0.12)       (0.01)      (0.01)
  Extraordinary (loss) on early extinguishment of
    debt............................................       (0.02)      (0.04)          --        (0.01)      (0.08)
                                                      ----------  -----------  -----------  ----------  ----------
    Net income per diluted share of common stock
      (a)...........................................  $     0.24   $    0.25    $    0.07   $     0.25  $     0.81
                                                      ----------  -----------  -----------  ----------  ----------
                                                      ----------  -----------  -----------  ----------  ----------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                      FISCAL 1999 QUARTER ENDED
                                                    --------------------------------------------------------------
                                                     JULY 31    OCTOBER 31   JANUARY 31    APRIL 30       YEAR
                                                    ----------  -----------  -----------  ----------  ------------

                                                                   (IN THOUSANDS, EXCEPT PER SHARE)
Net sales.........................................  $  156,874   $ 146,097    $ 326,714   $  513,560  $  1,143,245
Gross profit......................................      34,296      33,472       63,169      101,657       232,594
Operating income..................................      23,874      23,923       22,920       52,338       123,055
Minority interest.................................      (6,930)     (7,086)       2,405       (7,082)      (18,693)
Income from continuing operations.................       4,737       5,917        1,195        5,061        16,910
Discontinued operations...........................       1,503        (209)        (170)      (3,831)       (2,707)
Extraordinary (loss) on early extinguishment of
  debt............................................          --          --         (634)          --          (634)
                                                    ----------  -----------  -----------  ----------  ------------
Net income........................................  $    6,240   $   5,708    $     391   $    1,230  $     13,569
                                                    ----------  -----------  -----------  ----------  ------------
                                                    ----------  -----------  -----------  ----------  ------------
Net income per diluted share of common stock:
  Income from continuing operations...............  $     0.24   $    0.31    $    0.07   $     0.29  $       0.91
  Discontinued operations.........................        0.08       (0.01)       (0.01)       (0.21)        (0.15)
  Extraordinary (loss) on early extinguishment of
    debt..........................................          --          --        (0.04)          --         (0.04)
                                                    ----------  -----------  -----------  ----------  ------------
    Net income per diluted share of common stock
      (a).........................................  $     0.32   $    0.30    $    0.02   $     0.08  $       0.72
                                                    ----------  -----------  -----------  ----------  ------------
                                                    ----------  -----------  -----------  ----------  ------------

------------------------

(a) Net income per diluted share of common stock for the fiscal year is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarters may not equal the net income per share for the twelve-months ended April 30, 1998 and 1999.

                                                                      SCHEDULE I

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                                  APRIL 30,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    5,804  $   17,253
  Marketable securities...................................................................      15,672      14,957
  Other current assets....................................................................       9,197       4,586
                                                                                            ----------  ----------
    Total current assets..................................................................      30,673      36,796
Investment in consolidated subsidiaries...................................................      85,335      87,372
Property, plant and equipment, net........................................................       1,227       1,277
Long-term investments and other assets....................................................      14,764      30,561
                                                                                            ----------  ----------
    Total assets..........................................................................  $  131,999  $  156,006
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................................................  $       33  $       39
  Accounts payable........................................................................         739         853
  Accrued expenses........................................................................       3,996       6,409
  Advances and loans from subsidiaries....................................................       2,410       4,272
                                                                                            ----------  ----------
    Total current liabilities.............................................................       7,178      11,573
Long-term debt, less current portion......................................................      22,011      61,865
Other long-term liabilities...............................................................      25,295      26,185
                                                                                            ----------  ----------
    Total liabilities.....................................................................      54,484      99,623
                                                                                            ----------  ----------
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value                                   427         427
  Common stock, $.10 par value; authorized 25,000,000 shares; shares 19,865,990 shares
    issued in 1998 and 20,096,479 shares issued in 1999...................................       1,986       2,009
  Capital in excess of par value..........................................................     136,598     138,860
  Accumulated other comprehensive deficit.................................................        (814)     (5,222)
  Accumulated deficit.....................................................................     (32,834)    (19,304)
                                                                                            ----------  ----------
                                                                                               105,363     116,770
Shares of common stock in treasury, at cost; 1998, 2,704,732 shares;
  1999, 4,923,932 shares..................................................................     (26,890)    (59,398)
Receivable from stockholders..............................................................        (958)       (989)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................      77,515      56,383
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  131,999  $  156,006
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                      SCHEDULE I
                                                                     (Continued)

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                        YEAR ENDED APRIL 30,
                                                                                   -------------------------------
                                                                                     1997       1998       1999
                                                                                   ---------  ---------  ---------
Revenues:
  Interest income................................................................  $   1,902  $   3,808  $     316
  Intercompany interest..........................................................     14,298         37         39
  Gain on sale of subsidiary.....................................................     80,397         --         --
  Other income...................................................................         73         43     10,686
                                                                                   ---------  ---------  ---------
                                                                                      96,670      3,888     11,041
                                                                                   ---------  ---------  ---------
Expenses:
  General and administrative.....................................................      8,086      5,064      7,806
  Interest expense...............................................................     14,825      2,665      4,037
                                                                                   ---------  ---------  ---------
                                                                                      22,911      7,729     11,843
                                                                                   ---------  ---------  ---------
                                                                                      73,759     (3,841)      (802)
(Provision) benefit for income taxes.............................................    (34,912)     1,435         73
                                                                                   ---------  ---------  ---------
                                                                                      38,847     (2,406)      (729)
  Equity in net income (loss) of subsidiaries, net, before extraordinary
    (loss).......................................................................     17,289     18,764     14,298
                                                                                   ---------  ---------  ---------
Income before extraordinary (loss)...............................................     56,136     16,358     13,569
Extraordinary (loss) on early extinguishment of debt.............................    (19,416)    (1,075)        --
                                                                                   ---------  ---------  ---------
  Net income.....................................................................  $  36,720  $  15,283  $  13,569
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                                                                      SCHEDULE I
                                                                     (Continued)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED APRIL 30,
                                                                               -----------------------------------
                                                                                  1997         1998        1999
                                                                               -----------  ----------  ----------
Cash flows provided by operating activities..................................  $     5,298  $    2,234  $    7,600
                                                                               -----------  ----------  ----------

Cash flows from investing activities:
  Capital expenditures.......................................................         (538)     (1,020)       (311)
  (Investment in) proceeds from marketable securities........................       (8,094)        135         715
  Purchase of subsidiary common stock........................................           --          --        (740)
  Payments received from subsidiary preferred stock..........................       11,300          --          --
  Dividends received from subsidiaries, net of tax...........................       78,159         507       1,525
  Loan/advances to PolyVision Corporation....................................       (2,467)       (145)         --
  Investment in PolyVision Corporation.......................................           --          --      (5,000)
  Other......................................................................           --         248          --
                                                                               -----------  ----------  ----------
Cash flows provided by (used for) investing activities.......................       78,360        (275)     (3,811)
                                                                               -----------  ----------  ----------

Cash flows from financing activities:
  (Repayments) borrowings under revolving credit facility, net...............      (48,654)         --      39,700
  Long-term borrowings.......................................................           --      10,665          --
  Repayments of long-term borrowings.........................................     (135,535)     (9,840)        (32)
  Debt issuance costs........................................................           --        (400)       (280)
  Dividends on preferred stock...............................................         (575)        (69)        (39)
  Proceeds from stock options exercised......................................        1,835       2,618         333
  Advances and loans to subsidiaries, net....................................      141,232         108          --
  Redemption of preferred stock..............................................      (15,026)         --          --
  Purchase of treasury shares................................................      (11,994)    (14,760)    (32,508)
  Other......................................................................           --        (101)        486
                                                                               -----------  ----------  ----------
Cash flows (used for) provided by financing activities.......................      (68,717)    (11,779)      7,660
                                                                               -----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents.........................       14,941      (9,820)     11,449
Cash and cash equivalents at beginning of year...............................          683      15,624       5,804
                                                                               -----------  ----------  ----------
Cash and cash equivalents at end of year.....................................  $    15,624  $    5,804  $   17,253
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

Supplemental cash flow disclosures:
  Cash paid for interest.....................................................  $    18,134  $    2,521  $    3,194
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------
  Cash paid (refunded) for income taxes, net.................................  $    18,895  $   (3,592) $   (8,426)
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

                                                                      SCHEDULE I
                                                                     (Continued)

                             THE ALPINE GROUP, INC.

                                (PARENT COMPANY)

                                   APPENDIX A

                                                                                    APRIL 30,
                                                                           ----------------------------
                                                                               1998           1999
                                                                           -------------  -------------

                                                                                  (IN THOUSANDS)
Long-term debt consists of:
  12.25% Senior Secured Notes (due 2003, principal amount $12.2 million
    at April 30, 1998 and 1999, respectively)............................    $  11,361      $  11,553
  Term loan (due 2001, interest at LIBOR plus 2.0%)......................       10,000         10,000
  Revolving credit facility..............................................           --         39,700
  Other..................................................................          683            651
                                                                           -------------  -------------
                                                                                22,044         61,904
Less current portion.....................................................           33             39
                                                                           -------------  -------------
                                                                             $  22,011      $  61,865
                                                                           -------------  -------------
                                                                           -------------  -------------

    Minimum current maturities of long-term debt outstanding as of April 30, 1999 are as follows:

                                                                              AMOUNT
                                                                           -------------
                                                                                (IN
                                                                            THOUSANDS)
FISCAL YEAR
  2000...................................................................    $      39
  2001...................................................................       49,751
  2002...................................................................           33
  2003...................................................................          531
  2004...................................................................       11,550
                                                                           -------------
                                                                             $  61,904
                                                                           -------------
                                                                           -------------

                                                                     SCHEDULE II

                             THE ALPINE GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                                      YEAR ENDED
                                                                                                       APRIL 30,
                                                                                                         1999
                                                                                                     -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance at beginning of year.....................................................................    $     177
  Provision........................................................................................           14
  Write-off........................................................................................         (460)
  Recoveries.......................................................................................          251
  Acquisition......................................................................................        5,047
                                                                                                          ------
  Balance at end of year...........................................................................    $   5,029
                                                                                                          ------
                                                                                                          ------