Form 10-K/A
period 1999-04-30
ALPINE GROUP INC /DE/
filed 1999-08-30
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
      Common Stock, par value $.10 per share                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

    At August 12, 1999, the registrant had 14,944,775 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on such date was approximately $169,349,868 million, based on the closing price of $18 per share of such common stock on such date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The Board of Directors of the Company consists of three classes of directors, with terms expiring in successive years. The term of Mr. Jansing expires in 1999, the terms of Messrs. Byers, Harrison and Janson expire in 2000 and the terms of Messrs. Elbaum, Kanely and Schut expire in 2001.

                                                      YEAR
                                                      FIRST
                                                     ELECTED
NAME                                      AGE       DIRECTOR      POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE
------------------------------------      ---      -----------  -----------------------------------------------------------
Kenneth G. Byers, Jr................          56         1993   President and sole shareholder of Byers Engineering
                                                                Company, a telecommunications technical services and
                                                                software firm, since 1971.

Steven S. Elbaum....................          50         1980   Chairman of the Board of Directors and Chief Executive
                                                                Officer of the Company since 1984. Chairman of the Board of
                                                                Directors and Chief Executive Officer of Superior TeleCom
                                                                Inc., a manufacturer of wire and cable products and the
                                                                Company's majority owned subsidiary, since 1996. Chairman
                                                                of the Board of Directors of Superior Cables Limited
                                                                (formerly known as Cables of Zion United Works, Ltd.), an
                                                                Israel-based, publicly traded wire and cable manufacturer
                                                                and Superior TeleCom Inc.'s 51 percent owned subsidiary,
                                                                and PolyVision Corporation, an information display company.
                                                                A director of Interim Services, Inc., a provider of value
                                                                added staffing and health care services, and Vestaur
                                                                Securities, Inc., an investment company.

Randolph Harrison...................          67         1980   Private investor and consultant to Poten & Partners, Inc., an energy and shipping industry consulting firm.

John C. Jansing.....................          73         1978   Private investor. A director of Vestaur Securities, Inc.
                                                                and 14 Lord Abbett mutual funds.

Ernest C. Janson, Jr................          76         1987   A partner with Coopers & Lybrand LLP, independent public
                                                                accountants, until his retirement in 1985.

James R. Kanely.....................          58         1993   Private investor. President and Chief Operating Officer of the Company from November 1993 to October 1995. Prior
                                                                thereto, President of Superior TeleTec Inc., a manufacturer of wire and cable products. A director of PolyVision
                                                                Corporation.

Bragi F. Schut......................          58         1983   Executive Vice President of the Company since 1986. A
                                                                director of Superior TeleCom Inc., Superior Cables Limited and PolyVision Corporation.

EXECUTIVE OFFICERS

    Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board of Directors.

NAME                                      AGE             POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE
------------------------------------      ---      ---------------------------------------------------------------------

Steven S. Elbaum....................          50   Chairman of the Board of Directors and Chief Executive Officer of the
                                                   Company since 1984. Chairman of the Board of Directors and Chief
                                                   Executive Officer of Superior TeleCom Inc. since 1996.

Bragi F. Schut......................          58   Executive Vice President of the Company since 1986.

Stephen M. Johnson..................          50   Executive Vice President and Chief Operating Officer of the Company
                                                   since November 1995. President of Premier Refractories Inc., a
                                                   refractories products and services company and a former subsidiary of the Company, from April 1994 through October 1995.

David S. Aldridge...................          45   Chief Financial Officer of the Company since November 1993 and
                                                   Treasurer since January 1994. Chief Financial Officer and Treasurer of Superior TeleCom Inc. since 1996.

Stewart H. Wahrsager................          50   Senior Vice President, General Counsel and Secretary of the Company
                                                   since January 1996 and Secretary of Superior TeleCom Inc. since 1996.
                                                   Prior thereto he was a partner in the New York law firm of Rubin Baum
                                                   Levin Constant & Friedman.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, was in compliance with all applicable filing requirements with respect to the Company's most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth certain information during each of the Company's three fiscal years ended April 30, 1997, April 30, 1998 and April 30, 1999 with respect to compensation earned by or paid to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                 ANNUAL COMPENSATION (1)                  COMPENSATION AWARDS
                                           ------------------------------------     -------------------------------
                                  FISCAL                           OTHER ANNUAL     RESTRICTED
NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS (3)   COMPENSATION       STOCK       OPTION SHARES (6)     OTHER (10)
--------------------------------  ------   --------    ----------  ------------     ----------    -----------------     ----------

Steven S. Elbaum................   1999    $555,000(2) $1,160,000    $150,013(4)    $1,449,501(5)      523,000(7)        $34,014
  Chairman and Chief               1998     540,000(2) $  650,000     134,006(4)                       280,350(8)         13,043
  Executive Officer                1997     433,200(2)    650,000      74,259(4)                       347,716(9)          9,271

                                   1999    $278,000    $  468,000                   $  507,502(5)      229,000(7)        $56,554
Bragi F. Schut..................   1998     270,000       293,000                                       70,200(8)         33,425
  Executive Vice President         1997     237,800       293,000                                      118,705(9)         31,762

Stephen M. Johnson..............   1999    $321,000    $  121,000                                       88,000           $18,816
  Executive Vice President and     1998     312,000       250,000                                       27,750(8)         14,930
  Chief Operating Officer          1997     294,000       169,000                                      113,800             8,838

                                   1999    $245,000    $  409,000    $ 43,658(4)    $  397,498(5)      177,000(7)        $29,581
David S. Aldridge...............   1998     240,000       250,000     119,953(4)                        70,200(8)         24,844
  Chief Financial Officer          1997     195,000       252,000      52,500(4)                        57,700            18,185

Stewart H. Wahrsager............   1999    $183,000    $  144,000                   $  174,745(5)       93,000(7)        $17,658
  Senior Vice President, General   1998     178,000       144,400                                        8,250(8)         15,004
  Counsel and Secretary            1997     151,000       144,000                                       34,000            14,245

------------------------

(1) The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10 percent of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2) Does not include salary of $175,000, $175,000 and $102,000 paid to Mr. Elbaum by Superior TeleCom Inc. in fiscal 1999, fiscal 1998 and fiscal 1997, respectively, under his employment agreement with such entity. See "Item 13. Certain Relationships and Related Transactions."

(3) Includes payments made pursuant to the annual cash incentive bonus program of the Company and discretionary cash bonuses awarded by the Executive Compensation and Organization Committee of the Board of Directors of the Company (the "Compensation Committee"). Included also are deferrals of $300,000 and $125,000 for Messrs. Elbaum and Schut, respectively, to The Alpine Group, Inc. Deferred Cash Account Plan. Mr. Johnson's 1999 bonus represents only the annual cash incentive bonus. This table does not include a discretionary bonus anticipated to be paid to Mr. Johnson in relation to the June 1999 sale by the Company of its former Premier Refractories International Inc. subsidiary.

(4) Payments to Messrs. Elbaum and Aldridge pursuant to their employment agreements for tax consequences upon vesting of certain restricted stock grants.

(5) Based on the closing prices of $10.0625 and $10.25 of the common stock, par value $.10 per share, of the Company ("Alpine Common Stock") on March 18, 1999 and March 23, 1999, respectively, the dates on which the restricted stock grants were made by the Company. The shares of restricted stock granted on March 18, 1999 represent a portion of each of the executive officers' discretionary annual bonus (40 percent for Mr. Elbaum and 30 percent for each of Messrs. Schut, Aldridge and Wahrsager) which the Compensation Committee automatically deferred to The Alpine Group, Inc. Deferred Stock Account Plan (the "Deferred Stock Plan"); such restricted stock vests on March 18, 2001 and will be distributed from the Deferred Stock Plan at such time unless a longer deferral period is elected by the executive officer in accordance with the terms of the plan. The shares of restricted stock granted on March 23, 1999, which were awarded by the Compensation Committee pursuant to the long term incentive award component of the Company's senior executive compensation program, vest in equal installments on each of March 23, 2000, March 23, 2001 and March 23, 2002.

    The following table presents the number of shares of restricted stock awarded to the executive officers named above on each of March 18, 1999 and March 23, 1999, the total number of shares of restricted stock held by such officers as of April 30, 1999 and the aggregate value of such restricted stock holdings, based on the closing price of $13.875 of the Alpine Common Stock on April 30, 1999:

                                                                       TOTAL SHARES OF    AGGREGATE VALUE OF
                                                                      RESTRICTED STOCK   RESTRICTED STOCK AS
                                                                         OWNED AS OF              OF
NAME                                MARCH 18, 1999   MARCH 23, 1999    APRIL 30, 1999       APRIL 30, 1999
----------------------------------  ---------------  ---------------  -----------------  --------------------
Steven S. Elbaum..................        76,820           66,000            142,820        $    1,981,627
Bragi F. Schut....................        19,876           30,000             49,876        $      692,029
David S. Aldridge.................        17,093           22,000             39,093        $      542,415
Stewart H. Wahrsager..............         6,161           11,000             17,161        $      238,108

(6) All options to purchase Alpine Common Stock that have become vested by June 30, 1999 are eligible for exercise under The Alpine Group, Inc. 1999 Stock Option Reload Program. As of April 30, 1999, none of the above-named executive officers had been granted a reload option.

(7) Includes options to purchase Alpine Common Stock as well as options to purchase from the Company issued and outstanding shares of common stock, par value $.01 per share, of Superior TeleCom Inc. ("Superior Common Stock") and common stock, par value $.001 per share, of PolyVision Corporation ("PolyVision Common Stock") that are owned by the Company. As set forth in the table entitled "Stock Option Grants in Fiscal 1999" below, certain of the options to purchase Alpine Common Stock were granted in respect of fiscal 1998. The number of shares of Superior Common Stock and PolyVision Common Stock underlying the options to purchase such shares from the Company is set forth in the following table:

                                                                                          NUMBER OF SHARES
                                                                   NUMBER OF SHARES      UNDERLYING OPTIONS
                                                                 UNDERLYING OPTIONS TO           TO
                                                                   PURCHASE SUPERIOR    PURCHASE POLYVISION
NAME                                                                 COMMON STOCK           COMMON STOCK
---------------------------------------------------------------  ---------------------  --------------------
Steven S. Elbaum...............................................           32,000                105,000
Bragi F. Schut.................................................           14,000                 47,000
David S. Aldridge..............................................           10,000                 34,000
Stewart H. Wahrsager...........................................            5,000                 17,000

    The options to purchase Superior Common Stock and PolyVision Common Stock were granted on March 23, 1999 and expire on March 23, 2009. One-third of each of these options becomes exercisable on each of the first, second and third anniversaries of the date of grant at an exercise price of $18.375 for the Superior Common Stock and $2.625 for the PolyVision Common Stock.

(8) During fiscal 1997, the Company discontinued the use of performance options due to the variable accounting nature of such stock options and the resulting non-cash charges to earnings. In fiscal 1998, for the foregoing reasons and because the historical financial performance of the Company indicated that certain performance targets were likely to be achieved, the Company converted performance options granted to its executive officers in fiscal 1995 and 1996 to non-contingent stock options. All of the other terms of the options remained unchanged, as follows: (i) the options are priced, as to the 1995 tranche, at fair market value, and as to the 1996 tranche, at 150 percent of fair market value, on the date of their initial grant; (ii) the options vested three years, and expire 10 years, after the date of such grant; and (iii) in light of the Company's likely attainment of the relevant financial performance targets, the options are exercisable for the maximum number of shares issuable under the executive officers' stock option agreements with the Company.

(9) Options granted to Messrs. Elbaum and Schut include 183,016 and 61,005 options, respectively, which represent a reissuance of previously issued options that were due to expire during fiscal 1997. The new options are identical to the original options, except that the new options vest over the three-year period commencing on the date of the reissuance.

(10) The amounts set forth include (i) matching contributions made by the Company under defined contribution plans of its subsidiaries, (ii) $11,520 accrued under an unfunded, nonqualified defined benefit plan for the payment of future annuities to Mr. Aldridge, (iii) with respect to Mr. Schut, $30,532 representing the net present value of the vested portion of an annuity the Company has agreed to pay in 15 equal annual installments of $18,900 commencing in the year Mr. Shut reaches age 60, (iv) medical reimbursement, (v) automobile allowance and (vi) group term life insurance.

                       STOCK OPTION GRANTS IN FISCAL 1999

                                                                                                             POTENTIAL REALIZABLE
                                                                                                              VALUE (AT ASSUMED
                                                  NUMBER OF       % OF TOTAL                                ANNUAL RATES OF STOCK
                                                  SECURITIES       OPTIONS                                  PRICE APPRECIATION FOR
                                                  UNDERLYING      GRANTED TO                                     OPTION TERM)
                                                   OPTIONS       EMPLOYEES IN     EXERCISE     EXPIRATION   ----------------------
NAME                                               GRANTED       FISCAL 1999    PRICE ($/SH)      DATE          5%         10%
------------------------------------------------  ----------     ------------   ------------   ----------   ----------  ----------
Steven S. Elbaum................................     180,000(1)      11.5%        $20.813       7/15/08     $2,356,053  $5,970,701
                                                     206,000         13.1%        $ 10.25       3/23/09      1,327,911   3,365,187
Bragi F. Schut..................................      75,000(1)       4.8%        $20.813       7/15/08        981,689   2,487,792
                                                      93,000          5.9%        $ 10.25       3/23/09        599,494   1,519,235
Stephen M. Johnson..............................      88,000          5.6%        $20.813       7/15/08      1,151,848   2,919,909
David S. Aldridge...............................      66,000(1)       4.2%        $20.813       7/15/08        863,886   2,189,257
                                                      67,000          4.3%        $ 10.25       3/23/09        431,893   1,094,503
Stewart H. Wahrsager............................      37,000(1)       2.4%        $20.813       7/15/08        484,300   1,227,311
                                                      34,000          6.5%        $ 10.25       3/23/09        657,509   1,666,258

------------------------

(1) Represents grants in respect of fiscal 1998.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

    There were no exercises of stock options during the fiscal year ended April 30, 1999. The following table presents information for the individuals named above as to the number of shares underlying, and the value of, unexercised options outstanding at April 30, 1999:

                                                                             NUMBER OF SHARES
                                                                                UNDERLYING               VALUE OF UNEXERCISED
                                                                            UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS (1)
                                                                        ---------------------------   ---------------------------
NAME                                                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------------------------------------------------  -----------   -------------   -----------   -------------
Steven S. Elbaum......................................................    905,185        449,800      $ 8,289,117    $1,152,538
Bragi F. Schut........................................................    292,175        187,234        2,653,294       447,721
Stephen M. Johnson....................................................    137,733        172,117        1,028,133       633,553
David S. Aldridge.....................................................    211,637        175,668        1,595,385       564,232
Stewart H. Wahrsager..................................................     46,999         96,084          358,302       312,129

                               PENSION PLAN TABLE

                                                              YEARS OF SERVICE
                                                            --------------------
REMUNERATION                                                   15         20
----------------------------------------------------------  ---------  ---------
125,000...................................................     30,399     46,024
150,000...................................................     39,774     58,524
175,000...................................................     49,149     71,024
200,000...................................................     58,524     83,524
225,000...................................................     67,899     96,024
250,000...................................................     77,274    108,524
300,000...................................................     96,024    133,524
400,000...................................................    133,524    183,524
450,000...................................................    152,274    208,524
500,000...................................................    171,024    233,524

    Each executive officer is a participant in a Senior Executive Retirement Plan ("SERP"). The SERP is an unfunded defined benefit plan. Subject to vesting, each participant will be entitled to an annual retirement benefit upon reaching age 65 equal to 2.5 percent times his years of credited service (up to a maximum of 20 years), multiplied by his highest average cash compensation during any three consecutive years during the final five years of his employment, less primary social security benefits and certain other retirement benefits paid by the Company and other employers. The estimated years of credited service for each of the above-named executive officers are as follows: Steven S. Elbaum, 19 years; Bragi F. Schut, 16 years; Stephen M. Johnson, 10 years; David S. Aldridge, 15 years; and Stewart H. Wahrsager, 8 years.

COMPENSATION OF DIRECTORS

    Effective January 1, 1999, the Company increased the annual retainer to $25,000 from $20,000 for directors who are not employees of the Company or otherwise compensated by the Company, together with expenses of attendance. The Company also increased to $1,500 from $1,000 the amount a non-employee director will receive for each meeting of the Board of Directors or of a committee of the Board attended ($2,000 for committee chairmen). A non-employee director with at least five years of service also receives, upon reaching age 70 and termination of service to the Company, a retirement benefit of $10,000 per year for 15 years after his retirement, payable to the director or the director's beneficiaries in the event of his death.

    In addition to increasing the annual retainer and per committee meeting fees, effective January 1, 1999, the Board adopted The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors (the "Stock Compensation Plan"). Under the Stock Compensation Plan, non-employee directors of the Company will automatically receive 50 percent of the annual retainer in either restricted stock or stock options, as elected by the non-employee director. Each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer, in excess of 50 percent of the annual retainer, and meeting fees in the form of restricted stock or stock options instead of in cash.

    Restricted stock and stock options that are attributable to the annual retainer will be granted as of the first business day of each quarter of the Company's fiscal year. Restricted stock and stock options that are attributable to meeting fees will be granted as of the date of the meeting of the Board and/or the committee of the Board with respect to which such grants relate. Shares to be issued under the Stock Compensation Plan will be made available only from issued shares of Alpine Common Stock reacquired by the Company and held in treasury until such time as the Stock Compensation Plan may be approved by the stockholders of the Company.

    The number of shares of restricted stock to be granted under the Stock Compensation Plan will be determined by dividing

    (1) the amount of the annual retainer or meeting fees that a non-employee director elected to receive in restricted stock, by

    (2) the lesser of

       (a) 100 percent of the fair market value of the Alpine Common Stock on the first business day of the Company's fiscal year and

       (b) 100 percent of the fair market value of the Alpine Common Stock at the time of grant.

    The number of stock options to be granted under the Stock Compensation Plan will be determined by dividing

    (1) the amount of the annual retainer or meeting fees that a non-employee director elected to receive in stock options, by

    (2) the value of a stock option on the date of grant as determined by the Board, based on the purchase price per share of the Alpine Common Stock, a Black-Scholes option pricing model and such other factors as the Board deems appropriate.

    Stock options granted under the Stock Compensation Plan will have a purchase price equal to the lesser of:

    (1) 100 percent of the fair market value of the Alpine Common Stock on the first business day of the Company's fiscal year; and

    (2) 100 percent of the fair market value of the Alpine Common Stock on the date of grant.

    Each stock option granted under the Stock Compensation Plan will expire on the tenth anniversary of the date of grant.

    Awards of restricted stock and stock options under the Stock Compensation Plan will vest upon the earliest of the following to occur:

    (1) the third anniversary of the date of grant;

    (2) a non-employee director's death; and

    (3) a change in control of the Company, as defined in the Stock Compensation Plan.

    The Stock Compensation Plan is administered and interpreted by the Board of Directors.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with each of its executive officers. Pursuant to these agreements, during fiscal 1999, Mr. Elbaum served as Chairman of the Board and Chief Executive Officer at a base salary of $555,000, Mr. Johnson served as Executive Vice President and Chief Operating Officer at a base salary of $321,000, Mr. Schut served as Executive Vice President at a base salary of $278,000, Mr. Aldridge served as Chief Financial Officer at a base salary of $245,000 and Mr. Wahrsager served as Senior Vice President, General Counsel and Secretary at a base salary of $183,000. The agreements also provide for annual performance-based bonuses, participation in a performance-based, long-term incentive stock option award program, indemnification from any income tax liability arising from the vesting of certain restricted stock awards and certain other benefits, including medical, dental and other insurance benefits. The agreements with Messrs. Elbaum and Schut also provide that they will serve on the Board of Directors of the Company, and Mr. Schut's agreement provides for the annuity described in footnote 10 to the Summary Compensation Table.

    Each employment agreement is for a term ending upon the occurrence of any of the following events: (i) notification by the executive or the Company to the other that he or it desires to terminate the employment agreement; (ii) death or disability of the executive; (iii) termination by the Company for "cause"or (iv) termination by the executive for "good reason." Generally, if an executive terminates his employment for "good reason" or the Company terminates his employment without cause, the executive is entitled to receive a severance payment equal to one to one and one-half times his annual salary and bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of the Company (which is defined as (i) the acquisition by a person or entity of 20 percent of the Company's voting securities, (ii) the occurrence of circumstances such that individuals who constituted the Company's Board of Directors as of April 26, 1996 no longer constitute a majority of the Company's Board of Directors, (iii) a transaction involving the sale of all or substantially all of the Company's assets or (iv) certain other business combinations), each executive is entitled to varying benefits described in his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Randolph Harrison, John C. Jansing and Ernest C. Janson, Jr. served on the Executive Compensation and Organization Committee (formerly known as the Compensation Committee) during fiscal 1999. There were no compensation committee interlocks or insider (employee) participation during fiscal 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of August 12, 1999, there were issued and outstanding 14,944,775 shares of Alpine Common Stock and 19,669,002 shares of Superior Common Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Superior Common Stock beneficially owned by
(i) each person known to the Company to have beneficial ownership of more than five percent of the Alpine Common Stock, (ii) each director of the Company,
(iii) each executive officer named in the Summary Compensation Table herein and
(iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company.

                   BENEFICIAL OWNERSHIP OF VOTING SECURITIES

                                                                                 ALPINE COMMON STOCK      SUPERIOR COMMON STOCK
                                                                               -----------------------   ------------------------
                                                                               NUMBER OF    PERCENT OF   NUMBER OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                        SHARES        CLASS        SHARES        CLASS
-----------------------------------------------------------------------------  ---------    ----------   ----------    ----------
Steven S. Elbaum.............................................................  2,372,676(2)    14.9%     10,546,325(15)    52.6%

Heartland Advisors, Inc......................................................  1,581,800(3)    10.6%         --          --
  790 North Milwaukee Street
  Milwaukee, WI 53202

Alexandra Investment Management, Ltd.........................................  1,380,191(4)     9.2%         --          --
  237 Park Avenue
  Ninth Floor
  New York, NY 10017

Jeffrey L. Gendell...........................................................    855,200(5)     5.7%         --          --
  200 Park Avenue
  Suite 3900
  New York, NY 10166

Bragi F. Schut...............................................................    765,543(6)     5.0%         35,156(16)       *

Kenneth G. Byers, Jr.........................................................    526,202(7)     3.5%         --          --

David S. Aldridge............................................................    400,523(8)     2.6%         78,125(16)       *

Stephen M. Johnson...........................................................    243,249(9)     1.6%         46,875(16)       *

John C. Jansing..............................................................    203,078(10)     1.4%        --          --

James R. Kanely..............................................................    200,025(11)     1.3%        --          --

Stewart H. Wahrsager.........................................................    101,243(12)    *            39,063(16)       *

Randolph Harrison............................................................     56,542(13)    *            --          --

Ernest C. Janson, Jr.........................................................     26,000       *             --          --

All directors and executive officers as a group..............................  4,851,951(14)    28.8%    10,745,544(17)    53.3%

------------------------

*   Less than one percent

(1) Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., 1790 Broadway, New York, New York 10019-1412.

(2) Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their minor son, as to which shares Mr. Elbaum disclaims beneficial ownership,
    (ii) 974,085 shares issuable upon exercise of certain stock options and
    (iii) 198,173 shares of restricted stock, which includes: (A) 76,820 shares of restricted stock credited to Mr. Elbaum's account under the Deferred Stock Plan, which provides that such shares shall be voted by action of the Board of Directors of the Company; and (B) 55,353 shares of restricted stock credited to the account of certain other officers and employees of the Company under the Deferred Stock Plan, which provides that all of such shares shall be voted by Mr. Elbaum.

(3) Based upon information provided to the Company by Heartland Advisors, Inc. in connection with the preparation of this Form 10-K/A. Heartland Advisors, Inc. has sole voting power with respect to 535,500 of such shares and sole dispositive power with respect to all of such shares.

(4) Based upon a Schedule 13D, Amendment No. 1, filed with the Securities and Exchange Commission on or about November 26, 1997. In addition, Mikhail A. Filimonov, the Chairman, Chief Executive Officer and Chief Investment Officer of Alexandra Investment Management, Ltd., and Dimitri Sogoloff, the Chief Operations Officer of Alexandra Investment Management, Ltd., may be deemed to be the beneficial owners of such shares by reason of their power to direct the voting and disposition of such shares.

(5) Based upon a Schedule 13G filed with the Securities and Exchange Commission on July 30, 1999. Mr. Gendell is the managing member of Tontine Management, L.L.C., the general partner of Tontine Partners, L.P., and of Tontine Overseas Associates, L.L.C., which serves as investment manager to Tontine Overseas Fund, Ltd., and, in such capacity, has the shared power to vote and dispose of the 323,050 shares directly owned by Tontine Partners, L.P. and the 532,150 shares directly owned by Tontine Overseas Fund, Ltd.

(6) Includes (i) 3,450 shares owned by Mr. Schut's wife, as to which shares Mr. Schut disclaims beneficial ownership, (ii) 317,175 shares issuable upon exercise of certain stock options and (iii) 49,876 shares of restricted stock. An aggregate of 19,876 shares of restricted stock have been credited to Mr. Schut's account under the Deferred Stock Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(7) Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder.

(8) Includes (i) 4,042 shares held in Superior Telecommunications Inc. 401(k) Plan, (ii) 257,071 shares issuable upon exercise of certain stock options and (iii) 39,093 shares of restricted stock. An aggregate of 17,093 shares of restricted stock have been credited to Mr. Aldridge's account under the Deferred Stock Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(9) Includes 213,249 shares issuable upon exercise of certain stock options.

(10) Includes 30,503 shares issuable upon exercise of certain stock options and 1,242 shares of restricted stock.

(11) Includes (i) 122,011 shares issuable upon exercise of certain stock options, (ii) 6,260 shares held in Superior Telecommunications Inc. 401(k) Plan and (iii) 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.

(12) Includes 73,082 shares issuable upon exercise of certain stock options and 17,161 shares of restricted stock. An aggregate of 6,161 shares of restricted stock have been credited to Mr. Wahrsager's account under the Deferred Stock Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(13) Includes 665 shares of restricted stock.

(14) Includes (i) 1,987,176 shares issuable upon exercise of certain stock options, (ii) 263,080 shares of restricted stock and (iii) 4,850 shares as to which the officers and directors disclaim beneficial ownership.

(15) Includes 10,155,700 shares of Superior Common Stock owned by the Company. Mr. Elbaum may be deemed to be the beneficial owner of such shares by virtue of his position as Chairman of the Board and Chief Executive Officer of the Company and his beneficial ownership of
    14.9 percent of the issued and outstanding shares of Alpine Common Stock. Also includes 390,625 shares issuable upon exercise of certain stock options.

(16) Shares issuable upon exercise of certain stock options.

(17) Includes (i) 10,155,170 shares of Superior Common Stock owned by the Company and (ii) 589,884 shares issuable upon exercise of certain stock options.

    In addition, there are issued and outstanding 250 shares of the Company's 9 percent Cumulative Convertible Senior Preferred Stock, par value $1.00 per share, all of which are held by Patrick W. Allender, 5 Holly Leaf Court, Bethesda, Maryland 20817.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On October 2, 1996, in connection with a reorganization of its subsidiaries, the Company entered into an agreement (as amended and extended to date, the "Services Agreement") with Superior TeleCom Inc., the Company's majority owned subsidiary. Pursuant to the Services Agreement, the Company provides certain financial, audit and accounting, corporate finance and strategic planning, legal, treasury, insurance and administrative services to Superior TeleCom Inc. for a per annum fee of $2.7 million, in addition to reimbursement of incidental costs and expenses incurred in connection with the Company's provision of such services. Such annual fee is estimated to reflect commercially reasonable costs for the services provided.

    In connection with the foregoing reorganization, Superior TeleCom Inc. also entered into an employment agreement with Mr. Elbaum, pursuant to which Mr. Elbaum provides his services as Chairman of the Board and Chief Executive Officer of Superior TeleCom Inc. for an indefinite term at an annual base salary of $175,000, as adjusted annually for increases in the Consumer Price Index, and an annual bonus payable at the discretion of the Board of Directors of Superior TeleCom Inc. Mr. Elbaum's employment agreement with Superior TeleCom Inc. contains customary terms and provisions with respect to termination and other matters.

    Pursuant to their employment agreements with the Company, Steven S. Elbaum, Stephen M. Johnson, Executive Vice President and Chief Operating Officer of the Company, Bragi F. Schut, Executive Vice President of the Company, and Stewart H. Wahrsager, Senior Vice President, General Counsel and Secretary of the Company, were loaned by the Company approximately $398,000, $140,000, $105,000 and $71,000, respectively, in respect of the tax consequences of certain restricted stock awards. The indebtedness, which was outstanding as of July 31, 1999, bears interest at the annual rate of 5.96 percent.

    As of July 15, 1998, the Executive Compensation and Organization Committee determined that a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to Steven S. Elbaum, Chairman of the Board and Chief Executive Officer of the Company, to finance Mr. Elbaum's exercise of certain stock options would be forgiven over a period of four years, provided that if Mr. Elbaum voluntarily ceases his employment with the Company at any time during such period, the then outstanding balance of the loan and interest thereon would be immediately due and payable. Mr. Elbaum will pay all taxes relating to any cancellation of indebtedness income arising out of the forgiveness of the loan. In addition, as of July 31, 1999, Mr. Elbaum owed the Company approximately $14,000, which indebtedness bears interest at the prime rate.

    In November 1998, in connection with the acquisition by PolyVision Corporation ("PolyVision") of Alliance International Group Inc., the Company exchanged approximately $25.2 million in PolyVision's 8 percent Series A Preferred Stock (plus accrued dividends) and a loan receivable from PolyVision of approximately $7.4 million for 5.3 million shares of PolyVision's common stock and approximately $12.4 million in liquidation value of PolyVision's Series B Convertible Preferred Stock. As part of this transaction, Alpine also acquired $5.0 million of PolyVision's Series C Convertible Preferred Stock for cash and received a further $0.5 million of PolyVision's Series B Convertible Preferred Stock and 200,000 shares of PolyVision's common stock for professional services rendered to PolyVision in connection with its acquisition. The aforementioned recapitalization resulted in the Company's common share equity ownership in PolyVision increasing to 48 percent from 17 percent. Mr. Elbaum is the Chairman of the Board of PolyVision and is the beneficial owner of in excess of 10 percent of PolyVision's common stock.

    The Company has a consulting agreement with James R. Kanely, a current director and a former officer of the Company, which provides for the payment to Mr. Kanely of a $10,000 per month consulting fee until October 2000. The consulting agreement also provides that Mr. Kanely is entitled to (i) receive health and medical benefits, (ii) continue participation under a supplemental executive retirement plan maintained by a subsidiary of Superior TeleCom, Inc. and (iii) receive an annuity of $34,700 per year for 15 years, commencing in 2001, all substantially in accordance with the terms of his former employment agreement. In consideration of the termination of this employment agreement in November 1995, the Company made a one-time payment to Mr. Kanely of $610,000.

    The Company invests in an investment fund for which Mikhail A. Filimonov, the Chairman, Chief Executive Officer and Chief Investment Officer of Alexandra Investment Management, Ltd.("AIM"), acts as investment advisor. AIM beneficially owns in excess of five percent of Alpine Common Stock. During the fiscal year ended April 30, 1999, the Company paid fees of $107,000 to AIM for investment advisory services in respect of such fund.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 27, 1999          THE ALPINE GROUP, INC.

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

                                Chairman of the Board and
    /s/ STEVEN S. ELBAUM *        Chief Executive Officer
------------------------------    (principal executive        August 27, 1996
      Steven S. Elbaum *          officer)

                                Chief Financial Officer
   /s/ DAVID S. ALDRIDGE *        and Treasurer (principal
------------------------------    financial and accounting    August 27, 1996
      David S. Aldridge           officer)

 /s/ KENNETH G. BYERS, JR. *
------------------------------  Director                      August 27, 1996
    Kenneth G. Byers, Jr.

   /s/ RANDOLPH HARRISON *
------------------------------  Director                      August 27, 1996
      Randolph Harrison

    /s/ JOHN C. JANSING *
------------------------------  Director                      August 27, 1996
       John C. Jansing

 /s/ ERNEST C. JANSON, JR. *
------------------------------  Director                      August 27, 1996
    Ernest C. Janson, Jr.

    /s/ JAMES R. KANELY *
------------------------------  Director                      August 27, 1996
       James R. Kanely

     /s/ BRAGI F. SCHUT *
------------------------------  Director                      August 27, 1996
        Bragi F. Schut

*By:       /s/ STEWART H.
              WAHRSAGER
      -------------------------
        Stewart H. Wahrsager
          ATTORNEY-IN-FACT