Form 10-Q
period 1999-07-31
ALPINE GROUP INC /DE/
filed 1999-09-14
CIK 4164

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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
        (State or other jurisdiction                (I.R.S. Employer
       incorporation of organization)              Identification No.)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                       OUTSTANDING AT SEPTEMBER 14,
               CLASS                               1999
-----------------------------------  --------------------------------
Common Stock, $.10 Par Value                    14,879,940

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                          APRIL 30,      JULY 31,
                                                                                             1999          1999
                                                                                         ------------  ------------
                                                                                                       (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................  $     33,000  $     23,879
  Marketable securities................................................................        14,957        16,330
  Accounts receivable (less allowance for doubtful accounts of: April 30, 1999, $5,029;
    July 31, 1999, $4,891).............................................................       261,318       274,596
  Inventories..........................................................................       337,122       314,525
  Net assets of discontinued operations................................................        34,557        40,114
  Other current assets.................................................................        42,464        47,201
                                                                                         ------------  ------------
    Total current assets...............................................................       723,418       716,645
Property, plant and equipment, net.....................................................       511,577       517,284
Long-term investments and other assets.................................................        67,695        84,223
Goodwill (less accumulated amortization: April 30, 1999, $14,871; July 31, 1999,
  $20,098).............................................................................       806,343       791,410
                                                                                         ------------  ------------
    Total assets.......................................................................  $  2,109,033  $  2,109,562
                                                                                         ------------  ------------
                                                                                         ------------  ------------
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Short-term borrowings................................................................  $    142,645  $    160,000
  Current portion of long-term debt....................................................        65,080        71,988
  Accounts payable.....................................................................       138,665       133,805
  Accrued expenses.....................................................................       129,584       101,602
                                                                                         ------------  ------------
    Total current liabilities..........................................................       475,974       467,395
Long-term debt, less current portion...................................................     1,237,353     1,241,835
Minority interest in subsidiary........................................................        58,980        62,399
Other long-term liabilities............................................................       146,981       148,306
                                                                                         ------------  ------------
    Total liabilities..................................................................     1,919,288     1,919,935
                                                                                         ------------  ------------
Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of
  Superior Trust I holding solely convertible debentures of Superior (net of
  discount)............................................................................       133,362       133,580
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value                                  427           427
  Common stock, $.10 par value; 25,000,000 shares authorized; 20,096,479 shares and
    20,213,182 shares issued at April 30, 1999 and July 31, 1999, respectively.........         2,009         2,021
  Capital in excess of par value.......................................................       138,860       139,860
  Accumulated other comprehensive deficit..............................................        (5,222)       (5,615)
  Accumulated deficit..................................................................       (19,304)      (14,137)
                                                                                         ------------  ------------
                                                                                              116,770       122,556
  Shares of common stock in treasury, at cost: April 30, 1999, 4,923,932 shares; July
    31, 1999, 5,290,432 shares.........................................................       (59,398)      (65,539)
Receivable from stockholders...........................................................          (989)         (970)
                                                                                         ------------  ------------
  Total stockholders' equity...........................................................        56,383        56,047
                                                                                         ------------  ------------
    Total liabilities and stockholders' equity.........................................  $  2,109,033  $  2,109,562
                                                                                         ------------  ------------
                                                                                         ------------  ------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    JULY 31,
                                                                                              --------------------
                                                                                                1998       1999
                                                                                              ---------  ---------

                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT PER SHARE
                                                                                                     DATA)
Net sales...................................................................................  $ 156,874  $ 515,189
Cost of goods sold..........................................................................    122,578    418,590
                                                                                              ---------  ---------
  Gross profit..............................................................................     34,296     96,599
Selling, general and administrative expenses................................................      9,976     38,381
Nonrecurring and unusual charges............................................................         --        911
Amortization of goodwill....................................................................        446      5,135
                                                                                              ---------  ---------
  Operating income..........................................................................     23,874     52,172
Interest expense............................................................................     (3,159)   (30,352)
Other (expense) income, net.................................................................       (810)     2,949
                                                                                              ---------  ---------
  Income from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and
    extraordinary (loss)....................................................................     19,905     24,769
Provision for income taxes..................................................................     (8,238)    (9,935)
                                                                                              ---------  ---------
  Income from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary
    (loss)..................................................................................     11,667     14,834
Distributions on preferred securities of subsidiary trust...................................         --     (3,758)
                                                                                              ---------  ---------
  Income from continuing operations before minority interest, equity in earnings of
    affiliate and extraordinary (loss)......................................................     11,667     11,076
Minority interest in earnings of subsidiaries...............................................     (6,930)    (6,064)
Equity in earnings of affiliate.............................................................         --      1,000
                                                                                              ---------  ---------
  Income from continuing operations before extraordinary (loss).............................      4,737      6,012
Income from discontinued operations, net of tax.............................................      1,503         --
                                                                                              ---------  ---------
  Income before extraordinary (loss)........................................................      6,240      6,012
Extraordinary (loss) on early extinguishment of debt........................................         --       (836)
                                                                                              ---------  ---------
  Net income................................................................................      6,240      5,176
Preferred stock dividends...................................................................        (10)        (9)
                                                                                              ---------  ---------
  Net income applicable to common stock.....................................................  $   6,230  $   5,167
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net income per share of common stock:
  Basic:
    Income from continuing operations.......................................................  $    0.28  $    0.40
    Income from discontinued operations.....................................................       0.08         --
    Extraordinary (loss) on early extinguishment of debt....................................         --      (0.06)
                                                                                              ---------  ---------
      Net income per basic share of common stock............................................  $    0.36  $    0.34
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Diluted:
    Income from continuing operations.......................................................  $    0.24  $    0.34
    Income from discontinued operations.....................................................       0.08         --
    Extraordinary (loss) on early extinguishment of debt....................................         --      (0.05)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
      Net income per diluted share of common stock..........................................  $    0.32  $    0.29
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1999
                                  (UNAUDITED)

                                                                              CAPITAL        9% CUMULATIVE
                                                                                IN            CONVERTIBLE
                                                          COMMON STOCK        EXCESS        PREFERRED STOCK
                                     COMPREHENSIVE   ----------------------   OF PAR    ------------------------  ACCUMULATED
                                        INCOME        SHARES      AMOUNT       VALUE      SHARES       AMOUNT       DEFICIT
                                    ---------------  ---------  -----------  ---------  -----------  -----------  ------------
Balance at April 30, 1999.........                   20,096,479  $   2,009   $ 138,860         427    $     427    $  (19,304)
Receivable from stockholders......
Exercise of stock options.........                      58,761           6         294
Employee stock purchase plan......                      29,859           3         253
Purchase of treasury stock........
Compensation expense related to
  stock options and grants........                      28,083           3         453
Dividends on preferred stock......                                                                                         (9)
Comprehensive income:
Net income........................     $   5,176                                                                        5,176
Foreign currency translation
  adjustment......................          (393)
                                          ------
Total comprehensive income........     $   4,783
                                          ------
                                          ------
Balance at July 31, 1999..........                   20,213,182  $   2,021   $ 139,860         427    $     427    $  (14,137)
                                                     ---------  -----------  ---------         ---        -----   ------------
                                                     ---------  -----------  ---------         ---        -----   ------------


                                      ACCUMULATED                           RECEIVABLE
                                         OTHER          TREASURY STOCK         FROM
                                     COMPREHENSIVE   --------------------     STOCK-
                                        DEFICIT       SHARES     AMOUNT       HOLDERS       TOTAL
                                    ---------------  ---------  ---------  -------------  ---------
Balance at April 30, 1999.........     $  (5,222)    (4,923,932) $ (59,398)   $    (989)  $  56,383
Receivable from stockholders......                                                  19           19
Exercise of stock options.........                                                              300
Employee stock purchase plan......                                                              256
Purchase of treasury stock........                    (366,500)    (6,141)                   (6,141)
Compensation expense related to
  stock options and grants........                                                              456
Dividends on preferred stock......                                                               (9)
Comprehensive income:
Net income........................                                                            5,176
Foreign currency translation
  adjustment......................          (393)                                              (393)

Total comprehensive income........

Balance at July 31, 1999..........     $  (5,615)    (5,290,432) $ (65,539)   $    (970)  $  56,047
                                         -------     ---------  ---------        -----    ---------
                                         -------     ---------  ---------        -----    ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     JULY 31,
                                                                                               --------------------
                                                                                                 1998       1999
                                                                                               ---------  ---------

                                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Income from continuing operations..........................................................  $   4,737  $   6,012
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
      Depreciation and amortization..........................................................      3,144     14,673
      Amortization of deferred debt issuance costs and accretion of debt discount............        316      1,553
      Compensation expense related to stock options and grants...............................        175        588
      Provision for deferred income taxes....................................................         --      1,730
      Foreign exchange gain..................................................................         --     (2,069)
      Minority interest in earnings of subsidiary............................................      6,930      6,064
      Equity in earnings of unconsolidated subsidiaries......................................         --     (1,000)
      Other, net.............................................................................        (88)        --
      Change in assets and liabilities, net of effects from companies acquired:
        Accounts receivable..................................................................     (3,555)   (12,390)
        Inventories..........................................................................      8,683     22,049
        Other current and non-current assets.................................................          2     (6,764)
        Accounts payable and accrued expenses................................................      2,706    (25,140)
        Other long-term liabilities..........................................................         21     (1,074)
                                                                                               ---------  ---------
Cash flows provided by continuing operations.................................................     23,071      4,232
                                                                                               ---------  ---------
Cash flows (used for) provided by discontinued operations....................................     (1,828)     1,439
                                                                                               ---------  ---------
Cash flows provided by operating activities..................................................     21,243      5,671
                                                                                               ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired.........................................................    (22,625)        --
  Capital expenditures.......................................................................     (5,454)   (16,686)
  (Investment in) proceeds from marketable securities........................................        700     (1,373)
  Customer loans.............................................................................         --    (14,377)
  Other......................................................................................         --        357
                                                                                               ---------  ---------
Cash flows (used for) continuing operations..................................................    (27,379)   (32,079)
                                                                                               ---------  ---------
Cash flows (used for) discontinued operations................................................     (2,747)    (2,526)
                                                                                               ---------  ---------
Cash flows used for investing activities.....................................................    (30,126)   (34,605)
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) (CONTINUED)

                                                                                              THREE MONTHS ENDED
                                                                                             ---------------------
                                                                                                   JULY 31,
                                                                                             ---------------------

                                                                                               1998        1999
                                                                                             ---------  ----------
                                                                                                (IN THOUSANDS)
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net........................................  $   4,878  $   21,320
  Short-term borrowings, net...............................................................         --      17,355
  Repayment of long-term borrowings........................................................        (19)   (222,404)
  Long-term borrowings.....................................................................         --     214,377
  Proceeds from exercise of stock options..................................................        408         360
  Purchase of treasury shares..............................................................     (4,607)     (6,141)
  Subsidiary treasury stock purchases......................................................     (1,271)     (1,179)
  Dividends on subsidiary common stock.....................................................       (504)       (593)
  Dividends on preferred stock.............................................................        (10)         (9)
  Debt issuance costs......................................................................         --      (6,225)
  Other....................................................................................        457       1,865
                                                                                             ---------  ----------
Cash flows (used for) provided by continuing operations....................................       (668)     18,726
Cash flows provided by discontinued operations.............................................      9,157       3,034
                                                                                             ---------  ----------
Cash flows provided by financing activities................................................      8,489      21,760
                                                                                             ---------  ----------
Cash flows provided by discontinued operations.............................................      4,582       1,947
Net increase in discontinued operations cash and cash equivalents..........................     (4,582)     (1,947)
Net decrease in continuing operations cash and cash equivalents............................     (4,976)     (9,121)
Cash and cash equivalents at beginning of period...........................................     15,670      33,000
                                                                                             ---------  ----------
Cash and cash equivalents at end of period.................................................  $  10,694  $   23,879
                                                                                             ---------  ----------
                                                                                             ---------  ----------
Supplemental disclosures:
Cash paid for interest.....................................................................  $   2,822  $   39,474
                                                                                             ---------  ----------
                                                                                             ---------  ----------
  Cash paid for income taxes...............................................................  $   3,483  $   12,809
                                                                                             ---------  ----------
                                                                                             ---------  ----------
  Non cash financing activity:
Acquisition of business:
    Assets, net of cash acquired...........................................................  $  83,636
    Liabilities assumed....................................................................    (44,728)
    Minority equity interest in net assets of subsidiary...................................    (16,283)
                                                                                             ---------
    Net cash paid..........................................................................  $  22,625
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

                                 JULY 31, 1999

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries ("Alpine" or "the Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    Alpine's operations are carried out through Superior TeleCom Inc. ("Superior"), a 51.7% owned subsidiary, which manufactures a broad portfolio of wire and cable products with primary applications in the communications, original equipment manufacturer ("OEM") and electrical markets. Superior is a manufacturer and supplier of communications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls, as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom and Israel.

    On August 6, 1999, Alpine sold its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc (see Note 4). Accordingly, Premier has been accounted for as a discontinued operation in the accompanying consolidated financial statements.

2. INVENTORIES

    At April 30, 1999 and July 31, 1999, the components of inventories were as follows:

                                                                                            APRIL 30,    JULY 31,
                                                                                               1999        1999
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Raw materials.............................................................................  $   46,008  $   43,613
Work in process...........................................................................      43,889      46,791
Finished goods............................................................................     241,275     231,715
                                                                                            ----------  ----------
                                                                                               331,172     322,119
LIFO reserve..............................................................................       5,950      (7,594)
                                                                                            ----------  ----------
                                                                                            $  337,122  $  314,525
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Inventories of communications wire and cable products are primarily stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of OEM and electrical wire and cable products are stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method. Inventories valued using the LIFO method amounted to $224.7 million at April 30, 1999 and $206.3 million at July 31, 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs, which are subject to many factors beyond management's control. Interim LIFO inventory valuations are therefore subject to final year-end adjustment.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1999

                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended July 31, 1998 and 1999 were as follows:

                                                                                                       JULY 31,
                                                                                                 --------------------
                                                                                                   1998       1999
                                                                                                 ---------  ---------

                                                                                                    (IN THOUSANDS)
Net income.....................................................................................  $   6,240  $   5,176
Foreign currency translation adjustment........................................................     (1,739)      (393)
                                                                                                 ---------  ---------
Comprehensive income...........................................................................  $   4,501  $   4,783
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

4. DISCONTINUED OPERATIONS

    On August 6, 1999, Alpine completed the disposition of Premier (the "Premier Disposition") through the merger of a wholly-owned subsidiary of Cookson Group plc, a London Stock Exchange listed company ("Cookson"), with Premier. In connection with the Premier Disposition, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million ordinary shares of Cookson and paid to Alpine $15.6 million in cash (subject to adjustment based on working capital levels of Premier). The approximate fair market value of Cookson common stock received by Alpine was $123 million at August 6, 1999 (based on closing market value as quoted on the London Stock Exchange). In connection with the Premier Disposition, Alpine retained the right to receive a contingent cash payment of up to $6.6 million based upon future earnings of the American Minerals business, which was spun-off concurrently with Premier's acquisition of American Premier Holdings, Inc. in January 1998. Prior to the Premier Disposition, Alpine purchased the 16.6% minority interest in Premier for a purchase price of approximately $31.1 million.

    The Company has accounted for Premier as a discontinued operation. The net assets of Premier, totaling $34.6 million and $40.1 million at April 30, 1999 and July 31, 1999, respectively, are included as current assets on the accompanying consolidated balance sheets. The operating results of Premier for the quarter ended July 31, 1998 have been segregated from the Company's continuing operations and are reported as a separate line item on the statement of operations as discontinued operations. For the quarter ended July 31, 1999, the estimated operating loss of Premier from May 1, 1999 (the measurement date) through August 6, 1999 (the closing date) has been classified as a component of net assets of discontinued operations and will be included in determination of the gain on sale, which pretax gain is estimated to be approximately $67 million (subject to post closing adjustment based on certain balance sheet accounts) and will be recognized in the Company's operating results for the quarter ended October 31, 1999. Premier's results of operations for the three months ended July 31, 1998 and 1999 are summarized as follows:

                                                                                                   JULY 31,
                                                                                            ----------------------
                                                                                               1998        1999
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
Net sales.................................................................................  $  132,079  $  124,260
Income (loss) from discontinued operations before income tax..............................       2,771      (3,959)
Income (loss) before extraordinary loss...................................................       1,503      (2,402)

5. ACQUISITIONS

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million (the "Essex

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1999

                                  (UNAUDITED)

5. ACQUISITIONS (CONTINUED)
Acquisition"). On March 31, 1999, Superior acquired the remaining outstanding common shares of Essex through the merger of a newly formed wholly-owned subsidiary of Superior into Essex and the resulting issuance to the remaining stockholders of Essex of $167 million in 8 1/2% Company-obligated Manditorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior.

    In connection with the Essex Acquisition, Superior entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinated credit facility (the "Superior Credit Facilities"). Proceeds from the Superior Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay $275 million of Essex indebtedness, (iii) refinance Superior's existing outstanding bank debt and (iv) pay related transaction expenses.

    In connection with the Essex Acquisition, Superior accrued as part of the purchase price a $29.7 million provision relating to the consolidation and integration of manufacturing, corporate and distribution functions of Essex. The accrual includes $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other miscellaneous costs. As of July 31, 1999, $11.8 million, $0.4 million, $2.8 million and $1.5 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other miscellaneous costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with the severence of approximately 145 employees.

    In addition to the amounts discussed above, the Company wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. These costs have been reflected as an increase to goodwill.

    The Essex Acquisition was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the date of acquisition, which includes accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the three months ended July 31, 1998, which give effect to the Essex Acquisition as if the transaction had occurred on May 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1999

                                  (UNAUDITED)

5. ACQUISITIONS (CONTINUED)
purport to be indicative of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented or of the future results of operations.

                                                                                             THREE MONTHS ENDED
                                                                                                JULY 31, 1998
                                                                                                  PRO FORMA
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                                     PER
                                                                                                 SHARE DATA)
                                                                                           -----------------------
Net sales................................................................................        $   526,475
Income from continuing operations before income taxes, distribution on preferred
  securities of subsidiary trust and minority interest...................................             23,576
Income from continuing operations........................................................              3,835
Income from discontinued operations......................................................              1,503
Net income applicable to common stock....................................................              5,328
Net income per diluted share of common stock:
Income from continuing operations........................................................        $      0.20
Income from discontinued operations......................................................               0.08
                                                                                                    --------
Net income per diluted share of common stock.............................................        $      0.28
                                                                                                    --------
                                                                                                    --------

    CVALIM

    On December 31, 1998, Superior Cables Limited (a 51% owned subsidiary of Superior) acquired the business and certain assets of Cvalim Limited ("Cvalim"). Included in the allocated purchase price was a $3.5 million provision for the consolidation and integration of Cvalim's manufacturing and corporate functions. The provision included $2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. As of July 31, 1999, $0.9 million has been incurred related to employee termination and severance costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions within Cvalim, and included the elimination of approximately 44 positions.

    The aforementioned liabilities for both the Essex Acquisition and the acquisition of Cvalim were established in accordance with the provision of the Emerging Issue Task Force No. 95-3 and contain estimates of costs under the current plans, which although continually being refined, are expected to be completed within one year of the respective acquisition dates.

6. NONRECURRING AND UNUSUAL CHARGES

    During the three months ended July 31, 1999, the Company recorded nonrecurring and unusual charges of $0.9 million, which were primarily associated with the evaluation of a management information system at Essex. As of July 31, 1999, all of these charges have been paid, and the project has been discontinued.

    During the prior year, Superior Cables Limited recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. Management expects to complete all parts of the restructuring plan during the year 2000. The restructuring actions will result in the elimination of approximately 200 positions, most of which are manufacturing related employees. As of July 31, 1999, approximately $1.0 million has been incurred and paid and 66 positions have been eliminated related to the restructuring plan.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1999

                                  (UNAUDITED)

7. EXTRAORDINARY ITEM

    On May 26, 1999, Superior refinanced its $200 million senior subordinated notes. In connection with the refinancing, the Company recognized an extraordinary charge on the early extinguishment of debt of $0.8 million (net of income taxes and minority interest impact) for the three months ended July 31, 1999. The new subordinated notes include a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest for the term loan A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0%. Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0%. After the nine month anniversary of the borrowing date through maturity, interest on term loan A and B is LIBOR plus 5.0%.

8. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended July 31, 1998 and 1999 is as follows:

                                                                                   THREE MONTHS ENDED JULY 31,
                                                               --------------------------------------------------------------------
                                                                             1998                               1999
                                                               ---------------------------------  ---------------------------------

                                                                  NET                 PER SHARE      NET                 PER SHARE
                                                                INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                                                               ---------  ---------  -----------  ---------  ---------  -----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock from continuing
  operations before extraordinary (loss).....................  $   4,737                          $   6,012
Less: preferred stock dividends..............................        (10)                                (9)
                                                               ---------                          ---------
Basic earnings per common share from continuing operations...      4,727     17,123   $    0.28       6,003     14,982   $    0.40
                                                                                          -----                              -----
Dilutive impact of stock options, warrants and grants........         --      1,651                      --      1,618
Dilution in subsidiary and affiliate earnings from subsidiary
  stock dilutive securities..................................       (184)        --                    (392)        --
Assumed conversion of preferred stock........................         10         54                       9         50
                                                               ---------  ---------               ---------  ---------
Diluted earnings per common share from continuing
  operations.................................................  $   4,553     18,828   $    0.24   $   5,620     16,650   $    0.34
                                                               ---------  ---------       -----   ---------  ---------       -----
                                                               ---------  ---------       -----   ---------  ---------       -----

9. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that manufacture and sell different lines of wire and cable products to different customer bases. These segments are communications, original equipment manufacturer ("OEM") and electrical. The communications segment includes (i) outside plant ("OSP") wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks ("LANs"), Internet connectivity and other applications. The communications segment includes the Company's North American and Israeli operations. The OEM segment is involved principally in the production and sale of magnet and automotive wire products. The electrical segment includes the production and sale of building and industrial wire and cable products.

    The accounting policies of these businesses are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's Annual Report on Form 10-K for the year ended April 30, 1999. The Company evaluates segment performance based on a number of factors,

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1999

                                  (UNAUDITED)

9. BUSINESS SEGMENTS (CONTINUED)
with operating income and return on net assets being the most critical factors. Intersegment sales are generally recorded at cost, and are not significant.

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                                                                 THREE MONTHS
                                                                                            ----------------------
                                                                                                ENDED JULY 31,
                                                                                            ----------------------

                                                                                               1998        1999
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
Net sales:
    Communications........................................................................  $  156,874  $  196,159
    OEM...................................................................................          --     162,966
    Electrical............................................................................          --     156,064
                                                                                            ----------  ----------
                                                                                            $  156,874  $  515,189
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Operating income (loss):
    Communications........................................................................  $   27,097  $   36,298
    OEM...................................................................................          --      23,562
    Electrical............................................................................          --       5,573
    Corporate and other...................................................................      (2,777)     (7,215)
    Amortization of goodwill..............................................................        (446)     (5,135)
    Nonrecurring and unusual charges......................................................          --        (911)
                                                                                            ----------  ----------
                                                                                            $   23,874  $   52,172
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                                                                         APRIL 30,      JULY 31,
                                                                                            1999          1999
                                                                                        ------------  ------------
Total assets:
    Communications....................................................................  $    443,593   $  472,284
    OEM...............................................................................       321,854      318,776
    Electrical........................................................................       316,866      317,496
    Corporate and other...............................................................       992,163      960,892
                                                                                        ------------  ------------
                                                                                           2,074,476    2,069,448
    Discontinued operations...........................................................        34,557       40,114
                                                                                        ------------  ------------
                                                                                        $  2,109,033   $2,109,562
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Total assets under the caption "corporate and other" include net goodwill and deferred financing fees totaling $836.6 million and $823.3 million as of April 30, 1999 and July 31, 1999, respectively.

10. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", which delayed SFAS No. 133's effective date for one year. This Statement, which will be effective

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JULY 31, 1999

                                  (UNAUDITED)

10. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) for the Company beginning May 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption; however, the Company believes the effect of adoption will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company which, through its 51.7% owned subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), is principally engaged in the manufacture and sale of wire and cable products, including communications, electrical and magnet wire and cable. Superior conducts its operations through three operating groups covering the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The communications segment includes communications wire and cable products sold to telephone companies, distributors and systems integrators. The OEM segment includes magnet wire and insulation materials for motors, transformers and electrical controls sold primarily to OEM's, as well as automotive and specialty wiring assemblies for automobiles and trucks. The electrical segment includes building and industrial wire for application in commercial and residential construction and industrial facilities.

    Prior to the acquisition of Essex International Inc. ("Essex") (see Note 5 to the condensed consolidated financial statements), Superior's operations consisted principally of its North American communications wire and cable business and, to a lesser degree, its 51% owned Israeli operations (including the operations of Superior Cables Limited, which was acquired in May 1998, and Cvalim Limited, which was acquired by Superior Cables Limited in December 1998--collectively referred to as Superior Israel). The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and electrical segment product lines as well as incremental sales of communications wire and cable.

    The aforementioned Essex acquisition was accounted for under the purchase method of accounting; accordingly, the results of operations included herein (including the related segment data) reflect the impact of the Essex operations for the three month period ended July 31, 1999, but not for the three month period ended July 31, 1998.

    On August 6, 1999, Alpine completed the sale of its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc ("Cookson") (the "Premier Disposition"). As a result of this transaction, the Company has classified Premier as a discontinued operation (see Note 4 to the condensed consolidated financial statements).

RESULTS OF CONTINUING OPERATIONS

    The following comparative table includes sales and operating income data for Alpine on a segment basis. Such segment data is presented on an historical reporting basis for the three months ended July 31, 1998 and 1999.

                                                                          THREE MONTHS ENDED
                                                                               JULY 31,
                                                                        ----------------------
                                                                           1998        1999
                                                                        ----------  ----------

                                                                        (DOLLARS IN MILLIONS)
Net sales:
  Communications Group................................................  $  156,874  $  196,159
  OEM Group...........................................................          --     162,966
  Electrical Group....................................................          --     156,064
                                                                        ----------  ----------
    Combined net sales................................................  $  156,874  $  515,189
                                                                        ----------  ----------
                                                                        ----------  ----------
Operating income (loss):
  Communications Group................................................  $   27,097  $   36,298
  OEM Group...........................................................          --      23,562
  Electrical Group....................................................          --       5,573
  Corporate and other.................................................      (2,777)     (7,215)
  Amortization of goodwill............................................        (446)     (5,135)
  Nonrecurring and unusual charges....................................          --        (911)
                                                                        ----------  ----------
    Combined operating income.........................................  $   23,874  $   52,172
                                                                        ----------  ----------
                                                                        ----------  ----------

    Copper is one of the principal raw materials used in manufacturing the Company's wire and cable products. Fluctuations in the price of copper affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability due to the ability of the Company, in most cases, to adjust prices billed for its products in order to match the copper cost component of its inventory shipped.

    Net sales for the quarter ended July 31, 1999 were $515.2 million, representing an increase of $358.3 million, or 228.4%, as compared to net sales of $156.9 million for the quarter ended July 31, 1998. The comparative growth in net sales for the quarter ended July 31, 1999 was largely attributable to the acquisition of Essex in November 1998. The Essex acquisition has also resulted in a more diversified product offering and customer base with the addition of the OEM (principally magnet wire) and electrical wire business segments.

    The Company's Communications Group generated net sales growth of approximately 25.0% for the quarter ended July 31, 1999, as compared to the prior year. This increase in net sales was principally the result of the incremental impact of communications wire and cable related revenues from the Essex acquisition and the comparative growth in net sales of fiber optic and datacom/premise wire and cable products.

    Net sales for the Company's OEM Group (which was acquired in the Essex acquisition) amounted to $163.0 million for the quarter ended July 31, 1999. Sales of magnet wire, which comprise nearly two-thirds of the OEM Group's revenues, reflected comparative volume and copper adjusted sales growth of 5%-- 6% during the current quarter as compared to pro forma net sales for the comparative period of the prior year.

    Net sales for the Company's Electrical Group amounted to $156.1 million for the quarter ended July 31, 1999. While overall demand levels for electrical wire and cable products were generally strong during the quarter ended July 31, 1999, net sales were negatively impacted by lower pricing levels resulting from extremely competitive market conditions.

    Gross profit increased by $62.3 million, or 181.7%, during the quarter ended July 31, 1999 as compared to the quarter ended July 31, 1998, with such increase being largely attributable to the acquired Essex operations. The consolidated gross margin was 18.8% for the quarter ended July 31, 1999, as compared to 21.9% for the same period in the prior year. The reduction in gross margin percentage was attributable to a significant change in product mix, including the addition of net sales of lower margin electrical wire and cable products (which margins were negatively impacted by the aforementioned competitive pricing pressures) and lower margin product sales of Superior Israel.

    Selling, general and administrative expenses increased to $38.4 million during the quarter ended July 31, 1999 as compared to $10.0 million during the quarter ended July 31, 1998. The increase is primarily related to incremental expenses associated with the acquired Essex operations. Since the completion of the Essex acquisition, the Company has substantially completed the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. In that regard, the Company implemented a restructuring plan in April 1999 that is expected to result in annual reductions of approximately $15.0-$20.0 million in Essex general and administrative expenses. For the quarter ended July 31, 1999, the impact of such restructuring resulted in a reduction in general and administrative expenses of approximately $4.5 million.

    Goodwill amortization increased to $5.1 million during the quarter ended July 31, 1999, as compared to $0.4 million for the same period in the prior year. The comparative increase in goodwill amortization was primarily associated with the Essex acquisition.

    During the quarter ended July 31, 1999, the Company incurred nonrecurring and unusual charges of $0.9 million ($0.02 per diluted share, after the impact of income taxes and minority interest), which was primarily associated with evaluation of management information systems at Essex. This project has been discontinued and the Company does not anticipate incurring any additional related charges.

    Operating income for the quarter ended July 31, 1999 was $52.2 million ($53.1 million before nonrecurring and unusual charges), an increase of $28.3 million ($29.2 million before nonrecurring and unusual charges) as compared to the quarter ended July 31, 1998. The increase in operating income was attributable primarily to the impact of the acquired Essex operations and the comparative expansion of operating margins in the Company's existing communications wire and cable operations.

    Consolidated interest expense increased from $3.2 million during the quarter ended July 31, 1998 to $30.4 million during the same period in 1999. This comparative increase was attributable to debt incurred for the acquisition of Essex.

    For the quarter ended July 31, 1999, other income amounted to $3.0 million, which included $1.6 million in investment and interest income as well as $1.6 million related to foreign currency conversion gains associated with the operations of Superior Israel.

    Distributions on preferred securities of subsidiary trust amounted to $3.8 million for the quarter ended July 31, 1999 and reflects dividends accrued under $167 million (face amount) of 8 1/2% Redeemable Trust Convertible Preferred Securities of Superior Trust I issued in connection with the Essex acquisition (see Note 5 to the consolidated financial statements).

    Equity in earnings of affiliate for the quarter ended July 31, 1999 was $1.0 million, which represents the Company's preferred and common equity interest in the earnings of PolyVision Corporation for such period.

    A charge for minority interest in earnings of subsidiaries of $6.9 million and $6.1 million was recorded during the quarters ended July 31, 1998 and 1999, respectively. This charge represents the minority interest in the net income of Superior for the respective quarterly periods.

    Net income from continuing operations for the quarter ended July 31, 1999 was $6.0 million, or $0.34 per diluted share. Excluding the impact of nonrecurring and unusual charges, net income from continuing operations was $6.3 million, or $0.36 per diluted share, which represented a comparative increase (based on per share earnings) of 50% over net income from continuing operations of $4.7 million, or $0.24 per diluted share, recorded in the quarter ended July 31, 1998.

    Income from discontinued operations, net of tax, for the quarter ended July 31, 1998 was $1.5 million, or $0.08 per diluted share.

    During the quarter ended July 31, 1999, the Company recognized an extraordinary charge of $0.8 million, or $0.05 per diluted share (after the impact of income taxes and minority interest), in connection with refinancing Superior's $200.0 million senior subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the quarter ended July 31, 1999, the Company generated $4.2 million in cash flow from continuing operating activities, consisting of $27.5 million in cash generated from operations (net income plus non-cash charges) reduced by $23.3 million in cash flow used for net working capital changes. Cash used by investing activities for continuing operations amounted to $32.1 million, consisting principally of $16.7 million in capital expenditures. Cash provided by financing activities for continuing operations amounted to $18.7 million, consisting principally of $30.7 million in borrowings (net of repayments), partially offset by $6.1 million used for treasury share repurchases, $6.2 million in debt issuance costs and $1.2 million used for subsidiary stock purchases.

ALPINE CORPORATE

    As of July 31, 1999, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investment in Superior common stock) of approximately $25.8 million. Alpine also owns approximately 10.2 million common shares (representing 51.7% common share ownership) of Superior (NYSE:SUT) which, based on the closing price on September 9, 1999, had a market value of approximately $182 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $63.5 million. Superior common stock owned by Alpine with a market value of approximately $87.1 million is pledged as collateral to secure certain debt of Alpine. Additionally, after the completion of the Premier disposition in August 1999, Alpine owned approximately 32.3 million ordinary shares of Cookson which, based on current trading values on the London Stock Exchange, has a fair market value of approximately $124 million.

    Alpine's primary commitments over the next twelve month period include funding of corporate overhead expenses and interest payments on approximately $81 million in Alpine corporate debt (of which $20 million was incurred in August 1999 to complete the acquisition of the minority interest of Premier-- see Note 4 to the consolidated financial statements). Total annual funding for Alpine corporate overhead and interest expense is expected to approximate $14--$15 million.

    For the next 12 month period, Alpine expects to fund its aforementioned annual commitments from allowable management fees payable by Superior to Alpine, cash dividends from Superior and Cookson, interest income, and from existing corporate cash, cash equivalents and marketable securities reserves.

SUPERIOR TELECOM

    As of July 31, 1999, Superior had approximately $1.4 billion in outstanding debt and approximately $161 million in availability under its revolving credit facility. In addition, Superior had approximately $14.4 million in cash and cash equivalents. Over the next 12 months, Superior expects to invest approximately $60--$70 million in capital expenditures and has principal debt service commitments of $71.9 million. Superior has typically generated substantial operating cash flows. During the six months ended June 30, 1999, Superior generated $54 million in operating cash flows (net income plus noncash charges) and management anticipates that Superior will generate adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Superior's revolving credit facility should be sufficient to cover such shortfall. Superior's credit arrangements include limitations on dividends or other payment to Alpine.

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

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 99% complete.

    Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is in process. The Company's material third party relationships include the following:

(a) Raw material vendors: The Company's raw material purchases are through third party raw material vendors. All mission critical raw material vendors have responded favorably to the Company's Year 2000 readiness inquiry;

(b) Equipment vendors: The response to the Year 2000 readiness inquiries from equipment vendors, which include all embedded chip equipment, is at 95%;

(c) Service providers: The response to the Year 2000 readiness inquiries from third; party service providers, which include utilities, phone service and all facility related services, is at 95%;

(d) Software vendors: The Company has upgraded all purchased software to Year 2000 compliant versions and is in the testing phase.

    The responses received, thus far, from the Company's third party vendors and suppliers indicate compliance on or before September 1999. The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-compliant items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be addressed and remediated by September 1999. Based on the findings of the planning and assessment phases completed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The current estimate of the cost of remediation and equipment and software replacement ranges between $7 million and $7.25 million, and is summarized below. Of that amount, approximately 70% has been incurred to date. Approximately one-half of the remaining $2.1 million is to be paid to external parties for purchases of new systems and equipment.

    Code modification and testing:                                $5.95M--$6.16M

    Personal computer, software and other upgrades                $1.05M--$1.09M

    Approximately 12% of the IT budget for 1998 and 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    A most reasonably worst case Year 2000 scenario is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Year 2000 project has had minimal impact on the schedule of other major IT projects.

    The Company has not completed a contingency plan; however, it will by September 30, 1999. Each manufacturing facility will incorporate Year 2000 into its existing disaster contingency plan. The contingency plan will ensure that:
(i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN CURRENCY FLUCTUATIONS AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT ANNUAL REPORT AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million subordinate notes would increase annual interest expense by approximately 11.5%, or $9.8 million. In addition, the Company has interest rate swaps on $400 million principal amount, with a fixed LIBOR rate of 4.97%, expiring December 10, 1999 and on $200 million principal amount, with a fixed LIBOR rate of 5.07%, expiring December 10, 2001.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27* Financial Data Schedule

(B) REPORTS ON FORM 8-K

    A Form 8-K with respect to Item 2 was filed on August 23, 1999 with respect to the disposition of Premier Refractories International Inc. No financial statements were required to be filed.

------------------------

*   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE ALPINE GROUP, INC.

Date: September 14, 1999                            By:  /s/ DAVID S. ALDRIDGE
                                                         ----------------------------------------
                                                         David S. Aldridge
                                                         Chief Financial Officer