Form 10-Q
period 1999-10-31
ALPINE GROUP INC /DE/
filed 1999-12-15
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                    CLASS                            OUTSTANDING AT DECEMBER 10, 1999
---------------------------------------------  ---------------------------------------------
        Common Stock, $.10 Par Value                            14,516,975

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                              APRIL 30,    OCTOBER 31,
                                                                 1999         1999
                                                              ----------   -----------
                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   33,000   $   36,515
  Marketable securities.....................................      14,957       11,487
  Accounts receivable (less allowance for doubtful accounts
    of $5,029 and $4,849 at April 30, 1999 and October 31,
    1999, respectively).....................................     261,318      280,759
  Inventories...............................................     337,122      315,559
  Net assets of discontinued operations.....................      34,557           --
  Other current assets......................................      42,464       42,834
                                                              ----------   ----------
    Total current assets....................................     723,418      687,154
Property, plant and equipment, net..........................     511,577      513,184
Long-term investments and other assets......................      67,695      189,705
Goodwill (less accumulated amortization of $14,871 and
  $25,217 at April 30, 1999 and October 31, 1999,
  respectively..............................................     806,343      791,410
                                                              ----------   ----------
    Total assets............................................  $2,109,033   $2,181,453
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  142,645   $  160,000
  Current portion of long-term debt.........................      65,080       78,149
  Accounts payable..........................................     138,665      147,574
  Accrued expenses..........................................     129,584      119,230
                                                              ----------   ----------
    Total current liabilities...............................     475,974      504,953
Long-term debt, less current portion........................   1,237,353    1,238,080
Minority interest in subsidiary.............................      58,980       64,981
Other long-term liabilities.................................     146,981      160,516
                                                              ----------   ----------
    Total liabilities.......................................   1,919,288    1,968,530
                                                              ----------   ----------
Subsidiary-obligated Mandatorily Redeemable Trust
  Convertible Preferred Securities of Superior Trust I
  holding solely convertible debentures of Superior, net of
  discount..................................................     133,362      133,803
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value...................................................         427          427
  Common stock, $.10 par value; 25,000,000 shares
    authorized; 20,096,479 shares and 20,321,999 shares
    issued at April 30, 1999 and October 31, 1999,
    respectively............................................       2,009        2,032
  Capital in excess of par value............................     138,860      140,968
  Accumulated other comprehensive deficit...................      (5,222)     (19,111)
  Retained earnings (accumulated deficit)...................     (19,304)      26,888
                                                              ----------   ----------
                                                                 116,770      151,204
  Shares of common stock in treasury, at cost: April 30,
    1999, 4,923,932 shares; October 31, 1999, 5,708,332
    shares..................................................     (59,398)     (71,133)
Receivable from stockholders................................        (989)        (951)
                                                              ----------   ----------
  Total stockholders' equity................................      56,383       79,120
                                                              ----------   ----------
    Total liabilities and stockholders' equity..............  $2,109,033   $2,181,453
                                                              ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net sales...................................................  $146,097    $528,331
Cost of goods sold..........................................   112,625     427,214
                                                              --------    --------
  Gross profit..............................................    33,472     101,117
Selling, general and administrative expenses................     9,111      38,438
Nonrecurring and unusual charges............................        --         941
Amortization of goodwill....................................       438       5,202
                                                              --------    --------
  Operating income..........................................    23,923      56,536
Interest expense............................................    (2,618)    (31,888)
Other income (expense), net.................................       143      (2,132)
                                                              --------    --------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest and equity in earnings of
    affiliate...............................................    21,448      22,516
Provision for income taxes..................................    (8,445)     (9,354)
                                                              --------    --------
  Income from continuing operations before distributions on
    preferred securities of subsidiary trust, minority
    interest and equity in earnings of affiliate............    13,003      13,162
Distributions on preferred securities of subsidiary trust...        --      (3,763)
                                                              --------    --------
  Income from continuing operations before minority interest
    and equity in earnings of affiliate.....................    13,003       9,399
Minority interest in earnings of subsidiaries...............    (7,086)     (5,175)
Equity in earnings of affiliate.............................        --       1,441
                                                              --------    --------
  Income from continuing operations.........................     5,917       5,665
Income (loss) from discontinued operations, net of tax......      (209)     35,369
                                                              --------    --------
  Net income................................................     5,708      41,034
Preferred stock dividends...................................        (8)         (9)
                                                              --------    --------
  Net income applicable to common stock.....................  $  5,700    $ 41,025
                                                              ========    ========
Net income per share of common stock:
  Basic:
    Income from continuing operations.......................  $   0.35    $   0.38
    Income (loss) from discontinued operations..............     (0.01)       2.39
                                                              --------    --------
      Net income per share of common stock..................  $   0.34    $   2.77
                                                              ========    ========
  Diluted:
    Income from continuing operations.......................  $   0.31    $   0.32
    Income (loss) from discontinued operations..............     (0.01)       2.17
                                                              --------    --------
      Net income per share of common stock..................  $   0.30    $   2.49
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                     OCTOBER 31,
                                                              -------------------------
                                                                1998            1999
                                                              --------       ----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net sales...................................................  $302,971       $1,043,520
Cost of goods sold..........................................   235,203          845,804
                                                              --------       ----------
  Gross profit..............................................    67,768          197,716
Selling, general and administrative expenses................    19,087           76,819
Nonrecurring and unusual charges............................        --            1,852
Amortization of goodwill....................................       884           10,337
                                                              --------       ----------
  Operating income..........................................    47,797          108,708
Interest expense............................................    (5,777)         (62,240)
Other (expense) income, net.................................      (667)             817
                                                              --------       ----------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest, equity in earnings of
    affiliate and extraordinary (loss)......................    41,353           47,285
Provision for income taxes..................................   (16,683)         (19,289)
                                                              --------       ----------
  Income from continuing operations before distributions on
    preferred securities of subsidiary trust, minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................    24,670           27,996
Distributions on preferred securities of subsidiary trust...        --           (7,521)
                                                              --------       ----------
  Income from continuing operations before minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................    24,670           20,475
Minority interest in earnings of subsidiaries...............   (14,016)         (11,239)
Equity in earnings of affiliate.............................        --            2,441
                                                              --------       ----------
  Income from continuing operations before extraordinary
    (loss)..................................................    10,654           11,677
Income from discontinued operations, net of tax.............     1,294           35,369
                                                              --------       ----------
  Income before extraordinary (loss)........................    11,948           47,046
Extraordinary (loss) on early extinguishment of debt........        --             (836)
                                                              --------       ----------
  Net income................................................    11,948           46,210
Preferred stock dividends...................................       (18)             (18)
                                                              --------       ----------
  Net income applicable to common stock.....................  $ 11,930       $   46,192
                                                              ========       ==========

Net income per share of common stock:
  Basic:
    Income from continuing operations.......................  $   0.62       $     0.78
    Income from discontinued operations.....................       .08             2.38
    Extraordinary (loss) on early extinguishment of debt....        --            (0.06)
                                                              --------       ----------
      Net income per share of common stock..................  $   0.70       $     3.10
                                                              ========       ==========
  Diluted:
    Income from continuing operations.......................  $   0.55       $     0.66
    Income from discontinued operations.....................      0.07             2.14
    Extraordinary (loss) on early extinguishment of debt....        --            (0.05)
                                                              --------       ----------
      Net income per share of common stock..................  $   0.62       $     2.75
                                                              ========       ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1999
                                  (UNAUDITED)

                                                                         CAPITAL       9% CUMULATIVE
                                                                            IN          CONVERTIBLE         RETAINED
                                                     COMMON STOCK         EXCESS      PREFERRED STOCK       EARNINGS
                                COMPREHENSIVE    ---------------------    OF PAR    -------------------   (ACCUMULATED
                                    INCOME         SHARES      AMOUNT     VALUE      SHARES     AMOUNT      DEFICIT)
                                --------------   ----------   --------   --------   --------   --------   ------------
Balance at April 30, 1999.....                   20,096,479    $2,009    $138,860     427        $427       $(19,304)
Receivable from
  stockholders................
Exercise of stock options.....                      135,014        15         770
Employee stock purchase
  plan........................                       43,318         4         400
Purchase of treasury stock....
Compensation expense related
  to stock options and
  grants......................                       47,188         4         938
Dividends on preferred
  stock.......................                                                                                   (18)
Comprehensive income:
  Net income..................     $46,210                                                                    46,210
  Foreign currency translation
    adjustment................       1,913
  Change in unrealized
    (losses) on securities,
    net of tax................     (15,802)
                                   -------
Total comprehensive income....     $32,321
                                   =======       ----------    ------    --------     ---        ----       --------
Balance at October 31, 1999...                   20,321,999    $2,032    $140,968     427        $427       $ 26,888
                                                 ==========    ======    ========     ===        ====       ========


                                 ACCUMULATED                             RECEIVABLE
                                    OTHER           TREASURY STOCK          FROM
                                COMPREHENSIVE    ---------------------     STOCK-
                                   DEFICIT         SHARES      AMOUNT     HOLDERS      TOTAL
                                --------------   ----------   --------   ----------   --------
Balance at April 30, 1999.....     $ (5,222)     (4,923,932)  $(59,398)    $(989)     $56,383
Receivable from
  stockholders................                                                38           38
Exercise of stock options.....                                                            785
Employee stock purchase
  plan........................                                                            404
Purchase of treasury stock....                     (784,400)   (11,735)               (11,735)
Compensation expense related
  to stock options and
  grants......................                                                            942
Dividends on preferred
  stock.......................                                                            (18)
Comprehensive income:
  Net income..................                                                         46,210
  Foreign currency translation
    adjustment................        1,913                                             1,913
  Change in unrealized
    (losses) on securities,
    net of tax................      (15,802)                                          (15,802)

Total comprehensive income....
                                   --------      ----------   --------     -----      -------
Balance at October 31, 1999...     $(19,111)      5,708,332   $(71,133)    $(951)     $79,120
                                   ========      ==========   ========     =====      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Income from continuing operations.........................  $10,654    $11,677
    Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
      Depreciation and amortization.........................    4,576     29,921
      Amortization of deferred debt issuance costs and
        accretion of debt discount..........................    1,487      3,081
      Compensation expense related to stock options and
        grants..............................................      386        942
      Minority interest in earnings of subsidiary...........   13,941     11,239
      Equity in earnings of unconsolidated subsidiaries.....       --     (2,441)
      Other, net............................................   (1,481)      (820)
      Change in assets and liabilities, net of effects from
        companies acquired:
        Accounts receivable.................................   (2,133)   (21,784)
        Inventories.........................................   (1,566)    20,068
        Other current and non-current assets................   (3,294)     1,415
        Accounts payable and accrued expenses...............   (5,356)    (4,607)
        Other long-term liabilities.........................    1,223        173
                                                              -------    -------
Cash flows provided by continuing operations................   18,437     48,864
Cash flows provided by discontinued operations..............    8,373      1,439
                                                              -------    -------
Cash flows provided by operating activities.................   26,810     50,303
                                                              -------    -------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................  (22,625)      (908)
  Capital expenditures......................................   (9,247)   (35,642)
  Proceeds from marketable securities.......................       --      3,470
  Net proceeds from the sale of assets......................    1,739     10,972
  Customer loans............................................       --    (21,471)
  Cash proceeds from the sale of discontinued operations....       --     15,563
  Purchase of minority interests............................       --    (31,127)
  Other.....................................................      (47)        --
                                                              -------    -------
Cash flows used for continuing operations...................  (30,180)   (59,143)
Cash flows used for discontinued operations.................   (8,300)    (2,526)
                                                              -------    -------
Cash flows used for investing activities....................  (38,480)   (61,669)
                                                              -------    -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                                1998       1999
                                                              --------   ---------
                                                                 (IN THOUSANDS)
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net.........  $34,949    $   9,216
  Short-term borrowings, net................................       --       32,355
  Repayment of long-term borrowings.........................   (5,698)     (15,000)
  Long-term borrowings......................................       --        6,219
  Proceeds from exercise of stock options...................      763          785
  Purchase of treasury shares...............................  (16,270)     (11,735)
  Subsidiary treasury stock purchases.......................   (6,117)      (3,273)
  Dividends on subsidiary common stock......................   (1,028)      (2,412)
  Dividends on preferred stock..............................       --          (18)
  Debt issuance costs.......................................       --       (6,294)
  Other.....................................................    2,728        3,951
                                                              -------    ---------
Cash flows provided by continuing operations................    9,327       13,794
Cash flows provided by discontinued operations..............    4,491        3,034
                                                              -------    ---------
Cash flows provided by financing activities.................   13,818       16,828
                                                              -------    ---------
Cash flows provided by discontinued operations..............    4,564        1,947
Net increase in discontinued operations cash and cash
  equivalents...............................................   (4,564)      (1,947)
Net increase (decrease) in continuing operations cash and
  cash equivalents..........................................   (2,416)       3,515
Cash and cash equivalents at beginning of period............   22,405       33,000
                                                              -------    ---------
Cash and cash equivalents at end of period..................  $19,989    $  36,515
                                                              =======    =========

Supplemental disclosures:
  Cash paid for interest....................................  $ 3,949    $  65,312
                                                              =======    =========
  Cash paid for income taxes, net of refunds................  $18,994    $   7,952
                                                              =======    =========

Non cash financing activity:
Acquisition of business:
  Assets, net of cash acquired..............................  $83,636
  Liabilities assumed.......................................  (44,728)
  Minority equity interest in net assets of subsidiary......  (16,283)
                                                              -------
  Net cash paid.............................................  $22,625
                                                              =======

Disposition of business:
  Fair market value of common stock received................             $(123,285)
  Net assets of discontinued operations including purchased
    minority interest.......................................                67,233
  Gain on sale of discontinued operation, net of tax........                35,369
  Income taxes and other liabilities........................                36,246
                                                                         ---------
Net cash received...........................................             $  15,563
                                                                         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1999

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

    On August 6, 1999, Alpine sold its 83.4% owned subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc (see Note 4). Accordingly, Premier has been accounted for as a discontinued operation in the accompanying condensed consolidated financial statements.

2. INVENTORIES

    At April 30, 1999 and October 31, 1999, the components of inventories were as follows:

                                                         APRIL 30,   OCTOBER 31,
                                                           1999         1999
                                                         ---------   -----------
                                                             (IN THOUSANDS)
Raw materials..........................................  $ 46,008      $ 45,042
Work in process........................................    43,889        45,295
Finished goods.........................................   241,275       236,889
                                                         --------      --------
                                                          331,172       327,226
LIFO reserve...........................................     5,950       (11,667)
                                                         --------      --------
                                                         $337,122      $315,559
                                                         ========      ========

    Inventories of communications wire and cable products are primarily stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of OEM and electrical wire and cable products are stated at the lower of cost or market, using the last-in, first-out ("LIFO") cost method. Inventories valued using the LIFO method amounted to $224.7 million at April 30, 1999 and $169.3 million at October 31, 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs, which are subject to many factors beyond management's control. Interim LIFO inventory valuations are therefore subject to final year-end adjustment.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

2. INVENTORIES (CONTINUED)

    During the quarter ended October 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex International Inc. from the LIFO method to the FIFO method. This change was made to conform to consistent operational and accounting policies for the Company's communication segment. The impact of this accounting change was not material.

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three and six months ended October 31, 1998 and 1999 were as follows:

                                              THREE MONTHS           SIX MONTHS
                                            ENDED OCTOBER 31,     ENDED OCTOBER 31,
                                           -------------------   -------------------
                                             1998       1999       1998       1999
                                           --------   --------   --------   --------
                                                        (IN THOUSANDS)
Net income...............................   $5,708    $41,034    $11,948    $46,210
Foreign currency translation
  adjustment.............................    1,102      2,306       (637)     1,913
Change in unrealized (losses) on
  securities, net of tax.................       --    (15,802)        --    (15,802)
                                            ------    -------    -------    -------
  Total comprehensive income.............   $6,810    $27,538    $11,311    $32,321
                                            ======    =======    =======    =======

4. DISCONTINUED OPERATIONS

    On August 6, 1999, Alpine completed the disposition of Premier (the "Premier Disposition") through the merger of Premier with a wholly-owned subsidiary of Cookson Group plc, a London Stock Exchange listed company ("Cookson"). In connection with the Premier Disposition, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million ordinary shares of Cookson and paid to Alpine $15.6 million in cash (subject to adjustment based on working capital levels of Premier). The approximate fair market value of Cookson common stock received by Alpine was $123 million at August 6, 1999 (based on closing market value as quoted on the London Stock Exchange). The Cookson common stock is held for purposes other than trading and net unrealized holding gains and losses are included as a component of accumulated other comprehensive deficit on the balance sheet. The Cookson common stock is subject to certain sale restrictions including a restriction prohibiting Alpine from selling more than 33 1/3% of their interest in Cookson during the first 180 days following the Premier Disposition. In connection with the Premier Disposition, Alpine retained the right to receive a contingent cash payment of up to $6.6 million based upon future earnings of the American Minerals business, which was spun-off concurrently with Premier's acquisition of American Premier Holdings, Inc. in January 1998. Prior to the Premier Disposition, Alpine purchased the 16.6% minority interest in Premier for a purchase price of approximately $31.1 million.

    The Company has accounted for Premier as a discontinued operation. The net assets of Premier, totaling $34.6 million at April 30, 1999 are included as current assets in the accompanying condensed consolidated balance sheets. The operating results of Premier for the three and six month periods ended

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

4. DISCONTINUED OPERATIONS (CONTINUED)

October 31, 1998 have been segregated from the Company's continuing operations and are reported as a separate line item on the statement of operations as discontinued operations. For the three and six month periods ended October 31, 1999, the Company recorded income from discontinued operations of $35.4 million (net of taxes) reflecting the gain on the Premier Disposition, net of operating losses incurred from May 1, 1999 (measurement date) through the date of the Premier Disposition.

5. ACQUISITIONS

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common stock of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million (the "Essex Acquisition"). In connection with the Essex Acquisition, Superior entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinated credit facility (the "Superior Credit Facilities"). Proceeds from the Superior Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay approximately $275 million of Essex indebtedness, (iii) refinance Superior's existing outstanding bank debt and (iv) pay related transaction expenses. On March 31, 1999, Superior acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million of 8 1/2% Company-obligated Manditorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior.

    The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon preliminary assessments of the fair values of assets and liabilities at the dates of acquisition, which include accruals for planned consolidations, overhead rationalization and loss contingencies. The allocation and related accruals are subject to adjustment. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the six months ended October 31, 1998, which give effect to the Essex Acquisition as if the transaction had occurred on May 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented or of the future results of operations.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

5. ACQUISITIONS (CONTINUED)

    PRO FORMA FINANCIAL DATA (CONTINUED)

                                                                 SIX MONTHS ENDED
                                                                 OCTOBER 31, 1998
                                                                    PRO FORMA
                                                              ----------------------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net sales...................................................        $1,059,907
Income from continuing operations before income taxes,
  distribution on preferred securities of subsidiary trust,
  and minority interest.....................................            46,727
Income from continuing operations...........................             8,256
Income from discontinued operations.........................             1,294
Net income applicable to common stock.......................             9,532

Net income per diluted share of common stock:
  Income from continuing operations.........................        $     0.42
  Income from discontinued operations.......................              0.07
                                                                    ----------
    Net income per diluted share of common stock............        $     0.49
                                                                    ==========

6. RESTRUCTURING AND UNUSUAL CHARGES

    ESSEX

    During the six months ended October 31, 1999, the Company recorded nonrecurring and unusual charges of $1.9 million, which were primarily associated with the evaluation of a management information system at Essex and the restructuring and rationalization of certain Essex manufacturing facilities.

    In connection with the Essex Acquisition, Superior initially accrued as part of the purchase price a $29.7 million provision relating to the consolidation and integration of manufacturing, corporate and distribution functions of Essex. The accrual included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other miscellaneous costs. During the quarter ended October 31, 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs by $5.7 million. As of October 31, 1999, $13.8 million, $0.5 million, $3.1 million and $1.5 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other miscellaneous costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with the severance of approximately 140 employees.

    The liability was established in accordance with the provisions of the Emerging Issue Task Force No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination", and contains estimates of costs under the current plan, which although continually being refined, is expected to be completed within one year of the acquisition date.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

6. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED)

    In addition to the amounts discussed above, the Company charged off
$10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. These costs have been reflected as an increase to goodwill.

    SUPERIOR CABLES LIMITED

    During the prior year, Superior Cables Limited (a 51% owned subsidiary of Superior) recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. Management expects to complete all parts of the restructuring plan during the year 2000. The restructuring actions will result in the elimination of approximately 200 positions, most of which are manufacturing related employees. As of October 31, 1999, approximately
$1.7 million has been incurred and paid and 112 positions have been eliminated related to the restructuring plan.

    CVALIM

    On December 31, 1998, Superior Cables Limited purchased Cvalim Limited ("Cvalim"). Included in the allocated purchase price was a $3.5 million provision for the consolidation and integration of Cvalim's manufacturing and corporate functions. The provision included $2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. As of October 31, 1999, $1.3 million has been incurred related to employee termination and severance costs and $0.7 million has been incurred related to other miscellaneous costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions within Cvalim, and included the elimination of approximately 46 positions.

    The liability was established in accordance with the provisions of the Emerging Issue Task Force No. 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination", and contains estimates of costs under the current plan, which although continually being refined, is expected to be completed within one year of the acquisition date.

7. EXTRAORDINARY ITEM

    On May 26, 1999, Superior refinanced its $200 million senior subordinated notes. In connection with the refinancing, the Company recognized an extraordinary charge on the early extinguishment of debt of $0.8 million (net of income taxes and minority interest impact) for the six months ended October 31, 1999. The new subordinated notes include a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest on the term loan A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0%. Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0%. After the nine month anniversary of the borrowing date through maturity, interest on term loans A and B is LIBOR plus 5.0%.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

8. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended October 31, 1998 and 1999 is as follows:

                                                            THREE MONTHS ENDED OCTOBER 31,
                                           -----------------------------------------------------------------
                                                        1998                              1999
                                           -------------------------------   -------------------------------
                                             NET                 PER SHARE     NET                 PER SHARE
                                            INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                           --------   --------   ---------   --------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock from
  continuing operations before
  extraordinary (loss)...................  $ 5,917                           $ 5,665
Less: preferred stock dividends..........       (8)                               (9)
                                           -------                           -------
Basic earnings per common share from
  continuing operations..................    5,909     16,924      $0.35       5,656     14,810      $0.38
                                                                   =====                             =====
Dilutive impact of stock options,
  warrants and grants....................       --      1,475                     --      1,462
Dilution in subsidiary and affiliate
  earnings from common stock
  equivalents............................     (236)        --                   (453)        --
Assumed conversion of preferred stock....        8         50                      9         50
                                           -------     ------                -------     ------
Diluted earnings per common share from
  continuing operations..................  $ 5,681     18,449      $0.31     $ 5,212     16,322      $0.32
                                           =======     ======      =====     =======     ======      =====

                                                             SIX MONTHS ENDED OCTOBER 31,
                                           -----------------------------------------------------------------
                                                        1998                              1999
                                           -------------------------------   -------------------------------
                                             NET                 PER SHARE     NET                 PER SHARE
                                            INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                           --------   --------   ---------   --------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock from
  continuing operations before
  extraordinary (loss)...................  $10,654                           $11,677
Less: preferred stock dividends..........      (18)                              (18)
                                           -------                           -------
Basic earnings per common share from
  continuing operations..................   10,636     17,024      $0.62      11,659     14,896      $0.78
                                                                   =====                             =====
Dilutive impact of stock options,
  warrants and grants....................       --      1,563                     --      1,540
Dilution in subsidiary and affiliate
  earnings from common stock
  equivalents............................     (419)        --                   (844)        --
Assumed conversion of preferred stock....       18         52                     18         50
                                           -------     ------                -------     ------
Diluted earnings per common share from
  continuing operations..................  $10,235     18,639      $0.55     $10,833     16,486      $0.66
                                           =======     ======      =====     =======     ======      =====

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

8. EARNINGS PER SHARE (CONTINUED)

    The Company has excluded the assumed conversion of the Trust Convertible Preferred Securities from the earnings per share calculation as the impact would be anti-dilutive for the three and six months ended October 31, 1999.

9. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that manufacture and sell different lines of wire and cable products to different customer bases. These segments are communications, OEM and electrical. The communications segment includes (i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The communications segment includes the Company's North American and Israeli operations. The OEM segment is involved principally in the production and sale of magnet and automotive wire products. The electrical segment includes the production and sale of building and industrial wire and cable products.

    The accounting policies of these businesses are the same as those described in the summary of significant accounting policies included in Note 1 of the Company's Annual Report on Form 10-K for the year ended April 30, 1999. The Company evaluates segment performance based on a number of factors, with operating income and return on net assets being the most critical factors. Intersegment sales are generally recorded at cost, and are not significant.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

9. BUSINESS SEGMENTS (CONTINUED)

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                      THREE MONTHS             SIX MONTHS
                                                    ENDED OCTOBER 31,       ENDED OCTOBER 31,
                                                   -------------------   -----------------------
                                                     1998       1999        1998         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Net sales:
  Communications.................................  $146,097   $180,770   $  302,971   $  376,929
  OEM............................................        --    170,646           --      333,612
  Electrical.....................................        --    176,915           --      332,979
                                                   --------   --------   ----------   ----------
                                                   $146,097   $528,331   $  302,971   $1,043,520
                                                   ========   ========   ==========   ==========
Operating income (loss):
  Communications.................................  $ 26,460   $ 31,433   $   53,557   $   67,731
  OEM............................................        --     22,733           --       46,295
  Electrical.....................................        --     14,127           --       19,700
  Corporate and other............................    (2,099)    (5,614)      (4,876)     (12,829)
  Amortization of goodwill.......................      (438)    (5,202)        (884)     (10,337)
  Unusual charges................................        --       (941)          --       (1,852)
                                                   --------   --------   ----------   ----------
                                                   $ 23,923   $ 56,536   $   47,797   $  108,708
                                                   ========   ========   ==========   ==========

                                                              APRIL 30,    OCTOBER 31,
                                                                 1999         1999
                                                              ----------   -----------
Total assets:
  Communications............................................  $  443,593   $  474,085
  OEM.......................................................     321,854      306,348
  Electrical................................................     316,866      322,584
  Corporate and other.......................................     992,163    1,078,436
                                                              ----------   ----------
                                                               2,074,476    2,181,453
  Discontinued operations...................................      34,557           --
                                                              ----------   ----------
                                                              $2,109,033   $2,181,453
                                                              ==========   ==========

    Total assets under the caption "Corporate and other" include goodwill and deferred financing fees (net of applicable amortization) totaling
$836.6 million and $822.3 million as of April 30, 1999 and October 31, 1999, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999

                                  (UNAUDITED)

10. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", which delayed SFAS No. 133's effective date for one year. SFAS No. 133, which will be effective for the Company beginning May 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of or method of adoption; however, the Company believes the effect of adoption will not be material.

11. SUBSEQUENT EVENT

    In November 1999, the Company refinanced and expanded its existing corporate credit facility. The revised credit facility provides for borrowings up to $100 million. The Company has pledged substantially all of its common share and ordinary share ownership in Superior and Cookson, respectively, as security for this credit facility.

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

    Prior to the acquisition of Essex International Inc. ("Essex") (see Note 5 to the condensed consolidated financial statements) Superior's operations consisted principally of its North American communications wire and cable business and, to a lesser degree, its 51% owned Israeli operations (including the operations of Superior Cables Limited, which was acquired in May 1998, and Cvalim Limited, which was acquired by Superior Cables Limited in December 1998--collectively referred to as Superior Israel). The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and electrical segment product lines as well as incremental sales of communications wire and cable.

    The aforementioned Essex acquisition was accounted for under the purchase method of accounting; accordingly, the results of operations included herein (including the related segment data) reflect the impact of the Essex operations for the three and six month periods ended October 31, 1999, but not for the three and six month periods ended October 31, 1998.

    On August 6, 1999, Alpine completed the sale of its 83.4% owned subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc ("Cookson") (the "Premier Disposition"). The gain on the disposition of Premier, as well as the historical net operating results of Premier have been classified as discontinued operations within the accompanying financial statements (see
Note 4 to the condensed consolidated financial statements).

RESULTS OF CONTINUING OPERATIONS

    The following comparative table includes sales and operating income data for Alpine on a segment basis. Such segment data is presented on an historical reporting basis for the three and six months ended October 31, 1998 and 1999.

                                                THREE MONTHS           SIX MONTHS
                                              ENDED OCTOBER 31,     ENDED OCTOBER 31,
                                             -------------------   -------------------
                                               1998       1999       1998       1999
                                             --------   --------   --------   --------
                                                           (IN MILLIONS)
Net sales:
  Communications Group.....................   $146.1     $180.8     $303.0    $  376.9
  OEM Group................................       --      170.6         --       333.6
  Electrical Group.........................       --      176.9         --       333.0
                                              ------     ------     ------    --------
    Combined net sales.....................   $146.1     $528.3     $303.0    $1,043.5
                                              ======     ======     ======    ========
Operating income (loss):
  Communications...........................     26.5       31.4       53.6        67.7
  OEM......................................       --       22.7         --        46.3
  Electrical...............................       --       14.1         --        19.7
  Corporate and other......................     (2.1)      (5.6)      (4.9)      (12.8)
  Amortization of goodwill.................     (0.5)      (5.2)      (0.9)      (10.3)
  Unusual charges..........................       --       (0.9)        --        (1.9)
                                              ------     ------     ------    --------
    Combined operating income..............   $ 23.9     $ 56.5     $ 47.8    $  108.7
                                              ======     ======     ======    ========

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

    Net sales for the quarter ended October 31, 1999 were $528.3 million, representing an increase of $382.2 million, or 262%, as compared to net sales of $146.1 million for the quarter ended October 31, 1998. For the six months ended October 31, 1999, net sales were $1,043.5 million, representing an increase of $740.5 million, or 244%, as compared to the same period in the prior year. The comparative growth in net sales for the quarter and six months ended
October 31, 1999 was largely attributable to the acquisition of Essex which, in addition to contributing to revenue growth, also resulted in a more diversified product offering and customer base.

    The Company's Communications Group generated net sales growth of approximately 24% for both the three and six month periods ended October 31, 1999, as compared to the same periods in the prior year. This increase in net sales was attributable to the incremental impact of communications wire and cable related revenues from the Essex acquisition and growth in sales of fiber optic and datacom/premise wire and cable products. Partially offsetting revenue growth was a reduction of sales in outside plant wire and cable products to certain of the regional Bell operating companies ("RBOCs") and other major telephone exchange carrier customers during the three and six month periods ended October 31, 1999. The Company believes this reduction in sales is related principally to declines in customer inventory levels and current year capital budget constraints enacted by certain customers and associated with pending or recently completed mergers among certain of the RBOCs and other major telephone exchange carriers customers.

    Net sales for the Company's OEM Group (which was acquired in the Essex acquisition) amounted to $170.6 million and $333.6 million for the three and six month periods ended October 31, 1999, respectively.

Sales of magnet wire, which comprise nearly two-thirds of the OEM Group's revenues, have reached record shipment levels in the current year reflecting strong year over year demand from major OEM customers.

    Net sales for the Company's Electrical Group (which was also acquired in the Essex acquisition) amounted to $176.9 million and $333.0 million for the three and six month periods ended October 31, 1999, respectively. While overall demand levels for electrical wire and cable products have been generally strong during the current year, net sales have been impacted by lower pricing levels resulting from competitive market conditions. Copper adjusted pricing reached its lowest level in June and July of 1999; however, since such time pricing has strengthened resulting in improving operating margins during the quarter ended October 31, 1999 as compared to the previous quarter ended July 31, 1999.

    Gross profit increased by $67.6 million, or 202%, during the quarter ended October 31, 1999 as compared to the quarter ended October 31, 1998. For the six month period ended October 31, 1999, gross profit increased by $129.9 million, or 192%, as compared to the prior year period. The consolidated gross margin was 19.1% and 18.9% for the quarter and six month period ended October 31, 1999, respectively, as compared to 22.9% and 22.4%, respectively, for the same periods in the prior year. The reduction in gross margin percentage for the three and six month periods ended October 31, 1999 was attributable to a significant change in product mix, including the addition of net sales of lower margin electrical wire products and lower margin product sales of Superior Israel.

    Selling, general and administrative expenses increased to $38.4 million during the quarter ended October 31, 1999 as compared to $9.1 million during the quarter ended October 31, 1998. For the six month period ended October 31, 1999, selling, general and administrative expenses were $76.8 million as compared to $19.1 million for the same period in the prior year. These increases were directly related to incremental expenses associated with the acquired Essex operations. Since the completion of the Essex acquisition, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. In that regard, the Company implemented a restructuring plan in April 1999 resulting in annual reductions of approximately $20.0 million in corporate and other general and administrative expenses.

    Goodwill amortization increased to $5.2 million and $10.3 million during the three and six month periods ended October 31, 1999, respectively, as compared to $0.5 million and $0.9 million for the same periods in the prior year, respectively. The comparative increases in goodwill amortization were primarily associated with the Essex acquisition.

    During the three and six month periods ended October 31, 1999, the Company incurred unusual charges of $0.9 million and $1.9 million which were primarily associated with evaluation of management information systems and other plant and corporate restructuring activities associated with the Essex acquisition.

    Operating income for the quarter ended October 31, 1999 was $56.5 million, an increase of $32.6 million as compared to the quarter ended October 31, 1998. For the six month period ended October 31, 1999, operating income was $108.7 million, an increase of $60.9 million as compared to the same period in the prior year. The increase in operating income was attributable primarily to the impact of the acquired Essex operations.

    Consolidated interest expense increased from $2.6 million and $5.8 million, respectively, during the three and six month periods ended October 31, 1998, to $31.9 million and $62.2 million during the same periods in 1999, respectively. These comparative increases were directly attributable to acquisition-related debt associated with the acquisition of Essex.

    Other expense for the three months ended October 31, 1999 of $2.1 million is related principally to foreign currency conversion associated with certain debt of Superior Israel which is linked to nonfunctional (principally euro-based) currency.

    Distributions on preferred securities of subsidiary trust amounted to $3.8 million and $7.5 million, respectively, for the quarter and six month period ended October 31, 1999, respectively, and reflect dividends accrued under $167 million (face amount) of 8 1/2% Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I issued in connection with the Essex acquisition (see Note 5 to the condensed consolidated financial statements).

    Equity in earnings of affiliate for the quarter and six month periods ended October 31, 1999 was $1.4 million and $2.4 million, respectively, and represents the Company's preferred and common equity interest in the earnings of PolyVision Corporation for such periods.

    During the October 1998 and 1999 three and six month periods, the Company recorded a charge for minority interest in earnings of subsidiaries, which represents the minority interest in the net income of Superior for these respective periods.

    Net income from continuing operations for the quarter ended October 31, 1999 was $5.7 million, or $0.32 per diluted share. Excluding the impact of nonrecurring and unusual charges, net income from continuing operations was $6.0 million, or $0.34 per diluted share, which represented a comparative increase (based on per share earnings) of 10% over net income from continuing operations of $5.9 million, or $0.31 per diluted share, recorded in the quarter ended October 31, 1998. For the six month period ended October 31, 1999, net income from continuing operations was $11.7 million or $0.66 per diluted share. Excluding the impact of nonrecurring and unusual charges, net income from continuing operations for the six month period ended October 31, 1999 was $12.3 million, or $0.69 per diluted share, an increase of 25% over net income from continuing operations of $10.7 million or $0.55 per diluted share recorded during the six month period ended October 31, 1998.

    As more fully discussed in Note 4 to the consolidated financial statements, on August 6, 1999 Alpine completed the sale of Premier to Cookson Group plc. As a result of this transaction, the Company recorded an after tax gain on disposition of discontinued operations of $35.4 million (or $2.17 per diluted share) during the quarter ended October 31, 1999.

    During the six month period ended October 31, 1999, the Company recognized an extraordinary charge of $0.8 million, or $0.05 per diluted share (after the impact of income taxes and minority interest), in connection with refinancing Superior's $200.0 million senior subordinated notes.

    After the impact of the aforementioned gain on sale of Premier and the extraordinary loss on extinguishment of debt, net income for the three and six month periods ended October 31, 1999 was $41.0 million ($2.49 per diluted share) and $46.2 million ($2.75 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the six month period ended October 31, 1999, the Company generated
$48.8 million in cash flow from continuing operating activities, consisting of $54.7 million in cash generated from operations (net income plus non-cash charges) reduced by $5.9 million in cash flow used for increases in net working capital. Cash used for investing activities for continuing operations during the six months ended October 31, 1999 amounted to $59.1 million which major components included $35.6 million in cash used for capital expenditures, $31.1 million in cash used to acquire the minority interest in Premier and $21.4 million in cash used for customer loans, partially offset by $15.6 million in cash received from the Premier Disposition and $11.0 million in cash proceeds from fixed asset sales. Cash provided by financing activities for continuing operations amounted to $13.9 million and consisted principally of $32.8 million in borrowings (net of repayments), partially offset by $11.7 million used for treasury share repurchases, $6.3 million used for debt issuance costs and $2.4 million used for subsidiary treasury stock purchases.

ALPINE CORPORATE

    As of October 31, 1999, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investment in Superior common stock) of approximately $17.5 million. Alpine also owns approximately 10.2 million common shares (representing 51.7% common share ownership) of Superior (NYSE:SUT) which, based on the closing price on December 9, 1999, had a market value of approximately $160 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $58.2 million. Additionally, as a result of the Premier disposition in August 1999, Alpine holds approximately 32.3 million ordinary shares of Cookson which, based on current trading values on the London Stock Exchange, has a fair market value of approximately $130 million.

    Alpine's primary commitments over the next twelve month period include funding of corporate overhead expenses and interest payments on approximately $83 million in Alpine corporate debt (of which $20.0 million of such debt was incurred in August 1999 to complete the acquisition of the minority interest of Premier--see Note 4 to the condensed consolidated financial statements). Total annual funding for Alpine corporate overhead and interest expense is expected to approximate $13-$14 million.

    In November 1999, the Company refinanced and expanded its existing corporate credit facility. The revised credit facility provides for borrowings up to $100 million, of which $70 million was drawn as of December 9, 1999. The Company has pledged substantially all of its common share and ordinary share ownership in Superior and Cookson, respectively, as security for this credit facility.

    For the next 12 month period, Alpine expects to fund its aforementioned annual commitments from allowable management fees payable by Superior to Alpine, cash dividends from Superior and Cookson and from interest income, with any shortfall funded from availability under the aforementioned corporate credit facility or from existing corporate cash, cash equivalents and marketable securities reserves.

SUPERIOR TELECOM

    As of October 31, 1999, Superior had approximately $1.4 billion in outstanding debt and approximately $174.4 million in availability under its revolving credit facility. In addition, Superior had approximately
$30.4 million in cash and cash equivalents as of such date. Over the next
12 months, Superior expects to invest approximately $70-$80 million in capital expenditures and has principal debt service commitments of $78.1 million. Superior has typically generated substantial operating cash flows. During the nine months ended September 30, 1999, Superior generated $85.4 million in cash flows from operating activities and management anticipates that Superior will generate adequate cash flows from operating activities to meet its annual commitments. However, should any shortfall arise due to working capital fluctuations or other factors, funds available under Superior's revolving credit facility should be sufficient to cover such shortfall. Superior's credit arrangements include limitations on dividends or other payments to Alpine.

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

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. Included in the teams' assessment were the readiness of service providers, major vendors and internal operating systems and applications. Based upon the efforts taken to date, the Company does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Year 2000 issue. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

THE COMPANY'S STATE OF READINESS

    The Year 2000 project plan included assessment, improvement, testing and implementation. Assessment of the Year 2000 compliance of third parties with whom the Company has material relationships is complete. Inquiries were sent to the following:

    (a) Raw material vendors: all mission critical raw material vendors have responded to the Year 2000 readiness inquiries;

    (b) Equipment vendors: all equipment vendors, including all embedded chip equipment vendors, have responded to the Year 2000 readiness inquiries;

    (c) Service providers: all third party service providers, including utilities, phone service and all other facility related service providers, have responded to the Year 2000 readiness inquiries;

    (d) Software vendors: all software vendors have responded to the Year 2000 readiness inquiries.

    Based upon the responses received from the Company's software vendors, the Company has upgraded all purchased software to Year 2000 compliant versions. The software has been installed and is in production. All other third party vendors and service providers indicate compliance.

    The assessment of internal operating systems and applications (IT and non-IT) is complete. Non-compliant items have been remediated. Based on the assessment, remediation and testing performed to date, the Company does not believe independent verification or validation processes will be necessary.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    The Year 2000 project cost is estimated to be between $5 million and $5.6 million, and is summarized below. Of that amount, approximately 90% has been incurred to date. The remaining project cost will be incurred for additional testing and implementation.

    - Code modification and testing:........................  $4.1M-$4.6M

    - Personal computer, software and other upgrades........  $0.9M-$1.0M

    Approximately 12% of the IT budget for 1999 has been allocated for code modification. Such costs are funded through cash flows from operations and are expensed as incurred. The personal computer and purchased software upgrades are costs incurred in the ordinary course of business and are, therefore, typically capitalized costs.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

    While a most reasonably likely worst case Year 2000 scenario is not known at this time, a contingency plan is being developed to ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified. The contingency plan will be in place by year-end. The shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated.

    The Year 2000 project has had minimal impact on the schedule of other major IT projects.

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN CURRENCY FLUCTUATIONS, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT ANNUAL REPORT AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting Superior's $1.15 billion credit agreement and its $200 million subordinated notes would increase annual interest expense by approximately 9.0%, or $11.3 million. In addition, Superior has an interest rate swap on $600 million principal amount, with a fixed LIBOR rate of 5.27%, expiring December 10, 2000.

                           PART II. OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        10.1*  Credit Agreement, dated as of November 23, 1999, among The
               Alpine Group, Inc., Various Lenders, Fleet Bank, N.A., as
               Syndication Agent, Bank of America, N.A., as Documentation
               Agent, and Bankers Trust Company, as Administrative Agent.
        18*    Letter regarding change in accounting principles
        27*    Financial Data Schedule

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

                                                       THE ALPINE GROUP, INC.

Date: December 15, 1999                                By:  /s/ DAVID S. ALDRIDGE
                                                            ---------------------------------
                                                            David S. Aldridge
                                                            CHIEF FINANCIAL OFFICER