Form 10-K
period 1999-12-31
ALPINE GROUP INC /DE/
filed 2000-03-31
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       --FOR THE TRANSITION PERIOD FROM MAY 1, 1999 TO DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-9078
                            ------------------------

                             THE ALPINE GROUP, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                   22-1620387
 (State or other jurisdiction      (I.R.S. Employer
              of                 Identification No.)
incorporation or organization)
        1790 BROADWAY
      NEW YORK, NEW YORK
    (Address of principal             10019-1412
      executive offices)              (Zip code)

        Registrant's telephone number, including area code 212-757-3333
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                   ON WHICH REGISTERED
-------------------                                 ------------------------
Common Stock, par value $.10 per share............  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 24, 2000, the registrant had 14,148,944 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $102,906,239, based on the closing price of $9.8125 per share of such common stock on such date.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of
                                this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in three industrial manufacturing companies.

SUPERIOR TELECOM INC.

    Alpine holds a 51.8% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a publicly traded New York Stock Exchange listed company (NYSE: SUT) engaged in the manufacture of wire and cable products. A description of the business of Superior is included herein.

POLYVISION CORPORATION

    Alpine holds a 48% common equity interest and $19.7 million of convertible preferred stock in its unconsolidated affiliate, PolyVision Corporation, a publicly-traded American Stock Exchange listed company (AMEX: PLI). PolyVision is a global manufacturer of visual communications and related products for the education/office markets, menus and merchandising boards for food service and banking institutions, and high performance wall systems used in the education, transportation and select architectural markets.

COOKSON GROUP PLC

    On August 6, 1999, Alpine completed the sale of its wholly-owned subsidiary, Premier Refractories International Inc. ("Premier") to Cookson Group plc ("Cookson"), a London Stock Exchange listed company engaged in the manufacture and sale of a variety of industrial materials.

    The sale was effected through the merger of Premier with a wholly-owned subsidiary of Cookson. In connection with the transaction, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million shares of Cookson common stock and paid to Alpine $15.6 million in cash. Immediately prior to the sale of Premier, Alpine acquired the 16.6% minority equity interest in Premier for approximately $31.1 million in cash. In connection with this transaction, Alpine recognized an after tax gain of $35.4 million.

    Alpine's current ownership in Cookson common stock approximates 4%.

    Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987. Its principal executive offices are located at 1790 Broadway, New York, New York 10019-1417 and its telephone number is
(212) 757-3333.

                             SUPERIOR TELECOM INC.

GENERAL

    Superior is the largest wire and cable manufacturer in the United States and the fourth largest in the world. Superior manufactures wire and cable products for the communications, original equipment manufacturer or "OEM" and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 33 manufacturing facilities in the United States, Canada, United Kingdom and Israel.

ORGANIZATIONAL HISTORY

    Superior was incorporated in July 1996 as a wholly-owned subsidiary of Alpine. On October 2, 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to Superior.

    On October 17, 1996, Superior completed an initial public offering of its common stock, generating net proceeds of approximately $90 million which were used to reduce outstanding bank debt and pay Alpine certain previously declared dividends. In November 1996, the underwriters of the initial public offering exercised their over-allotment option to purchase additional shares of Superior common stock, resulting in additional net proceeds of approximately
$13.3 million of which $8.1 million was used to repurchase Superior common stock, with the balance used to reduce bank debt. As a result of the initial public offering, Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases and other transactions, Alpine's current common stock interest in Superior is 51.8%.

    Superior effected a five-for-four stock split on February 2, 1998 and again on February 3, 1999, and issued a 3% stock dividend on February 11, 2000.

RECENT SIGNIFICANT GROWTH

    Over the past five years, Superior, including its predecessors, has led a consolidation of the North American wire and cable industry. In May 1995, Superior Telecommunications Inc. acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable
Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, Superior became the largest North American manufacturer of copper telephone wire and cable.

    On November 27, 1998, a newly formed, wholly-owned subsidiary of Superior acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. through a cash tender offer for an aggregate price of approximately $770 million. Essex, through its subsidiaries, manufactures and distributes wire and cable and insulation products, including magnet wire for electromechanical devices, building wire for commercial and residential construction applications, copper communications wire and cable, industrial wire and automotive wire. As a result of the acquisition of Essex, Superior is now a diversified supplier of wire and cable products and, based on current annualized sales levels, is the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

    In connection with the Essex acquisition, Superior amended and restated its bank credit facility and entered into a new $200.0 million senior subordinated credit agreement. These credit facilities provide for total borrowings of up to $1.35 billion. Approximately $1.2 billion of the total proceeds available under these credit facilities were used to finance the Essex cash tender offer, including the refinancing of certain indebtedness of Superior and Essex, and to pay related fees and expenses. The remaining proceeds were available to fund the working capital requirements of Superior.

    On March 31, 1999, Essex merged with a wholly-owned subsidiary of Superior. In the merger, holders of the remaining 19% of the outstanding shares of common stock of Essex each received 0.64 (in the aggregate $167 million liquidation value) of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests, for each share of Essex common stock owned. Upon completion of the merger, Essex became a wholly-owned subsidiary of Superior.

    During 1998, Superior expanded its presence in international markets. On
May 5, 1998, Superior acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works, Ltd. for approximately
$25.0 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose primary products include fiber and copper communications wire and cable and power cable. Cables of Zion products are sold primarily into the Israeli and European markets.

    On December 31, 1998, Superior, through Cables of Zion, acquired the business and certain operating assets of Cvalim-The Electric Wire & Cable Company of Israel Ltd. and its wholly-owned subsidiary, Dash Cable Industries (Israel) Ltd., for approximately $41.2 million in cash. Cvalim was the leading Israeli manufacturer of electrical, communications and industrial wire and cable products. Furthermore, in October 1999 Cables of Zion acquired the business and certain operating assets of Pica Plast Limited the remaining major wire and cable company in Israel for a purchase price of approximately $10 million. As a result of these acquisitions, Cables of Zion, which has changed its name to Superior Cables Limited, is the dominant wire and cable manufacturer in Israel with an approximate 80% market share. The Company believes that expanding Superior's operational presence in Israel will enable it to participate further in the growing communications wire and cable markets in Europe and the Middle East. The operations of Superior Cables Limited, including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

BUSINESS LINES

    Prior to the acquisitions of Essex and Superior Israel, Superior's product sales were comprised almost entirely of communications wire and cable. With the Essex acquisition, Superior broadened its product lines into the OEM segment, which includes principally magnet wire, automotive wire and related products, and into electrical wire, which includes low voltage building wire and industrial wire. With the Superior Israel acquisition, Superior added additional communications wire and cable product sales on an international basis, including fiber optic cable, along with low, medium and high voltage power cable, as well as other wire and cable product lines.

RECENT CORPORATE REORGANIZATION AND OPERATIONAL RESTRUCTURINGS

    During 1999, and in connection with the Essex acquisition, Superior initiated a significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets.

    In April 1999, Superior completed a corporate reorganization which included the elimination of more than 130 corporate and divisional general and administrative positions at Essex. Annual savings in corporate expenses from these personnel reductions, along with other corporate general and administrative cost reductions and synergies, approximate $25 million.

    Superior has also divested non-core product lines, including the sale of the business and operating assets of Essex's insulation products business in October 1999 and its Interstate operations (wiring assemblies for trucks and buses) in December 1999. Total cash proceeds from these sales amounted to $11 million.

    Additionally, Superior has substantially completed a restructuring and rationalization of the operating assets comprising Essex's Electrical Group. During 1999, Superior shut down or sold five electrical wire manufacturing plants and is in negotiations to sell a sixth plant. This will result in the Electrical Group's manufacturing being consolidated into five remaining manufacturing facilities. This restructuring resulted in the elimination of 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity all of which was considered excess capacity.

    As a result of the above mentioned activities, Superior has eliminated approximately 1,100 positions in the aggregate, a 25% reduction in Essex's total workforce since the beginning of 1999.

                              COMMUNICATIONS GROUP

    Superior's Communications Group includes its North American communications wire and cable operations as well as the operations of Superior Israel.

    The Communications Group's North American operations manufacture and sell the following communications wire and cable products:

(1) outside plant ("OSP") wire and cable for voice and data transmission, including copper OSP products used in the local loop portion of the telecommunications infrastructure, and, to a lesser degree, fiber optic OSP products used by the local exchange carriers ("LECs"), CATV companies and competitive local exchange carriers for both trunking and feeder applications and OSP composite (or hybrid) cables (including fiber optic/twisted pair cables and coaxial/twisted pair cables) for local loop, feeder and distribution applications; and

(2) copper and fiber optic datacom, or premise, wire and cable used within homes and offices for local area networks ("LANs"), Internet connectivity and other applications.

    Through six geographically dispersed plants, Superior has annual production capacity in North America of approximately 165 billion conductor feet ("bcf") for copper OSP and datacom copper wire and cable. Additionally, through Superior Israel, Superior has seven bcf of production capacity for copper OSP and datacom products. Superior is currently the largest manufacturer of copper communications cable in North America, which is Superior's primary market, and the largest worldwide manufacturer of copper OSP wire and cable products. Superior's manufacturing capacity (based on current product mix) for fiber optic OSP and fiber optic premise cable is 480,000 fiber kilometers ("fkm") in North America and 450,000 fkm in Israel. Superior is currently expanding its North American capacity for both fiber optic OSP and premise wire and cable products as well as for copper premise wire and cable products. The Company expects that this production capacity expansion will increase Superior's total annual sales capacity for fiber optic and copper premise products by approximately
$100 million, based on current market prices, product mix and estimated production rates.

    The Communications Group also includes the operations of DNE Systems, Inc. DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not significant in relation to the total net sales of the Communications Group.

    For the eight month period ended December 31, 1999, net sales of copper OSP products accounted for 68% of the Communications Group's net sales.

OSP PRODUCTS

    Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs, which include the regional Bell operating companies ("RBOCs") and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. The Company believes that copper will continue to be a leading transmission medium in the local loop due to factors such as:

    - the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs;

    - the lower installation and maintenance costs of copper compared to optical fiber and other media;

    - technological advances, such as digital subscriber line ("xDSL") technologies and integrated services digital networks ("ISDN"), that increase the bandwidth of the installed local loop copper network;

    - the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and

    - the increasing demand for affordable multiple residential access lines to support fax machines, Internet access and multiple voice lines.

    Demand for copper communications wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone lines and lines dedicated to facsimile machines and computer modems, which are used for, among other purposes, business communications and access to the Internet.

    The local loop comprises approximately 180 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a substantial portion of all local loop lines and systems continue to be copper-based. The Company believes that in the local loop, copper-based networks require significantly lower installation and maintenance costs than other alternative networks such as fiber optics. Installation of fiber optic systems is both capital and labor intensive, and until very recently deployment of fiber optic systems has been limited to trunk and feeder lines and wide area network configurations, where the density of voice and data traffic make such systems cost efficient.

    Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include xDSL and ISDN technologies. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, and other specialized bandwidth-intensive applications.

    While these rapid and significant technological advances continue to increase the use and bandwidth of the copper local loop network, there is growing use of optical fiber in the feeder network as a funnel to support the emerging high bandwidth digital copper loops. Superior has developed and is now manufacturing and selling an optical fiber cable product line that includes local loop feeder cables for OSP applications.

    Superior manufactures a wide variety of OSP wire and cable products. Superior's copper-based OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Superior's copper OSP wire and cable products are differentiated by design variations, depending on where the cable is to be installed. Copper OSP products used for direct underground burial are designed to be water resistant and are filled with compounds to prevent moisture from penetrating the cable structure. The individual copper wires utilize either polyethylene or polypropylene insulation. Copper OSP products used for underground duct or aerial applications, where water penetration is not a major concern, are designed with polyethylene insulation and no filling compound. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

    To a lesser extent, Superior also manufactures fiber optic cable for OSP applications. Superior is currently expanding its manufacturing capabilities for fiber optic cables for OSP and premise applications. Superior's fiber optic OSP cables can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 280 fibers, which are typically single-mode fibers. These cables are sold to traditional customers, such as distributors and LECs, as well as new customers, such as CATV companies, competitive local exchange carriers, inter-exchange carriers and competitive access providers. The first phase of this expansion, which includes plant and equipment additions in its Brownwood, Texas facility, is expected to be completed in the second quarter of 2000 and will increase Superior's total manufacturing capacity for these products by over 100%.

    One element of Superior's strategy in the Communications Group is to continue to expand its offering of performance enhanced OSP wire and cable products that provide opportunities for growth both within and outside Superior's basic market. In addition to its recent development and current expansion of manufacturing capabilities for fiber optic wire and cable products, Superior has also acquired, developed or is in the process of developing other new products including:

(1) hybrid OSP products combining twisted-pair copper wires with coaxial or fiber optic cable for feeder and distribution service; and

(2) a broad band cable to support new technologies within the OSP segment.

    Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and the two major independent telephone companies, GTE Corporation and Sprint Corporation. It is estimated that the RBOCs, GTE and Sprint comprise approximately 80% of the approximately $1.4 billion North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. In recent years, Superior has not been a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. However, the Essex acquisition provided Superior both the capacity and the established distributor network to address this market.

    For the eight month period ended December 31, 1999, 71% of Superior's OSP net sales were to the RBOCs and the two major independent telephone companies, 25% of net sales were primarily to other telephone companies and data product distributors in North America and 4% of net sales, excluding sales of Superior Israel, were made outside of North America.

    Superior sells to the RBOCs and the two major independent telephone companies on a direct basis through a sales force of five salespersons. With the acquisition of Essex, Superior's OSP wire and cable products are increasingly being sold through domestic and international distributors and sales representatives. Superior, through Superior Israel, also sells its fiber optic, OSP and datacom copper wire and cable products to Bezeq, the Israeli telephone company, and other customers and distributors in Israel, the United Kingdom, Europe and South America.

    Superior's sales to the major telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain percentage of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 1999, Superior had multi-year arrangements with three of the four RBOCs and with the two major independent telephone companies.

    In February 2000, Superior was notified that it would experience a significant reduction in sales of copper OSP products to SBC, one of the four RBOCs, due to price underbidding by a competitor on a rebid of a major portion of SBC's annual OSP requirements. Superior expects to continue to sell OSP cable to SBC on a transitional basis for a portion of 2000. Superior believes it can recapture a portion of this lost business through increased sales with other customers and in other markets. Superior also intends to reduce costs and, if required, manufacturing capacity to offset the impact of these developments.

DATACOM PRODUCTS

    Datacom wire and cable is used within buildings to connect telecommunications devices, such as telephones, facsimile machines and computer modems, to the telecommunications network and in commercial buildings to provide connectivity for LANs. Rapid technological advances in communication and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Superior expects demand for datacom wire and cable products to increase significantly in the future, particularly as new office buildings are constructed, existing office buildings are upgraded to accommodate advanced network requirements and multiple residential access lines for facsimile machines, home offices and access to the Internet are installed.

    There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment, and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printers, file servers, etc., to form a network.

    Four major types of cables are currently deployed in datacom applications:
(1) LAN copper twisted pair (unshielded twisted pair or "UTP" and shielded twisted pair or "STP"), (2) LAN fiber optic cable, (3) LAN coaxial cable and
(4) voice grade twisted copper pair. Superior anticipates that UTP and fiber optic cable will provide the most significant growth opportunities due to increasing demands in the datacom market for cost-effective, high bandwidth solutions.

    Continued high growth for new LAN installations, as well as voice system upgrades, have resulted in increased demand for LAN UTP cables, particularly Category 5, advanced Category 5 and Category 6 cables. These high bandwidth cables have made it possible for UTP to compete with fiber and LAN STP for high-speed LAN applications. The other large component of the datacom segment is fiber optic cable, which meets the needs of communications services requiring bandwidth capabilities greater than can be provided by copper based technologies.

    Superior's current datacom wire and cable product offerings include voice grade twisted pair, UTP and LAN fiber optic cable. Superior's UTP product offerings include Category 6 cables and Category 5 cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum vertical and riser horizontal applications. Superior has recently developed and has begun marketing and sales of LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers, which are typically multi-mode fibers, and are used in plenum and riser applications within buildings. Superior is currently expanding its manufacturing capabilities for both copper UTP and fiber optic cable products with an anticipated increase in sales and market share in 2000.

    Superior's datacom wire and cable products are sold primarily through major national and international distributors, smaller regional distributors and representatives who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

    The datacom wire and cable market is fragmented, with nearly 25 datacom wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc., Cable Design Technologies Corporation, Berk-Tek (an Alcatel company), Belden Inc.,
CommScope Inc. and General Cable Corporation. Superior estimates the North American market for datacom wire and cable products similar to those manufactured by Superior to be approximately $1.7 billion.

    As previously mentioned, Superior is expanding its manufacturing capabilities for both copper UTP and fiber optic products with an anticipated increase in sales and market share in 2000.

SUPERIOR ISRAEL

    As previously discussed, during 1998 Superior acquired 51% of the outstanding common stock of Cables of Zion, an Israeli wire and cable company. Cables of Zion, in subsequent transactions, acquired the business and certain operating assets of Cvalim and Pica Plast. With the consolidation of these three businesses, Superior Israel is the largest Israeli wire and cable manufacturer with an approximate 80% share of the Israeli wire and cable market.

    Superior Israel's major product offerings include:

    (1) communications cable including copper and optical fiber OSP and datacom products;

    (2) high and medium voltage power cable utilized by power utilities; and

    (3) industrial and automotive wire and cable.

    Superior Israel also owns 80% of Premier Cable Ltd., a UK-based distributor of communications cable and related products.

    Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company, and IEC, the largest Israeli power utility. Product export sales outside of Israel amounted to 21% of total sales for the eight months ended December 31, 1999. The major export markets include Europe, Latin America and Southeast Asia.

    As a result of the combination of the operations of Cables of Zion, Cvalim and Pica Plast, Superior has consolidated certain manufacturing facilities and administrative functions. This restructuring resulted in closure of three manufacturing facilities, closure of administrative offices in Rishon LeZion and elimination of 146 personnel to date. Superior Israel currently operates five manufacturing plants.

DNE

    DNE Systems, Inc. designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. It is the largest supplier to the U.S. defense forces of data and voice multiplexers used in tactical secure military applications. Multiplexers are integrated access devices that combine several information-carrying channels into one line, thereby permitting simultaneous multiple voice and data communications over a single line. DNE also produces military avionic products, including switches, dimmers, relays and other electronic controllers, sensors and aerial refueling amplifiers. DNE net sales comprise less than 5% of the Communications Group's net sales.

                                   OEM GROUP

    Superior's OEM Group manufactures and sells magnet wire, automotive wiring and other related products to major OEMs for use in motors, transformers, electrical controls and automobile harnesses. Through its Essex Brownell distribution business, Superior also distributes its magnet wire and certain related accessory products to smaller OEMs and motor repair and refurbishing contractors.

    Additionally, in 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations. This acquisition provides Superior with European magnet wire capacity to service certain of Superior's existing North American customers which have major European operations. This acquisition also provides Superior an opportunity to participate in growth through an anticipated consolidation of magnet wire manufacturers in the European market. The OEM Group operates 12 manufacturing plants and 22 warehousing and distribution locations in North America and the U.K.

    For the eight month period ended December 31, 1999, sales of magnet wire accounted for 68% of the OEM Group's net sales.

MAGNET WIRE

    Superior is the leading supplier of magnet wire in the North American market. The North American market demand for magnet wire has experienced continued growth since 1990. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. Additionally, continuing consumer pressure and federal government mandates for higher energy efficiency are resulting in increased utilization of magnet wire within individual motors and electrical converter devices such as transformers. Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased use of electric motors and coils in cars and trucks.

    Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing over the last several years. It is estimated that captive magnet wire manufacturers now represent only 7% of total magnet wire production in North America.

    Superior is currently operating its magnet wire facilities at or near full capacity. In order to provide additional capacity for anticipated growth in demand and in market share, as well as to service a growing number of customer manufacturing locations in Mexico, Superior began construction during 1999 of a new 290,000 square foot magnet wire manufacturing facility in Torreon, Mexico. This facility is expected to be completed during the summer of 2000 and should increase Superior's North American magnet wire production capacity by approximately 13%.

    Superior offers a comprehensive line of magnet wire products, including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is the wire that is wound into coils of electromagnetic devices including motors, alternators, coils, transformers, control devices and power generators. Electromagnetic devices are found in numerous industrial, household and automotive applications.

    New magnet wire products have been introduced recently that the Company believes will further enhance Superior's position as one of the technological and development leaders in the industry. Specifically, Superior has recently introduced the Ultra Shield-TM- Plus wire, which is a superior rated magnet wire now used by many global motor manufacturers in inverter drive applications where high voltage spikes are encountered. Other new products include Soderon-Registered Trademark-/180 and Soderex-Registered Trademark-/180, two new magnet wires that are used in automotive and appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. In addition, Superior has also introduced a new DuPont
Nemon-Registered Trademark-/910 wrapped magnet wire conductor for liquid-filled transformer applications as a replacement for low temperature paper wrap. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

    Superior's magnet wire products are sold directly to major OEMs and, through its Essex Brownell distribution business, to secondary OEMs, aftermarket repair facilities, coil manufacturers and distributors. Products are also marketed internationally through authorized distributors.

    Sales to major OEMs, including, among others, Emerson, General Motors, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual supply agreements based on a percentage of the customers' total requirements and on a negotiated fixed price, subject to adjustment for the cost of copper. For the eight months ended December 31, 1999, approximately 85% of magnet wire sales were pursuant to annual supply arrangements. Sales through the Essex Brownell distribution business are typically quoted on a daily spot price basis.

    As previously mentioned, the magnet wire market in North America is concentrated, with a small number of large manufacturers. The Company believes that Superior is the largest supplier of magnet wire in the North American market.

AUTOMOTIVE WIRE

    Superior's automotive wire products include primary wire for use in engine and body harnesses, ignition wire, battery cable and specialty wiring assemblies. The automotive primary wire market has experienced growth over the last decade due to steady production levels of new vehicles and an increase in the installation of electrical options in vehicles, which deliver increased safety, convenience and engine performance to the consumer. These electrical options include power windows, supplemental restraint systems, digital displays, keyless entry, traction control, electronic suspension and anti-lock brakes. The Company expects the trend of additional electronic features to grow, thereby increasing demand for automotive wire. Further, the increasing demand for copper wire content in vehicles has made it essential to use finer-gauge, thinner wall, higher temperature insulation coated wire, which requires significant advanced product development and manufacturing technologies.

    Superior sells automotive wire products primarily to tier-one motor vehicle manufacturer suppliers. Automotive wire products are marketed through an internal sales force and manufacturers' representatives.

ESSEX BROWNELL DISTRIBUTION AND ACCESSORY PRODUCTS

    Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets, which represent a fragmented customer base. The Essex Brownell distribution operations include a nationwide sales force of 60 people, supported by 26 strategically located distribution and warehouse locations. Approximately 13% of Superior's magnet wire sales are sold through Essex Brownell. Additionally, Essex Brownell sells insulation and other related accessory products, as a complement to its magnet wire product sales, to the motor repair and secondary OEM markets. The Company believes that Superior has a distinct competitive advantage in that it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets. Essex Brownell was formed with the acquisition of the Brownell distribution business in 1995.

                                ELECTRICAL GROUP

    Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a line of industrial wire products. For the eight months ended December 31, 1999, net sales of the Electrical Group were $429.2 million. As discussed above in "Recent Corporate Reorganization and Operational Restructurings", the Electrical Group has consolidated its manufacturing operations into five manufacturing facilities in the United States with annual production capacity of approximately 420 million pounds.

    Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. The industrial wire product segment (which forms a much smaller component of sales than building wire) includes appliance wire, motor lead wire, submersible pump cable, power cable, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

    Superior is the leading manufacturer in North America of copper building wire products used in commercial and residential applications. The Company estimates that the building wire market has grown, on average, approximately 2%-4% per annum over the past five years. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. Both new construction and renovation growth are being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, there has been a greater wiring density required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty and task lighting, electric garages and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is also increasing in size and thus influencing demand in this industry.

    The building wire industry has experienced significant consolidation in recent years, declining from approximately 28 manufacturers in 1980 to nine primary manufacturers in 1999. The Company believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and manufacturing, purchasing and distribution economies of scale.

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

    Superior sells its electrical wire and cable products nationally through an internal sales force and through manufacturers' representatives. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounts for more than 10% of the Electrical Group's net sales.

    Notwithstanding this consolidation of suppliers, there still exists manufacturing overcapacity for building wire, which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. During 1999, market pricing for building wire products declined substantially, with copper adjusted pricing reaching three year lows through much of the year. As previously discussed, Superior has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

    Prior to 1998, Superior served the wholesale electrical and specialty distributors through a network of over 30 service centers and stocking locations in the United States. In 1998, Essex, prior to its acquisition by Superior, began an initiative to consolidate the service centers and stocking locations into a smaller number of strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products, including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs provide regionally centralized distribution for communication wire and cable, magnet wire and related insulation products. Superior currently operates four RDCs located in Georgia, Missouri, California and Oregon.

                        RAW MATERIALS AND MANUFACTURING

    The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics, such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. The Company estimates that Superior is the largest North American consumer of copper rod with over 900 million pounds used annually in its production process. Due to the importance of copper to its business, Superior maintains a centralized metals operation that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

    Superior maintains four copper rod continuous casting units, strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior is able to produce approximately 70% of its North American copper rod requirements.

    In addition to converting copper cathode into copper rod, Superior's metal processing center also processes copper scrap, both internally generated scrap as well as scrap purchased from other copper wire producers. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. Superior uses a continuous casting process to convert scrap material directly into copper rod. Management believes that internal reclamation of scrap copper provides greater control over the cost to recover Superior's principal manufacturing by-product.

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

    Superior's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials. In addition to copper rod, Superior is also vertically integrated in the production of magnet wire enamels and extrudable polymeric compounds. The Company believes one of Superior's primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, the Company believes that Superior's ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire, automotive wire and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential compounds used in production can be achieved.

                                  EXPORT SALES

    The Company's export sales during the eight months ended December 31, 1999 were $54.6 million. The Company's primary markets for export sales are Latin America and Europe.

                                BACKLOG; RETURNS

    Backlog in the communications wire and cable segment typically consists of 3-5 weeks of sales depending on seasonal issues. Superior's other product lines have no significant order backlog because they follow the industry practice of manufacturing products on an ongoing basis to meet customer demand on a just-in-time basis. The Company believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which Superior operates. Historically, sales returns have not had a material adverse effect on the Company's results of operations.

                                  COMPETITION

    The market for wire and cable products is highly competitive. Each of Superior's businesses competes with at least one major competitor. However, due to the diversity of Superior's product lines as a whole, no single competitor competes with Superior across the entire spectrum of Superior's product lines.

    Many of Superior's products are made to industry specifications and, therefore, may be interchangeable with competitors' products. Superior is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes that Superior enjoys strong customer relations resulting from its long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, the Company believes that Superior's distribution networks enable it to compete effectively with respect to delivery time.

                            RESEARCH AND DEVELOPMENT

    In response to the changing requirements of the communications industry, the Company established a product development center during the fourth quarter of fiscal 1997. This 58,000 square foot facility is located in Kennesaw, Georgia and is dedicated to defining and creating new wire and cable systems that meet the needs of the evolving communications networks. Recent projects include the development of single mode and multimode fiber optic cable products for use in LANs as well as telephone networks. Initial sales and shipments of these products began in 1998.

    Superior also has development projects underway for performance enhanced copper-based communications wire products that are designed to meet the existing and future needs of telephone and datacom customers. Several of these projects have been undertaken in conjunction with Superior's telephone company customers and include the development of composite cables that incorporate copper twisted pair wire and coaxial cable or optical fibers in a single cable construction. Superior is also developing extensions of its UTP product line for certain LAN datacom applications, including the development of Category 6 UTP products.

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

    Aggregate research and development expenses of the Company during the fiscal years ended April 30, 1997, 1998 and 1999 and the eight months ended
December 31, 1999 amounted to $2.2 million, $3.0 million, $5.1 million and $4.1 million, respectively.

    Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

                                   EMPLOYEES

    As of December 31, 1999, the Company employed approximately 6,600 employees. Approximately 2,300 persons employed by the Company are represented by unions. Collective bargaining agreements expire at various times between 1999 and 2004, with contracts covering approximately 36% of the

Company's unionized work force due to expire at various times in 2000. The Company considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in 1997, 1998 or 1999. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of the Company.

ITEM 2. PROPERTIES

    Alpine conducts its principal operations at the facilities set forth below which, except for corporate offices, represent the facilities of Superior:

                                                                 SQUARE
OPERATION                                  LOCATION             FOOTAGE        LEASED/OWNED
---------                       ------------------------------  --------   ---------------------
COMMUNICATIONS
  OSP/Datacom.................  Chester, South Carolina         218,000            Owned
                                Hoisington, Kansas              257,000            Owned
                                Brownwood, Texas                328,000    Leased (expires 2013)
                                Tarboro, North Carolina         295,000            Owned
                                Winnipeg, Manitoba              190,000            Owned
                                Elizabethtown, Kentucky         163,000            Owned
                                Kennesaw, Georgia                58,000    Leased (expires 2002)
  DNE.........................  Wallingford, Connecticut         65,000    Leased (expires 2007)

OEM
  Magnet Wire.................  Charlotte, North Carolina        26,000    Leased (expires 2001)
                                Fort Wayne, Indiana             181,000            Owned
                                Franklin, Indiana                35,000             (a)
                                Franklin, Tennessee             289,000    Leased (expires 2008)
                                Kendallville, Indiana            88,000            Owned
                                Rockford, Illinois              319,000            Owned
                                Vincennes, Indiana              267,000            Owned
  Automotive Wire.............  Orleans, Indiana                425,000            Owned
  Accessory Products..........  Athens, Georgia                  30,000    Leased (expires 2016)
                                Clifton Park, New York           22,000    Leased (expires 2016)
                                Willowbrook, Illinois            60,000    Leased (expires 2016)
  United Kingdom..............  Huyton Quarry, U.K.             146,000            Owned

ELECTRICAL
  Building Wire...............  Anaheim, California             174,000            Owned
                                Columbia City, Indiana          400,000            Owned
                                Sikeston, Missouri              189,000            Owned
                                Florence, Alabama               129,000            Owned
  Industrial Wire.............  Lafayette, Indiana              350,000            Owned
                                Pawtucket, Rhode Island         412,000          Owned (b)

SUPERIOR ISRAEL...............  Shaar Hanegav, Israel            66,000            Owned
                                Eilat, Israel                    53,000            Owned
                                Bet-Shean, Israel                51,000    Leased (expires 2002)
                                Maalot, Israel                   10,000    Leased (expires 2003)
                                Nazareth, Israel                 25,000    Leased (expires 2003)

METALS PROCESSING.............  Columbia City, Indiana           75,000            Owned
                                Jonesboro, Indiana               56,000            Owned

ADMINISTRATIVE OFFICES........  New York, New York                5,400    Leased (expires 2002)
                                Atlanta, Georgia                 31,000    Leased (expires 2001)
                                Fort Wayne, Indiana             295,000            Owned

------------------------

    (a) The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco as a joint venture between Superior and the Furukawa Electric Company, LTD., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

    (b) Currently listed for sale.

    In addition to the facilities described in the table above, the Company owns or leases 32 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

    The Company believes that its plants are generally suitable and adequate for the business being conducted and to service the requirements of its customers. Capital spending plans are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. The Company does not view any of its plants as being underutilized. A majority of Superior's plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During the eight months ended December 31, 1999, the Company's facilities have operated at approximately 90% capacity.

ITEM 3. LEGAL PROCEEDINGS

    The Company is engaged in certain routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any of its existing litigation, either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

    Superior's operations are subject to environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Superior's facilities and at off-site disposal locations. On-site contamination at certain of Superior's facilities is the result of historic disposal activities, including activities attributable to Superior's operations and those occurring prior to the use of a facility by Superior. Off-site liability includes clean-up responsibilities at various sites, to be remedied under federal or state statutes, for which Superior has been identified by the United States Environmental Protection Agency, or the equivalent state agency, as a Potentially Responsible Party ("PRP").

    Essex has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex's previous stockholders. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event, or circumstance must have been known to United Technologies prior to February 29, 1988. The sites covered by the indemnity are handled directly by United Technologies and all payments required to be made are paid directly by United Technologies. These sites are all mature sites where allocations have been settled and remediation is well underway or has been completed. The Company is not aware of any inability or refusal on the part of United Technologies to pay amounts that are owing under the indemnity or any disputes between Essex and United Technologies concerning matters covered by the indemnity.

    United Technologies also provided an additional environmental indemnity, referred to as the "basket indemnity." This indemnity relates to liabilities arising from environmental events, conditions or circumstances existing at or prior to February 29, 1988 that only became known to United Technologies in the five-year period commencing February 29, 1988. As to such liabilities, Essex is responsible for the first $4.0 million incurred. Thereafter, United Technologies has agreed to indemnify Essex fully for any liabilities in excess of $4.0 million. To date, Essex has incurred less than $0.2 million in the basket.

    Apart from the indemnified sites and those subject to the basket indemnity, Essex has been named as a PRP or a defendant in a civil lawsuit at eight sites. Operations of Superior Telecommunications and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Alpine, as to one site, and Superior Telecommunications as to one site, are presently involved in separate investigatory and remedial activities at one site subject to the oversight of a state governmental authority. The Company has provided a reserve in the amount of $2.9 million to cover its environmental contingencies as of December 31, 1999. This accrual is based on management's best estimate of the Company's exposure in light of relevant available information, including the allocations and remedies set forth in applicable consent decrees, third-party estimates of remediation costs, actual remediation costs incurred, the probable ability of other PRPs to pay their proportionate share of remediation costs, the conditions at each site and the number of participating parties. The Company currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. None of the sites mentioned above involves sanctions, fines or administrative penalties against Superior.

    Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex against such asbestos lawsuits, subject to the express terms and limits of the respective policies. The Company believes that Essex's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 15, 1999, the Company held its annual meeting of stockholders. At that meeting, John C. Jansing was reelected as a director of the Company by a vote of 12,739,033 shares for and 161,744 shares against his reelection. In addition, the appointment of Arthur Andersen LLP as the Company's independent certified public accountants was ratified by a vote of 12,886,265 shares for and 6,334 shares against such appointment.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

    (a) Market Information

    Alpine's common stock, $0.10 par value, is listed on the New York Stock Exchange (the "NYSE") under the symbol AGI. The following table sets forth the range of high and low daily closing sales prices for the Alpine common stock for the last two complete fiscal years and the eight months ended December 31, 1999.

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ended April 30, 1998
  First Quarter ended July 31, 1997.........................   $12.69     $ 9.13
  Second Quarter ended October 31, 1997.....................    15.31      11.00
  Third Quarter ended January 31, 1998......................    20.88      14.81
  Fourth Quarter ended April 30, 1998.......................    21.75      18.19

Fiscal Year Ended April 30, 1999
  First Quarter ended July 31, 1998.........................   $21.88     $16.50
  Second Quarter ended October 31, 1998.....................    18.25      13.19
  Third Quarter ended January 31, 1999......................    18.75      13.13
  Fourth Quarter ended April 30, 1999.......................    14.25       9.38

Eight Months Ended December 31, 1999
  First Quarter ended July 31, 1999.........................   $17.63     $13.75
  Second Quarter ended October 31, 1999.....................    18.63      11.44
  Two month period ended December 31, 1999..................    12.88      10.69

    (b) Holders

    The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

    At March 24, 2000, 14,148,944 shares of Alpine common stock were issued and outstanding, and there were approximately 1,600 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

    (c) Dividends

    Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine common stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

ITEM 6. SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL DATA

    Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the fiscal years in the five-year period ended April 30, 1999, and for, and as the end of, the eight months ended December 31, 1999, are derived from the audited consolidated financial statements of Alpine.

                                                                      FISCAL YEAR ENDED APRIL 30 (1)               EIGHT MONTHS
                                                           ----------------------------------------------------   ENDED DECEMBER
                                                             1995       1996       1997       1998       1999      31, 1999 (2)
                                                           --------   --------   --------   --------   --------   ---------------
                                                                           (IN MILLIONS, EXCEPT PER SHARE
                                                                                        DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................................   $164.5     $410.4     $463.8     $516.6    $1,143.2      $1,370.4
Cost of goods sold.......................................    142.1      362.9      384.3      417.4       910.7       1,116.1
                                                            ------     ------     ------     ------    --------      --------
  Gross profit...........................................     22.4       47.6       79.6       99.2       232.6         254.3
Selling, general and administrative expenses.............     14.7       20.2       25.3       28.8        93.9         102.5
Nonrecurring and unusual charges.........................       --         --         --         --         7.3           4.7
Amortization of goodwill.................................      1.0        1.4        1.7        1.7         8.4          13.8
                                                            ------     ------     ------     ------    --------      --------
  Operating income.......................................      6.6       26.0       52.5       68.7       123.1         133.3
Interest (expense).......................................     (5.4)     (19.3)     (13.8)     (10.8)      (60.1)        (85.1)
Gain on sale of subsidiary stock.........................       --         --       80.4         --          --            --
Other income, net........................................      0.1        1.7        2.0        4.1         1.9           4.7
                                                            ------     ------     ------     ------    --------      --------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest, equity in earnings of
    affiliate and extraordinary (loss)...................      1.3        8.3      121.2       62.0        64.8          52.9
  Provision for income taxes.............................     (0.3)      (1.3)     (53.9)     (24.8)      (28.0)        (21.7)
                                                            ------     ------     ------     ------    --------      --------
Income from continuing operations before distributions on
  preferred securities of subsidiary trust, minority
  interest, equity in earnings of affiliate and
  extraordinary (loss)...................................      1.0        7.0       67.3       37.2        36.9          31.2
Distributions on preferred securities of subsidiary
  trust..................................................       --         --         --         --        (1.3)        (10.0)
                                                            ------     ------     ------     ------    --------      --------
Income from continuing operations before minority
  interest, equity in earnings of affiliate and
  extraordinary (loss)...................................      1.0        7.0       67.3       37.2        35.6          21.2
Minority interest in earnings of subsidiaries, net.......       --         --       (8.1)     (20.3)      (18.7)        (11.4)
Equity in earnings of affiliate..........................       --         --         --         --          --           2.2
                                                            ------     ------     ------     ------    --------      --------
Income from continuing operations before extraordinary
  (loss).................................................      1.0        7.0       59.2       16.9        16.9          12.0
Income (loss) from discontinued operations (3)...........     (7.1)      (4.0)      (2.3)      (0.2)       (2.7)         35.4
                                                            ------     ------     ------     ------    --------      --------
Income (loss) before extraordinary (loss)................     (6.0)       3.0       56.8       16.7        14.2          47.4
Extraordinary (loss) on early extinguishment of debt, net
  of tax.................................................       --       (4.9)     (20.1)      (1.5)       (0.6)         (1.0)
                                                            ------     ------     ------     ------    --------      --------
Net income (loss)........................................   $ (6.0)    $ (1.9)    $ 36.7     $ 15.3    $   13.6      $   46.4
                                                            ======     ======     ======     ======    ========      ========

                                                                      FISCAL YEAR ENDED APRIL 30 (1)               EIGHT MONTHS
                                                           ----------------------------------------------------   ENDED DECEMBER
                                                             1995       1996       1997       1998       1999      31, 1999 (2)
                                                           --------   --------   --------   --------   --------   ---------------
                                                                           (IN MILLIONS, EXCEPT PER SHARE
                                                                                        DATA)
Income (loss) per share of common stock:
BASIC
  Income from continuing operations......................   $ 0.01     $ 0.33     $ 3.28     $ 0.99    $   1.03      $   0.81
  (Loss) from discontinued operations....................    (0.39)     (0.22)     (0.13)     (0.01)      (0.17)         2.39
  Extraordinary (loss) on early extinguishment of debt...       --      (0.27)     (1.12)     (0.09)      (0.04)        (0.07)
  Preferred stock redemption premium.....................       --         --      (0.29)        --          --            --
                                                            ------     ------     ------     ------    --------      --------
  Net income (loss) per share of common stock............   $(0.38)    $(0.16)    $ 1.73     $ 0.90    $   0.82      $   3.13
                                                            ======     ======     ======     ======    ========      ========
DILUTED
  Income from continuing operations......................   $ 0.01     $ 0.33     $ 2.98     $ 0.90    $   0.91      $   0.68
  (Loss) from discontinued operations....................    (0.39)     (0.22)     (0.12)     (0.01)      (0.15)         2.17
  Extraordinary (loss) on early extinguishment of debt...       --      (0.27)     (1.01)     (0.08)      (0.04)        (0.06)
  Preferred stock redemption premium.....................       --         --      (0.26)        --          --            --
                                                            ------     ------     ------     ------    --------      --------
  Net income (loss) per share of common stock............   $(0.38)    $(0.16)    $ 1.59     $ 0.81    $   0.72      $   2.79
                                                            ======     ======     ======     ======    ========      ========
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital........................................   $ 27.1     $103.8     $ 99.0     $ 64.8    $  247.4      $  170.0
  Total assets...........................................    140.2      318.7      303.8      320.4     2,109.0       2,183.6
  Total debt.............................................     56.9      202.7      140.8       97.1     1,445.1       1,479.3
  Preferred stock........................................     17.3       11.8        1.9        0.4         0.4           0.4
  Total stockholders' equity.............................     44.7       43.1       54.4       77.5        56.4          95.0

------------------------------

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

    (2) On December 20, 1999, the Company elected to change its fiscal year end to December 31 from April 30. This change was made effective on December 31, 1999.

    (3) On August 6, 1999, the Company completed the disposition by merger of its subsidiary Premier Refractories International Inc. In July 1995, Alpine completed the spin-off of its information display segment, PolyVision Corporation, which consisted of Alpine PolyVision Inc., Posterloid Corporation and Information Display Technologies, Inc. The results of operations (including the gain on sale from the disposition of Premier Refractories International Inc.) for these segments have been reflected as discontinued operations for the periods presented. (See
       Note 4 to Alpine's consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in three industrial manufacturing companies.

SUPERIOR TELECOM INC.

    Alpine holds a 51.8% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), whose balance sheet accounts and results of operations are consolidated with the financial statements of Alpine.

    Superior manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

    Prior to the acquisitions of Essex and Superior Israel (see Note 5 to the consolidated financial statements), Superior's operations consisted principally of its North American communications wire and cable business. The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and Electrical Group product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Superior Israel and Superior Israel's subsequent acquisition of two major Israeli competitors, resulted in the addition to Superior's operating results of its Israeli operations. These acquisitions were accounted for under the purchase method of accounting with the operating results from these acquired businesses being included in Superior's consolidated statements of operations prospectively, from the date of acquisition. Accordingly, comparisons to results of operations for periods prior to the date of these acquisitions will be impacted.

    Copper is one of the principal raw materials used in Superior's wire and cable product manufacturing. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability as Superior, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

POLYVISION CORPORATION

    Alpine holds a 48% common equity interest and $19.7 million of convertible preferred stock in its unconsolidated affiliate, PolyVision Corporation, a global manufacturer of visual communications and related products for the education/office markets, menus and merchandising boards for food service and banking institutions, and high performance wall systems used in the education, transportation and select architectural markets.

    Alpine currently accounts for its investment in PolyVision under the equity method of accounting resulting in recognition of Alpine's proportionate share of PolyVision's earnings as a one-line item within the statement of operations. Prior to November 1998, Alpine's equity interest in PolyVision was less than 20%, with such investment accounted for on the cost basis.

DISCONTINUED OPERATIONS/COOKSON GROUP PLC

    On August 6, 1999, Alpine completed the sale of its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc ("Cookson"). The gain on the sale of Premier of $35.4 million and the historical net operating results of Premier have been classified as discontinued operations within the consolidated financial statements (see Note 4 to the consolidated financial statements).

    The sale of Premier was effected through the merger of Premier with a wholly-owned subsidiary of Cookson. In connection with the transaction, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately
32.3 million shares of Cookson common stock and paid to Alpine $15.6 million in cash. Immediately prior to the sale of Premier, Alpine acquired the 16.6% minority equity interest in Premier for approximately $31.1 million in cash.

    Alpine's current ownership of Cookson common stock approximates 4%, with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividend income on the Cookson stock is recognized in the statement of operations, as received.

CHANGE IN ALPINE'S FISCAL YEAR-END

    Alpine recently changed its year end to December 31 from April 30, effective for the December 31, 1999 period. Accordingly, the Company has reported results of operations for an eight month transitional period ended December 31, 1999.

RESULTS OF OPERATIONS--EIGHT MONTH PERIOD ENDED DECEMBER 31, 1999
COMPARED TO THE TWELVE MONTH PERIOD ENDED APRIL 30, 1999

    The comparison of operating results for the eight month period ended December 31, 1999 with the twelve month period ended April 30, 1999 ("fiscal 1999") is impacted by: (i) the inclusion of the acquired operations of Essex for the entire period for the eight months ended December 31, 1999 as compared to only five months in fiscal 1999 and (ii) the difference in comparative periods (eight months versus twelve months).

    Net sales were $1.370 billion for the eight months ended December 31, 1999 compared to net sales of $1.143 billion for fiscal 1999. The comparative increase in net sales was due primarily to the inclusion of the acquired operations of Essex for the full eight month period versus only five months during fiscal 1999, partially offset by the shorter comparison period (eight months versus twelve months).

    Gross profit for the eight months ended December 31, 1999 was $254 million as compared to $233 million for fiscal 1999. The increase in gross profit resulted from the inclusion of gross profit contributed by the acquired operations of Essex for eight months versus only five months during fiscal 1999. The gross margin percentage was 18.6% for the eight months ended December 31, 1999 as compared to 20.4% for fiscal 1999. The reduction in gross margin percentage for the December 1999 eight month period was primarily attributable to the change in product mix resulting from the product lines acquired in the Essex acquisition.

    Selling, general and administrative expenses ("SG&A expenses") increased from $94 million in fiscal 1999 to $103 million for the eight months ended December 31, 1999. The increase resulted from incremental expenses associated with the acquired operations of Essex, partially offset by corporate cost reductions and the shorter comparison period (eight months versus twelve months).

    Goodwill amortization increased from $8.4 million for fiscal 1999 to $13.8 million for the eight months ended December 31, 1999 with such increase due to incremental goodwill associated with the acquisition of Essex.

    Operating income (excluding nonrecurring and unusual charges) was $138.0 million for the eight months ended December 31, 1999 as compared to $130.3 million for fiscal 1999. The increase reflects the impact of the acquired operations of Essex for the full eight months versus five months during fiscal 1999, partially offset by the shorter comparison period.

    The Company incurred nonrecurring and unusual charges of $4.7 million during the eight months ended December 31, 1999 and $7.3 million during fiscal 1999. The charges incurred during the eight months ended December 31, 1999 included $2.1 million related to plant consolidation activities at Essex, $1.3 million related to restructuring activities at Superior Israel, $0.9 million associated with the evaluation of management information systems at Essex, and $0.4 million of start-up costs for the Company's Mexican magnet wire facility. The nonrecurring and unusual charges in fiscal 1999 consisted of a $2.9 million restructuring charge at Superior Israel related to plant consolidations and corporate rationalization activities and $4.4 million associated with the evaluation of a management information system project at Essex.

    Interest expense was $85.1 million for the eight months ended December 31, 1999 as compared to $60.1 million for fiscal 1999. The increase was attributable to the debt incurred in connection with the Essex acquisition.

    Distributions on preferred securities of subsidiary trust were $10.0 million for the eight months ended December 31, 1999 and $1.3 million in fiscal 1999. The amounts include dividends paid under the $167 million (face amount) of 8 1/2% Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I issued in connection with the Essex acquisition.

    The minority interest charge of $11.4 million for the eight months ended December 31, 1999 represented the minority stockholders' interest in Superior's net income for such period. The minority interest charge of $18.7 million in fiscal 1999 included the minority stockholders' interest in Superior's net income, and the minority stockholders' interest (approximately 19%) in Essex's net income from November 27, 1998 (the date which Superior acquired an 81% ownership position in Essex) until March 31, 1999 (the date on which Superior acquired the remaining 19% outstanding ownership position in Essex (Note 5).

    Equity in earnings of affiliate during the eight months ended December 31, 1999 represented the Company's preferred and common equity interest in earnings of PolyVision Corporation.

    Income from continuing operations for the eight months ended December 31, 1999 was $12.0 million, or $0.68 per diluted share as compared to $16.9 million, or $0.91 per diluted share for fiscal 1999. Excluding the impact of nonrecurring and unusual charges, income from continuing operations was $14.1 million, or $0.81 per diluted share, for the eight months ended
December 31, 1999 compared to $18.6 million, or $1.00 per diluted share, for fiscal 1999.

    During the eight months ended December 31, 1999, the Company completed the sale of Premier to Cookson. The transaction resulted in an after tax gain on disposition of discontinued operations of $35.4 million, or $2.17 per diluted share. In fiscal 1999, the Company incurred a net loss from the discontinued operating activities of Premier of $2.7 million, or $0.15 per diluted share.

    The Company recorded after tax extraordinary charges of $1.0 million, or $0.06 per diluted share, and $0.6 million, or $0.04 per diluted share, during the eight months ended December 31, 1999 and fiscal 1999, respectively. The charges represent previously capitalized deferred financing fees written off in connection with the early extinguishment of debt.

    Net income (after discontinued operations and extraordinary loss) for the eight months ended December 1999 was $46.4 million, or $2.79 per diluted share, as compared to $13.5 million, or $0.72 per diluted share, for fiscal 1999.

RESULTS OF OPERATIONS--COMPARATIVE RESULTS FOR FISCAL YEARS 1999, 1998 AND 1997

    In fiscal 1999, net sales were $1,143.2 million representing an increase of $626.6 million, or 121%, as compared to fiscal 1998 net sales of $516.6 million. The increase in net sales in fiscal 1999 was principally the result of incremental revenues from the acquired operations of Essex and Superior Israel along with continued demand growth in 1999 for copper communications wire and cable products within Superior's existing communications segment.

    In fiscal 1998, net sales (which consisted entirely of sales within the communications segment) were $516.6 million, representing an increase of $52.8 million, or 11.4%, as compared to fiscal 1997 net sales of $463.8 million. The increase in net sales in fiscal 1998 resulted from increased demand due to the growth in telephone and data access lines and increased maintenance spending by major telephone company customers, and an increase in market share resulting from multi-year supply agreements entered into with several of Superior's major telephone company customers during fiscal 1997 and 1998.

    Along with the comparative increase in net sales in fiscal 1999 and 1998, the Company also achieved substantial growth in gross profit and an expansion of its gross margin percentage during such fiscal periods. In fiscal 1999, gross profit increased $133.4 million, or 134%, to $232.6 million, as compared to fiscal 1998. In fiscal 1998, the gross profit was $99.2 million, representing a comparative increase of $19.7 million, or 24.7%, as compared to fiscal 1997.

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

    The increase in the gross margin percentage from 17.2% in fiscal 1997 to 19.2% in fiscal 1998 and to 20.3% in fiscal 1999 was attributable to the communications segment where the impact of substantial manufacturing cost reductions and efficiencies coupled with copper adjusted price increases gave rise to an approximate 5.8% increase in this segment's gross margin percentage from fiscal 1997 period to fiscal 1999 period. The overall gross margin percentage was negatively impacted in fiscal 1999 as a result of lower margins associated with the acquired OEM and Electrical segments of Essex and lower margins in the acquired Superior Israel operations.

    SG&A expenses increased from $25.3 million in fiscal 1997 to $28.8 million in fiscal 1998 and to $93.9 million in fiscal 1999. The comparative increase in SG&A expenses of $65.1 million during fiscal 1999 was primarily due to incremental SG&A expenses associated with the acquired operations of Essex and Superior Israel. The increase in SG&A expenses in fiscal 1998 was attributable to costs associated with incremental sales, marketing and administrative staff to support the increased level of sales activity and the expansion of product development activities, including the establishment and staffing of a product development facility in the fourth quarter of fiscal 1997.

    The Company incurred nonrecurring and unusual charges during fiscal 1999 of $7.3 million, consisting of (i) a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and
(ii) $4.4 million in charges associated with the review and evaluation of a management information system at Essex.

    As a result of the Essex acquisition, amortization of goodwill increased to $8.4 million in fiscal 1999 from $1.7 million in both fiscal 1998 and 1997.

    Commensurate with the growth in net sales and gross profit, the Company's operating income increased substantially in both fiscal 1999 and fiscal 1998. Excluding the impact of nonrecurring and unusual charges, operating income in fiscal 1999 was $130.4 million, representing an increase of 90%, as compared to fiscal 1998 operating income of $68.7 million. The increase in fiscal 1999 operating income resulted from: (i) the Essex and Superior Israel acquisitions, which acquired operations contributed $38.6 million in operating income and (ii) a strong comparative improvement in the existing communications segment's gross margin percentage resulting from cost reductions and other manufacturing and operating efficiencies achieved during the year. The increase in operating income in fiscal 1998, as compared to fiscal 1997, was $16.2 million, or 30.8%, which increase was attributable to the comparative increase in the communications segment's net sales in fiscal 1998 coupled with an expansion in the gross margin percentage resulting from copper adjusted price increases and manufacturing cost reductions.

    Interest expense in fiscal 1999 was $60.1 million representing an increase of $49.4 million, as compared to fiscal 1998 interest expense of $10.8 million. This comparative increase was directly attributable to acquisition-related debt associated with the acquisition of Essex and Superior Israel. Interest expense in fiscal 1998 was $10.8 million representing a decrease of $3.0 million, or 21.8%, as compared to fiscal 1997 interest expense of $13.8 million. The comparative decline is attributable to debt reduction achieved through the application of operating cash flow during such period.

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

    Loss from discontinued operations, net of tax, for fiscal 1999 was $2.7 million, or $0.15 per diluted share. This compares to losses from discontinued operations for fiscal 1998 of $0.2 million, or $0.01 per diluted share, and $2.3 million, or $0.12 per diluted share, for fiscal 1997.

    Income before extraordinary loss was $14.2 million in fiscal 1999, $16.7 million in fiscal 1998 and $56.8 million in fiscal 1997. Excluding the effect of discontinued operations and nonrecurring and unusual items, income per diluted share was $1.00 in fiscal 1999, $0.90 in fiscal 1998 and $0.80 in fiscal 1997.

    In fiscal 1999, fiscal 1998 and fiscal 1997, the Company incurred an after tax extraordinary loss on early extinguishment of debt of $0.6 million, $1.5 million and $20.1 million, respectively (See Note 9 to Alpine's consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the eight month period ended December 31, 1999, the Company generated $63.8 million in cash flow from continuing operating activities, consisting of $55.1 million in income generated from operations (net income plus non-cash charges) increased by $8.7 million in cash flow provided by net working capital changes. The major working capital changes included a $24.4 million decrease in inventories primarily offset by an $18.4 million decrease in accounts payable and accrued expenses. Cash used by investing activities amounted to $93.7 million and consisted principally of capital expenditures, pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers and Superior Israel's acquisition of Pica Plast. Cash provided by financing activities amounted to $16.4 million. The major components were a net increase in borrowings of Superior Israel of $60.0 (including $28.7 million related to Superior Israel Customer Loans), other debt reductions of $24.0 million, and treasury stock repurchases of $26.1 million.

SUPERIOR TELECOM

    As discussed in Note 5 to the accompanying consolidated financial statements, Superior completed a cash tender offer for the acquisition of 81% of the outstanding common shares of Essex on November 27, 1998. In connection with this acquisition, Superior entered into a $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Proceeds from these financing arrangements amounting to approximately $1.15 billion were used to (i) pay $770 million, representing the cash portion of the Essex acquisition purchase price,
(ii) refinance approximately $84 million under Superior's existing credit facility, (iii) refinance approximately $275 million of Essex's existing debt, and (iv) pay related transaction expenses. Obligations under the Credit Agreement and the Sub Notes are secured by substantially all of the assets of Superior and its domestic subsidiaries, and by the common stock of Superior's domestic subsidiaries and 65% of the common stock of its principal foreign subsidiaries. At December 31, 1999, Superior had $167 million in excess availability under the Credit Agreement. The Credit Agreement contains certain performance and financial covenants. Further, in March 2000 the Credit Agreement was amended, reducing certain prospective financial covenant thresholds related to, among other things, operating cash flow (EBITDA) levels.

    In addition to financing provided by the Credit Agreement and Sub Notes, Superior has financing availability under a receivable securitization program providing for up to $160 million in short term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods, subject to agreement. At December 31, 1999, $140.4 million was outstanding under this program bearing an interest rate of 6.75%.

    As discussed in Note 5 to the accompanying consolidated financial statements, Superior acquired 51% of Superior Israel on May 5, 1998. On
December 31, 1998, Superior Israel completed the acquisition of all of the business and certain operating assets of Cvalim for $41.2 million. In connection with this acquisition, Superior Israel entered into a $83.0 million credit facility, consisting of a $53.0 million term loan and a $30.0 million revolving credit facility. Proceeds from this financing were used to finance the acquisition, pay related expenses and provide for working capital requirements of Superior Israel. Obligations under this credit facility are secured by all of the assets of Superior Israel. The credit facility contains customary performance and financial covenants. At December 31, 1999, Superior Israel had $10.0 million in excess availability under its revolving credit facility.

    Superior's principal debt service commitments for the next 12 months amount to $86.0 million and capital expenditures are expected to approximate $70.0-$80.0 million. Management anticipates that Superior will generate in excess of $100 million in cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. The Company believes that operating cash flows plus excess funds available under Superior's credit facilities will be sufficient to fund its aforementioned debt service and capital commitments.

ALPINE CORPORATE

    As of December 31, 1999, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $27.4 million. Alpine also owns approximately
10.2 million common shares (representing 51.8% common share ownership) of Superior (NYSE:SUT) with a market value on March 24, 2000 of approximately $131.3 million and a consolidated carrying value as recorded by the Company (net
of minority interest) of approximately $      million. Additionally, at
March 24, 2000, Alpine's investments in Cookson common stock (FTSE:

CKSN.L) and PolyVision common stock and preferred stock amounted to $93.2 million and $41.1 million, respectively.

    Alpine's primary commitments over the next twelve month period include funding of corporate overhead expenses and interest payments on approximately $83.0 million in Alpine corporate debt (of which $20.0 million was incurred in August 1999 to complete the acquisition of the minority interest of Premier--see
Note 5 to the accompanying consolidated financial statements). Total annual funding for Alpine corporate overhead and interest expense is expected to approximate $13-$14 million.

    In November 1999, the Company refinanced and expanded its existing corporate credit facility. The revised credit facility provides for borrowings up to $100 million, of which $70.0 million was drawn as of December 31, 1999. The Company has pledged substantially all of its common share and ordinary share ownership in Superior and Cookson, respectively, as security for this credit facility.

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

YEAR 2000 UPDATES

    The Company did not experience any significant disruptions in its business operations as a result of the Year 2000 problem. The Year 2000 problem was defined as the potential system and mechanical failures or miscalculations resulting from the inability of computer programs to recognize dates after December 31, 1999. Most computer programs had been written using two digits (rather than four) to define the applicable year.

    In fiscal 1997, the Company established project teams to identify and resolve Year 2000 problems. The teams' processes included (i) the readiness assessment of service providers, major vendors and internal operating systems and applications; (ii) the upgrade or remediation of non-compliant items identified; and (iii) the testing and implementation of the upgraded or remediated items.

    The Company incurred approximately $6.0 million of expenses related to the Year 2000 project. The costs associated with code modification and testing (approximately $5.0 million) were expensed as incurred. The personal computer and purchased software upgrades (approximately $1.0 million) were incurred in the ordinary course of business and capitalized.

    The Company does not anticipate any future disruptions in its business related to the Year 2000 problem.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. At December 31, 1999, the Company has an interest rate swap on $600 million principal amount with a fixed LIBOR rate of 5.27% expiring December 10, 2000. Considering the impact of the existing interest rate swap, a one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million sub notes would increase annual interest expense by approximately 4% or $5.2 million. Excluding the impact of the existing rate swap, a one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million sub notes would increase annual interest expense by approximately 9% or $11.2 million.

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY

DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT TERM INTEREST RATES AND FOREIGN EXCHANGE RATES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Alpine's consolidated financial statements as of December 31, 1999 and April 30, 1999 and 1998 and for the eight months ended December 31, 1999 and each of the three years in the period ended April 30, 1999 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1),(a)(2) See the separate section of this report following Item 14 for a list of financial statements and schedules filed herewith.

    (a)(3)Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

    (b) The Company filed a Current Report on Form 8-K on December 21, 1999 with respect to Item 8 to report its change in year end to December 31 from April 30, effective December 31, 1999.

ITEM 14(C) EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
          2(d)          Amendment to the Agreement and Plan of Merger, dated as of
                        December 21, 1994, by and among Information Display
                        Technology, Inc., IDT PolyVision Acquisition Corp., IDT
                        Posterloid Acquisition Corp., Alpine, Alpine/PolyVision,
                        Inc. and Posterloid Corporation (incorporated herein by
                        reference to Exhibit 1 to Amendment No. 2 to Alpine's
                        Statement on Schedule 13D relating to its beneficial
                        ownership of equity securities of Information Display
                        Technology Inc. dated May 5, 1995).

          2(e)          Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc., Alcatel Canada Wire,
                        Inc. Superior Cable Corporation and Superior Teletec Inc.
                        (the "Alcatel Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995).

          2(f)          Amendment dated May 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc., Alcatel Canada
                        Wire, Inc., Superior Cable Corporation and Superior TeleTec
                        Inc. (incorporated herein by reference to Exhibit 2 to the
                        Current Report on Form 8-K of Alpine dated May 24, 1995).

          2(g)          Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated June 10, 1996
                        (incorporated herein by reference to Exhibit 2(b) to the
                        Annual Report on Form 10-K of Alpine for the year ended
                        April 30, 1996 (the "1996 10-K")).

          2(h)          Share Purchase Agreement, dated as of May 5, 1998, among
                        CLAL Industries and Investments Ltd., ISAL Holland B.V. and
                        Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated
                        herein by reference to Exhibit 1 to the Current Report on
                        Form 8-K of the Company dated May 5, 1998).

          2(i)          Agreement and Plan of Merger, dated as of October 21, 1998, by and among Superior Telecom Inc. ("Superior TeleCom"), SUT
                        Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-1 to the Joint Proxy
                        Statement/ Prospectus filed as part of the Registration
                        Statement on Form S-4 (Registration No. 333-68889) of
                        Superior TeleCom and Superior Trust I, as filed with the
                        Commission on December 14, 1998, as amended (the "Superior
                        Form S-4")).

          2(j)          Amendment No. 1 to Agreement and Plan of Merger, dated as of
                        February 24, 1999, by and among Superior TeleCom, SUT
                        Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-2 to the Joint Proxy
                        Statement/ Prospectus filed as part of the Superior Form
                        S-4).

          2(k)          Asset Purchase Agreement, dated October 2, 1998, among
                        Cables of Zion United Works Ltd., Cvalim-The Electric Wire
                        and Cable Company of Israel Ltd. and Dash Cable Industries
                        (Israel) Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated
                        December 31, 1998).

          2(l)          Amendment No. 1 to Asset Purchase Agreement, dated December
                        31, 1998, among Cables of Zion United Works Ltd., Cvalim-The
                        Electric Wire and Cable Company of Israel Ltd. and Dash
                        Cable Industries (Israel) Ltd. (incorporated herein by
                        reference to Exhibit 2 to the Current Report on Form 8-K of the Company dated December 31, 1998).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
          2(m)          Agreement and Plan of Merger, dated as of May 28, 1999,
                        among Cookson Group plc, PRI Acquisition, Inc., Alpine and
                        Premier Refractories International Inc. (incorporated herein by reference to Exhibit 2(o) to the Annual Report on Form
                        10-K of Alpine for the fiscal year ended April 30, 1999 (the
                        "1999 10-K")).

          3(a)          Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form
                        10-K of Alpine for the year ended April 30, 1995 (the "1995
                        10-K")).

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

          3(f)          Certificate of the Powers, Designations, Preferences and
                        Rights of the 8% Cumulative Convertible Senior Preferred
                        Stock of the Company (incorporated herein by reference to Exhibit 3(f) to the 1995 10-K).

          3(g) By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the 1995 10-K).

          4(a)          Indenture, dated as of July 15, 1995, by and among Alpine,
                        Adience, Inc., Superior Telecommunications Inc. ("STI"),
                        Superior Cable Corporation and Marine Midland Bank ("Marine
                        Midland"), as trustee (incorporated herein by reference to
                        Exhibit 10(ee) to the 1995 10-K).

          4(b)          Supplemental Indenture to the above Indenture, dated as of
                        October 2, 1996, among Alpine, STI, Adience, Inc., Superior
                        Cable Corporation and Marine Midland, as trustee
                        (incorporated herein by reference to Exhibit 4(b) to the
                        Annual Report on Form 10-K of Alpine for the fiscal year
                        ended April 30, 1997 (the "1997 10-K")).

          4(c)          Second Supplemental Indenture to the above Indenture, dated as of January 31, 1997, among Alpine, STI, Adience, Inc.,
                        Superior Cable Corporation and Marine Midland, as trustee
                        (incorporated herein by reference to Exhibit 4(c) to the
                        1997 10-K).

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

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

         10(f)          Lease Agreement by and between ALP(TX) QRS 11-28, Inc., and
                        Superior TeleTec Transmission Products, Inc., dated as of
                        December 16, 1993 (incorporated herein by reference to
                        Exhibit (i) to the Quarterly Report on Form 10-Q of Alpine
                        for the quarter ended January 31, 1994).

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

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

         10(p)          Employment Agreement, dated as of April 26, 1996, between
                        STI and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the TeleCom S-1).

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

         10(u)          First Amendment, dated as of June 11, 1997, to the Guaranty
                        (incorporated herein by reference to Exhibit 7 to the June
                        1997 8-K/A).

         10(v)          Amended and Restated Credit Agreement, dated as of November
                        27, 1998, among Superior/Essex Corp., Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch &
                        Co., as Documentation Agent, Fleet National Bank, as
                        Syndication Agent, and Bankers Trust Company, as
                        Administrative Agent (incorporated herein by reference to
                        Exhibit 99.7 to the Schedule 13D/A of Alpine, Superior
                        TeleCom, Superior/Essex Corp. and SUT Acquisition Corp., as
                        filed with the Commission on December 7, 1998).

         10(w)*         Senior Subordinated Credit Agreement, dated as of May 26,
                        1999, among Superior/ Essex Corp., as Borrower, Superior
                        TeleCom, as Parent, the Subsidiary Guarantors listed therein, the Lending Institutions listed therein, Fleet
                        Corporate Finance, Inc., as Syndication Agent, and Bankers
                        Trust Company, as Administrative Agent.

         10(x)          Addendum No. 1 to the Application to Open an Account, dated
                        December 29, 1998, between Cables of Zion United Works Ltd.
                        and Bank Hapoalim B.M. (incorporated herein by reference to
                        Exhibit 3 to the Current Report on Form 8-K of the Company
                        dated December 31, 1998).

         10(y)          Letter Agreement between the Company and Superior TeleCom, dated October 8, 1996, relating to a capital contribution by the Company to Superior TeleCom (incorporated herein by
                        reference to Exhibit 10.2 to the TeleCom S-1).

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
         10(z)          Letter Agreement between the Company and Superior TeleCom, dated October 2, 1996, relating to tax indemnification
                        (incorporated herein by reference to Exhibit 10.5 to the
                        TeleCom S-1).

        10(aa)          Tax Allocation Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and its subsidiaries
                        (incorporated herein by reference to Exhibit 10.9 to the
                        TeleCom S-1).

        10(bb)          Exchange Agreement between the Company and Superior TeleCom, dated October 2, 1996 (incorporated herein by reference to
                        Exhibit 10.10 to the TeleCom S-1).

        10(cc) Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1).

        10(dd)          Services Agreement, dated October 2, 1996, between the
                        Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom S-1).

        10(ee)          Amendment No. 1, dated as of May 1, 1997, to the Services
                        Agreement (incorporated herein by reference to Exhibit
                        10(pp) to the 1997 10-K).

        10(ff)          Amendment No. 2, dated as of May 1, 1998, to the Services
                        Agreement (incorporated herein by reference to Exhibit
                        10(uu) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1998).

        10(gg)          Amendment No. 1, dated as of March 15, 1999, to The Alpine
                        Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(ll) to the 1999 10-K).

        10(hh)          Amendment No. 2, dated as of April 1, 1999, to The Alpine
                        Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(mm) to the 1999 10-K).

        10(ii)          Amendment No. 3, dated as of May 14, 1999, to The Alpine
                        Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(nn) to the 1999 10-K).

        10(jj)          Credit Agreement, dated as of November 23, 1999, among The
                        Alpine Group, Inc., Various Lenders, Fleet Bank, N.A., as
                        Syndication Agent, Bank of America, N.A., as Documentation
                        Agent, and Bankers Trust Company, as Administrative Agent
                        (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended October 31, 1999).

        10(kk)*         Amendment No. 1, dated as of December 10, 1999, to the
                        Senior Subordinated Credit Agreement, dated as of May 26,
                        1999, among Superior/Essex Corp., as borrower, Superior
                        TeleCom, as parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as
                        syndication agent, and Bankers Trust Company, as
                        administrative agent.

        10(ll)*         Amendment No. 2, dated as of February 18, 2000, to the
                        Senior Subordinated Credit Agreement, dated as of May 26,
                        1999, among Superior/Essex Corp., as borrower, Superior
                        TeleCom, as parent, the subsidiary guarantors named therein, various lenders, Fleet Corporate Finance, Inc., as
                        syndication agent, and Bankers Trust Company, as
                        administrative agent.

        10(mm)*         Fourth Amendment to Lease Agreement, dated as of November
                        27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior
                        Telecommunications Inc.

        10(nn)*         Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX) QRS 11-28, Inc.,
                        Superior TeleCom and Alpine.

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
        10(oo)*         Employment Agreement, dated as of January 1, 2000, between
                        Superior TeleCom and Gregory R. Schriefer.

        10(pp)*         Credit Agreement, dated as of November 23, 1999, among The
                        Alpine Group, Inc., Various Lenders, Fleet Bank, N.A., as
                        Syndication Agent, Bank of America, N.A., as Documentation
                        Agent, and Bankers Trust Company, as Administrative Agent.

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

Dated: March 30, 2000

                                          THE ALPINE GROUP, INC.
                                          By: /s/ STEVEN S. ELBAUM
  ------------------------------------------------------------------------------
                                            Steven S. Elbaum
                                            CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board and
                /s/ STEVEN S. ELBAUM                     Chief Executive Officer
     -------------------------------------------         (principal executive          March 30, 2000
                  Steven S. Elbaum                       officer)

                                                       Chief Financial Officer and
                /s/ DAVID S. ALDRIDGE                    Treasurer (principal
     -------------------------------------------         financial and accounting      March 30, 2000
                  David S. Aldridge                      officer)

              /s/ KENNETH G. BYERS, JR.                Director
     -------------------------------------------                                       March 30, 2000
                Kenneth G. Byers, Jr.

                /s/ RANDOLPH HARRISON                  Director
     -------------------------------------------                                       March 30, 2000
                  Randolph Harrison

                 /s/ JOHN C. JANSING                   Director
     -------------------------------------------                                       March 30, 2000
                   John C. Jansing

              /s/ ERNEST C. JANSON, JR.                Director
     -------------------------------------------                                       March 30, 2000
                Ernest C. Janson, Jr.

                 /s/ JAMES R. KANELY                   Director
     -------------------------------------------                                       March 30, 2000
                   James R. Kanely

                 /s/ BRAGI F. SCHUT                    Director
     -------------------------------------------                                       March 30, 2000
                   Bragi F. Schut