Form 10-K/A
period 1999-12-31
ALPINE GROUP INC /DE/
filed 2000-04-04
CIK 4164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

    At March 24, 2000, the registrant had 14,148,944 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was $102,906,239, based on the closing price of $9.8125 per share of such common stock on such date.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of
                               this Form 10-K/A.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the eight month period ended December 31, 1999, the Company generated $63.8 million in cash flow from continuing operating activities, consisting of $55.1 million in income generated from operations (net income plus non-cash charges) increased by $8.7 million in cash flow provided by net working capital changes. The major working capital changes included a $24.4 million decrease in inventories primarily offset by an $18.4 million decrease in accounts payable and accrued expenses. Cash used by investing activities amounted to $93.7 million and consisted principally of capital expenditures, pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers and Superior Israel's acquisition of Pica Plast. Cash provided by financing activities amounted to $16.4 million. The major components were a net increase in borrowings of Superior Israel of $60.0 million (including $28.7 million related to Superior Israel Customer Loans), other debt reductions of $24.0 million, and treasury stock repurchases of $26.1 million.

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

ALPINE CORPORATE

    As of December 31, 1999, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $27.4 million. Alpine also owns approximately
10.2 million common shares (representing 51.8% common share ownership) of Superior (NYSE:SUT) with a market value on March 24, 2000 of approximately $131.3 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $58.5 million. Additionally, at March 24, 2000, Alpine's investments in Cookson common stock (FTSE:

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

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K/A INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY

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

Dated: April 4, 2000

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board and
                /s/ STEVEN S. ELBAUM                     Chief Executive Officer
     -------------------------------------------         (principal executive          April 4, 2000
                  Steven S. Elbaum                       officer)

                                                       Chief Financial Officer and
                /s/ DAVID S. ALDRIDGE                    Treasurer (principal
     -------------------------------------------         financial and accounting      April 4, 2000
                  David S. Aldridge                      officer)

              /s/ KENNETH G. BYERS, JR.                Director
     -------------------------------------------                                       April 4, 2000
                Kenneth G. Byers, Jr.

                /s/ RANDOLPH HARRISON                  Director
     -------------------------------------------                                       April 4, 2000
                  Randolph Harrison

                 /s/ JOHN C. JANSING                   Director
     -------------------------------------------                                        April 4 2000
                   John C. Jansing

              /s/ ERNEST C. JANSON, JR.                Director
     -------------------------------------------                                       April 4, 2000
                Ernest C. Janson, Jr.

                 /s/ JAMES R. KANELY                   Director
     -------------------------------------------                                       April 4, 2000
                   James R. Kanely

                 /s/ BRAGI F. SCHUT                    Director
     -------------------------------------------                                       April 4, 2000
                   Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants....................     F-2

Consolidated balance sheets at April 30, 1998 and 1999 and
  December 31, 1999.........................................     F-3

Consolidated statements of operations for the years ended
  April 30, 1997, 1998 and 1999 and for the eight months
  ended December 31, 1999...................................     F-4

Consolidated statements of stockholders' equity for the
  years ended April 30, 1997, 1998 and 1999 and for the
  eight months ended December 31, 1999......................     F-6

Consolidated statements of cash flows for the years ended
  April30, 1997, 1998 and 1999 and for the eight months
  ended December31, 1999....................................    F-10

Notes to consolidated financial statements..................    F-13

SCHEDULES:

Schedule I--Condensed financial information of registrant
  (Parent Company)..........................................    F-44

Schedule II--Valuation and qualifying accounts..............    F-48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Alpine Group, Inc.:

    We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. (a Delaware corporation) and subsidiaries as of April 30, 1998 and 1999 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997, 1998 and 1999 and for the eight months ended December 31, 1999. These financial statements and the financial statement schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of April 30, 1998 and 1999 and December 31, 1999, and the results of their operations and their cash flows for the years ended April 30, 1997, 1998 and 1999 and the eight months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
March 3, 2000

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            APRIL 30,   APRIL 30,    DECEMBER 31,
                                                              1998         1999          1999
                                                            ---------   ----------   ------------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $ 15,670    $  33,000     $   19,542
  Marketable securities...................................    15,672       14,957          7,841
  Accounts receivable.....................................    41,108      261,318        261,263
  Inventories.............................................    43,190      337,122        313,571
  Net assets of discontinued operations...................        --       34,557             --
  Other current assets....................................    15,880       42,464         42,262
                                                            --------    ----------    ----------
      Total current assets................................   131,520      723,418        644,479
Property, plant and equipment, net........................    84,348      511,577        515,763
Long-term investments and other assets....................    22,404       67,695        226,606
Net assets of discontinued operations.....................    41,480           --             --
Goodwill, net.............................................    40,657      806,343        796,781
                                                            --------    ----------    ----------
      Total assets........................................  $320,409    $2,109,033    $2,183,629
                                                            ========    ==========    ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...................................  $     --    $ 142,645     $  140,369
  Current portion of long-term debt.......................       172       65,080         85,910
  Accounts payable........................................    44,554      138,665        147,336
  Accrued expenses........................................    21,999      129,584        100,843
                                                            --------    ----------    ----------
      Total current liabilities...........................    66,725      475,974        474,458
Long-term debt, less current portion......................    96,894    1,237,353      1,253,020
Minority interest in subsidiaries.........................    41,043       58,980         66,459
Other long-term liabilities...............................    38,232      146,981        160,750
                                                            --------    ----------    ----------
      Total liabilities...................................   242,894    1,919,288      1,954,687
                                                            --------    ----------    ----------
Subsidiary-obligated Manditorily Redeemable Trust
  Convertible Preferred Securities of Superior Trust I
    holding solely convertible debentures of Superior, net
    of discount...........................................        --      133,362        133,959

Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value.................................................       427          427            427
  Common stock, $.10 par value; 25,000,000 shares
    authorized; 19,865,990 shares, 20,096,479 shares and
    21,663,041 shares issued at April 30, 1998 and 1999,
    and December 31, 1999, respectively...................     1,986        2,009          2,166
  Capital in excess of par value..........................   136,598      138,860        158,268
  Accumulated other comprehensive income (deficit)........      (814)      (5,222)           451
  Retained earnings (deficit).............................   (32,834)     (19,304)        27,056
                                                            --------    ----------    ----------
                                                             105,363      116,770        188,368
  Shares of common stock in treasury, at cost.............   (26,890)     (59,398)       (92,396)
  Receivable from stockholders............................      (958)        (989)          (989)
                                                            --------    ----------    ----------
      Total stockholders' equity..........................    77,515       56,383         94,983
                                                            --------    ----------    ----------
        Total liabilities and stockholders' equity........  $320,409    $2,109,033    $2,183,629
                                                            ========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED                   EIGHT
                                               ----------------------------------    MONTHS ENDED
                                               APRIL 30,   APRIL 30,   APRIL 30,     DECEMBER 31,
                                                 1997        1998         1999           1999
                                               ---------   ---------   ----------   --------------
Net sales....................................  $463,840    $516,599    $1,143,245     $1,370,385
Cost of goods sold...........................   384,271     417,358       910,651      1,116,091
                                               --------    --------    ----------     ----------
  Gross profit...............................    79,569      99,241       232,594        254,294
Selling, general and administrative
  expenses...................................    25,320      28,832        93,888        102,513
Nonrecurring and unusual charges.............        --          --         7,282          4,660
Amortization of goodwill.....................     1,726       1,715         8,369         13,778
                                               --------    --------    ----------     ----------
  Operating income...........................    52,523      68,694       123,055        133,343
Interest expense.............................   (13,753)    (10,755)      (60,119)       (85,116)
Gain on sale of subsidiary stock.............    80,397          --            --             --
Other income, net............................     1,989       4,094         1,874          4,732
                                               --------    --------    ----------     ----------
  Income from continuing operations before
    income taxes, distributions on preferred
    securities of subsidiary trust, minority
    interest, equity in earnings of affiliate
    and extraordinary (loss).................   121,156      62,033        64,810         52,959
Provision for income taxes...................   (53,877)    (24,796)      (27,955)       (21,746)
                                               --------    --------    ----------     ----------
  Income from continuing operations before
    distributions on preferred securities of
    subsidiary trust, minority interest,
    equity in earnings of affiliate and
    extraordinary (loss).....................    67,279      37,237        36,855         31,213
Distributions on preferred securities of
  subsidiary trust...........................        --          --        (1,252)        (9,998)
                                               --------    --------    ----------     ----------
  Income from continuing operations before
    minority interest, equity in earnings of
    affiliate and extraordinary (loss).......    67,279      37,237        35,603         21,215
Minority interest in earnings of
  subsidiary.................................    (8,097)    (20,296)      (18,693)       (11,404)
Equity in earnings of affiliate..............        --          --            --          2,196
                                               --------    --------    ----------     ----------
  Income from continuing operations before
    extraordinary (loss).....................    59,182      16,941        16,910         12,007
Income (loss) from discontinued operations...    (2,336)       (194)       (2,707)        35,369
                                               --------    --------    ----------     ----------
  Income before extraordinary (loss).........    56,846      16,747        14,203         47,376
Extraordinary (loss) on early extinguishment
  of debt....................................   (20,126)     (1,464)         (634)          (990)
                                               --------    --------    ----------     ----------
    Net income...............................    36,720      15,283        13,569         46,386
Preferred stock dividends....................      (575)        (69)          (39)           (26)
Preferred stock redemption premium...........    (5,195)         --            --             --
                                               --------    --------    ----------     ----------
    Net income applicable to common stock....  $ 30,950    $ 15,214    $   13,530     $   46,360
                                               ========    ========    ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED               EIGHT MONTHS
                                                       ---------------------------------      ENDED
                                                       APRIL 30,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                                         1997        1998        1999          1999
                                                       ---------   ---------   ---------   ------------
Net income per share of common stock:
  Basic:
    Income from continuing operations................   $ 3.28      $ 1.00      $ 1.03        $ 0.81
    Income (loss) from discontinued operations.......    (0.13)      (0.01)      (0.17)         2.39
    Extraordinary (loss) on early extinguishment of
      debt...........................................    (1.12)      (0.09)      (0.04)        (0.07)
    Preferred stock redemption premium...............    (0.29)         --          --            --
                                                        ------      ------      ------        ------
      Net income per basic share of common stock.....   $ 1.73      $ 0.90      $ 0.82        $ 3.13
                                                        ======      ======      ======        ======
  Diluted:
    Income from continuing operations................   $ 2.98      $ 0.90      $ 0.91        $ 0.68
    Income (loss) from discontinued operations.......    (0.12)      (0.01)      (0.15)         2.17
    Extraordinary (loss) on early extinguishment of
      debt...........................................    (1.01)      (0.08)      (0.04)        (0.06)
    Preferred stock redemption premium...............    (0.26)         --          --            --
                                                        ------      ------      ------        ------
      Net income per diluted share of common stock...   $ 1.59      $ 0.81      $ 0.72        $ 2.79
                                                        ======      ======      ======        ======

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999 AND THE EIGHT MONTHS ENDED
                               DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                CAPITAL       9% CUMULATIVE         8% CUMULATIVE
                                                                   IN          CONVERTIBLE           CONVERTIBLE
                                            COMMON STOCK         EXCESS      PREFERRED STOCK       PREFERRED STOCK      RETAINED
                        COMPREHENSIVE   ---------------------    OF PAR    -------------------   -------------------    EARNINGS
                           INCOME         SHARES      AMOUNT     VALUE      SHARES     AMOUNT     SHARES     AMOUNT    (DEFICIT)
                        -------------   ----------   --------   --------   --------   --------   --------   --------   ----------
Balance at April 30,
  1996................                  19,307,012    $1,931    $113,843    1,927      $1,927     196,649   $ 9,831     $(78,998)
Compensation expense
  related to stock
  options and
  grants..............                     113,651        11       2,220
Loans to
  stockholders........
Dividends on preferred
  stock...............                                                                                                      (575)
Redemption of
  preferred stock.....                                                                           (196,649)   (9,831)
Preferred stock
  redemption premium..                                                                                                    (5,195)
Exercise of stock
  options.............                     405,254        40       1,918
Employee stock
  purchase plan.......                       8,339         1          48
Purchase of treasury
  stock...............
Retirement of treasury
  stock...............                  (1,000,000)     (100)     (4,570)
Comprehensive income:
  Net income..........     $36,720                                                                                        36,720
  Foreign currency
    translation
    adjustment........      (1,234)
  Unrealized loss on
    securities
    available for
    sale..............        (716)
                           -------
Total comprehensive
  income..............     $34,770
                           =======      ----------    ------    --------    -----      ------    --------   -------     --------
Balance at April 30,
  1997................                  18,834,256    $1,883    $113,459    1,927      $1,927          --   $    --     $(48,048)
                                        ==========    ======    ========    =====      ======    ========   =======     ========

                         ACCUMULATED
                            OTHER                               RECEIVABLE
                        COMPREHENSIVE      TREASURY STOCK          FROM
                           INCOME       ---------------------     STOCK-
                          (DEFICIT)       SHARES      AMOUNT     HOLDERS      TOTAL
                        -------------   ----------   --------   ----------   --------
Balance at April 30,
  1996................     $   (82)     (1,025,496)  $ (4,806)     $(510)    $43,136
Compensation expense
  related to stock
  options and
  grants..............                                                         2,231
Loans to
  stockholders........                                              (123)       (123)
Dividends on preferred
  stock...............                                                          (575)
Redemption of
  preferred stock.....                                                        (9,831)
Preferred stock
  redemption premium..                                                        (5,195)
Exercise of stock
  options.............                                                         1,958
Employee stock
  purchase plan.......                                                            49
Purchase of treasury
  stock...............                  (1,586,551)   (11,994)               (11,994)
Retirement of treasury
  stock...............                   1,000,000      4,670                     --
Comprehensive income:
  Net income..........                                                        36,720
  Foreign currency
    translation
    adjustment........      (1,234)                                           (1,234)
  Unrealized loss on
    securities
    available for
    sale..............        (716)                                             (716)

Total comprehensive
  income..............
                           -------      ----------   --------      -----     -------
Balance at April 30,
  1997................     $(2,032)     (1,612,047)  $(12,130)     $(633)    $54,426
                           =======      ==========   ========      =====     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999 AND THE EIGHT MONTHS ENDED
                               DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         CAPITAL       9% CUMULATIVE                   ACCUMULATED
                                                                            IN          CONVERTIBLE                       OTHER
                                                     COMMON STOCK         EXCESS      PREFERRED STOCK     RETAINED    COMPREHENSIVE
                                 COMPREHENSIVE   ---------------------    OF PAR    -------------------   EARNINGS       INCOME
                                    INCOME         SHARES      AMOUNT     VALUE      SHARES     AMOUNT    (DEFICIT)     (DEFICIT)
                                 -------------   ----------   --------   --------   --------   --------   ---------   -------------
Balance at April 30, 1997......                  18,834,256    $1,883    $113,459     1,927    $ 1,927    $(48,048)      $(2,032)
Compensation expense related to
  stock options and grants.....                      93,133         9       3,669
Loans to stockholders..........
Dividends on preferred stock...                                                                                (69)
Issuance of minority equity
  interest in subsidiary.......                                            15,222
Exercise of stock options......                     553,157        56       2,562
Employee stock purchase plan...                      23,241         2         222
Exercise of warrants...........                     172,330        17         (17)
Conversion of convertible
  preferred stock..............                     189,873        19       1,481    (1,500)    (1,500)
Purchase of treasury stock.....
Comprehensive income:
  Net income...................     $15,283                                                                 15,283
  Foreign currency translation
    adjustment.................         502                                                                                  502
  Unrealized gain on securities
    available for sale.........         716                                                                                  716
                                    -------
Total comprehensive income.....     $16,501
                                    =======      ----------    ------    --------    ------    -------    --------       -------
Balance at April 30, 1998......                  19,865,990    $1,986    $136,598       427    $   427    $(32,834)      $  (814)
                                                 ==========    ======    ========    ======    =======    ========       =======


                                    TREASURY STOCK        RECEIVABLE
                                 ---------------------       FROM
                                   SHARES      AMOUNT    STOCKHOLDERS    TOTAL
                                 ----------   --------   ------------   --------
Balance at April 30, 1997......  (1,612,047)  $(12,130)      $(633)     $54,426
Compensation expense related to
  stock options and grants.....                                           3,678
Loans to stockholders..........                               (325)        (325)
Dividends on preferred stock...                                             (69)
Issuance of minority equity
  interest in subsidiary.......                                          15,222
Exercise of stock options......                                           2,618
Employee stock purchase plan...                                             224
Exercise of warrants...........                                              --
Conversion of convertible
  preferred stock..............                                              --
Purchase of treasury stock.....  (1,092,685)   (14,760)                 (14,760)
Comprehensive income:
  Net income...................                                          15,283
  Foreign currency translation
    adjustment.................                                             502
  Unrealized gain on securities
    available for sale.........                                             716

Total comprehensive income.....
                                 ----------   --------       -----      -------
Balance at April 30, 1998......  (2,704,732)  $(26,890)      $(958)     $77,515
                                 ==========   ========       =====      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999 AND THE EIGHT MONTHS ENDED
                               DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         CAPITAL       9% CUMULATIVE                   ACCUMULATED
                                                                            IN          CONVERTIBLE                       OTHER
                                                     COMMON STOCK         EXCESS      PREFERRED STOCK     RETAINED    COMPREHENSIVE
                                 COMPREHENSIVE   ---------------------    OF PAR    -------------------   EARNINGS       INCOME
                                    INCOME         SHARES      AMOUNT     VALUE      SHARES     AMOUNT    (DEFICIT)     (DEFICIT)
                                 -------------   ----------   --------   --------   --------   --------   ---------   -------------
Balance at April 30, 1998......                  19,865,990    $1,986    $136,598     427        $427     $(32,834)      $  (814)
Effect of subsidiaries' equity
  transactions.................                                               238
Recapitalization of equity
  method investment............                       9,509         1         189
Compensation expense related to
  stock options and grants.....                      27,675         3         947
Loans to stockholders..........
Dividends on preferred stock...                                                                                (39)
Exercise of stock options......                     107,538        11         322
Employee stock purchase plan...                      53,389         5         569
Exercise of warrants...........                      32,378         3          (3)
Purchase of treasury stock.....
Comprehensive income:
  Net income...................     $13,569                                                                 13,569
  Foreign currency translation
    adjustment.................      (3,579)                                                                              (3,579)
  Additional minimum pension
    liability..................        (829)                                                                                (829)
                                    -------
Total comprehensive income.....     $ 9,161
                                    =======      ----------    ------    --------     ---        ----     --------       -------
Balance at April 30, 1999......                  20,096,479    $2,009    $138,860     427        $427     $(19,304)      $(5,222)
                                                 ==========    ======    ========     ===        ====     ========       =======


                                    TREASURY STOCK        RECEIVABLE
                                 ---------------------       FROM
                                   SHARES      AMOUNT    STOCKHOLDERS    TOTAL
                                 ----------   --------   ------------   --------
Balance at April 30, 1998......  (2,704,732)  $(26,890)      $(958)     $ 77,515
Effect of subsidiaries' equity
  transactions.................                                              238
Recapitalization of equity
  method investment............                                              190
Compensation expense related to
  stock options and grants.....                                 57         1,007
Loans to stockholders..........                                (88)          (88)
Dividends on preferred stock...                                              (39)
Exercise of stock options......                                              333
Employee stock purchase plan...                                              574
Exercise of warrants...........                                               --
Purchase of treasury stock.....  (2,219,200)   (32,508)                  (32,508)
Comprehensive income:
  Net income...................                                           13,569
  Foreign currency translation
    adjustment.................                                           (3,579)
  Additional minimum pension
    liability..................                                             (829)

Total comprehensive income.....
                                 ----------   --------       -----      --------
Balance at April 30, 1999......  (4,923,932)  $(59,398)      $(989)     $ 56,383
                                 ==========   ========       =====      ========

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED APRIL 30, 1997, 1998 AND 1999 AND THE EIGHT MONTHS ENDED
                               DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         CAPITAL       9% CUMULATIVE                   ACCUMULATED
                                                                            IN          CONVERTIBLE                       OTHER
                                                     COMMON STOCK         EXCESS      PREFERRED STOCK     RETAINED    COMPREHENSIVE
                                 COMPREHENSIVE   ---------------------    OF PAR    -------------------   EARNINGS       INCOME
                                    INCOME         SHARES      AMOUNT     VALUE      SHARES     AMOUNT    (DEFICIT)     (DEFICIT)
                                 -------------   ----------   --------   --------   --------   --------   ---------   -------------
Balance at April 30, 1999......                  20,096,479    $2,009    $138,860     427        $427     $(19,304)      $(5,222)
Compensation expense related to
  stock options and grants.....                      47,669         5       1,292
Exercise of stock options......                   1,475,575       148       7,210
Employee stock purchase plan...                      43,318         4         400
Effect of subsidiaries' equity
  transactions.................                                               346
Purchase of treasury stock.....
Deposit of stock into grantor
  trust........................                                            10,160
Dividends on preferred stock...                                                                                (26)
Comprehensive income:
  Net income...................     $46,386                                                                 46,386
  Change in unrealized gains on
    securities, net of tax.....       4,363                                                                                4,363
  Additional minimum pension
    liability..................         379                                                                                  379
  Foreign currency translation
    adjustment.................         931                                                                                  931
                                    -------
Total comprehensive income.....     $52,059
                                    =======      ----------    ------    --------     ---        ----     --------       -------
Balance at December 31, 1999...                  21,663,041    $2,166    $158,268     427        $427     $ 27,056       $   451
                                                 ==========    ======    ========     ===        ====     ========       =======


                                    TREASURY STOCK        RECEIVABLE
                                 ---------------------       FROM
                                   SHARES      AMOUNT    STOCKHOLDERS    TOTAL
                                 ----------   --------   ------------   --------
Balance at April 30, 1999......  (4,923,932)  $(59,398)      $(989)     $ 56,383
Compensation expense related to
  stock options and grants.....                                            1,297
Exercise of stock options......                                            7,358
Employee stock purchase plan...                                              404
Effect of subsidiaries' equity
  transactions.................                                              346
Purchase of treasury stock.....  (1,688,819)   (22,838)                  (22,838)
Deposit of stock into grantor
  trust........................    (805,783)   (10,160)                       --
Dividends on preferred stock...                                              (26)
Comprehensive income:
  Net income...................                                           46,386
  Change in unrealized gains on
    securities, net of tax.....                                            4,363
  Additional minimum pension
    liability..................                                              379
  Foreign currency translation
    adjustment.................                                              931

Total comprehensive income.....
                                 ----------   --------       -----      --------
Balance at December 31, 1999...  (7,418,534)  $(92,396)      $(989)     $ 94,983
                                 ==========   ========       =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                          YEAR ENDED                EIGHT MONTHS
                                                              -----------------------------------      ENDED
                                                              APRIL 30,   APRIL 30,    APRIL 30,    DECEMBER 31,
                                                                1997        1998         1999           1999
                                                              ---------   ---------   -----------   ------------
Cash flows from operating activities:
  Income from continuing operations.........................  $  59,182   $  16,941   $    16,910    $  12,007
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization...........................      9,476      10,205        29,147       40,548
    Amortization of deferred debt issuance costs and
      accretion of debt discount............................      1,996       1,441         3,221        3,431
    Compensation expense related to stock options and
      grants................................................      2,231       1,757           962        1,297
    Provision (benefit) for deferred income taxes...........     15,862        (830)       (2,758)      22,099
    Minority interest in earnings of subsidiary.............      8,097      20,296        18,693       11,404
    Equity in earnings of affiliate.........................         --          --        (1,544)      (2,196)
    Gain on sale of subsidiary stock, net of income taxes...    (41,427)         --            --           --
    Other, net..............................................         --        (655)          211           --
    Change in assets and liabilities, net of effects from
      companies acquired:
      Accounts receivable...................................     (4,612)      1,971       (19,702)       1,596
      Inventories...........................................      1,464      12,998       (16,962)      24,359
      Other current assets..................................        985      (4,733)       16,189           55
      Other assets..........................................        404        (431)          399          625
      Accounts payable and accrued expenses.................     (5,611)      8,452        23,801      (51,933)
      Other long-term liabilities...........................       (558)        275           (11)         527
                                                              ---------   ---------   -----------    ---------
Cash flows provided by continuing operations................     47,489      67,687        68,556       63,819
Cash flows provided by (used for) discontinued operations...     (9,615)     (1,396)        6,412        1,439
                                                              ---------   ---------   -----------    ---------
Cash flows provided by operating activities.................     37,874      66,291        74,968       65,258
                                                              ---------   ---------   -----------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................         --          --    (1,105,408)     (10,842)
  Capital expenditures......................................    (10,345)    (19,508)      (43,901)     (57,070)
  (Investment in) proceeds from marketable securities.......     (8,094)        135           715        7,619
  Purchase of subsidiary common stock.......................         --          --          (740)          --
  Advances to PolyVision Corporation........................     (2,467)       (145)           --           --
  Investment in PolyVision Corporation......................         --          --        (5,000)      (2,000)
  Proceeds from sale of assets..............................      2,534       5,361         2,033       12,925
  Proceeds from the sale of discontinued operations.........         --          --            --       15,563
  Purchase of minority interest.............................         --          --            --      (31,127)
  Customer loans............................................         --          --            --      (28,708)
  Other.....................................................         35          --          (948)         (53)
                                                              ---------   ---------   -----------    ---------
Cash flows used for continuing operations...................    (18,337)    (14,157)   (1,153,249)     (93,693)
Cash flows used for discontinued operations.................   (104,468)   (109,034)      (10,204)      (2,526)
                                                              ---------   ---------   -----------    ---------
Cash flows used for investing activities....................   (122,805)   (123,191)   (1,163,453)     (96,219)
                                                              ---------   ---------   -----------    ---------

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                          YEAR ENDED                EIGHT MONTHS
                                                              -----------------------------------       ENDED
                                                              APRIL 30,   APRIL 30,    APRIL 30,    DECEMBER 31,
                                                                1997        1998         1999           1999
                                                              ---------   ---------   -----------   -------------
Cash flows from financing activities:
  Short-term borrowings, net................................  $      --   $      --   $     9,640     $  (2,276)
  Borrowings (repayments) under revolving credit facilities,
    net.....................................................     63,004     (42,307)       20,965        64,631
  Long-term borrowings......................................         --      10,665     1,154,715       277,288
  Repayments of long-term borrowings........................   (100,603)    (13,803)           --      (303,604)
  Proceeds from sale of stock of subsidiary, net of income
    taxes...................................................     62,672          --            --            --
  Proceeds from exercise of stock options...................      1,835       2,618           333         1,966
  Debt issuance costs.......................................     (4,122)       (400)      (31,748)       (7,144)
  Redemption of preferred stock.............................    (15,026)         --            --
  Dividends on preferred stock..............................       (575)        (69)          (39)          (26)
  Dividends paid on subsidiary common stock.................         --        (504)       (3,014)       (1,238)
  Purchase of treasury stock................................    (11,994)    (14,760)      (32,508)      (16,330)
  Purchase of subsidiary common stock.......................     (8,055)         --       (15,870)       (3,273)
  Other.....................................................       (319)       (151)       (3,163)        6,422
                                                              ---------   ---------   -----------     ---------
Cash flows (used for) provided by continuing operations.....    (13,183)    (58,711)    1,099,311        16,416
Cash flows provided by discontinued operations..............    118,601     111,846        10,393         3,034
                                                              ---------   ---------   -----------     ---------
Cash flows provided by financing activities.................    105,418      53,135     1,109,704        19,450
                                                              ---------   ---------   -----------     ---------
Cash flows provided by discontinued operations..............      4,518       1,416         6,601         1,947
Net (increase) decrease in discontinued operations cash and
  cash equivalents..........................................     (4,518)      2,759        (3,889)       (1,947)
Net increase (decrease) in continuing operations cash and
  cash equivalents..........................................     15,969      (5,181)       14,618       (13,458)
Cash and cash equivalents at beginning of year..............        707      16,676        15,670        33,000
                                                              ---------   ---------   -----------     ---------
Cash and cash equivalents at end of year....................  $  16,676   $  15,670   $    33,000     $  19,542
                                                              =========   =========   ===========     =========
Supplemental disclosures:
  Cash paid for interest, net of amount capitalized.........  $  15,477   $   9,923   $    47,980     $  84,604
                                                              =========   =========   ===========     =========
  Cash paid for income taxes................................  $  27,251   $  25,840   $    22,633     $  23,514
                                                              =========   =========   ===========     =========
Noncash investing and financing activities:
  Exchange of common stock for preferred stock:
    Preferred stock acquired................................              $   1,500
                                                                          =========
    Common stock issued.....................................              $   1,500
                                                                          =========
  Capitalized lease obligation incurred.....................              $     375
                                                                          =========
  Acquisition of businesses:
    Assets, net of cash acquired............................                          $ 1,702,774
    Liabilities assumed.....................................                             (447,793)
    Minority equity interest in subsidiaries................                              (16,283)
    Issuance of Subsidiary-obligated Manditorily Redeemable
     Trust Convertible Preferred Securities of Superior
     Trust I holding solely convertible debentures in
     exchange for subsidiary common stock held by minority
     shareholders (net of discount of $33.2 million)........                             (133,290)
                                                                                      -----------
      Net cash paid.........................................                          $ 1,105,408
                                                                                      ===========
PolyVision recapitalization:
  Exchange of PolyVision series A preferred stock and a note
    receivable including accrued and unpaid interest........                          $   (17,282)
                                                                                      ===========
  For PolyVision Series B cumulative preferred stock and
    PolyVision common stock.................................                          $    17,282
                                                                                      ===========
Disposition of business:
  Fair market value of common stock received................                                          $(123,285)
  Net assets of discontinued operations including purchased
    minority interest.......................................                                             65,960
  Gain on sale of discontinued operation, net of tax........                                             35,369
  Income taxes and other liabilities........................                                             37,519
                                                                                                      =========
  Net cash received.........................................                                          $  15,563
                                                                                                      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). These financial statements present the consolidated balance sheets of the Company at April 30, 1998 and 1999 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997 ("fiscal 1997"), 1998 ("fiscal 1998") and 1999 ("fiscal
1999") and for the eight months ended December 31, 1999. All significant intercompany accounts and transactions have been eliminated.

    Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine's operations are carried out through Superior TeleCom Inc. ("Superior"), a 51.8% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets. Superior is a manufacturer and supplier of telecommunications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls, as well as automotive and specialty wiring assemblies for automobiles and trucks; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom and Israel.

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex International, Inc. ("Essex"). On March 31, 1999, Superior acquired the remaining 19% of Essex common stock through the issuance of 8 1/2% trust convertible preferred stock (see Notes 5 and 19).

    On August 6, 1999, Alpine sold its subsidiary, Premier Refractories International Inc. ("Premier") to Cookson Group plc ("Cookson") (see Note 4). Accordingly, Premier has been accounted for as a discontinued operation in the accompanying consolidated financial statements.

    CHANGE IN YEAR END

    On December 20, 1999, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1999.

    CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

    MARKETABLE SECURITIES

    Short-term investments in marketable securities which are all classified as trading securities and are stated at fair value. Net unrealized holding gains and losses are included in other income and net realized gains and losses are determined at the time of sale on the specific identification cost basis. Long-term investments in marketable securities are classified as available-for-sale. Unrealized holding gains and losses are included in other comprehensive income net of any related tax effect.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories of communications products are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of OEM and electrical products are stated at the lower of cost or market, primarily using the last-in, first-out ("LIFO") cost method.

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

Buildings and improvements..................................  10 to 40 years
Machinery and equipment.....................................  3 to 15 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the eight months ended December 31, 1999, $2.0 million was capitalized in connection with various capital projects.

    GOODWILL

    The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at April 30, 1998 and 1999, and December 31, 1999, was $6.6 million, $15.0 million and $28.6 million, respectively. The Company periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value.

    DEFERRED FINANCING COSTS

    Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on a straight-line basis and are charged to operations as additional interest expense.

    AMOUNTS DUE CUSTOMERS

    Included in accrued expenses at April 30, 1998 and 1999, and December 31, 1999, are certain amounts due customers totaling $0.3 million, $8.9 million, and $12.8 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION

    Substantially all revenue is recognized at the time the product is shipped, except for limited product consignments which are not reflected in revenue until sold to the end user.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. The resulting translation gains and losses are credited or charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Revenues and expenses are translated at average exchange rates prevailing during the period reported. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur.

    SUBSIDIARY STOCK TRANSACTIONS

    The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary's purchase of its own stock and the subsidiary's issuance of its own stock under stock-based compensation plans. The Company reflects these subsidiary stock transactions through adjustments to the minority interest in the earnings or losses of the subsidiary on the consolidated statements of operations and adjustments to goodwill and stockholders' equity on the consolidated balance sheets. The net increase to goodwill, totaling $6.9 million during fiscal 1999 and $0.3 million during the eight months ended December 31, 1999, is amortized over periods not exceeding
40 years.

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

    CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During fiscal 1997, 1998 and 1999 sales to the regional Bell operating companies and major independent telephone companies represented 87%, 84% and 36%, respectively, of net sales. At April 30, 1998 and 1999, accounts receivable from these customers were $35.9 million and $30.6 million, respectively. No customer accounted for more than 10% of sales during the eight months ended December 31, 1999.

    Accounts receivable include allowances for doubtful accounts of $0.2 million, $5.0 million and $3.2 million at April 30, 1998 and 1999, and December 31, 1999, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1997, 1998 and 1999 consolidated financial statements to conform with the December 31, 1999 presentation.

    NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133" which delayed SFAS No. 133's effective date for one year. SFAS No. 133, which will be effective for the Company beginning
January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The Company has not yet quantified the impact of adopting SFAS No. 133, nor the timing of, or method of adoption; however, the Company believes the effect of adoption will not be material.

2. INVENTORIES

    At April 30, 1998 and 1999 and December 31, 1999, the components of inventories are as follows:

                                               APRIL 30,   APRIL 30,   DECEMBER 31,
                                                 1998        1999          1999
                                               ---------   ---------   ------------
                                                          (IN THOUSANDS)
Raw materials................................   $ 8,672    $ 46,008      $ 50,618
Work in process..............................     8,170      43,889        42,150
Finished goods...............................    26,348     241,275       233,142
                                                -------    --------      --------
                                                 43,190     331,172       325,910
LIFO reserve.................................        --       5,950       (12,339)
                                                -------    --------      --------
                                                $43,190    $337,122      $313,571
                                                =======    ========      ========

    During the eight months ended December 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex International Inc. from the LIFO method to the FIFO method. This change was made to conform to consistent operational and accounting policies for the Company's communications segment. The impact of this accounting change was not material.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

2. INVENTORIES (CONTINUED)
    Inventories valued using the LIFO method amounted to $224.7 million at April 30, 1999 and $167.3 million at December 31, 1999.

3. PROPERTY, PLANT AND EQUIPMENT

    At April 30, 1998 and 1999 and December 31, 1999, property, plant and equipment consist of the following:

                                               APRIL 30,   APRIL 30,   DECEMBER 31,
                                                 1998        1999          1999
                                               ---------   ---------   ------------
                                                          (IN THOUSANDS)
Land.........................................   $ 2,851    $ 24,154      $ 25,230
Buildings and improvements...................    17,246     125,252       123,151
Machinery and equipment......................    91,159     408,595       445,685
                                                -------    --------      --------
                                                111,256     558,001       594,066
Less accumulated depreciation................    26,908      46,424        78,303
                                                -------    --------      --------
                                                $84,348    $511,577      $515,763
                                                =======    ========      ========

    Depreciation expense for fiscal 1997, 1998 and 1999 and for the eight months ended December 31, 1999, was $7.8 million, $8.5 million, $20.8 million and $26.1 million, respectively.

4. DISCONTINUED OPERATIONS

    On August 6, 1999, Alpine completed the disposition of Premier (the "Premier Disposition") through the merger of Premier with a wholly-owned subsidiary of Cookson, a London Stock Exchange listed company. In connection with the Premier Disposition, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million shares of Cookson common stock and paid to Alpine $15.6 million in cash (subject to adjustment based on working capital levels of Premier). The approximate fair market value of Cookson common stock received by Alpine was $123 million at August 6, 1999 (based on closing market value as quoted on the London Stock Exchange). The Cookson common stock is held for purposes other than trading and net unrealized holding gains and losses are included as a component of accumulated other comprehensive income on the balance sheet. The Cookson common stock is subject to certain sale restrictions including a restriction prohibiting Alpine from selling more than 33 1/3% of their interest in Cookson during the first 180 days following the Premier Disposition. In connection with the Premier Disposition, Alpine retained the right to receive a contingent cash payment of up to $6.6 million based upon future earnings of the American Minerals business, which was spun-off concurrently with Premier's acquisition of American Premier Holdings, Inc. in January 1998. Prior to the Premier Disposition, Alpine purchased the 16.6% minority interest in Premier for a purchase price of approximately
$31.1 million.

    The Company has accounted for Premier as a discontinued operation. The net assets of Premier, totaling $41.5 million and $34.6 million, respectively, at April 30, 1998 and 1999 are included in the consolidated balance sheets. The operating results of Premier have been segregated from the Company's continuing operations and are reported as a separate line item within the statements of operations as discontinued operations. For the eight month period ended December 31, 1999, the Company recorded income from discontinued operations of $35.4 million (net of taxes of $27.0 million) reflecting the gain on

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

4. DISCONTINUED OPERATIONS (CONTINUED)
the Premier Disposition, net of operating losses incurred from May 1, 1999, (measurement date) through the date of the Premier Disposition.

    Premier's results of operations for fiscal 1997, 1998 and 1999 are summarized as follows:

                                                  1997       1998       1999
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Sales.........................................  $115,954   $402,480   $485,960
Loss before income tax (benefit) provision of
  ($0.8) million, ($0.1) million and $1.6
  million in fiscal 1997, 1998 and 1999,
  respectively................................    (3,110)      (351)    (1,691)
Loss before extraordinary loss................    (2,336)      (194)    (2,707)

5. ACQUISITIONS

    ESSEX ACQUISITION

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex, at an aggregate cash tender value of $770 million (the "Essex Acquisition"). In connection with the Essex Acquisition, Superior entered into a $1.15 billion amended and restated credit facility and a $200 million senior subordinate credit facility (the "Credit Facilities"). Proceeds from the Credit Facilities were used to (i) pay the cash portion of the purchase price, (ii) repay certain Essex indebtedness,
(iii) refinance Superior's existing outstanding bank debt and (iv) pay related transaction expenses. On March 31, 1999, Superior acquired the remaining outstanding common stock of Essex through the issuance of approximately
$167 million (face amount) of 8 1/2% Subsidiary-obligated Manditorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures (see Note 19).

    The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex have been included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon assessments of the fair values of assets and liabilities at the dates of acquisition, which included accruals for planned consolidations, overhead rationalization and loss contingencies. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    CABLES OF ZION AND CVALIM ACQUISITIONS

    On May 5, 1998, Superior acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million in cash. Superior has an option through May 5, 2000, to purchase an additional 19% ownership interest in Cables of Zion at the same purchase price per share paid for its initial 51% investment (as adjusted for inflation).

    On December 31, 1998, Cables of Zion acquired the business and certain operating assets of Cvalim-The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") for an adjusted purchase price of $41.2 million in cash. In connection with the acquisition, Cables of Zion entered into an $83.0 million credit facility (the "Cables of Zion Credit Facility") consisting of a $53.0 million term loan and $30.0 million revolving line of credit. Proceeds from the Cables of Zion Credit Facility were used to finance the

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

5. ACQUISITIONS (CONTINUED)
acquisition, pay related fees and expenses and provide for working capital requirements. Following the Cvalim Acquisition, Cables of Zion changed its name to Superior Cables Limited ("Superior Israel").

    On October 20, 1999, Superior Israel acquired the business and certain operating assets of Pica Plast Limited for $10.8 million in cash.

    The acquisitions of Cables of Zion, Cvalim and Pica Plast were accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion, Cvalim and Pica Plast are included in the Company's consolidated financial statements on a prospective basis from the date of their respective acquisitions. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisitions. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for fiscal 1998 and 1999, which give effect to the acquisition of Essex, Cables of Zion and Cvalim as if the transactions had occurred on May 1, 1997, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                              YEAR ENDED
                                                    -------------------------------
                                                     APRIL 30,          APRIL 30,
                                                        1998               1999
                                                    ------------       ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE
                                                                 DATA)
Net sales.........................................   $2,277,246         $2,008,233
Income from continuing operations before income
  taxes, distribution on preferred securities of
  subsidiary trust, minority interest and
  extraordinary (loss)............................      113,745             57,319
Income from continuing operations before
  extraordinary (loss)............................       23,308              8,605
(Loss) from discontinued operations...............         (194)            (2,707)
Extraordinary (loss) on early extinguishment of
  debt............................................       (1,464)              (634)
Net income applicable to common stock.............       21,581              5,225
Net income per diluted share of common stock:
Income from continuing operations before
  extraordinary (loss)............................   $     1.24         $     0.44
(Loss) from discontinued operations...............        (0.01)             (0.15)
Extraordinary (loss) on early extinguishment of
  debt............................................        (0.08)             (0.04)
                                                     ----------         ----------
Net income per diluted share of common stock......   $     1.15         $     0.25
                                                     ==========         ==========

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

6. LONG-TERM INVESTMENTS AND OTHER ASSETS

    At April 30, 1998 and 1999, and December 31, 1999, long-term investments and other assets consist of the following:

                                                APRIL 30,   APRIL 30,   DECEMBER 31,
                                                  1998        1999          1999
                                                ---------   ---------   ------------
                                                           (IN THOUSANDS)
Equity investment and advances to PolyVision
  (a).........................................   $17,199     $24,280      $ 25,837
Investment in Cookson common stock............        --          --       130,556
Other assets..................................     5,205      43,415        70,213
                                                 -------     -------      --------
                                                 $22,404     $67,695      $226,606
                                                 =======     =======      ========

------------------------

(a) At April 30, 1998, Alpine's equity investment in PolyVision consisted of approximately $25.2 million in liquidation value of PolyVision 8% Series A Preferred Stock (the "PolyVision Preferred") and approximately 1.4 million shares of PolyVision common stock (approximately 17% of PolyVision outstanding shares). The net carrying value of Alpine's equity interests in PolyVision was $11.5 million at April 30, 1998.

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

   During 1999, the Company acquired an additional $2.0 million face amount of PolyVision 9% series C cumulative convertible preferred stock. At
    December 31, 1999, the Company's equity investment in PolyVision consisted of approximately $12.8 million face amount of PolyVision 9% series B cumulative convertible preferred stock, $7.0 million face amount of PolyVision 9% series C cumulative convertible preferred stock and approximately 6.8 million shares of PolyVision common stock with a fair market value of approximately $16.6 million based on PolyVision's (NYSE:
    PLI) closing stock price on December 31, 1999.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

7. ACCRUED EXPENSES

    At April 30, 1998 and 1999, and December 31, 1999, accrued expenses consist of the following:

                                               APRIL 30,   APRIL 30,   DECEMBER 31,
                                                 1998        1999          1999
                                               ---------   ---------   ------------
                                                          (IN THOUSANDS)
Accrued wages, salaries and employee
  benefits...................................   $10,350    $ 29,280      $ 27,154
Other accrued expenses.......................    11,649     100,304        73,689
                                                -------    --------      --------
                                                $21,999    $129,584      $100,843
                                                =======    ========      ========

8. SHORT-TERM BORROWINGS

    At April 30, 1999, and December 31, 1999, short-term borrowings consist principally of $127.6 million and $140.4 million, respectively, in borrowings under Superior's accounts receivable securitization program which provides for up to $160.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Under the Superior receivable securitization program, Superior has granted a security interest in certain of its trade accounts receivable to secure borrowings under the facility. The Superior receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 5.32% and 6.40% at April 30, 1999, and December 31, 1999, respectively) plus 0.35%.

9. LONG-TERM DEBT

    At April 30, 1998 and 1999 and December 31, 1999, long-term debt consists of the following:

                                                             APRIL 30,   APRIL 30,    DECEMBER 31,
                                                               1998         1999          1999
                                                             ---------   ----------   ------------
                                                                        (IN THOUSANDS)
Superior revolving credit facility (a).....................   $69,350    $   43,093    $   53,735
Superior term loan A (a)...................................        --       489,500       446,433
Superior term loan B (a)...................................        --       423,786       415,542
Superior senior subordinated notes (a).....................        --       200,000       200,000
Superior Israel credit facility (b)........................        --        50,330        82,507
12.25% Senior Secured Notes (principal amount $12.2 at
  April 30, 1998 and 1999, and December 31, 1999) (c)......    11,361        11,553        11,665
Alpine revolving credit facility (d).......................        --        39,700        70,000
Alpine term loan (d).......................................    10,000        10,000            --
Other......................................................     6,355        34,471        59,048
                                                              -------    ----------    ----------
Total long-term debt.......................................    97,066     1,302,433     1,338,930
Less current portion of long-term debt.....................       172        65,080        85,910
                                                              -------    ----------    ----------
                                                              $96,894    $1,237,353    $1,253,020
                                                              =======    ==========    ==========

    At December 31, 1999, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, approximates its recorded value. The Company has entered into several interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on several of the

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

9. LONG-TERM DEBT (CONTINUED)
Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair market value of the interest rate caps and swaps was approximately $4.6 million at April 30, 1999, and $6.4 million at December 31, 1999.

    The aggregate principal maturities of long-term debt subsequent to December 31, 1999, are as follows:

YEAR                                                 AMOUNT
----                                             --------------
                                                 (IN THOUSANDS)
2000...........................................    $   85,910
2001...........................................        86,236
2002...........................................       167,942
2003...........................................       203,945
2004...........................................       401,155
Thereafter.....................................       393,742
                                                   ----------
                                                   $1,338,930
                                                   ==========

(a) In connection with the Essex Acquisition (see Note 5), Superior amended and restated its existing credit facilities. Superior's amended and restated credit facilities provide for total borrowing availability of up to $1.35 billion, consisting of a $225.0 million revolving credit facility, a $500.0 million term loan A facility, a $425.0 million term loan B facility and $200.0 million in senior subordinated notes.

    The Superior revolving credit facility is available to Superior's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate and mature May 27, 2004. Interest on the outstanding balance is based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (7.94% and 9.97% at April 30, 1999, and December 31, 1999,
    respectively) and is payable quarterly.

    The Superior term loan A is repayable in varying installments over five and one-half years, with interest payable quarterly based upon LIBOR plus 3.0% or the base rate (prime) plus 2.0% (8.00% and 10.5% at April 30, 1999, and December 31, 1999, respectively), and matures on May 27, 2004.

    The Superior term loan B is repayable in varying installments over seven years, with interest payable quarterly based upon LIBOR plus 3.75% or the base rate (prime) plus 2.75% (8.81% and 9.94% at April 30, 1999, and December 31, 1999, respectively), and matures on November 27, 2005.

    On May 26, 1999, the Company refinanced the $200 million Superior senior subordinated notes. The new subordinated notes include a $120 million term loan A and an $80 million term loan B, which are due May 26, 2007. Interest for the term loan A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0% (10.19% at December 31, 1999). Interest on the term loan B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0%. After the nine-month anniversary of the borrowing date through maturity, interest on term loans A and B is LIBOR plus 5.0% (10.19% at December 31, 1999). At April 30, 1999 and prior to the refinancing, interest on the $200 million Superior senior subordinated notes was 9.31% based on LIBOR plus 4.25% or base rate (prime) plus 3.25%.

    All of the borrowings under the above described credit agreement are guaranteed by each of Superior's domestic subsidiaries. The common stock of all domestic subsidiaries of Superior and 65%

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

9. LONG-TERM DEBT (CONTINUED)
    of the common stock of its foreign subsidiaries have been pledged to secure the guarantees. The obligations under these Superior credit arrangements are secured by substantially all of the assets of Superior and its domestic subsidiaries.

(b) In connection with the December 31, 1998, acquisition of the Cvalim assets, Superior Israel entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Superior Israel term loan") and a $30.0 million revolving credit facility ("Superior Israel revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. In October 1999, Superior Israel increased the amount available under the credit facility by $10.0 million, which increased the term loan availability to $63.0 million.

    The Superior Israel term loan is repayable on December 31, 2008. Interest on the Superior Israel term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18 - 30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%. Interest on the Superior Israel revolving credit facility outstanding balance is based upon either LIBOR plus 0.4%, the lending bank's prime rate minus 1.1%, or a rate to be agreed upon by the parties. The Superior Israel credit facility terminates on December 31, 2003. Obligations under the Superior Israel credit facility are secured by all of the assets of Superior Israel.

(c) The 12.25% Senior Secured Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

(d) In November 1999, Alpine entered into a $100.0 million revolving credit facility (the "Alpine Revolving Credit Facility") replacing the existing $50.0 million senior secured credit agreement (the "Alpine Senior Secured Facility") comprised of a $40.0 million revolving credit facility and a $10.0 million senior secured term loan. Borrowings under the Alpine Revolving Credit Facility are for ongoing working capital and corporate needs of Alpine, and are secured by Alpine's holdings in Cookson common stock and certain shares of Superior common stock. Interest on the Alpine Revolving Credit Facility is based upon LIBOR plus 2.5% or the base rate (prime) plus 1.5%, and was 9.06% at December 31, 1999. Interest on the revolving credit facility component of the Alpine Senior Secured Facility was based upon LIBOR plus 1.5% or the base rate (prime) and was 6.94% at April 30, 1999. Interest on the senior secured term loan component of the Alpine Senior Secured Facility was based upon LIBOR plus 2.0% or base rate (prime) plus 0.5% and was 6.75% at April 30, 1999.

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness. On March 13, 2000, the Superior credit facilities described in (a) above were amended with respect to certain restrictive covenants relating to maintenance of certain financial ratios. In connection with such amendment, Superior paid a fee of approximately $2.1 million which will be amortized over the remaining term of the facilities.

    During the eight months ended December 31, 1999, the Company recognized an extraordinary charge in the early extinguishment of debt of $1.0 million (net of income taxes of $0.6 million), or $0.06 per diluted share.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

9. LONG-TERM DEBT (CONTINUED)
    During fiscal 1999, the Company recognized an extraordinary charge on the early extinguishment of debt of $0.6 million, or $0.04 per diluted share, associated with the amendment and restatement of Superior's credit facilities.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

10. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for fiscal 1997, 1998 and 1999 and for the eight months ended December 31, 1999 is as follows:

                                                          YEAR ENDED                        YEAR ENDED
                                                        APRIL 30, 1997                    APRIL 30, 1998
                                                -------------------------------   -------------------------------
                                                  NET                 PER SHARE     NET                 PER SHARE
                                                 INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                --------   --------   ---------   --------   --------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock from
  continuing operations before extraordinary
  (loss)......................................  $59,182                           $16,941
Less: preferred stock dividends...............     (575)                              (69)
                                                -------                           -------
Basic earnings per common share from
  continuing operations.......................   58,607     17,891      $3.28      16,872     16,986      $1.00
                                                                        =====                             =====
Dilutive impact of stock options, warrants and
  grants......................................       --        604                     --      1,663
Assumed conversion of preferred stock.........      575      1,362                     69        125
                                                -------    -------                -------     ------
Diluted earnings per share from continuing
  operations..................................  $59,182     19,857      $2.98     $16,941     18,774      $0.90
                                                =======    =======      =====     =======     ======      =====

                                                          YEAR ENDED                    EIGHT MONTHS ENDED
                                                        APRIL 30, 1999                   DECEMBER 31, 1999
                                                -------------------------------   -------------------------------
                                                  NET                 PER SHARE     NET                 PER SHARE
                                                 INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                --------   --------   ---------   --------   --------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock from
  continuing operations before extraordinary
  (loss)......................................  $16,910                           $12,007
Less: preferred stock dividends...............      (39)                              (26)
                                                -------                           -------
Basic earnings per common share from
  continuing operations.......................   16,871     16,405      $1.03      11,981     14,817      $0.81
                                                                        =====                             =====
Dilutive impact of stock options, warrants and
  grants......................................       --      1,431                     --      1,466
Dilution in subsidiary earnings from
  subsidiary stock options....................     (669)        --                   (852)        --
Assumed conversion of preferred stock.........       39         51                     26         51
                                                -------    -------                -------     ------
Diluted earnings per share from continuing
  operations..................................  $16,241     17,887      $0.91     $11,155     16,334      $0.68
                                                =======    =======      =====     =======     ======      =====

    The Company has excluded the conversion of Superior's Trust Convertible Preferred Securities from the Company's earnings per share calculation as the impact would be anti-dilutive.

11. STOCK BASED COMPENSATION PLANS

    The Company sponsors the Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

11. STOCK BASED COMPENSATION PLANS (CONTINUED) common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 500,000 shares of common stock reserved under the ESPP, of which 8,339 shares, 23,241 shares, 53,389 and 43,318 shares were purchased by employees during fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, respectively.

    Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 261,439 shares of common stock available for issuance under the 1997 Plan for granting of options at December 31, 1999. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. Under the 1997 Plan, options cannot be exercised after ten years from the date of grant. In addition to the shares granted in fiscal 1999 under the 1997 Plan, in March 1999, the Company granted non-qualified stock options to purchase 595,000 shares of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company's treasury stock. The Company also adopted the 1999 Stock Option Reload Program under the 1997 Plan, which enables certain key management employees to receive a new reload stock option equal to the total shares tendered by the employee to the Company in order to pay the exercise price and related taxes on the exercise of certain vested stock options. The reload stock option is priced at the fair market value of the common stock on the exercise date.

    In addition, the Company granted certain key management employees non-qualified stock options to purchase 243,000 shares of the common stock of PolyVision and 74,000 shares of the common stock of Superior. Any shares issued upon exercise of these options will be made available only from issued shares of the common stock of PolyVision and shares of the common stock of Superior owned by the Company.

    The Company continues to account for its stock-based compensation plans (including options issued under the plans) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at an exercise price at or above the common stock's fair value. Application of the provisions of APB
No. 25 resulted in a charge to earnings of $1.4 million, $0.8 million, and $0.4 million in fiscal 1997, 1998 and 1999, and no charge during the eight months ended December 31, 1999, respectively, for certain performance-based stock options granted in prior years. However, had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, Alpine's net income, net income applicable to common stock, basic net income per share of common stock and diluted net income per

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

11. STOCK BASED COMPENSATION PLANS (CONTINUED) share of common stock for fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, would approximate the pro forma amounts below:

                                                          YEAR ENDED                YEAR ENDED
                                                        APRIL 30, 1997            APRIL 30, 1998
                                                    -----------------------   -----------------------
                                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                    -----------   ---------   -----------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income........................................    $36,720      $35,688      $15,283      $13,315
Net income applicable to common stock.............     30,950       29,918       15,214       13,246
Basic net income per share of common stock........       1.73         1.67         0.90         0.78
Diluted net income per share of common stock......       1.59         1.53         0.81         0.71

                                                          YEAR ENDED            EIGHT MONTHS ENDED
                                                        APRIL 30, 1999           DECEMBER 31, 1999
                                                    -----------------------   -----------------------
                                                    AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                    -----------   ---------   -----------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income........................................    $13,569      $9,282       $46,386      $42,540
Net income applicable to common stock.............     13,530       9,243        46,360       42,514
Basic net income per share of common stock........       0.82        0.56          3.13         2.87
Diluted net income per share of common stock......       0.72        0.48          2.79         2.60

    The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1997, 1998, and 1999 and the eight months ended December 31, 1999, respectively: dividend yield of 0% for each year; expected volatility of 50%, 45%, 44% and 55%; risk-free interest rate of 6.42%, 5.53%, 4.92% and 6.30%; and expected life of five years, four years, four years and four years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) during fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, was $3.73, $5.70, $6.29 and $5.16, respectively.

    The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January, 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

11. STOCK BASED COMPENSATION PLANS (CONTINUED)

    The following table summarizes stock option activity for fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999:

                                                                               WEIGHTED-
                                                                SHARES      AVERAGE EXERCISE
                                                              OUTSTANDING        PRICE
                                                              -----------   ----------------
Outstanding at April 30, 1996...............................   3,231,744         $ 4.82
  Exercised.................................................    (419,545)          4.66
  Canceled..................................................    (419,576)          3.54
  Granted...................................................     879,747           6.40
                                                              ----------
Outstanding at April 30, 1997...............................   3,272,370           5.38
  Exercised.................................................    (559,880)          4.94
  Canceled..................................................     (56,466)          6.32
  Granted...................................................     184,001          13.83
                                                              ----------
Outstanding at April 30, 1998...............................   2,840,025           5.93
  Exercised.................................................    (111,741)          4.15
  Canceled..................................................     (32,545)         15.34
  Granted...................................................   1,452,714          16.07
                                                              ----------
Outstanding at April 30, 1999...............................   4,148,453           9.38
  Exercised.................................................  (1,475,575)          4.88
  Canceled..................................................    (319,007)         18.57
  Granted...................................................     584,525          13.20
                                                              ----------
Outstanding at December 31, 1999............................   2,938,396
                                                              ==========

    Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 1999 is as follows:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                          NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
      RANGE OF          OF OPTIONS    CONTRACTUAL   EXERCISE   OF OPTIONS    EXERCISE
   EXERCISE PRICES      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
---------------------   -----------   -----------   --------   -----------   --------
     $2.05-$ 5.13          512,624        5.78       $ 4.39       512,624     $ 4.39
     $5.57-$ 8.13          573,025        5.81       $ 7.87       417,388     $ 7.78
     $8.81-$ 9.84           25,622        3.55       $ 9.00        25,622     $ 9.00
           $10.25          597,000        9.22       $10.25            --         --
    $10.31-$12.88          532,210        5.50       $12.42            --         --
    $13.69-$21.00          697,915        8.65       $19.74       207,079     $20.03
                         ---------                              ---------
                         2,938,396        7.10       $11.40     1,162,713     $ 8.49
                         =========                              =========

    Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At December 31, 1999, there are 85,431 shares available for issuance. During fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, noncash compensation expense of $0.9 million, $1.0 million, $0.6 million and $0.3 million, respectively, was

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

11. STOCK BASED COMPENSATION PLANS (CONTINUED) recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan.

12. EMPLOYEE BENEFITS

    Superior provides for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

    The Company sponsors several defined benefit pension plans and unfunded supplemental executive retirement plans (the "SERP"). The SERP provides retirement benefits based on the same formula as in effect under a certain salaried employees' plan, but only takes into account compensation in excess of amounts that can be recognized under the salaried employees plan. The defined benefit pension plans and the SERP generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Assets of the plans consist principally of cash and cash equivalents, short-term investments, equities and fixed income instruments.

    The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the postretirement health care benefit plans during fiscal 1997, 1998 and

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFITS (CONTINUED)
1999 and for the eight months ended December 31, 1999, are presented below, along with amounts recognized in the respective consolidated balance sheets and consolidated statements of operations:

                                       DEFINED BENEFIT PENSION PLANS                   POSTRETIREMENT HEALTH CARE BENEFITS
                              ------------------------------------------------   ------------------------------------------------
                              APRIL 30,   APRIL 30,   APRIL 30,   DECEMBER 31,   APRIL 30,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                1997        1998        1999          1999         1997        1998        1999          1999
                              ---------   ---------   ---------   ------------   ---------   ---------   ---------   ------------
                                                                        (IN THOUSANDS)
Change in benefit
  obligation:
  Benefit obligation at
    beginning of year.......   $ 3,228     $ 5,912    $  7,997      $106,042      $ 1,282     $ 1,265     $ 1,994      $ 2,131
  Impact of acquisitions and
    new plans...............     2,055          --      99,364            --           --          --          --           --
  Service cost..............       169         320       2,676         3,764           43          52          66           50
  Interest cost.............       295         461       3,280         5,051           96         129         137          106
  Plan amendments...........       305          --          --            --           --          --          --           --
  Actuarial (gain) loss.....        --       1,441      (6,175)      (14,662)          --         607          --         (152)
  Impact of foreign currency
    exchange................        --          --          --           (14)
  Benefits paid.............      (140)       (137)     (1,100)       (3,524)        (156)        (59)        (66)         (50)
                               -------     -------    --------      --------      -------     -------     -------      -------
  Benefit obligation at end
    of year.................   $ 5,912     $ 7,997    $106,042      $ 96,657      $ 1,265     $ 1,994     $ 2,131      $ 2,085
                               =======     =======    ========      ========      =======     =======     =======      =======
Change in plan assets:
  Fair value of plan assets
    at beginning of year....   $ 3,263     $ 3,568    $  4,360      $ 84,108      $    --     $    --     $    --      $    --
  Acquisitions..............        --          --      77,060            --           --          --          --           --
  Actual return on plan
    assets..................       233         751       3,445         5,521           --          --          --           --
  Employer contribution.....       212         178         343         2,118          156          59          66           50
  Benefits paid.............      (140)       (137)     (1,100)       (3,524)        (156)        (59)        (66)         (50)
  Impact of foreign currency
    exchange                        --          --          --           (75)
                               -------     -------    --------      --------      -------     -------     -------      -------
  Fair value of plan assets
    at end of year..........   $ 3,568     $ 4,360    $ 84,108      $ 88,148      $    --     $    --     $    --      $    --
                               =======     =======    ========      ========      =======     =======     =======      =======
Funded status...............   $(2,344)    $(3,637)   $(21,934)     $ (8,509)     $(1,265)    $(1,994)    $(2,131)     $(2,085)
Unrecognized actuarial
  (gain) loss...............      (148)        830      (5,430)      (20,655)        (178)        424         411          250
Unrecognized prior service
  cost......................     2,404       2,235       2,056         1,952           --          --          --           --
                               -------     -------    --------      --------      -------     -------     -------      -------
Accrued benefit cost........   $   (88)    $  (572)   $(25,308)     $(27,212)     $(1,443)    $(1,570)    $(1,720)     $(1,835)
                               =======     =======    ========      ========      =======     =======     =======      =======
Amounts recognized in the
  consolidated balance
  sheets consist of:
  Prepaid benefit cost......   $    31     $    35    $     --      $     --      $    --     $    --     $    --      $    --
  Accrued benefit
    liability...............    (1,371)     (2,345)    (28,829)      (28,393)      (1,443)     (1,570)     (1,720)      (1,835)
  Additional minimum
    liability...............        --    --......          --        (1,165)          --          --          --           --
  Intangible asset..........     1,252       1,738       2,056         1,525           --          --          --           --
  Accumulated other
    comprehensive income            --          --       1,465           866           --          --          --           --
  Impact of foreign currency
    exchange................        --          --          --           (45)
                               -------     -------    --------      --------      -------     -------     -------      -------
  Accrued benefit cost......   $   (88)    $  (572)   $(25,308)     $(27,212)     $(1,443)    $(1,570)    $(1,720)     $(1,835)
                               =======     =======    ========      ========      =======     =======     =======      =======
  Components of net periodic
    benefit cost:
  Service cost..............   $   169     $   320    $  2,676      $  3,764      $    43     $    52     $    66      $    50
  Interest cost.............       295         461       3,280         5,051           96         129         137          106
  Expected return on plan
    assets..................      (254)       (281)     (3,256)       (4,894)          --          --          --           --
  Amortization of prior
    service cost............        34         161         162           114           --           5          --           33
  Recognized net actuarial
    loss....................        --          --          56            79           --          --          13          (13)
                               -------     -------    --------      --------      -------     -------     -------      -------
  Net periodic benefit
    cost....................   $   244     $   661    $  2,918      $  4,114      $   139     $   186     $   216      $   176
                               =======     =======    ========      ========      =======     =======     =======      =======

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFITS (CONTINUED)
    The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at April 30, 1997, 1998 and 1999 and December 31, 1999, were determined based upon the following assumptions:

                                      DEFINED BENEFIT PENSION PLANS                     POSTRETIREMENT HEALTH CARE BENEFITS
                           ---------------------------------------------------   --------------------------------------------------
                           APRIL 30,    APRIL 30,    APRIL 30,    DECEMBER 31,    APRIL 30,    APRIL 30,   APRIL 30,   DECEMBER 31,
                              1997         1998         1999          1999          1997         1998        1999          1999
                           ----------   ----------   ----------   ------------   -----------   ---------   ---------   ------------
Discount rate............  7.5%-8.0%    6.5%-7.0%    6.0%-7.0%    6.5%-8.0%      7.5%-7.75%     7.0%        7.0%         8.0%
Expected return on plan
  assets.................  7.5%-8.0%    7.5%-9.5%    8.0%-9.0%    8.0%-9.0%         N/A         N/A         N/A          N/A
Compensation rate........    4.0%         4.0%         4.0%          5.0%           N/A         N/A         N/A          N/A

    During March 1999, the Company implemented unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus and shares issued upon stock option exercises, as defined by the plans. The plan also provides for matching contributions of Company common stock on shares deferred upon exercise of stock options. Shares issued pursuant to the deferred stock component of these plans are held in an irrevocable grantor trust. At December 31, 1999, 0.8 million shares of the Company's common stock issued upon stock option exercises have been deferred and are included in the grantor trust. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets.

    The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, were $0.5 million, $0.9 million, $3.2 million and
$2.7 million, respectively.

    Superior also sponsors an unfunded, nonqualified deferred compensation plan which permitted certain key management employees to annually elect to defer a portion of their compensation and earn a guaranteed interest rate on the deferred amounts. The total amount of participant deferrals and accrued interest, which is reflected in other long-term liabilities, was $5.7 million and $6.4 million at April 30, 1999 and December 31, 1999, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. INCOME TAXES

    The provision (benefit) for income taxes for fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, is comprised of the following:

                                                                  YEAR ENDED               EIGHT MONTHS
                                                       ---------------------------------      ENDED
                                                       APRIL 30,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                                         1997        1998        1999          1999
                                                       ---------   ---------   ---------   ------------
                                                                        (IN THOUSANDS)
Current:
  Federal............................................   $24,686     $19,315     $24,044      $ (1,209)
  State..............................................     2,128       2,959       3,048            --
  Foreign............................................       232       2,484       3,210           229
                                                        -------     -------     -------      --------
  Total current......................................    27,046      24,758      30,302          (980)
                                                        -------     -------     -------      --------
Deferred:
  Federal............................................    15,963      (1,123)     (2,501)       22,552
  State..............................................    (1,385)       (162)       (390)          (96)
  Foreign............................................     1,284         455         133          (357)
                                                        -------     -------     -------      --------
  Total deferred.....................................    15,862        (830)     (2,758)       22,099
                                                        -------     -------     -------      --------
  Total income tax expense...........................   $42,908     $23,928     $27,544      $ 21,119
                                                        =======     =======     =======      ========

    The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for fiscal 1997, 1998 and 1999 and the eight months ended December 31, 1999, because of the effect of the following items:

                                                                 YEAR ENDED               EIGHT MONTHS
                                                      ---------------------------------      ENDED
                                                      APRIL 30,   APRIL 30,   APRIL 30,   DECEMBER 31,
                                                        1997        1998        1999          1999
                                                      ---------   ---------   ---------   ------------
                                                                       (IN THOUSANDS)
Continuing operations:
  Expected income tax expense at U.S. federal
    statutory tax rate..............................  $ 42,405     $21,712     $22,684       $18,536
  State income taxes, net of U.S. federal income tax
    benefit.........................................       400       2,717       2,630         1,745
  Taxes on foreign income at rates which differ from
    the U.S. federal statutory rate.................       360         288         384           380
  Distributions on preferred securities of
    subsidiary trust................................        --          --        (439)       (3,317)
  Gain on reorganization of subsidiary..............     8,247          --          --            --
  Nondeductible goodwill amortization...............       385         382       2,706         4,780
  Change in valuation allowance.....................     1,785        (738)         --            --
  Other, net........................................       295         435         (10)         (378)
                                                      --------     -------     -------       -------
  Provision for income taxes from continuing
    operations......................................    53,877      24,796      27,955        21,746
  Extraordinary loss................................   (10,969)       (868)       (411)         (627)
                                                      --------     -------     -------       -------
    Total income tax expense........................  $ 42,908     $23,928     $27,544       $21,119
                                                      ========     =======     =======       =======

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
realized. Realization of the future tax benefits of deferred tax assets (including tax loss carryforwards) is dependent on Alpine's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is more likely than not that all of the net deferred tax asset, after valuation allowance, will be realized.

    Items that result in deferred tax assets and liabilities and the related valuation allowance at April 30, 1998 and 1999 and December 31, 1999 are as follows:

                                                              APRIL 30,   APRIL 30,   DECEMBER 31,
                                                                1998        1999          1999
                                                              ---------   ---------   ------------
                                                                         (IN THOUSANDS)
Deferred tax assets:
  Inventory.................................................   $ 3,276     $    --      $     --
  Sale/leaseback............................................     1,930       1,950         1,875
  Accruals not currently deductible for tax.................     2,347      23,939        18,453
  Pension and postretirement benefits.......................     1,195       9,945        13,535
  Compensation expense related to unexercised stock options
    and stock grants........................................     1,220       1,152         1,561
  Net operating loss carryforwards..........................     8,319       7,827        15,297
  Alternative minimum tax credit carryforwards..............     2,500       2,500           500
  Other.....................................................     1,231       2,130         5,810
                                                               -------     -------      --------
  Total deferred tax assets.................................    22,018      49,443        57,031
  Less valuation allowance..................................     8,319       6,595            --
                                                               -------     -------      --------
  Net deferred tax assets...................................    13,699      42,848        57,031
                                                               -------     -------      --------
Deferred tax liabilities:
  Depreciation..............................................    10,891      94,705        88,125
  Inventory.................................................        --       6,807        10,830
  Long-term investments.....................................    20,757      22,920        50,829
  Other.....................................................     9,574      13,220        22,905
                                                               -------     -------      --------
    Total deferred tax liabilities..........................    41,222     137,652       172,689
                                                               -------     -------      --------
    Net deferred tax liability..............................   $27,523     $94,804      $115,658
                                                               =======     =======      ========

    At December 31, 1999, Alpine had unused federal net operating loss carryforwards of approximately $11.2 million and significant state operating loss carryforwards that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

    The Company provides taxes on undistributed earnings of certain domestic subsidiaries and investments based on anticipated taxable distributions. U.S. income taxes have not been provided for undistributed earnings of certain foreign subsidiaries whose earnings are considered to be indefinitely reinvested. If

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
distributed, the Company would be subject to both U.S. income tax and withholding taxes payable to various foreign countries.

14. RESTRUCTURING AND UNUSUAL CHARGES

    During fiscal 1999, the Company recorded nonrecurring and unusual charges of $7.3 million consisting of a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and $4.4 million in charges primarily associated with the evaluation of management information systems at Essex.

    During the eight months ended December 31, 1999, the Company recorded unusual charges of $4.7 million, which included (i) a $1.3 million charge related to restructuring activities at Superior Israel, (ii) $2.1 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, (iii) $0.9 million in charges associated with the evaluation of management information systems and (iv) $0.4 million of start-up costs for the Company's Torreon, Mexico magnet wire facility.

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation cost, $11.9 million of facility consolidation cost, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During the eight months ended December 31, 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination by $1.4 million. The net increase to the accrual of $6.2 million has been reflected as an increase in goodwill. As of December 31, 1999, $14.7 million, $4.3 million, $3.0 million and $1.4 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring will result in the severance of approximately 1,100 employees, of which four have yet to be terminated at December 31, 1999. All significant aspects of the plan are expected to be completed by June 2000.

    During fiscal 1999, the Company also wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. During the eight months ended December 31, 1999, the Company adjusted the carrying value of certain fixed assets by $17.3 million to reflect their net realizable value. These adjustments have been reflected as increases to goodwill.

    SUPERIOR ISRAEL

    On December 31, 1998, Superior Israel purchased Cvalim. Included in the allocated purchase price was a $3.5 million provision for the restructuring of Cvalim's manufacturing and corporate functions. The provisions included
$2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. During fiscal 1999, Superior Israel recorded a $2.9 million restructuring charge, which

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

14. RESTRUCTURING AND UNUSUAL CHARGES (CONTINUED) included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. All aspects of the restructuring plan have been completed. As of December 31, 1999, approximately $5.1 million has been incurred and paid related to employee termination and severance costs and $0.9 million has been incurred and paid related to other miscellaneous costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions within Cvalim, and approximately 146 positions have been eliminated.

    During the eight months ended December 31, 1999, Superior Israel recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. The restructuring actions will result in the elimination of approximately 35 positions, most of which are manufacturing related employees. All aspects of the restructuring plan are expected to be completed during the year 2000.

15. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

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

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 1999, the Company had no forward exchange sales contracts, but did have $1.9 million of purchase contracts whose fair value approximated the contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid. The related amounts due to or from counterparties are included in other liabilities or other assets.

    COMMODITY PRICE RISK MANAGEMENT

    The cost of copper, the Company's most significant raw material, has been subject to considerable volatility over the past several years. So that the Company may manage the matching of the copper component of customer product pricing with the copper cost component of the inventory shipped, the Company enters into futures contracts as qualifying hedges. At December 31, 1999, the Company had sales contracts for 12.5 million copper pounds, or $10.1 million, with an estimated fair value of $10.8 million. Unrealized gains and losses on the qualified hedges, as appropriate, are included in other assets and are recognized when the related underlying copper is purchased or sold or when a sale is no longer expected to occur.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

16. COMMITMENTS AND CONTINGENCIES

    Total rent expense under cancelable and noncancelable operating leases was $1.1 million, $1.6 million, $8.0 million and $8.5 million during fiscal 1997, 1998 and 1999 and for the eight months ended December 31, 1999, respectively.

    At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2000........................................................     $10,468
2001........................................................       7,387
2002........................................................       6,018
2003........................................................       5,181
2004........................................................       4,615
Thereafter..................................................       8,256
                                                                 -------
                                                                 $41,925
                                                                 =======

    Approximately 35% of the Company's total labor force is covered by collective bargaining agreements.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

    In connection with Essex's 1988 acquisition of Essex Group, Inc., United Technologies Corporation ("UTC"), Essex's former parent, has indemnified Essex against all losses resulting from or in connection with damage or pollution to the environment and arising from events, operations, or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at February 29, 1988, known to UTC prior to February 29, 1988. The sites covered by the indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. UTC also provided an additional environmental indemnity which deals with liabilities related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which became known prior to February 28, 1993. As to such liabilities, the Company is responsible for the first $4 million incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

    Essex has been named as a defendant in a limited number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in defense of these lawsuits, and the insurers have undertaken and are currently defending and, if it should become necessary, indemnifying Essex against such asbestos lawsuits, subject to the express terms and limits of their respective policies.

    The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

16. COMMITMENTS AND CONTINGENCIES (CONTINUED) billed to the customers. At December 31, 1999, the Company had forward fixed price purchase commitments for 46.4 million copper pounds.

    Pursuant to the Premier Merger Agreement dated May 28, 1999 between Alpine, Premier, Cookson and PRI Acquisition, Alpine agreed, subject to certain limited exceptions, that for a period of five years following the date of the Premier merger, it would not compete with Cookson in any business which is competitive with Premier's business as of such date. Additionally, pursuant to the Premier Merger Agreement, Alpine extended to Cookson certain customary warranties and representations relating to Premier, its assets and operations and indemnified Cookson and certain related parties (the "Cookson Parties") against any losses the Cookson Parties might suffer or incur ("Losses") arising out of any breach thereof, any breach of any covenant of Alpine and Premier or certain taxes relating to the repayment of specified Premier indebtedness (the "Alpine Indemnity"). Also, Alpine agreed to indemnify the Cookson Parties against any Losses arising out of third-party environmental claims directly relating to
(i) off-site transportation, treatment, storage or disposal prior to the merger date of "hazardous substances" generated by Premier or its predecessors or
(ii) any real property formerly owned, leased or operated by Premier and its predecessors (collectively the "Environmental Indemnity"). Subject to certain exceptions set out in the Premier Merger Agreement, the liabilities of Alpine under the Alpine Indemnity are subject to (i) with respect to breaches of representations of warranties of Alpine, individual and aggregate threshold amounts of $50,000 and $1,000,000, respectively, and (ii) a maximum liability cap of $50 million. In addition, the Environmental Indemnity is subject to a maximum liability cap of $10 million. No claim under the Environmental Indemnity may be made after May 31, 2000, and no claim under the Alpine Indemnity based upon any breach of warranty or representation of Alpine made under the Premier Merger Agreement may be made after May 31, 2000, except that claims based upon any alleged breach of Alpine's warranties and representations relating to tax and specified employee benefits matters, may be asserted until the expiration of the respective periods set by applicable statutes of limitation.

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

17. RELATED PARTY TRANSACTIONS

    At December 31, 1999, Alpine has loaned certain officers $1.0 million relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%. During fiscal 1999, the Company agreed to forgive a $300,000 loan made by the Company in June 1987 to an executive of the Company to finance the exercise of certain stock options, with such forgiveness to occur over a four year period, subject to certain employment conditions.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

18. PREFERRED STOCK

    Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

    At December 31, 1999, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

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

19. SUPERIOR TRUST CONVERTIBLE PREFERRED SECURITIES

    On March 31, 1999, Superior Trust I (the "Trust"), a trust in which Superior owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are Superior's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate face amount equivalent to approximately 103% of the liquidation value of the Trust Convertible Preferred Securities issued. Superior has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of Superior at the rate of 1.1496 shares of Superior's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

19. SUPERIOR TRUST CONVERTIBLE PREFERRED SECURITIES (CONTINUED) subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Security, plus accrued and unpaid dividends.

    The Trust Convertible Preferred Securities are not redeemable before
April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed by Superior at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, Superior has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share redemption cash redemption price of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of Superior's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate equals or exceeds $65.00 per share. Superior has reserved 3,830,788 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

    Superior may cause the Trust to defer the payment of dividends for successive periods of up to 20 consecutive quarters. During such periods, accrued dividends on the Trust Convertible Preferred Securities will accrue interest at the rate of 8 1/2% per annum and Superior may not declare or pay dividends on its common stock. Also during such period, if holders of Trust Convertible Preferred Securities convert such securities into Superior common stock, the holder will not receive any cash related to the deferred dividends.

    The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities.

20. STOCKHOLDER RIGHTS AGREEMENT

    On February 17, 1999, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock, (the "Common Shares"), payable to the stockholders of record on March 1, 1999, (the "Record Date"). The Board of Directors also authorized and directed the issuance of one Right with respect to each Common Share issued thereafter until the Distribution Date (as defined below) or the earlier redemption or expiration of the Rights.

    Except as set forth below, each Right, when it becomes exercisable, entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value, 200,000 shares authorized, (the "Preferred Shares"), at a price of $75.00, subject to adjustment (the "Purchase Price"). Initially, the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) the tenth day after a person or entity (a "Person") or group of affiliated or associated Persons (a "Group") having acquired beneficial ownership of 15% or more of the outstanding Common Shares (except pursuant to a Permitted Offer, as hereinafter defined); or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a Person or Group becoming an Acquiring Person (as hereinafter defined) (the earliest of such dates being called the "Distribution Date"). A Person or Group whose

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

20. STOCKHOLDER RIGHTS AGREEMENT (CONTINUED) acquisition of Common Shares causes a Distribution Date pursuant to clause (i) above is an "Acquiring Person". The date that a Person or Group becomes an Acquiring Person is the "Stock Acquisition Date."

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

    The Rights are not exercisable until the distribution date and will expire at the close of business February 17, 2009, unless earlier redeemed by the Company.

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

21. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes
(i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications. The OEM segment includes magnet wire, automotive wire, and related products. The electrical segment includes building and industrial wire and cable.

    The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

21. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

                                                              YEAR ENDED               EIGHT MONTHS
                                                  ----------------------------------      ENDED
                                                  APRIL 30,   APRIL 30,   APRIL 30,    DECEMBER 31,
                                                    1997        1998         1999          1999
                                                  ---------   ---------   ----------   ------------
                                                                   (IN THOUSANDS)
Net sale(a):
  Communications................................  $463,840    $516,599    $  626,769    $  507,762
  OEM...........................................        --          --       269,267       433,471
  Electrical....................................        --          --       247,209       429,152
                                                  --------    --------    ----------    ----------
                                                  $463,840    $516,599    $1,143,245    $1,370,385
                                                  ========    ========    ==========    ==========
Depreciation and amortization expense:
  Communications................................  $  7,569    $  8,330    $   14,100    $   11,850
  OEM...........................................        --          --         4,381         6,863
  Electrical....................................        --          --         2,895         4,432
  Corporate and other...........................     1,907       1,875         7,771        17,403
                                                  --------    --------    ----------    ----------
                                                  $  9,476    $ 10,205    $   29,147    $   40,548
                                                  ========    ========    ==========    ==========
Operating income (loss):
  Communications................................  $ 64,061    $ 80,975    $  114,751    $   86,849
  OEM...........................................        --          --        32,788        58,317
  Electrical....................................        --          --        15,827        21,935
  Corporate and other...........................    (9,812)    (10,566)      (24,660)      (15,320)
  Non recurring and unusual charges.............        --          --        (7,282)       (4,660)
  Amortization of goodwill......................    (1,726)     (1,715)       (8,369)      (13,778)
                                                  --------    --------    ----------    ----------
                                                  $ 52,523    $ 68,694    $  123,055    $  133,343
                                                  ========    ========    ==========    ==========
Total assets:
  Communications................................  $239,711    $230,700    $  488,247    $  510,537
  OEM...........................................        --          --       282,888       307,908
  Electrical....................................        --          --       275,392       289,349
  Corporate and other...........................    45,576      48,229     1,027,949     1,075,835
                                                  --------    --------    ----------    ----------
                                                   285,287     278,929     2,074,476     2,183,629
  Discontinued operations.......................    18,552      41,480        34,557            --
                                                  --------    --------    ----------    ----------
                                                  $303,839    $320,409    $2,109,033    $2,183,629
                                                  ========    ========    ==========    ==========

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

21. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                              YEAR ENDED               EIGHT MONTHS
                                                  ----------------------------------      ENDED
                                                  APRIL 30,   APRIL 30,   APRIL 30,    DECEMBER 31,
                                                    1997        1998         1999          1999
                                                  ---------   ---------   ----------   ------------
                                                                   (IN THOUSANDS)
Capital expenditures:
  Communications................................  $  9,807    $ 18,488    $   23,072    $   21,901
  OEM...........................................        --          --         7,694        19,505
  Electrical....................................        --          --         7,564         6,327
  Corporate and other...........................       538       1,020         5,571         9,337
                                                  --------    --------    ----------    ----------
                                                  $ 10,345    $ 19,508    $   43,901    $   57,070
                                                  ========    ========    ==========    ==========

------------------------

(a) Five customers accounted for 19%, 17%, 16%, 14%, and 14% of sales in fiscal 1997; five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998; and no customers accounted for more than 10% of net sales in fiscal 1999 or for the eight months ended December 31, 1999.

    The following provides information about domestic and foreign operations for the fiscal years ended April 30, 1997, 1998 and 1999 and the eight months ended December 31, 1999:

                                                              YEAR ENDED               EIGHT MONTHS
                                                  ----------------------------------      ENDED
                                                  APRIL 30,   APRIL 30,   APRIL 30,    DECEMBER 31,
                                                    1997        1998         1999          1999
                                                  ---------   ---------   ----------   ------------
                                                                   (IN THOUSANDS)
Net sales:
  United States.................................  $421,126    $472,019    $  997,792    $1,219,465
  Canada........................................    42,714      44,580        43,757        23,801
  Israel........................................        --          --        83,368        95,944
  United Kingdom................................        --          --        18,328        31,175
                                                  --------    --------    ----------    ----------
                                                  $463,840    $516,599    $1,143,245    $1,370,385
                                                  ========    ========    ==========    ==========
Long-lived assets:
  United States.................................              $ 73,575    $  422,197    $  399,444
  Canada........................................                10,773        12,832        13,431
  Israel........................................                    --        65,416        74,093
  United Kingdom................................                    --         9,490        14,093
  Mexico........................................                    --         1,642        14,702
                                                              --------    ----------    ----------
                                                              $ 84,348    $  511,577    $  515,763
                                                              ========    ==========    ==========

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  FISCAL 1998
                                           ----------------------------------------------------------
                                                           QUARTER ENDED
                                           ---------------------------------------------   YEAR ENDED
                                           JULY 31    OCTOBER 31   JANUARY 31   APRIL 30    APRIL 30
                                           --------   ----------   ----------   --------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................  $131,233    $139,212     $113,661    $132,493    $516,599
Gross profit.............................    24,342      25,342       21,680      27,877      99,241
Operating income.........................    17,223      18,153       13,648      19,670      68,694
Minority interest........................    (4,854)     (5,241)      (4,212)     (5,989)    (20,296)
Income from continuing operations........     3,844       4,421        3,533       5,143      16,941
Discontinued operations..................     1,023       1,165       (2,211)       (171)       (194)
Extraordinary (loss) on early
  extinguishment of debt.................      (389)       (832)          --        (243)     (1,464)
                                           --------    --------     --------    --------    --------
      Net income.........................  $  4,478    $  4,754     $  1,322    $  4,729    $ 15,283
                                           ========    ========     ========    ========    ========
Net income per diluted share of common
  stock:
  Income from continuing operations......  $   0.21    $   0.24     $   0.18    $   0.27    $   0.90
  Discontinued operations................      0.05        0.06        (0.12)      (0.01)      (0.01)
  Extraordinary (loss) on early
    extinguishment of debt...............     (0.02)      (0.04)          --       (0.01)      (0.08)
                                           --------    --------     --------    --------    --------
      Net income per diluted share of
        common stock (a).................  $   0.24    $   0.25     $   0.07    $   0.25    $   0.81
                                           ========    ========     ========    ========    ========

                                                                 FISCAL 1999
                                          ----------------------------------------------------------
                                                          QUARTER ENDED
                                          ---------------------------------------------   YEAR ENDED
                                          JULY 31    OCTOBER 31   JANUARY 31   APRIL 30   APRIL 30,
                                          --------   ----------   ----------   --------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................  $156,874    $146,097     $326,714    $513,560   $1,143,245
Gross profit............................    34,296      33,472       63,169     101,657      232,594
Operating income........................    23,874      23,923       22,920      52,338      123,055
Minority interest.......................    (6,930)     (7,086)       2,405      (7,082)     (18,693)
Income from continuing operations.......     4,737       5,917        1,195       5,061       16,910
Discontinued operations.................     1,503        (209)        (170)     (3,831)      (2,707)
Extraordinary (loss) on early
  extinguishment of debt................        --          --         (634)         --         (634)
                                          --------    --------     --------    --------   ----------
  Net income............................  $  6,240    $  5,708     $    391    $  1,230   $   13,569
                                          ========    ========     ========    ========   ==========

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                  FISCAL 1999
                                           ----------------------------------------------------------
                                                           QUARTER ENDED
                                           ---------------------------------------------   YEAR ENDED
                                           JULY 31    OCTOBER 31   JANUARY 31   APRIL 30   APRIL 30,
                                           --------   ----------   ----------   --------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income per diluted share of common
  stock:
  Income from continuing operations......  $   0.24    $   0.31     $   0.07    $   0.29    $   0.91
  Discontinued operations................      0.08       (0.01)       (0.01)      (0.21)      (0.15)
  Extraordinary (loss) on early
    extinguishment of debt...............        --          --        (0.04)         --       (0.04)
                                           --------    --------     --------    --------    --------
      Net income per diluted share of
        common stock (a).................  $   0.32    $   0.30     $   0.02    $   0.08    $   0.72
                                           ========    ========     ========    ========    ========

                                                                         1999
                                                   -------------------------------------------------
                                                                                            EIGHT
                                                       QUARTER ENDED       TWO MONTHS      MONTHS
                                                   ---------------------      ENDED         ENDED
                                                   JULY 31    OCTOBER 31   DECEMBER 31   DECEMBER 31
                                                   --------   ----------   -----------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................  $515,189    $528,331     $326,865     $1,370,385
Gross profit.....................................    96,599     101,117       56,578        254,294
Operating income.................................    52,172      56,536       24,635        133,343
Minority interest................................    (6,064)     (5,175)        (165)       (11,404)
Income from continuing operations................     6,012       5,665          330         12,007
Discontinued operations..........................        --      35,369           --         35,369
Extraordinary (loss) on early extinguishment of
  debt...........................................      (836)         --         (154)          (990)
                                                   --------    --------     --------     ----------
      Net income.................................  $  5,176    $ 41,034     $    176     $   46,386
                                                   ========    ========     ========     ==========
Net income per diluted share of common stock:
  Income from continuing operations..............  $   0.34    $   0.32     $   0.02     $     0.68
  Discontinued operations........................        --        2.17           --           2.17
  Extraordinary (loss) on early extinguishment of
    debt.........................................     (0.05)         --        (0.01)         (0.06)
                                                   --------    --------     --------     ----------
      Net income per diluted share of common
        stock (a)................................  $   0.29    $   2.49     $   0.01     $     2.79
                                                   ========    ========     ========     ==========

------------------------

(a) Net income per diluted share of common stock for the fiscal years and the eight month period is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarters may not equal the net income per share for the twelve-months ended April 30, 1998 and 1999 and the eight months ended December 31, 1999.

                                                                      SCHEDULE I

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              APRIL 30,   APRIL 30,   DECEMBER 31,
                                                                1998        1999          1999
                                                              ---------   ---------   ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,804    $ 17,253      $  5,237
  Marketable securities.....................................    15,672      14,957         7,841
  Other current assets......................................     9,197       4,586         3,937
                                                              --------    --------      --------
      Total current assets..................................    30,673      36,796        17,015
Investment in consolidated subsidiaries.....................    85,335      87,372        59,754
Property, plant and equipment, net..........................     1,227       1,277         1,849
Long-term investments and other assets......................    14,764      30,561       164,411
                                                              --------    --------      --------
      Total assets..........................................  $131,999    $156,006      $243,029
                                                              ========    ========      ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $     33    $     39      $     79
  Accounts payable..........................................       739         853            46
  Accrued expenses..........................................     3,996       6,409         9,030
  Advances and loans from subsidiaries......................     2,410       4,272          (612)
                                                              --------    --------      --------
      Total current liabilities.............................     7,178      11,573         8,543
Long-term debt, less current portion........................    22,011      61,865        82,877
Other long-term liabilities.................................    25,295      26,185        56,626
                                                              --------    --------      --------
      Total liabilities.....................................    54,484      99,623       148,046
                                                              --------    --------      --------
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value...................................................       427         427           427
  Common stock, $.10 par value; authorized 25,000,000
    shares; 19,865,990 shares, 20,096,479 shares and
    21,663,041 shares issued at April 30, 1998 and 1999, and
    December 31, 1999, respectively.........................     1,986       2,009         2,166
  Capital in excess of par value............................   136,598     138,860       158,268
  Accumulated other comprehensive income (deficit)..........      (814)     (5,222)          451
  (Accumulated deficit) retained earnings...................   (32,834)    (19,304)       27,056
                                                              --------    --------      --------
                                                               105,363     116,770       188,368
  Shares of common stock in treasury, at cost; 1998,
    2,704,732 shares; 1999, 4,923,932 shares................   (26,890)    (59,398)      (92,396)
  Receivable from stockholders..............................      (958)       (989)         (989)
                                                              --------    --------      --------
    Total stockholders' equity..............................    77,515      56,383        94,983
                                                              --------    --------      --------
      Total liabilities and stockholders' equity............  $131,999    $156,006      $243,029
                                                              ========    ========      ========

                                                                   SCHEDULE I
                                                                   (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                          EIGHT
                                                                                          MONTHS
                                                           YEAR ENDED APRIL 30,           ENDED
                                                      ------------------------------   DECEMBER 31,
                                                        1997       1998       1999         1999
                                                      --------   --------   --------   ------------
Revenues:
  Interest income...................................  $  1,902   $ 3,808    $   316         3,461
  Intercompany interest.............................    14,298        37         39            --
  Gain on sale of subsidiary........................    80,397        --         --            --
  Other income......................................        73        43     10,686            --
                                                      --------   -------    -------       -------
                                                        96,670     3,888     11,041         3,461
                                                      --------   -------    -------       -------
Expenses:
  General and administrative........................     8,086     5,064      7,806         5,518
  Interest expense..................................    14,825     2,665      4,037         4,471
                                                      --------   -------    -------       -------
                                                        22,911     7,729     11,843         9,989
                                                      --------   -------    -------       -------
                                                        73,759    (3,841)      (802)       (6,528)
(Provision) benefit for income taxes................   (34,912)    1,435         73         2,503
                                                      --------   -------    -------       -------
                                                        38,847    (2,406)      (729)       (4,025)
  Equity in net income of affiliates................        --        --         --         2,196
  Equity in net income (loss) of subsidiaries, net,
    before extraordinary (loss).....................    17,289    18,764     14,298        47,588
                                                      --------   -------    -------       -------
Income before extraordinary (loss)..................    56,136    16,358     13,569        45,759
Extraordinary (loss) on early extinguishment of
  debt..............................................   (19,416)   (1,075)        --           627
                                                      --------   -------    -------       -------
  Net income........................................  $ 36,720   $15,283    $13,569       $46,386
                                                      ========   =======    =======       =======

                                                                   SCHEDULE I
                                                                   (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         EIGHT
                                                                                         MONTHS
                                                         YEAR ENDED APRIL 30,            ENDED
                                                    -------------------------------   DECEMBER 31,
                                                      1997        1999       1999         1999
                                                    ---------   --------   --------   ------------
Cash flows provided by operating activities.......  $   5,298   $  2,234   $  7,600     $(27,954)
                                                    ---------   --------   --------     --------
Cash flows from investing activities:
  Capital expenditures............................       (538)    (1,020)      (311)        (791)
  Proceeds from (investment in) marketable
    securities....................................     (8,094)       135        715        7,619
  Purchase of subsidiary common stock.............         --         --       (740)          --
  Payments received from subsidiary preferred
    stock.........................................     11,300         --         --           --
  Dividends received from subsidiaries, net of
    tax...........................................     78,159        507      1,525           --
  Loan/advances to PolyVision Corporation.........     (2,467)      (145)        --           --
  Investment in Polyvision Corporation............         --         --     (5,000)      (2,000)
  Other...........................................         --        248         --
                                                    ---------   --------   --------     --------
Cash flows provided by (used for) investing
  activities......................................     78,360       (275)    (3,811)       4,828
                                                    ---------   --------   --------     --------
Cash flows from financing activities:
  (Repayments) borrowings under revolving credit
    facility, net.................................    (48,654)        --     39,700       30,300
  Long-term borrowings............................         --     10,665         --          785
  Repayments of long-term borrowings..............   (135,535)    (9,840)       (32)     (10,033)
  Debt issuance costs.............................         --       (400)      (280)        (850)
  Dividends on preferred stock....................       (575)       (69)       (39)         (25)
  Proceeds from stock options exercised...........      1,835      2,618        333        1,195
  Advances and loans to subsidiaries, net.........    141,232        108         --           35
  Redemption of preferred stock...................    (15,026)        --         --
  Purchase of treasury shares.....................    (11,994)   (14,760)   (32,508)     (16,330)
  Other...........................................         --       (101)       486        6,033
                                                    ---------   --------   --------     --------
Cash flows (used for) provided by financing
  activities......................................    (68,717)   (11,779)     7,660       11,110
                                                    ---------   --------   --------     --------
Net increase (decrease) in cash and cash
  equivalents.....................................     14,941     (9,820)    11,449      (12,016)
Cash and cash equivalents at beginning of year....        683     15,624      5,804       17,253
                                                    ---------   --------   --------     --------
Cash and cash equivalents at end of year..........  $  15,624   $  5,804   $ 17,253     $  5,237
                                                    =========   ========   ========     ========
Supplemental cash flow disclosures:
  Cash paid for interest..........................  $  18,134   $  2,521   $  3,194     $  4,065
                                                    =========   ========   ========     ========
  Cash paid (refunded) for income taxes, net......  $  18,895   $ (3,592)  $ (8,426)    $  8,450
                                                    =========   ========   ========     ========

                                                                   SCHEDULE I
                                                                   (CONTINUED)

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                                   APPENDIX A

                                                              APRIL 30,   APRIL 30,   DECEMBER 31,
                                                                1998        1999          1999
                                                              ---------   ---------   ------------
                                                                         (IN THOUSANDS)
Long-term debt consists of:
12.25% Senior Secured Notes (due 2003, principal amount
  $12.2 million at April 30, 1998 and 1999, respectively)...   $11,361     $11,553       $11,665
Term loan (due 2001, interest at LIBOR plus 2.0%)...........    10,000      10,000            --
Revolving credit facility...................................        --      39,700        70,000
Other.......................................................       683         651         1,291
                                                               -------     -------       -------
                                                                22,044      61,904        82,956
Less current portion........................................        33          39            79
                                                               -------     -------       -------
                                                               $22,011     $61,865       $82,877
                                                               =======     =======       =======

    Minimum current maturities of long-term debt outstanding as of April 30, 1999 are as follows:

FISCAL YEAR                                                       AMOUNT
-----------                                                   --------------
                                                              (IN THOUSANDS)
2000........................................................     $    79
2001........................................................          85
2002........................................................      70,093
2003........................................................      11,768
2004........................................................         110
Thereafter..................................................         821
                                                                 -------
                                                                 $82,956
                                                                 =======

                                                                     SCHEDULE II

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         YEAR ENDED APRIL 30, 1999 AND
                    THE EIGHT MONTHS ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                     -----------------------
                                       BALANCE AT    CHARGED TO   CHARGED TO
                                      BEGINNING OF   COSTS AND      OTHER                       BALANCE AT
DESCRIPTION                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(A)   END OF PERIOD
-----------                           ------------   ----------   ----------   -------------   -------------
YEAR ENDED APRIL 30, 1999:
Allowance for restructuring
  activities........................     $    --       $2,881       $33,088(b)   $ (4,854)        $31,115
EIGHT MONTHS ENDED DECEMBER 31,
  1999:
Allowance for restructuring
  activities........................      31,115        1,321         6,231(b)    (24,341)         14,326

------------------------

(a) Payments for restructuring liabilities

(b) Accrued as a component of acquisition purchase price