Form 10-K/A
period 1999-12-31
ALPINE GROUP INC /DE/
filed 2000-05-01
CIK 4164

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

           For the transition period from May 1, 1999 to December 31,
           1999

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                      -----------------------
Common Stock, par value $.10 per share.................  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/


    At April 7, 2000, the registrant had 15,010,057 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on such date was approximately $109,698,910, based on the closing price of $9.688 per share of such common stock on such date.

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

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The Board of Directors of the Company consists of three classes of directors, with terms expiring in successive years. The terms of Messrs. Byers, Harrison and Janson expire in 2000, the terms of Messrs. Elbaum, Kanely and Schut expire in 2001, and the term of Mr. Jansing expires in 2002.

                                                    YEAR
                                                   FIRST
                                                  ELECTED     POSITION WITH THE COMPANY AND OTHER BUSINESS
NAME                                     AGE      DIRECTOR                     EXPERIENCE
----                                   --------   --------   -----------------------------------------------
Kenneth G. Byers, Jr.................     56        1993     President and sole shareholder of Byers
                                                             Engineering Company, a telecommunications
                                                             technical services and software firm, since
                                                             1971.

Steven S. Elbaum.....................     51        1980     Chairman of the Board of Directors and Chief
                                                             Executive Officer of the Company since 1984.
                                                             Chairman of the Board of Directors and Chief
                                                             Executive Officer of Superior TeleCom Inc., a
                                                             manufacturer of wire and cable products and the
                                                             Company's majority owned subsidiary ("Superior
                                                             TeleCom"), since 1996. Chairman of the Board of
                                                             Directors of Superior Cables Limited (formerly
                                                             known as Cables of Zion United Works, Ltd.), an
                                                             Israel-based, publicly traded wire and cable
                                                             manufacturer and Superior TeleCom's majority
                                                             owned subsidiary, and PolyVision Corporation,
                                                             an information display company ("PolyVision").
                                                             A director of Interim Services, Inc., a
                                                             provider of value added staffing and health
                                                             care services, and Vestaur Securities, Inc., an
                                                             investment company.

Randolph Harrison....................     67        1980     Private investor and consultant to Poten &
                                                             Partners, Inc., an energy and shipping industry
                                                             consulting firm.

John C. Jansing......................     74        1978     Private investor. A director of Vestaur
                                                             Securities, Inc. and 14 Lord Abbett mutual
                                                             funds.

Ernest C. Janson, Jr.................     77        1987     A partner with Coopers & Lybrand LLP,
                                                             independent public accountants, until his
                                                             retirement in 1985.

James R. Kanely......................     58        1993     Private investor. President and Chief Operating
                                                             Officer of the Company from November 1993 to
                                                             October 1995. Prior thereto, President of
                                                             Superior TeleTec Inc., a manufacturer of wire
                                                             and cable products. A director of PolyVision.

Bragi F. Schut.......................     59        1983     Executive Vice President of the Company since
                                                             1986. A director of Superior TeleCom, Superior
                                                             Cables Limited and PolyVision.

EXECUTIVE OFFICERS

    Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board of Directors.

NAME                                     AGE      POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE
----                                   --------   --------------------------------------------------------
Steven S. Elbaum.....................     51      Chairman of the Board of Directors and Chief Executive
                                                  Officer of the Company since 1984. Chairman of the Board
                                                  of Directors and Chief Executive Officer of Superior
                                                  TeleCom since 1996.

Bragi F. Schut.......................     59      Executive Vice President of the Company since 1986.

Stephen M. Johnson...................     51      Executive Vice President and Chief Operating Officer of
                                                  the Company since November 1995. President of Premier
                                                  Refractories Inc., a refractories products and services
                                                  company and a former subsidiary of the Company, from
                                                  April 1994 through October 1995.

David S. Aldridge....................     45      Chief Financial Officer of the Company since November
                                                  1993 and Treasurer since January 1994. Chief Financial
                                                  Officer and Treasurer of Superior TeleCom since 1996.

Stewart H. Wahrsager.................     50      Senior Vice President, General Counsel and Secretary of
                                                  the Company since January 1996 and Secretary of Superior
                                                  TeleCom since 1996. Prior thereto he was a partner in
                                                  the New York law firm of Rubin Baum Levin Constant &
                                                  Friedman.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


    Based solely on a review of the reports and representations furnished to the Company during the eight months ended December 31, 1999, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements.


ITEM 11. EXECUTIVE COMPENSATION.


    The following table sets forth certain information during the eight months ended December 31, 1999 and each of the Company's two fiscal years ended
April 30, 1999 and April 30, 1998 with respect to compensation earned by or paid to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                          ANNUAL COMPENSATION(1)              COMPENSATION AWARDS
                                                  --------------------------------------    -----------------------
                                        FISCAL                             OTHER ANNUAL     RESTRICTED      OPTION
NAME AND PRINCIPAL POSITION              YEAR      SALARY     BONUS (3)    COMPENSATION       STOCK         SHARES      OTHER(11)
---------------------------            --------   --------    ----------   -------------    ----------     --------     ---------
Steven S. Elbaum.....................    1999t    $431,250(2) $       --     $ 75,060(4)    $1,449,501(7)  334,111(8)    $25,484
  Chairman and Chief                     1999      555,000(2)  1,160,000      150,013(5)                   523,960(9)     34,014
  Executive Officer                      1998      540,000(2)    650,000      134,006(5)                   280,350(10)    13,043

Bragi F. Schut.......................    1999t    $217,500    $       --                    $  507,502(7)   98,560(8)    $22,362
  Executive Vice President               1999      278,000       468,000                                   229,420(9)     56,554
                                         1998      270,000       293,000                                    70,200(10)    33,425

Stephen M. Johnson...................    1999t    $222,048    $  325,000                                    22,082(8)    $17,183
  Executive Vice President and Chief     1999      321,000       121,000                                    88,000        18,816
  Operating Officer                      1998      312,000       250,000                                    27,750(10)    14,930

David S. Aldridge....................    1999t    $180,000    $       --     $ 16,133(6)    $  397,498(7)   25,276(8)    $20,299
  Chief Financial Officer                1999      245,000       409,000       43,658(5)                   177,300(9)     29,581
                                         1998      240,000       250,000      119,953(5)                    70,200(10)    24,844

Stewart H. Wahrsager.................    1999t    $138,462    $       --                    $  174,745(7)    8,821(8)    $17,774
  Senior Vice President, General         1999      183,000       144,000                                    93,150(9)     17,658
  Counsel and Secretary                  1998      178,000       144,400                                     8,250(10)    15,004

------------------------

t   Denotes the eight-month period ended December 31, 1999.

(1) The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2) Does not include salary of $116,667, $175,000 and $175,000 paid to Mr. Elbaum by Superior TeleCom during the eight months ended December 31, 1999 and the fiscal years ended April 30, 1999 and April 30, 1998, respectively, under his employment agreement with such entity. See "Item 13. Certain Relationships and Related Transactions."


(3) Includes payments made pursuant to the annual cash incentive bonus program of the Company and discretionary cash bonuses awarded by the Executive Compensation and Organization Committee (the "Compensation Committee"). Included also are deferrals of $300,000 and $125,000 for Messrs. Elbaum and Schut, respectively, made during fiscal 1999 to the Company's Deferred Cash Account Plan. Mr. Johnson's fiscal 1999 bonus represents only the annual cash incentive bonus and his bonus for the eight months ended December 31, 1999 represents a discretionary bonus paid to Mr. Johnson in January 2000 in relation to the sale by the Company of its former Premier Refractories International Inc. subsidiary. Other than such bonus paid to Mr. Johnson, bonuses for the eight months ended December 31, 1999 have not yet been awarded.


(4) Represents the forgiveness of one-fourth of a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to finance Mr. Elbaum's exercise of certain stock options. See "Item 13. Certain Relationships and Related Transactions."

(5) Payments to Messrs. Elbaum and Aldridge pursuant to their employment agreements for tax consequences upon vesting of certain restricted stock grants.

(6) Represents the contractual forgiveness of a loan to Mr. Aldridge for certain fringe benefits.


(7) Based on the closing prices of $10.0625 and $10.25 of the common stock, par value $.10 per share, of the Company (the "Alpine Common Stock") on March 18, 1999 and March 23, 1999, respectively, the dates on which the restricted stock grants were made by the Company. The shares of restricted stock granted on March 18, 1999 represent a portion of each of the executive officer's discretionary annual bonus (40% for Mr. Elbaum and 30% for each of Messrs. Schut, Aldridge and Wahrsager) which in the past had been paid in cash, and which the Compensation Committee automatically deferred to the Company's Deferred Stock Account Plan (the "Deferred Stock Account Plan"); such restricted stock vests on March 18, 2001 and will be distributed from the Deferred Stock Account Plan at such time unless a longer deferral period is elected by the executive officer in accordance with the terms of the plan. The shares of restricted stock granted on March 23, 1999, which were awarded by the Compensation Committee pursuant to the long-term incentive award component of the Company's senior executive compensation program, vest in equal installments on each of March 23, 2000, March 23, 2001 and March 23, 2002.


   The following table presents the number of shares of restricted stock awarded to the executive officers named above on each of March 18, 1999 and March 23, 1999, the total number of shares of restricted stock held by such officers as of December 31, 1999 and the aggregate value of such restricted stock holdings, based on the closing price of $12.875 of the Alpine Common Stock on December 31, 1999:

                                                     TOTAL SHARES OF        AGGREGATE
                                                     RESTRICTED STOCK        VALUE OF
                                                       OWNED AS OF       RESTRICTED STOCK
                             MARCH 18,   MARCH 23,     DECEMBER 31,     AS OF DECEMBER 31,
NAME                           1999        1999            1999                1999
----                         ---------   ---------   ----------------   ------------------
Steven S. Elbaum...........   76,820      66,000         142,820            $1,838,808
Bragi F. Schut.............   19,876      30,000          49,876            $  642,154
David S. Aldridge..........   17,093      22,000          39,093            $  503,322
Stewart H. Wahrsager.......    6,161      11,000          17,161            $  220,948

(8) Represent grants of reload options under The Alpine Group, Inc. 1999 Stock Option Reload Program.

(9) Includes options to purchase Alpine Common Stock as well as options to purchase from the Company issued and outstanding shares of common stock, par value $.01 per share, of Superior TeleCom ("Superior Common Stock") and common stock, par value $.001 per share, of PolyVision ("PolyVision Common Stock") that are owned by the Company. Certain of the options to purchase Alpine Common Stock were granted in respect of fiscal 1998. The number of shares of Superior Common Stock and PolyVision Common Stock underlying the options to purchase such shares from the Company as of December 31, 1999 is set forth in the following table:

                                           NUMBER OF SHARES        NUMBER OF SHARES
                                         UNDERLYING OPTIONS TO   UNDERLYING OPTIONS TO
                                           PURCHASE SUPERIOR      PURCHASE POLYVISION
NAME                                         COMMON STOCK            COMMON STOCK
----                                     ---------------------   ---------------------
Steven S. Elbaum.......................         32,960                  105,000
Bragi F. Schut.........................         14,420                   47,000
David S. Aldridge......................         10,300                   34,000
Stewart H. Wahrsager...................          5,150                   17,000

   The options to purchase Superior Common Stock and PolyVision Common Stock were granted on March 23, 1999 and expire on March 23, 2009. One-third of each of these options becomes exercisable on each of the first, second and third anniversaries of the date of grant at an exercise price of $17.84 for the Superior Common Stock and $2.625 for the PolyVision Common Stock.

(10) During fiscal 1997, the Company discontinued the use of performance options due to the variable accounting nature of such stock options and the resulting non-cash charges to earnings. In fiscal 1998, for the foregoing reasons and because the historical financial performance of the Company indicated that certain performance targets were likely to be achieved, the Company converted performance options granted to its executive officers in fiscal 1995 and 1996 to non-contingent stock options. All of the other terms of the options remained unchanged, as follows: (i) the options are priced, as to the 1995 tranche, at fair market value, and as to the 1996 tranche, at 150% of fair market value, on the date of their initial grant; (ii) the options vested three years, and expire 10 years, after the date of such grant; and (iii) in light of the Company's likely attainment of the relevant financial performance targets, the options are exercisable for the maximum number of shares issuable under the executive officers' stock option agreements with the Company.

(11) The amounts set forth include (i) matching contributions made by the Company under defined contribution plans of its subsidiaries, (ii) $11,520 accrued under an unfunded, nonqualified defined benefit plan for the payment of future annuities to Mr. Aldridge, (iii) with respect to Mr. Schut, $30,532 representing the net present value of the vested portion of an annuity the Company has agreed to pay in 15 equal annual installments of $18,900 commencing in the year Mr. Shut reaches age 60, (iv) medical reimbursement, (v) automobile allowance and (vi) group term life insurance.

        STOCK OPTION GRANTS DURING EIGHT MONTHS ENDED DECEMBER 31, 1999


                                                                                            POTENTIAL REALIZABLE
                                                                                                    VALUE
                                                                                             (AT ASSUMED ANNUAL
                                                                                                    RATES
                                                     % OF TOTAL                                OF STOCK PRICE
                                       NUMBER OF      OPTIONS                              APPRECIATION FOR OPTION
                                       SECURITIES    GRANTED TO                                     TERM)
                                       UNDERLYING   EMPLOYEES IN   EXERCISE                -----------------------
                                        OPTIONS     TRANSITIONAL    PRICE     EXPIRATION
NAME                                   GRANTED(1)      PERIOD       ($/SH)       DATE         5%           10%
----                                   ----------   ------------   --------   ----------   ---------   -----------
Steven S. Elbaum.....................    27,184          4.7%      $12.875     12/16/01    $220,109    $  557,800
                                         26,535          4.6%      $12.875       9/1/03     214,854       544,483
                                        106,282         18.3%      $12.875     11/15/05     860,567     2,180,847
                                         60,269         10.4%      $12.875      4/10/06     487,999     1,236,686
                                         44,507          7.7%      $12.875       6/3/01     360,374       913,258
                                         69,334         11.9%      $12.875       4/9/07     561,399     1,422,694
Bragi F. Schut.......................     8,377          1.4%      $11.938     12/16/01      62,592       158,621
                                         14,307          2.5%      $11.938       9/1/03     107,413       272,206
                                         24,084          4.2%      $11.938     11/15/05     180,817       458,225
                                          9,576          1.7%      $11.938      4/10/06      71,894       182,194
                                         16,020          2.8%      $11.938       6/3/01     120,274       304,798
                                         26,196          4.5%      $11.938       4/9/07     196,673       498,408
Stephen M. Johnson...................     7,102          1.2%      $ 12.00       4/9/07      53,597       135,825
                                         14,980          2.6%      $ 12.00      4/10/06     113,050       286,491
David S. Aldridge....................    25,276          4.4%      $11.375     11/15/05     180,816       458,224
Stewart H. Wahrsager.................     4,974          0.7%      $12.063       1/2/06      29,185        73,960
                                          3,847          0.9%      $12.063      4/10/06      37,735        95,627


------------------------


(1) Represents grants of reload options under The Alpine Group, Inc. 1999 Stock Option Reload Program. Reload options (i) have an exercise price equal to the fair market value of Alpine Common Stock on the date an executive exercised stock options which were eligible for exercise under The Alpine Group, Inc. 1999 Stock Option Reload Program, (ii) will be fully vested on the six-month anniversary of the date of grant and (iii) will expire on the date the original stock option was due to expire.

             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

    The following table presents information for the individuals named above as to the exercise of stock options during the eight months ended December 31, 1999 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 1999:


                                                                  NUMBER OF SHARES
                                    EXERCISED DURING           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                THE TRANSITIONAL PERIOD                OPTIONS              IN-THE-MONEY OPTIONS (1)
                              ----------------------------   ---------------------------   ---------------------------
                              SHARES ACQUIRED     VALUE
NAME                          ON EXERCISE(2)     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          ---------------   ----------   -----------   -------------   -----------   -------------
Steven S. Elbaum............      914,085       $7,467,171      60,000        715,011      $       --       $801,251
Bragi F. Schut..............      268,125        1,925,639      49,050        260,794         186,388        427,741
Stephen M. Johnson..........       44,543          269,537     168,706        118,683         951,022        199,319
David S. Aldridge...........       56,100          350,625     200,971        155,510       1,136,536        305,054
Stewart H. Wahrsager........       21,583          153,951      51,499         78,822         290,487        117,818


------------------------

(1) Based upon the closing price of $12.875 of the Alpine Common Stock on December 31, 1999.

(2) Represents total shares received upon exercise of options pursuant to The Alpine Group, Inc. 1999 Stock Option Reload Program (except for 22,016 shares received by Mr. Schut upon an exercise of options not pursuant to such program). Payment of the exercise price was made by delivery of shares of Alpine Common Stock having an aggregate fair market value equal to the aggregate exercise price of such options. For each executive, the number of shares equal to the difference between (i) the total shares received upon exercise of options and (ii) the shares delivered in payment of the exercise price therefor was deferred into the Deferred Stock Account Plan (except for 13,682 shares received by Mr. Schut upon the above-referenced exercise). Therefore, Messrs. Elbaum, Schut, Johnson, Aldridge and Wahrsager had 579,974, 147,549, 22,461, 30,284 and 12,762 shares, respectively, deferred into such plan. Matching contributions in Alpine Common Stock will be contributed to an executive's account under the Deferred Stock Account Plan provided that amounts deferred by such executive remain in the plan for specified deferral periods. The shares credited to Mr. Elbaum's account under the Deferred Stock Account Plan are voted by action of the Board of Directors of the Company; the shares credited to the accounts of the other executives are voted by Mr. Elbaum.

                               PENSION PLAN TABLE


                                                            YEARS OF SERVICE
                                                         -----------------------
REMUNERATION                                                15             20
-------------------------------------------------------  --------       --------
125,000................................................   29,679         45,304

150,000................................................   39,054         57,804

175,000................................................   48,429         70,304

200,000................................................   57,804         82,804

225,000................................................   67,179         95,304

250,000................................................   76,554        107,804

300,000................................................   95,304        132,804

400,000................................................  132,804        182,804

450,000................................................  151,554        207,804

500,000................................................  170,304        232,804


    Each executive officer is a participant in a Senior Executive Retirement Plan ("SERP"). The SERP is an unfunded defined benefit plan. Subject to vesting, each participant will be entitled to an annual retirement benefit upon reaching age 65 equal to 2.5% times his years of credited service (up to a maximum of 20 years), multiplied by his highest average cash compensation during any three consecutive years during the final five years of his employment, less primary social security benefits and certain other retirement benefits paid by the Company and other employers. As of December 31, 1999, the estimated years of credited service for each of the above-named executive officers were as follows: Steven S. Elbaum, 20 years; Bragi F. Schut, 17 years; Stephen M. Johnson, 11 years; David S. Aldridge,
16 years; and Stewart H. Wahrsager, 9 years.

COMPENSATION OF DIRECTORS

    The annual retainer of the Company for directors who are not employees of the Company or otherwise compensated by the Company is $25,000, together with expenses of attendance. The non-employee directors of the Company also receive $1,500 for each meeting of the Board of Directors or of a committee of the Board attended ($2,000 for committee chairmen). A non-employee director with at least five years of service also receives, upon reaching age 70 and termination of service to the Company, a retirement benefit of $10,000 per year for 15 years after his retirement, payable to the director or the director's beneficiaries in the event of his death.

    In addition, under The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors (the "Stock Compensation Plan"), non-employee directors of the Company automatically receive 50% of the annual retainer in either restricted stock or stock options, as elected by the non-employee director. Each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer, in excess of 50% of the annual retainer, and meeting fees in the form of restricted stock or stock options instead of in cash.

    Restricted stock and stock options that are attributable to the annual retainer are granted as of the first business day of each quarter of the Company's fiscal year. Restricted stock and stock options that are attributable to meeting fees are granted as of the date of the meeting of the Board and/or the committee of the Board with respect to which such grants relate. Shares to be issued under the Stock Compensation Plan are made available only from issued shares of Alpine Common Stock reacquired by the Company and held in treasury until such time as the Stock Compensation Plan may be approved by the stockholders of the Company.

    The number of shares of restricted stock to be granted under the Stock Compensation Plan is determined by dividing

    (1) the amount of the annual retainer or meeting fees that a non-employee director elected to receive in restricted stock, by

    (2) the lesser of

       (a) 100% of the fair market value of the Alpine Common Stock on the first business day of the Company's fiscal year and

       (b) 100% of the fair market value of the Alpine Common Stock at the time of grant.

    The number of stock options to be granted under the Stock Compensation Plan is determined by dividing

    (1) the amount of the annual retainer or meeting fees that a non-employee director elected to receive in stock options, by

    (2) the value of a stock option on the date of grant as determined by the Board, based on the purchase price per share of the Alpine Common Stock, a Black-Scholes option pricing model and such other factors as the Board deems appropriate.

    Stock options granted under the Stock Compensation Plan have a purchase price equal to the lesser of:

    (1) 100% of the fair market value of the Alpine Common Stock on the first business day of the Company's fiscal year; and

    (2) 100% of the fair market value of the Alpine Common Stock on the date of grant.

    Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant.

    Awards of restricted stock and stock options under the Stock Compensation Plan vest upon the earliest of the following to occur:

    (1) the third anniversary of the date of grant;

    (2) a non-employee director's death; and

    (3) a change in control of the Company, as defined in the Stock Compensation Plan.

    The Stock Compensation Plan is administered and interpreted by the Board of Directors.

EMPLOYMENT AGREEMENTS


    The Company has employment agreements with each of its executive officers. Pursuant to these agreements, during the eight months ended December 31, 1999, Mr. Elbaum served as Chairman of the Board and Chief Executive Officer at a base salary of $575,000, Mr. Johnson served as Executive Vice President and Chief Operating Officer at a base salary of $321,000, Mr. Schut served as Executive Vice President at a base salary of $290,000, Mr. Aldridge served as Chief Financial Officer at a base salary of $260,000 and Mr. Wahrsager served as Senior Vice President, General Counsel and Secretary at a base salary of $200,000. The agreements also provide for annual performance-based bonuses, participation in a performance-based, long-term incentive stock option award program and certain other benefits, including medical, dental and other insurance benefits. The agreements with Messrs. Elbaum and Schut also provide that they will serve on the Board of Directors of the Company, and Mr. Schut's agreement provides for the annuity described in footnote 11 to the Summary Compensation Table.


    Each employment agreement is for a term ending upon the occurrence of any of the following events: (i) notification by the executive or the Company to the other that he or it desires to terminate the employment agreement; (ii) death or disability of the executive; (iii) termination by the Company for "cause"; or
(iv) termination by the executive for "good reason". Generally, if an executive terminates his employment for "good reason" or the Company terminates his employment without cause, the executive is entitled to receive a severance payment equal to one to one and one-half times his annual salary and bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of the Company (which is defined as (i) the acquisition by a person or entity of 20% of the Company's voting securities, (ii) the occurrence of circumstances such that individuals who constituted the Company's Board of Directors as of April 26, 1996 no longer constitute a majority of the Company's Board of Directors, (iii) a transaction involving the sale of all or substantially all of the Company's assets or
(iv) certain other business combinations), each executive is entitled to varying benefits described in his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Randolph Harrison, John C. Jansing and Ernest C. Janson, Jr. served on the Compensation Committee during the eight months ended December 31, 1999. There were no compensation committee interlocks or insider (employee) participation during such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of April 7, 2000, there were issued and outstanding 15,010,057 shares of Alpine Common Stock and 20,186,426 shares of Superior Common Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Superior Common Stock beneficially owned by
(i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company. All references herein to shares of Superior Common Stock and to per share information relating to Superior Common Stock have been adjusted to reflect a five-for-four stock split effected by Superior TeleCom on February 2, 1998 and again on February 3, 1999 and a 3% stock dividend issued by Superior TeleCom on February 11, 2000.

                   BENEFICIAL OWNERSHIP OF VOTING SECURITIES

                                                    ALPINE COMMON STOCK        SUPERIOR COMMON STOCK
                                                 -------------------------   --------------------------
                                                 NUMBER OF      PERCENT OF   NUMBER OF       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)          SHARES          CLASS        SHARES          CLASS
----------------------------------------         ---------      ----------   ----------      ----------
Steven S. Elbaum...............................  2,722,051(2)      17.5%     11,019,742(15)     53.4%
Heartland Advisors, Inc........................  1,468,948(3)       9.8              --           --
  789 North Milwaukee Street
  Milwaukee, WI 53202

Alexandra Investment Management, Ltd...........  1,380,191(4)       9.2              --           --
  237 Park Avenue
  Ninth Floor
  New York, NY 10017

Ardsley Advisory Partners......................  1,100,000(5)       7.3              --           --
  646 Steamboat Road
  Greenwich, CT 06836

Bragi F. Schut.................................    807,443(6)       5.3          54,268(16)        *

Kenneth G. Byers, Jr...........................    526,202(7)       3.5              --           --

David S. Aldridge..............................    442,000(8)       2.9          91,804(17)        *

Stephen M. Johnson.............................    281,183(9)       1.8          50,550(17)        *

John C. Jansing................................    205,192(10)      1.4              --           --

James R. Kanely................................    200,025(11)      1.3              --           --

Stewart H. Wahrsager...........................    123,910(12)        *          43,842(17)        *

Randolph Harrison..............................     57,161(13)        *              --           --

Ernest C. Janson, Jr...........................     26,000            *              --           --

All directors and executive officers as a        5,134,441(14)     31.2      11,260,206(18)     53.9
  group........................................

------------------------

   * Less than one percent

 (1) Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., 1790 Broadway, New York, New York 10019-1412.

 (2) Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership,
     (ii) 517,677 shares issuable upon exercise of certain stock options and
     (iii) 176,173 shares of restricted stock. Also, (A) 76,820 shares of such restricted stock and 579,974 shares received upon exercise of certain stock options have been credited to Mr. Elbaum's account under the Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board of Directors of the Company, and (B) 55,353 shares of such restricted stock and 225,809 shares received upon exercise of certain stock options have been credited to the accounts of certain other officers and employees of the Company under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

 (3) Based upon a Schedule 13G, Amendment No. 4, filed with the Securities and Exchange Commission on January 18, 2000. Heartland Advisors, Inc., in its capacity as an investment advisor, has sole voting power with respect to 513,900 of such shares and sole dispositive power with respect to all of such shares.

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

 (5) Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000. Ardsley Advisory Partners, in its capacity as an investment advisor, and Philip J. Hempleman, in his capacity as managing partner of Ardsley Advisory Partners, have shared voting and dispositive power with respect to such shares.

 (6) Includes (i) 20,450 shares owned by Mr. Schut's wife, as to which shares Mr. Schut disclaims beneficial ownership, (ii) 197,844 shares issuable upon exercise of certain stock options and (iii) 39,876 shares of restricted stock. An aggregate of 19,876 shares of such restricted stock and 147,549 shares received upon exercise of certain stock options have been credited to Mr. Schut's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

 (7) Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder.

 (8) Includes (i) 4,042 shares held in the Superior Telecommunications Inc. 401(k) Plan, (ii) 267,814 shares issuable upon exercise of certain stock options and (iii) 31,760 shares of restricted stock. An aggregate of 17,093 shares of such restricted stock and 30,824 shares received upon exercise of certain stock options have been credited to Mr. Aldridge's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

 (9) Includes 228,722 shares issuable upon exercise of certain stock options. An aggregate of 22,461 shares received upon exercise of certain stock options have been credited to Mr. Johnson's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

 (10) Includes 30,503 shares issuable upon exercise of certain stock options and 3,356 shares of restricted stock.

 (11) Includes (i) 122,011 shares issuable upon exercise of certain stock options, (ii) 6,260 shares held in the Superior Telecommunications Inc. 401(k) Plan and (iii) 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.

 (12) Includes 82,987 shares issuable upon exercise of certain stock options and 13,495 shares of restricted stock. An aggregate of 6,161 shares of such restricted stock and 12,762 shares received upon exercise of certain stock options have been credited to Mr. Wahrsager's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

 (13) Includes 1,284 shares of restricted stock.

 (14) Includes (i) 1,447,558 shares issuable upon exercise of certain stock options, (ii) 222,814 shares of restricted stock and (iii) 21,850 shares as to which the officers and directors disclaim beneficial ownership.

 (15) Includes 10,460,371 shares of Superior Common Stock owned by the Company. Mr. Elbaum may be deemed to be the beneficial owner of such shares by virtue of his position as Chairman of the Board and Chief Executive Officer of the Company and his beneficial ownership of 17.5% of the issued and outstanding shares of Alpine Common Stock. Also includes (i) 470,010 shares issuable upon exercise of certain stock options, including an option to purchase 10,987 shares of Superior Common Stock owned by the Company, which option was granted to Mr. Elbaum as an employee of the Company, and (ii) 89,361 shares of restricted stock credited to the accounts of certain other officers and employees of Superior TeleCom under Superior TeleCom's Deferred Stock Account Plan, which provides that
      Mr. Elbaum has the sole power to vote such shares.

 (16) Includes (i) 50,734 shares issuable upon exercise of certain stock options, including an option to purchase 4,807 shares of Superior Common Stock owned by the Company, which option was granted to Mr. Schut as an employee of the Company, (ii) 660 shares of restricted stock and
      (iii) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware statutory business trust in which Superior TeleCom owns all the common equity interests.

 (17) Shares issuable upon exercise of certain stock options, including, in the case of Messrs. Aldridge and Wahrsager, options to purchase 3,433 shares and 1,716 shares, respectively, of Superior Common Stock owned by the Company, which options were granted to them as employees of the Company.

 (18) Includes (i) 10,460,371 shares of Superior Common Stock owned by the Company, (ii) 706,940 shares issuable upon exercise of certain stock options, including options to purchase 20,943 shares of Superior Common Stock owned by the Company, (iii) 90,021 shares of restricted stock and
      (iv) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I.

    In addition, there are issued and outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock, par value $1.00 per share, of the Company, all of which are held by Patrick W. Allender, 5 Holly Leaf Court, Bethesda, Maryland 20817.

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

    In connection with the foregoing reorganization, Superior TeleCom also entered into an employment agreement with Steven S. Elbaum, Chairman of the Board and Chief Executive Officer of the Company, pursuant to which Mr. Elbaum provides his services as Chairman of the Board and Chief Executive Officer of Superior TeleCom for an indefinite term at an annual base salary of $175,000, as adjusted annually for increases in the Consumer Price Index, and an annual bonus payable at the discretion of the Board of Directors of Superior TeleCom.
Mr. Elbaum's employment agreement with Superior TeleCom contains customary terms and provisions with respect to termination and other matters.

    Pursuant to their employment agreements with the Company, Steven S. Elbaum, Stephen M. Johnson, Executive Vice President and Chief Operating Officer of the Company, Bragi F. Schut, Executive Vice

President of the Company, and Stewart H. Wahrsager, Senior Vice President, General Counsel and Secretary of the Company, were loaned by the Company approximately $398,000, $188,600, $105,000 and $71,000, respectively, in respect of the tax consequences of certain restricted stock awards. The indebtedness, which was outstanding as of April 1, 2000, bears interest at the annual rate of 6.20%.

    As of July 15, 1998, the Compensation Committee determined that a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to Steven S. Elbaum to finance Mr. Elbaum's exercise of certain stock options would be forgiven over a period of four years, provided that if Mr. Elbaum voluntarily ceases his employment with the Company at any time during such period, the then outstanding balance of the loan and interest thereon would be immediately due and payable. Mr. Elbaum will pay all taxes relating to any cancellation of indebtedness income arising out of the forgiveness of the loan. In addition, as of April 1, 2000, Mr. Elbaum owed the Company approximately $14,000, which indebtedness bears interest at the prime rate.

    The Company has a consulting agreement with James R. Kanely, a current director and a former officer of the Company, which provides for the payment to Mr. Kanely of a $10,000 per month consulting fee until October 2000. The consulting agreement also provides that Mr. Kanely is entitled to (i) receive health and medical benefits, (ii) continue participation under a supplemental executive retirement plan maintained by a subsidiary of Superior TeleCom and
(iii) receive an annuity of $34,700 per year for 15 years, commencing in 2001, all substantially in accordance with the terms of his former employment agreement with the Company.


    The Company invests in an investment fund for which Mikhail A. Filimonov, the Chairman, Chief Executive Officer and Chief Investment Officer of Alexandra Investment Management, Ltd. ("AIML"), acts as investment advisor. AIML beneficially owns in excess of 5% of Alpine Common Stock. During the eight months ended December 31, 1999, the Company paid fees of $83,673 to AIML for investment advisory services in respect of such fund.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2000

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

                                                       Chairman of the Board and
                /s/ STEVEN S. ELBAUM                     Chief Executive Officer
     -------------------------------------------         (principal executive         April 28, 2000
                  Steven S. Elbaum                       officer)

                                                       Chief Financial Officer and
                /s/ DAVID S. ALDRIDGE                    Treasurer (principal
     -------------------------------------------         financial and accounting     April 28, 2000
                  David S. Aldridge                      officer)

              /s/ KENNETH G. BYERS, JR.
     -------------------------------------------       Director                       April 28, 2000
                Kenneth G. Byers, Jr.

                /s/ RANDOLPH HARRISON
     -------------------------------------------       Director                       April 28, 2000
                  Randolph Harrison

                 /s/ JOHN C. JANSING
     -------------------------------------------       Director                       April 28, 2000
                   John C. Jansing

              /s/ ERNEST C. JANSON, JR.
     -------------------------------------------       Director                       April 28, 2000
                Ernest C. Janson, Jr.

                 /s/ JAMES R. KANELY
     -------------------------------------------       Director                       April 28, 2000
                   James R. Kanely

                 /s/ BRAGI F. SCHUT
     -------------------------------------------       Director                       April 28, 2000
                   Bragi F. Schut