Form 10-Q
period 2000-03-31
ALPINE GROUP INC /DE/
filed 2000-05-15
CIK 4164

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                  212-757-3333
               Registrant's telephone number, including area code

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                 OUTSTANDING AT MAY 5, 2000
-------------------------------  -------------------------------
 Common Stock, $.10 Par Value              14,125,859

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Transition Report on Form 10-K for the eight month period ended December 31, 1999.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                                             (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   19,542    $    8,281
  Marketable securities.....................................        7,841         7,874
  Accounts receivable (less allowance for doubtful accounts
    of $3,193 and $3,006 at December 31, 1999 and March 31,
    2000, respectively).....................................      261,263       271,377
  Inventories...............................................      313,571       320,942
  Other current assets......................................       42,262        41,912
                                                               ----------    ----------
    Total current assets....................................      644,479       650,386
Property, plant and equipment, net..........................      515,763       528,405
Long-term investments and other assets......................      226,606       202,241
Goodwill (less accumulated amortization of $28,399 and
  $33,620 at December 31, 1999 and March 31, 2000,
  respectively).............................................      796,781       791,494
                                                               ----------    ----------
    Total assets............................................   $2,183,629    $2,172,526
                                                               ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................   $  140,369    $  128,597
  Current portion of long-term debt.........................       85,910        82,328
  Accounts payable..........................................      147,336       156,443
  Accrued expenses..........................................      100,843        89,682
                                                               ----------    ----------
    Total current liabilities...............................      474,458       457,050
Long-term debt, less current portion........................    1,253,020     1,290,202
Minority interest in subsidiaries...........................       66,459        66,174
Other long-term liabilities.................................      160,750       151,565
                                                               ----------    ----------
    Total liabilities.......................................    1,954,687     1,964,991
                                                               ----------    ----------
Subsidiary-obligated Mandatorily Redeemable Trust
  Convertible Preferred Securities of Superior Trust I
  holding solely convertible debentures of Superior, net of
  discount..................................................      133,959       134,193
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value...................................................          427           427
  Common stock, $.10 par value; 25,000,000 shares
    authorized; 21,663,041 shares and 21,696,477 shares
    issued at December 31, 1999 and March 31, 2000,
    respectively............................................        2,166         2,170
  Capital in excess of par value............................      158,268       158,567
  Accumulated other comprehensive income (deficit)..........          451       (20,648)
  Retained earnings.........................................       27,056        26,916
                                                               ----------    ----------
                                                                  188,368       167,432
  Shares of common stock in treasury, at cost: December 31,
    1999, 7,418,534 shares; March 31, 2000, 7,492,203
    shares..................................................      (92,396)      (93,121)
Receivable from stockholders................................         (989)         (969)
                                                               ----------    ----------
  Total stockholders' equity................................       94,983        73,342
                                                               ----------    ----------
    Total liabilities and stockholders' equity..............   $2,183,629    $2,172,526
                                                               ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Net sales...................................................  $506,836   $495,892
Cost of goods sold..........................................   406,646    410,270
                                                              --------   --------
  Gross profit..............................................   100,190     85,622
Selling, general and administrative expenses................    43,851     40,326
Nonrecurring and unusual charges............................     2,522      5,856
Amortization of goodwill....................................     4,237      5,232
                                                              --------   --------
  Operating income..........................................    49,580     34,208
Interest expense............................................   (31,168)   (33,296)
Other income, net...........................................       984      4,261
                                                              --------   --------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest and equity in earnings of
    affiliate...............................................    19,396      5,173
Provision for income taxes..................................    (9,069)    (2,558)
                                                              --------   --------
  Income from continuing operations before distributions on
    preferred securities of subsidiary trust, minority
    interest and equity in earnings of affiliate............    10,327      2,615
Distributions on preferred securities of subsidiary trust...        --     (3,762)
                                                              --------   --------
  Income (loss) from continuing operations before minority
    interest and equity in earnings of affiliate............    10,327     (1,147)
Minority interest in (earnings) loss of subsidiaries........    (7,314)       635
Equity in earnings (loss) of affiliate......................      (102)       382
                                                              --------   --------
  Income (loss) from continuing operations..................     2,911       (130)
Loss from discontinued operations, net of tax...............    (1,267)        --
                                                              --------   --------
  Net income (loss).........................................     1,644       (130)
Preferred stock dividends...................................        (9)       (10)
                                                              --------   --------
  Net income (loss) applicable to common stock..............  $  1,635   $   (140)
                                                              ========   ========
Net income per share of common stock:
  Basic:
    Income (loss) from continuing operations................  $   0.19   $  (0.01)
    Loss from discontinued operations.......................     (0.08)        --
                                                              --------   --------
      Net income (loss) per basic share of common stock.....  $   0.11   $  (0.01)
                                                              ========   ========
  Diluted:
    Income (loss) from continuing operations................  $   0.16   $  (0.01)
    Loss from discontinued operations.......................     (0.08)        --
                                                              --------   --------
      Net income (loss) per diluted share of common stock...  $   0.08   $  (0.01)
                                                              ========   ========

Weighted average shares outstanding:
  Basic.....................................................    15,477     15,008
                                                              ========   ========
  Diluted...................................................    16,744     15,008
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                         CAPITAL       9% CUMULATIVE                  ACCUMULATED
                                                                            IN          CONVERTIBLE                      OTHER
                                                     COMMON STOCK         EXCESS      PREFERRED STOCK                COMPREHENSIVE
                                 COMPREHENSIVE   ---------------------    OF PAR    -------------------   RETAINED      INCOME
                                     LOSS          SHARES      AMOUNT     VALUE      SHARES     AMOUNT    EARNINGS     (DEFICIT)
                                 -------------   ----------   --------   --------   --------   --------   --------   -------------
Balance at December 31, 1999...                  21,663,041    $2,166    $158,268     427        $427     $27,056      $    451
Exercise of stock options......                      17,500         2          88
Employee stock purchase plan...                      10,736         1         118
Purchase of treasury stock.....
Compensation expense related to
  stock options and grants.....                       5,200         1          93
Dividends on preferred stock...                                                                               (10)
Comprehensive loss:
  Net loss.....................    $   (130)                                                                 (130)
  Foreign currency translation
    adjustment.................         618                                                                                 618
  Change in unrealized (losses)
    on securities, net of
    tax........................     (21,717)                                                                            (21,717)
                                   --------
Total comprehensive loss.......    $(21,229)
                                   ========      ----------    ------    --------     ---        ----     -------      --------
Balance at March 31, 2000......                  21,696,477    $2,170    $158,567     427        $427     $26,916      $(20,648)
                                                 ==========    ======    ========     ===        ====     =======      ========


                                                         RECEIVABLE
                                    TREASURY STOCK          FROM
                                 ---------------------     STOCK-
                                   SHARES      AMOUNT     HOLDERS      TOTAL
                                 ----------   --------   ----------   --------
Balance at December 31, 1999...  (7,418,534)  $(92,396)    $(989)     $94,983
Exercise of stock options......                                            90
Employee stock purchase plan...                                           119
Purchase of treasury stock.....    (124,000)    (1,348)                (1,348)
Compensation expense related to
  stock options and grants.....      50,331        623        20          737
Dividends on preferred stock...                                           (10)
Comprehensive loss:
  Net loss.....................                                          (130)
  Foreign currency translation
    adjustment.................                                           618
  Change in unrealized (losses)
    on securities, net of
    tax........................                                       (21,717)

Total comprehensive loss.......
                                 ----------   --------     -----      -------
Balance at March 31, 2000......  (7,492,203)  $(93,121)    $(969)     $73,342
                                 ==========   ========     =====      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2000
                                                              -----------------------
                                                                1999           2000
                                                              --------       --------
Cash flows from operating activities:
  Income from continuing operations.........................  $  2,911       $   (130)
    Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
        Depreciation and amortization.......................    13,400         15,450
        Amortization of deferred debt issuance costs and
          accretion of debt discount........................     1,214          1,221
        Compensation expense related to stock options and
          grants............................................       463            737
        Provision (benefit) for deferred income taxes.......       (36)         2,331
        Minority interest in earnings (loss) of
          subsidiaries......................................     7,314           (635)
        Equity in earnings (loss) of affiliates.............      (102)          (382)
        Other, net..........................................     2,489            444
        Change in assets and liabilities, net of effects
          from companies acquired:
            Accounts receivable.............................   (46,842)        (8,812)
            Inventories.....................................       860         (6,394)
            Other current and non-current assets............    25,108         (1,508)
            Accounts payable and accrued expenses...........    17,836            529
            Other long-term liabilities.....................        --           (728)
                                                              --------       --------
Cash flows provided by continuing operations................    24,615          2,123
Cash flows provided by discontinued operations..............     9,675             --
                                                              --------       --------
Cash flows provided by operating activities.................    34,290          2,123
                                                              --------       --------
Cash flows from investing activities:
  Capital expenditures......................................   (12,270)       (20,549)
  Customer loans............................................        --        (11,758)
  Other.....................................................      (289)        (1,470)
                                                              --------       --------
Cash flows used for continuing operations...................   (12,559)       (33,777)
Cash flows used for discontinued operations.................        --             --
                                                              --------       --------
Cash flows used for investing activities....................   (12,559)       (33,777)
                                                              --------       --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                1999           2000
                                                              --------       --------
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net.........  $ 16,720       $ 46,014
  Short-term borrowings, net................................    (9,525)       (11,772)
  Repayment of long-term borrowings.........................   (14,098)       (24,806)
  Long-term borrowings......................................     6,439         11,758
  Proceeds from exercise of stock options...................        --             90
  Purchase of treasury shares...............................    (8,290)        (1,348)
  Subsidiary treasury stock purchases.......................      (931)            --
  Dividends on subsidiary common stock......................    (1,255)            --
  Dividends on preferred stock..............................       (47)           (10)
  Other.....................................................      (933)           467
                                                              --------       --------
Cash flows provided by continuing operations................   (11,920)        20,393
Cash flows provided by discontinued operations..............    (2,165)            --
                                                              --------       --------
Cash flows provided by financing activities.................   (14,085)        20,393
                                                              --------       --------
Cash flows provided by discontinued operations..............     7,510             --
Net increase in discontinued operations cash and cash
  equivalents...............................................    (7,510)            --
Net increase (decrease) in continuing operations cash and
  cash equivalents..........................................       136        (11,261)
Cash and cash equivalents at beginning of period............    26,029         19,542
                                                              --------       --------
Cash and cash equivalents at end of period..................  $ 26,165       $  8,281
                                                              ========       ========
Supplemental disclosures:
  Cash paid for interest....................................  $ 30,623       $ 32,587
                                                              ========       ========
  Cash paid for income taxes, net of refunds................  $  2,347       $  1,335
                                                              ========       ========
  Acquisition of Essex minority interest:
    Net assets acquired including goodwill..................  $ 83,044
    Minority interest in subsidiary.........................    50,246
                                                              --------
    Issuance of Company-obligated Mandatorily Redeemable
      Trust Convertible Preferred Securities of Superior
      Trust I holding solely convertible debentures of
      Superior (net of discount of $33.3 million)...........  $133,290
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiary (collectively, unless the context otherwise requires, "Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    Alpine's operations are carried out through Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a 51.8% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets.

    Alpine also holds a 48% common equity interest and $19.8 million of convertible preferred stock in PolyVision Corporation, a global manufacturer of visual communications and related products. Alpine currently accounts for its investment in PolyVision under the equity method of accounting.

    On August 6, 1999, Alpine sold its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc. Accordingly, Premier has been accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. The operating results of Premier for the three month period ended March 31, 1999 have been segregated from the Company's continuing operations and are reported as a separate line item on the statement of operations as discontinued operations.

2. INVENTORIES

    At December 31, 1999 and March 31, 2000, the components of inventories were as follows:

                                                        DECEMBER 31,   MARCH 31,
                                                            1999         2000
                                                        ------------   ---------
                                                             (IN THOUSANDS)
Raw materials.........................................    $ 50,618     $ 52,106
Work in process.......................................      42,150       46,564
Finished goods........................................     233,142      232,680
                                                          --------     --------
                                                           325,910      331,350
LIFO reserve..........................................     (12,339)     (10,408)
                                                          --------     --------
                                                          $313,571     $320,942
                                                          ========     ========

    Inventories valued using the LIFO method amounted to $167.3 million at December 31, 1999 and $176.1 million at March 31, 2000, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended March 31, 1999 and 2000 were as follows:

                                                              1999       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Net income (loss).........................................   $1,644    $   (130)
Foreign currency translation adjustment...................     (106)        618
Change in unrealized (losses) on securities, net of tax...       --     (21,717)
                                                             ------    --------
Comprehensive income (loss)...............................   $1,538    $(21,229)
                                                             ======    ========

4. ACQUISITIONS

    On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common stock of Essex International Inc. ("Essex"), at an aggregate cash tender value of $770 million. On March 31, 1999, Superior acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior. The sole assets of Superior Trust I are the $171.8 million (principal amount) of convertible debentures of Superior, which bear interest at an annual rate of 8 1/2%. The convertible debentures mature on March 30, 2014.

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

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the three months ended March 31, 1999, which give effect to the March 31, 1999 acquisition of the remaining 19% of the outstanding common stock of Essex as if it had occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transaction had taken place at the beginning of the period presented or of the future results of operations.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
    PRO FORMA FINANCIAL DATA (CONTINUED)

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1999
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net sales.................................................        $506,836
Income from continuing operations before income taxes,
  distribution on preferred securities of subsidiary
  trust, and minority interest............................          14,850
Income from continuing operations.........................           2,228
Loss from discontinued operations.........................          (1,267)
Net income applicable to common stock.....................             952
Net income per diluted share of common stock:
  Income from continuing operations.......................        $   0.12
  Loss from discontinued operations.......................           (0.08)
                                                                  --------
    Net income per diluted share of common stock..........        $   0.04
                                                                  ========

5. RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, Superior initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, Superior revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of March 31, 2000, $16.4 million, $5.9 million, $3.0 million and $1.8 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are expected to be completed by June 2000.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

5. RESTRUCTURING ACCRUAL (CONTINUED)
    SUPERIOR ISRAEL

    During 1999, Superior's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. As of March 31, 2000, approximately $0.8 million has been incurred and paid. The restructuring actions will result in the elimination of approximately 35 positions, most of which are manufacturing related employees. All aspects of the restructuring plan are expected to be completed during the year 2000.

6. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 2000 is as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------------
                                                         1999                              2000
                                            -------------------------------   -------------------------------
                                              NET                 PER SHARE     NET                 PER SHARE
                                             INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                            --------   --------   ---------   --------   --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) from continuing
  operations..............................   $2,911                            $ (130)
Less: preferred stock dividends...........       (9)                              (10)
                                             ------                            ------
Basic earnings (loss) per common share
  from continuing operations..............    2,902     15,477      $0.19        (140)    15,008     $(0.01)
                                                                    =====                            ======
Dilutive impact of stock options, warrants
  and grants..............................       --      1,217                     --         --
Dilution in subsidiary and affiliate
  earnings from common stock
  equivalents.............................     (230)        --                     (2)        --
Assumed conversion of preferred stock.....        9         50                     --         --
                                             ------     ------                 ------     ------
Diluted earnings (loss) per common share
  from continuing operations..............   $2,681     16,744      $0.16      $ (142)    15,008     $(0.01)
                                             ======     ======      =====      ======     ======     ======

    The Company has excluded from the diluted earnings per share calculation the assumed conversion of the Trust Convertible Preferred Securities and 503,000 potential common stock equivalents from stock options, warrants and grants as the impact would be anti-dilutive.

7. NONRECURRING AND UNUSUAL CHARGES

    The Company incurred nonrecurring and unusual charges of $5.9 million and $2.5 million for the quarters ended March 31, 2000 and 1999, respectively. The nonrecurring and unusual charges in the current quarter related principally to the planned close down of plants and consolidation of production capacity in Superior's building wire (Electrical) operations. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation. Nonrecurring

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

7. NONRECURRING AND UNUSUAL CHARGES (CONTINUED) and unusual charges in the prior year March quarter related principally to corporate and other restructuring activities associated with Superior's acquisition of Essex.

8. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These include Superior's communications, OEM and electrical segments. The communications segment includes
(i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire, automotive wire and related products. The electrical segment includes building and industrial wire and cable.

    The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

8. BUSINESS SEGMENTS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Net sales:
  Communications........................................  $194,063   $198,407
  OEM...................................................   164,661    171,802
  Electrical............................................   148,112    125,683
                                                          --------   --------
                                                          $506,836   $495,892
                                                          ========   ========
Operating income:
  Communications........................................  $ 34,179   $ 28,417
  OEM...................................................    20,636     22,800
  Electrical............................................     9,711      1,018
  Corporate and other...................................    (8,187)    (6,939)
  Amortization of goodwill..............................    (4,237)    (5,232)
  Nonrecurring and unusual charges......................    (2,522)    (5,856)
                                                          --------   --------
                                                          $ 49,580   $ 34,208
                                                          ========   ========

                                                      DECEMBER 31,   MARCH 31,
                                                          1999          2000
                                                      ------------   ----------
Total assets:
  Communications....................................   $  510,537    $  517,654
  OEM...............................................      307,908       298,684
  Electrical........................................      289,349       302,434
  Corporate and other (including goodwill)..........    1,075,835     1,053,754
                                                       ----------    ----------
                                                       $2,183,629    $2,172,526
                                                       ==========    ==========

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

    Superior manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs, as well as automotive and specialty wiring assemblies for automobiles and trucks. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities. Industry segment financial data for Superior's principal industry segments is included in Note 8 to the accompanying condensed consolidated financial statements.

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

POLYVISION CORPORATION

    Alpine holds a 48% common equity interest and $19.8 million of convertible preferred stock in its unconsolidated affiliate, PolyVision Corporation ("PolyVision"), a global manufacturer of visual communications and related products for the education/office markets, menus and merchandising boards for food service and banking institutions, and high performance wall systems used in the education, transportation and select architectural markets.

    Alpine currently accounts for its investment in PolyVision under the equity method of accounting resulting in recognition of Alpine's proportionate share of PolyVision's earnings as a one-line item within the statement of operations.

DISCONTINUED OPERATIONS/COOKSON GROUP PLC

    On August 6, 1999, Alpine completed the sale of its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc ("Cookson"). The historical net operating results of Premier have been classified as discontinued operations within the 1999 consolidated financial statements.

    The sale of Premier was effected through the merger of Premier with a wholly-owned subsidiary of Cookson. In connection with the transaction, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately
32.3 million ordinary shares of Cookson and paid to Alpine $15.6 million in cash. Immediately prior to the sale of Premier, Alpine acquired the 16.6% minority equity interest in Premier for approximately $31.1 million in cash.

    Alpine's current ownership of Cookson ordinary shares approximates 4%, with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividends paid on the Cookson ordinary shares are recognized as other income in the statement of operations.

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1999

    Sales for the quarter ended March 31, 2000 were $495.9 million, a decline of 2.2% as compared to sales of $506.8 million for the quarter ended March 31, 1999. Adjusted for a constant cost of copper, the comparative sales decline in the March 2000 quarter was approximately 8.5%, due principally to lower sales in Superior's Electrical Group.

    Sales for Superior's Communications Group in the March 31, 2000 quarter were $198.4 million, or an increase of 2.2% over sales for the corresponding quarter of the prior year. Adjusted to a constant cost of copper, Communications Group sales were flat with the prior year March quarter. Within the Communications Group product lines, sales in the March 2000 quarter of broadband products (which include fiber optic, copper premise, and composite cables) increased by more than $10 million or 54% on a comparative basis. Sales growth in this product line is attributable to strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and focused marketing and sales initiatives. In April 2000, Superior completed a further capacity expansion for its broadband products (principally fiber optic cable) and anticipates, subject to the availability of optical fiber from its principal suppliers, continued comparative growth in this segment. Offsetting the higher sales of broadband products was a comparative reduction in sales in the March 2000 quarter of outside plant (OSP) cables to the major telephone companies. This comparative reduction in sales was the result of unusually strong seasonally adjusted sales of OSP cables in the prior year March quarter, prior to an industry-wide downturn in the second half of 1999. During the current year March quarter, Superior actually experienced a strengthening of OSP sales, with such sales increasing approximately 23.4% as compared to the immediately preceding quarter ended December 31, 1999.

    Sales for Superior's OEM Group were $171.8 million for the quarter ended March 31, 2000, an increase of 4.3% as compared to the March 31, 1999 quarter. Sales of magnet wire, the OEM Group's principal product line, increased 4.4% on a copper adjusted basis as compared to the corresponding quarter of the prior year reflecting continuing growing demand from Superior's major OEM customers. Growth in magnet wire sales was partially offset by lower sales of automotive products, reflecting a 1999 rationalization of unprofitable products and customer accounts.

    Sales for Superior's Electrical Group were $125.7 million for the March 31, 2000 quarter, representing a decline of 15.1% (24.8% on a copper-adjusted basis) as compared to sales of $148.1 million for the quarter ended March 31, 1999. During the current quarter, Superior intentionally reduced its order and shipment volumes to support pricing levels that were severely depressed for substantially all of 1999 and in the early portion of 2000. While pricing and shipment volume levels did improve in the latter stages of the quarter, sales volume, on a copper pounds shipped basis, was down 22.2% as compared to the prior year March quarter.

    Gross profit for the current quarter was $85.6 million, a decline of 14.5% as compared to gross profit of $100.2 million for the quarter ended March 31, 1999. The gross margin percentage in the current quarter was 17.3%, a decline on a copper-adjusted basis of 130 basis points as compared to the prior year March quarter. The decline in gross profit and gross margin percentage was principally attributable to Superior's Electrical Group, where lower sales and higher per unit production costs negatively impacted the gross profit. Per unit production costs were adversely affected by lower production levels for the current quarter and the resulting negative impact of fixed cost absorption on per unit costs. To a lesser degree, the comparative gross profit and gross margin percentage was impacted by a decline in Superior's Communications Group, which included lower margins from export sales at Superior Israel (due to strengthening local currency relative to the Euro and other major currencies) and certain other product mix factors impacting comparative profitability in the remainder of the Communications Group.

    Selling, general and administrative expense ("SG&A expense") for the March 31, 2000 quarter was $40.3 million, a decline of 8.0% as compared to SG&A expense of $43.9 million for the March 31, 1999 quarter. The comparative decline in SG&A expense was the result of corporate restructurings and overhead expense reductions at Superior initiated principally in the second quarter of 1999 and associated with Superior's acquisition of Essex International Inc. ("Essex").

    Superior incurred nonrecurring and unusual charges of $5.9 million and $2.5 million for the quarters ended March 31, 2000 and 1999, respectively. The nonrecurring and unusual charges in the current quarter related principally to the previously announced close down of plants, consolidation of production capacity and related costs in Superior's building wire (Electrical) operations. Nonrecurring and unusual charges in the prior year March quarter related principally to corporate and other restructuring activities associated with Superior's acquisition of Essex.

    Operating income for the March 31, 2000 quarter was $34.2 million. Before nonrecurring charges and goodwill amortization, operating income was $45.3 million, a decline of $11.0 million or 19.6% as compared to the March 31, 1999 quarter. The decline in operating income was principally attributable to lower gross profit in Superior's Electrical Group and, to a lesser degree, its Communication Group, partially offset by a 10.5% expansion in operating income in Superior's OEM segment as well as lower SG&A expense.

    Interest expense for the quarter ended March 31, 2000 was $33.3 million, an increase of $2.1 million as compared to the prior year March quarter, with such increase being attributable to higher short term (LIBOR) rates in the current quarter.

    Other income for the quarter ended March 31, 2000 was $4.3 million which included $2.7 million in dividend income from the Company's common equity investment in Cookson.

    For the quarter ended March 31, 2000, Superior incurred a charge of $3.8 million for distributions (dividends) on preferred securities of Superior Trust I. These preferred securities were issued in connection with the acquisition of the remaining 19% common equity ownership of Essex which was completed on March 31, 1999. Accordingly, there were no such distributions during the quarter ended March 31, 1999.

    For the quarter ended March 31, 2000, the Company recorded a credit of $0.6 million related principally to the common equity minority interest component of losses incurred by Superior Israel.

    Equity in earnings of affiliate of $0.4 million for the quarter ended March 31, 2000 relates principally to dividend income accrued on Alpine's preferred equity investment in PolyVision.

    Income before nonrecurring and unusual charges for the quarter ended
March 31, 2000 was $1.7 million or $0.11 per diluted share as compared to $0.20 per diluted share for the quarter ended March 31, 1999. The current period decline in per share earnings was principally attributable to lower operating income in Superior's Electrical Group and, to a lesser degree, the net impact in the current quarter of charges for dividends paid on the Superior Trust I preferred securities. Net loss per diluted share (after nonrecurring and unusual charges) for the March 31, 2000 quarter was $0.01 as compared to net income per diluted share of $0.08 (after nonrecurring and unusual charges and discontinued operations) for the March 31, 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the quarter ended March 31, 2000, the Company generated $2.1 million in cash flow from continuing operating activities, consisting of $19.0 million in income generated from operations (net income plus non-cash charges) reduced by $16.9 million in cash flow used by net working capital changes. Cash used for investing activities amounted to $33.8 million, consisting principally of capital expenditures and pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers. Cash provided by financing activities amounted to $20.4 million. The major components were a net increase of borrowings of Superior Israel of $16.0 million (including $11.8 million related to Superior Israel Customer Loans), other debt increases of $5.2 million, and treasury stock repurchases of $1.3 million.

SUPERIOR TELECOM

    Superior finances its operating activities and other capital requirements (principally capital expenditures) from operating cash flow and funding availability under Superior TeleCom's $1.15 billion credit agreement (the "Superior Credit Agreement") and Superior Israel's $93.0 million credit facility (the "Israel Credit Agreement"). Total undrawn funding availability under the Superior Credit Agreement and the Israel Credit Agreement amounted to
$131.6 million and $4.8 million, respectively, at March 31, 2000.

    In addition to financing provided by Superior's credit facilities, Superior has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing (subject to the level of contractually defined eligible receivables) through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods, subject to agreement. At March 31, 2000, $128.6 million was outstanding under this program.

    Superior's principal debt service commitments for the next 12 months amount to $82.2 million and capital expenditures are expected to approximate $65.0-$70.0 million. Management anticipates that Superior will generate in excess of $100 million in cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. Superior believes that operating cash flows plus excess funds available under Superior's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

ALPINE CORPORATE

    As of March 31, 2000, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $8.9 million. Alpine also owns approximately
10.5 million common shares (representing 51.8% common share ownership) of Superior (NYSE:SUT) with a market value on May 5, 2000 of approximately
$125.0 million and a consolidated carrying value as recorded by the Company (net of minority interest) of approximately $59.0 million. Additionally, at May 5, 2000, Alpine's investments in Cookson ordinary shares (FTSE: CKSN.L) and PolyVision common stock and preferred stock amounted to $110.0 million and $40.0 million, respectively.

    Alpine's primary commitments over the next twelve month period include funding of corporate overhead expenses and interest payments on approximately $89.0 million in Alpine corporate debt. Total annual funding for Alpine corporate overhead and interest expense is expected to approximate
$13-$14 million.

    In November 1999, the Company refinanced and expanded its existing corporate credit facility. The revised credit facility provides for borrowings up to $100 million, of which $76.1 million was drawn as of

March 31, 2000. The Company has pledged substantially all of its common share and ordinary share ownership in Superior and Cookson, respectively, as security for this credit facility.

    For the next 12 month period, Alpine expects to fund its aforementioned annual commitments from allowable management fees payable by Superior to Alpine, cash dividends from Cookson and from interest income, with any shortfall funded from availability under the aforementioned corporate credit facility or from existing corporate cash, cash equivalents and marketable securities reserves.

YEAR 2000 UPDATE

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

    The Company incurred approximately $6.0 million of costs related to the Year 2000 project. The costs associated with code modification and testing (approximately $5.0 million) were expensed as incurred. The personal computer and purchased software upgrades (approximately $1.0 million) were incurred in the ordinary course of business and capitalized.

    The Company does not anticipate any future disruptions in its business related to the Year 2000 problem.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 1999.

------------------------

    EXCEPT FOR THE HISTORICAL INFORMATION HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-Q INCLUDE FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, MARKET ACCEPTANCE OF NEW PRODUCTS AND CONTINUING PRODUCT DEMAND, PREDICTION AND TIMING OF CUSTOMER ORDERS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, CHANGING ECONOMIC CONDITIONS, INCLUDING CHANGES IN SHORT-TERM INTEREST RATES AND FOREIGN EXCHANGE RATES, AND OTHER RISK FACTORS DETAILED IN THE COMPANY'S MOST RECENT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

                                                       THE ALPINE GROUP, INC.

Date: May 15, 2000                                     By:  /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                            David S. Aldridge
                                                            CHIEF FINANCIAL OFFICER AND TREASURER
                                                            (duly authorized officer and principal
                                                            financial
                                                            and accounting officer)