Form 10-Q
period 2000-06-30
ALPINE GROUP INC /DE/
filed 2000-08-14
CIK 4164

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS              OUTSTANDING AT AUGUST 4, 2000
----------------------------  ------------------------------
Common Stock, $.10 Par Value          13,895,734

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    9,180     $   19,542
  Marketable securities.....................................       8,132          7,841
  Accounts receivable (less allowance for doubtful accounts
    of $3,000 and $3,193 at June 30, 2000 and December 31,
    1999 and, respectively).................................     310,184        261,263
  Inventories...............................................     270,048        313,571
  Other current assets......................................      44,163         42,262
                                                              ----------     ----------
    Total current assets....................................     641,707        644,479
Property, plant and equipment, net..........................     531,715        515,763
Long-term investments and other assets......................     213,976        226,606
Goodwill (less accumulated amortization of $38,715 and
  $28,399 at June 30, 2000 and December 31, 1999,
  respectively)                                                  786,067        796,781
                                                              ----------     ----------
    Total assets............................................  $2,173,465     $2,183,629
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  160,000     $  140,369
  Current portion of long-term debt.........................      87,158         85,910
  Accounts payable..........................................     156,962        147,336
  Accrued expenses..........................................      89,329        100,843
                                                              ----------     ----------
    Total current liabilities...............................     493,449        474,458
Long-term debt, less current portion........................   1,240,016      1,253,020
Minority interest in subsidiaries...........................      66,966         66,459
Other long-term liabilities.................................     156,418        160,750
                                                              ----------     ----------
    Total liabilities.......................................   1,956,849      1,954,687
                                                              ----------     ----------
  Subsidiary-obligated Mandatorily Redeemable Trust
    Convertible Preferred Securities of Superior Trust I
    holding solely convertible debentures of Superior, net
    of discount.............................................     134,436        133,959
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value...................................................         427            427
  Common stock, $.10 par value; 25,000,000 shares
    authorized; 21,715,272 shares and 21,633,041 shares
    issued at June 30, 2000 and December 31, 1999,
    respectively............................................       2,171          2,166
  Capital in excess of par value............................     159,413        158,268
  Accumulated other comprehensive income (deficit)..........     (13,439)           451
  Retained earnings.........................................      29,713         27,056
                                                              ----------     ----------
                                                                 178,285        188,368
  Shares of common stock in treasury, at cost: June 30,
    2000, 7,766,616 shares; December 31, 1999, 7,418,534
    shares..................................................     (95,155)       (92,396)
Receivable from stockholders................................        (950)          (989)
                                                              ----------     ----------
  Total stockholders' equity................................      82,180         94,983
                                                              ----------     ----------
    Total liabilities and stockholders' equity..............  $2,173,465     $2,183,629
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
Net sales...................................................  $547,217         $514,691
Cost of goods sold..........................................   448,522          413,411
                                                              --------         --------
  Gross profit..............................................    98,695          101,280
Selling, general and administrative expenses................    41,413           37,868
Nonrecurring and unusual charges............................     2,956            2,030
Amortization of goodwill....................................     5,249            5,093
                                                              --------         --------
  Operating income..........................................    49,077           56,289
Interest expense............................................   (34,779)         (30,182)
Other income (expense), net.................................    (1,116)           4,590
                                                              --------         --------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest, equity in earnings of
    affiliate and extraordinary (loss)......................    13,182           30,697
Provision for income taxes..................................    (5,633)         (12,315)
                                                              --------         --------
  Income from continuing operations before distributions on
    preferred securities of subsidiary trust, minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................     7,549           18,382
Distributions on preferred securities of subsidiary trust...    (3,797)          (3,756)
                                                              --------         --------
  Income from continuing operations before minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................     3,752           14,626
Minority interest in earnings of subsidiaries...............    (2,147)          (7,055)
Equity in earnings of affiliate.............................     1,209            1,079
                                                              --------         --------
  Income from continuing operations before extraordinary
    (loss)..................................................     2,814            8,650
Loss from discontinued operations, net of tax...............        --           (2,011)
                                                              --------         --------
  Income before extraordinary (loss)........................     2,814            6,639
Extraordinary (loss) on early extinguishment of debt, net...        --             (836)
                                                              --------         --------
  Net income................................................     2,814            5,803
Preferred stock dividends...................................       (17)             (10)
                                                              --------         --------
  Net income applicable to common stock.....................  $  2,797         $  5,793
                                                              ========         ========
Net income per share of common stock:
  Basic:
    Income from continuing operations.......................     $0.19            $0.58
    Loss from discontinued operations.......................        --            (0.13)
    Extraordinary (loss) on early extinguishment of debt,
     net....................................................        --            (0.06)
                                                              --------         --------
      Net income per basic share of common stock............     $0.19            $0.39
                                                              ========         ========
  Diluted:
    Income from continuing operations.......................     $0.18            $0.49
    Loss from discontinued operations.......................        --            (0.12)
    Extraordinary (loss) on early extinguishment of debt,
     net....................................................        --            (0.05)
                                                              --------         --------
      Net income per diluted share of common stock..........     $0.18            $0.32
                                                              ========         ========
Weighted average shares outstanding:
  Basic.....................................................    14,893           14,982
                                                              ========         ========
  Diluted...................................................    15,202           16,650
                                                              ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $1,043,109   $1,021,527
Cost of goods sold..........................................     858,792      820,057
                                                              ----------   ----------
  Gross profit..............................................     184,317      201,470
Selling, general and administrative expenses................      81,739       81,719
Nonrecurring and unusual charges............................       8,812        4,552
Amortization of goodwill....................................      10,481        9,330
                                                              ----------   ----------
  Operating income..........................................      83,285      105,869
Interest expense............................................     (68,075)     (61,350)
Other income, net...........................................       3,145        5,574
                                                              ----------   ----------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest, equity in earnings of
    affiliate and extraordinary (loss)......................      18,355       50,093
Provision for income taxes..................................      (8,191)     (21,384)
                                                              ----------   ----------
  Income from continuing operations before distributions on
    preferred securities of subsidiary trust, minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................      10,164       28,709
Distributions on preferred securities of subsidiary trust...      (7,559)      (3,756)
                                                              ----------   ----------
  Income from continuing operations before minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................       2,605       24,953
Minority interest in earnings of subsidiaries...............      (1,512)     (14,369)
Equity in earnings of affiliate.............................       1,591          977
                                                              ----------   ----------
  Income from continuing operations before extraordinary
    (loss)..................................................       2,684       11,561
Loss from discontinued operations, net of tax...............          --       (3,278)
                                                              ----------   ----------
  Income before extraordinary (loss)........................       2,684        8,283
Extraordinary (loss) on early extinguishment of debt, net...          --         (836)
                                                              ----------   ----------
  Net income................................................       2,684        7,447
Preferred stock dividends...................................         (27)         (19)
                                                              ----------   ----------
  Net income applicable to common stock.....................  $    2,657   $    7,428
                                                              ==========   ==========
Net income per share of common stock:
  Basic:
    Income from continuing operations.......................       $0.18        $0.76
    Loss from discontinued operations.......................          --        (0.22)
    Extraordinary (loss) on early extinguishment of debt,
     net....................................................          --        (0.05)
                                                              ----------   ----------
      Net income per basic share of common stock............       $0.18        $0.49
                                                              ==========   ==========
  Diluted:
    Income from continuing operations.......................       $0.17        $0.65
    Loss from discontinued operations.......................          --        (0.20)
    Extraordinary (loss) on early extinguishment of debt,
     net....................................................          --        (0.04)
                                                              ----------   ----------
      Net income per diluted share of common stock..........       $0.17        $0.41
                                                              ==========   ==========
Weighted average shares outstanding:
  Basic.....................................................      14,950       15,229
                                                              ==========   ==========
  Diluted...................................................      15,356       16,697
                                                              ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                          CAPITAL       9% CUMULATIVE
                                                                             IN          CONVERTIBLE
                                                      COMMON STOCK         EXCESS      PREFERRED STOCK
                                 COMPREHENSIVE    ---------------------    OF PAR    -------------------   RETAINED
                                      LOSS          SHARES      AMOUNT     VALUE      SHARES     AMOUNT    EARNINGS
                                 --------------   ----------   --------   --------   --------   --------   --------
Balance at December 31, 1999...                   21,663,041    $2,166    $158,268      427       $427     $27,056
Exercise of stock options......                       17,500         2          88
Employee stock purchase plan...                       24,770         2         224
Purchase of treasury stock.....
Compensation expense related to
  stock options and grants.....                        9,961         1         833
Dividends on preferred stock...                                                                                (27)
Comprehensive loss:
  Net income...................     $  2,684                                                                 2,684
  Foreign currency translation
    adjustment.................         (427)
  Change in unrealized gains
    and losses on securities,
    net of tax.................      (13,463)
                                    --------
Total comprehensive loss.......     $(11,206)
                                    ========      ----------    ------    --------     ----       ----     -------
Balance at June 30, 2000.......                   21,715,272    $2,171    $159,413      427       $427     $29,713
                                                  ==========    ======    ========     ====       ====     =======


                                     OTHER
                                 COMPREHENSIVE       TREASURY STOCK        RECEIVABLE
                                     INCOME       ---------------------       FROM
                                   (DEFICIT)        SHARES      AMOUNT    STOCKHOLDERS    TOTAL
                                 --------------   ----------   --------   ------------   --------
Balance at December 31, 1999...     $    451      (7,418,534)  $(92,396)     $(989)      $ 94,983
Exercise of stock options......                                                                90
Employee stock purchase plan...                                                               226
Purchase of treasury stock.....                     (398,413)    (3,382)                   (3,382)
Compensation expense related to
  stock options and grants.....                       50,331        623         39          1,496
Dividends on preferred stock...                                                               (27)
Comprehensive loss:
  Net income...................                                                             2,684
  Foreign currency translation
    adjustment.................         (427)                                                (427)
  Change in unrealized gains
    and losses on securities,
    net of tax.................      (13,463)                                             (13,463)

Total comprehensive loss.......
                                    --------      ----------   --------      -----       --------
Balance at June 30, 2000.......     $(13,439)     (7,766,616)  $(95,155)     $(950)      $ 82,180
                                    ========      ==========   ========      =====       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Income from continuing operations.........................  $  2,684   $ 11,561
    Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
      Depreciation and amortization.........................    30,872     28,036
      Amortization of deferred debt issuance costs and
        accretion of debt discount..........................     2,756      2,906
      Compensation expense related to stock options and
        grants..............................................     1,624        715
      Provision (benefit) for deferred income taxes.........     3,346      1,516
      Minority interest in earnings (loss) of
        subsidiaries........................................     1,512     14,369
      Equity in earnings of affiliates......................    (1,591)      (977)
      Other, net............................................      (220)        --
      Change in assets and liabilities, net of effects from
        companies acquired:
        Accounts receivable.................................   (48,704)   (60,366)
        Inventories.........................................    43,730     15,062
        Other current and non-current assets................       168     14,747
        Accounts payable and accrued expenses...............    (4,429)    21,907
        Other long-term liabilities.........................     1,598       (250)
                                                              --------   --------
Cash flows provided by continuing operations................    33,346     49,226
Cash flows provided by discontinued operations..............        --      7,187
                                                              --------   --------
Cash flows provided by operating activities.................    33,346     56,413
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (44,193)   (28,907)
  Proceeds from sale of assets..............................     5,722        503
  Customer loans............................................   (11,758)   (14,377)
  Other.....................................................     1,032     (1,629)
                                                              --------   --------
Cash flows used for continuing operations...................   (49,197)   (44,410)
Cash flows used for discontinued operations.................        --     (1,540)
                                                              --------   --------
Cash flows used for investing activities....................   (49,197)   (45,950)
                                                              --------   --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net.........  $  8,865   $  11,906
  Short-term borrowings, net................................    19,631      36,910
  Repayment of long-term borrowings.........................   (51,454)   (235,808)
  Long-term borrowings......................................    30,828     213,827
  Debt issuance costs.......................................        --      (6,294)
  Proceeds from exercise of stock options...................        89         400
  Purchase of treasury shares...............................    (3,382)    (14,741)
  Subsidiary treasury stock purchases.......................        --     (10,932)
  Dividends on subsidiary common stock......................        --      (2,511)
  Other.....................................................       912      (4,692)
                                                              --------   ---------
Cash flows provided by continuing operations................     5,489     (11,935)
Cash flows provided by discontinued operations..............        --         363
                                                              --------   ---------
Cash flows provided by (used for) financing activities......     5,489     (11,572)
                                                              --------   ---------
Cash flows provided by discontinued operations..............        --       6,010
Net increase in discontinued operations cash and cash
  equivalents...............................................        --       6,010
Net decrease in continuing operations cash and cash
  equivalents...............................................   (10,362)     (7,119)
Cash and cash equivalents at beginning of period............    19,542      26,308
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $  9,180   $  25,199
                                                              ========   =========
Supplemental disclosures:
  Cash paid for interest....................................  $ 60,037   $  60,474
                                                              ========   =========
  Cash paid for income taxes, net of refunds................  $  6,722   $   7,534
                                                              ========   =========
  Acquisition of Essex minority interest:
    Net assets acquired including goodwill..................             $  83,044
    Minority interest in subsidiary.........................                50,246
                                                                         ---------
    Issuance of subsidiary-obligated Mandatorily Redeemable
      Trust Convertible Preferred Securities of Superior
      Trust I holding solely convertible debentures of
      Superior (net of discount of $33,323).................             $ 133,290
                                                                         =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    Alpine's operations are carried out through Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a 51.7% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets.

    Alpine also holds a 48% common equity interest and $19.8 million of convertible preferred stock in PolyVision Corporation, a global manufacturer of visual communications and related products. Alpine currently accounts for its investment in PolyVision under the equity method of accounting.

    On August 6, 1999, Alpine sold its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc. Accordingly, Premier has been accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. The operating results of Premier for the three and six month periods ended June 30, 1999 have been segregated from the Company's continuing operations and are reported as a separate line item on the statement of operations as discontinued operations.

2.  INVENTORIES

    At June 30, 2000 and December 31, 1999, the components of inventories were as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
                                                            (IN THOUSANDS)
Raw materials.........................................  $ 47,562     $ 50,618
Work in process.......................................    48,038       42,150
Finished goods........................................   189,523      233,142
                                                        --------     --------
                                                         285,123      325,910
LIFO reserve..........................................   (15,075)     (12,339)
                                                        --------     --------
                                                        $270,048     $313,571
                                                        ========     ========

    Inventories valued using the LIFO method amounted to $137.0 million and $167.3 million at June 30, 2000 and December 31, 1999, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

3.  COMPREHENSIVE INCOME

    The components of comprehensive income for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                              THREE MONTHS           SIX MONTHS
                                                             ENDED JUNE 30,        ENDED JUNE 30,
                                                           -------------------   -------------------
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Net income...............................................  $ 2,814     $5,803    $  2,684    $7,447
Foreign currency translation adjustment..................   (1,045)       153        (427)       47
Change in unrealized gains and losses on securities, net
  of tax.................................................    8,254         --     (13,463)       --
Additional minimum pension liability.....................       --       (694)         --      (694)
                                                           -------     ------    --------    ------
Comprehensive income (loss)..............................  $10,023     $5,262    $(11,206)   $6,800
                                                           =======     ======    ========    ======

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

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the six months ended June 30, 1999, which give effect to the March 31, 1999 acquisition of the remaining 19% of the outstanding common stock of Essex as if it had occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred if the transaction had taken place at the beginning of the period presented or of the future results of operations.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

4.  ACQUISITIONS (CONTINUED)
    PRO FORMA FINANCIAL DATA (CONTINUED)

                                                                SIX MONTHS ENDED
                                                                  JUNE 30, 1999
                                                              ---------------------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net sales...................................................       $1,021,527
Income from continuing operations before income taxes,
  distribution on preferred securities of subsidiary trust,
  minority interest and extraordinary (loss)................           41,791
Income from continuing operations before extraordinary
  (loss)....................................................           10,878
Loss from discontinued operations...........................           (3,278)
Extraordinary (loss) on early extinguishment of debt, net...             (836)
Net income applicable to common stock.......................            6,745

Net income per diluted share of common stock:
  Income from continuing operations before extraordinary
    (loss)..................................................       $     0.60
  Loss from discontinued operations.........................            (0.20)
  Extraordinary (loss) on early extinguishment of debt,
    net.....................................................            (0.04)
                                                                   ----------
    Net income per diluted share of common stock............       $     0.36
                                                                   ==========

5.  RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, Superior initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, Superior revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of June 30, 2000, $17.0 million, $9.5 million, $3.0 million and $1.9 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

5.  RESTRUCTURING ACCRUAL (CONTINUED)
    SUPERIOR ISRAEL

    During 1999, Superior's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. As of June 30, 2000, $1.3 million has been incurred and paid. The restructuring actions eliminated approximately 35 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

6.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                                       THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------
                                                                  2000                             1999
                                                     ------------------------------   ------------------------------
                                                                             PER                              PER
                                                       NET                  SHARE       NET                  SHARE
                                                      INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                     --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing operations..................   $2,814                           $8,650
Less: preferred stock dividends....................      (17)                             (10)
                                                      ------                           ------
Basic earnings per common share from continuing
  operations.......................................    2,797     14,893     $0.19       8,640     14,982     $0.58
                                                                            =====                            =====
Dilutive impact of stock options, warrants and
  grants...........................................       --        309                    --      1,618
Dilution in subsidiary and affiliate earnings from
  common stock equivalents.........................      (69)        --                  (450)        --
Assumed conversion of preferred stock..............       --         --                     9         50
                                                      ------     ------                ------     ------
Diluted earnings per common share from continuing
  operations.......................................   $2,728     15,202     $0.18      $8,199     16,650     $0.49
                                                      ======     ======     =====      ======     ======     =====

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

6.  EARNINGS PER SHARE (CONTINUED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------------------------
                                                                 2000                             1999
                                                    ------------------------------   ------------------------------
                                                                            PER                              PER
                                                      NET                  SHARE       NET                  SHARE
                                                     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                                    --------   --------   --------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income from continuing operations.................   $2,684                          $11,561
Less: preferred stock dividends...................      (27)                             (19)
                                                     ------                          -------
Basic earnings per common share from continuing
  operations......................................    2,657     14,950     $0.18      11,542     15,229     $0.76
                                                                           =====                            =====
Dilutive impact of stock options, warrants and
  grants..........................................       --        406                    --      1,418
Dilution in subsidiary and affiliate earnings from
  common stock equivalents........................      (71)        --                  (680)        --
Assumed conversion of preferred stock.............       --         --                    19         50
                                                     ------     ------               -------     ------
Diluted earnings per common share from continuing
  operations......................................   $2,586     15,356     $0.17     $10,881     16,697     $0.65
                                                     ======     ======     =====     =======     ======     =====

    The Company has excluded from the diluted earnings per share calculation the assumed conversion of Superior's Trust Convertible Preferred Securities as the impact would be anti-dilutive.

7.  NONRECURRING AND UNUSUAL CHARGES

    The Company incurred nonrecurring and unusual charges of $3.0 million and $8.8 million during the three and six month periods ended June 30, 2000, respectively. These charges related principally to the planned close down of plants and consolidation of production capacity in Superior's building wire (Electrical) operations. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation. The Company incurred nonrecurring and unusual charges of $2.0 million and $4.6 million during the three and six month periods ended
June 30, 1999, respectively, which were primarily associated with the evaluation of a management information system at Essex.

8.  BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These include Superior's communications, OEM and electrical segments. The communications segment includes
(i) outside plant wire and cable for voice and data transmission in the local loop portion of the telecommunications infrastructure and (ii) datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable, and automotive wire.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

8.  BUSINESS SEGMENTS (CONTINUED)
    The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                      THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
                                                                  (IN THOUSANDS)
Net sales:
  Communications.................................  $225,227   $197,823   $  423,634   $  391,886
  OEM............................................   157,061    146,496      318,403      293,182
  Electrical.....................................   164,929    170,372      301,072      336,459
                                                   --------   --------   ----------   ----------
                                                   $547,217   $514,691   $1,043,109   $1,021,527
                                                   ========   ========   ==========   ==========
Operating income (loss):
  Communications.................................  $ 37,553   $ 38,463   $   65,970   $   72,642
  OEM............................................    20,401     22,163       42,238       41,553
  Electrical.....................................     6,161      9,391        8,142       20,348
  Corporate and other............................    (6,833)    (6,605)     (13,772)     (14,792)
  Amortization of goodwill.......................    (5,249)    (5,093)     (10,481)      (9,330)
  Nonrecurring and unusual charges...............    (2,956)    (2,030)      (8,812)      (4,552)
                                                   --------   --------   ----------   ----------
                                                   $ 49,077   $ 56,289   $   83,285   $  105,869
                                                   ========   ========   ==========   ==========

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Total assets:
  Communications............................................  $  530,005    $  510,537
  OEM.......................................................     300,900       274,103
  Electrical................................................     293,888       323,154
  Corporate and other (including goodwill)..................   1,048,672     1,075,835
                                                              ----------    ----------
                                                              $2,173,465    $2,183,629
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

SUPERIOR TELECOM INC.

    Alpine holds a 51.7% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), whose balance sheet accounts and results of operations are consolidated with the financial statements of Alpine.

    Superior manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 51% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities and to a lesser degree, automotive and specialty wiring assemblies for automobiles and trucks. Industry segment financial data for Superior's principal industry segments is included in Note 8 to the accompanying condensed consolidated financial statements.

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

    The sale of Premier was affected through the merger of Premier with a wholly-owned subsidiary of Cookson. In connection with the transaction, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately
32.3 million ordinary shares of Cookson and paid to Alpine $15.6 million in cash. Immediately prior to the sale of Premier, Alpine acquired the 16.6% minority equity interest in Premier for approximately $31.1 million in cash.

    Alpine's current ownership of Cookson ordinary shares approximates 4%, with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividends paid on the Cookson ordinary shares are recognized as other income in the statement of operations.

RESULTS OF OPERATIONS--THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AS COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

    Sales for the quarter ended June 30, 2000 were a record $547.2 million, an increase of 6.3% as compared to sales of $514.7 million for the quarter ended June 30, 1999. Adjusted for a constant cost of copper, the sales increase in the June 2000 quarter as compared to the June 1999 quarter was approximately 0.1%. The increase in copper adjusted sales for the June 30, 2000 quarter resulted from comparative growth in sales in Superior's Communications Group, partially offset by a comparative sales decline in Superior's Electrical Group.

    Sales for Superior's Communications Group for the June 30, 2000 quarter were a record $225.2 million, an increase of 8.5% on a copper adjusted basis over the June 30, 1999 quarter, and an increase of 13.2% on a copper adjusted basis as compared to the preceding quarter ended March 31, 2000. Sales growth in the June 30, 2000 quarter as compared to the prior year June quarter was principally due to a 78.5% increase in sales of broadband products (which include fiber optic, copper premise and composite cables), with such product line reaching an annualized revenue rate of approximately $125 million. Sales growth in this product line is due to strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and broadened marketing and sales activities. June 30, 2000 quarterly sales of outside plant (OSP) cables, which are sold principally to major telephone companies, were approximately equivalent to copper adjusted sales for the prior year June quarter; however, they reflected 13.5% sales growth on a copper adjusted basis over sales in the preceding quarter ended March 31, 2000.

    Sales for Superior's OEM Group were $157.1 million for the quarter ended June 30, 2000, a copper adjusted increase of 2.3% as compared to the June 30, 1999 quarter. Sales of magnet wire, the OEM Group's principal product line, increased 5.1% on a copper adjusted basis as compared to the corresponding quarter of the prior year reflecting continuing growing demand from Superior's major OEM customers.

    Sales for Superior's Electrical Group were $164.9 million for the June 30, 2000 quarter, representing a decline of 11.1% on a copper-adjusted basis as compared to the quarter ended June 30, 1999. Sales volume in the Electrical Group was impacted by lower available productive capacity, a condition which has existed through the first six months of 2000 as Superior has been in the process of relocating and consolidating manufacturing equipment and capacity in its building wire operations. The Company anticipates an increase in production capacity during the second half of 2000 as it completes its equipment relocation and capacity consolidation efforts.

    Sales for the six month period ended June 30, 2000 were $1.043 billion, an increase of 2.1% as compared to sales of $1.022 billion for the six month period ended June 30, 1999. Adjusted for a constant cost of copper, sales actually declined in the June 30, 2000 six month period by 4.2% as compared to the prior year six month period. The comparative reduction in copper adjusted sales for the current year six month period was due to a comparative decline of 19.1% in Superior's Electrical Group sales and lower comparative sales in the March 31, 2000 quarter of Superior's Communications Group OSP cable products.

    Gross profit for the June 30, 2000 quarter was $98.7 million, a decline of $2.6 million as compared to gross profit of $101.3 million for the quarter ended June 30, 1999. The gross profit percentage in the

June 2000 quarter was 18.0%, a decline on a copper-adjusted basis of 50 basis points as compared to the prior year June quarter. The decline in gross profit and gross profit percentage was principally attributable to Superior's Electrical Group, where lower sales and higher per unit production costs negatively impacted the gross profit and margin. Per unit production costs in Superior's Electrical Group during the current quarter were adversely affected by lower production levels and the resulting negative impact of fixed cost absorption on per unit costs, as well as by the impact of other production inefficiencies resulting from the aforementioned manufacturing consolidation and equipment relocation actions.

    For the six month period ended June 30, 2000 the gross profit was $184.3 million, a decline of 8.5% as compared to the prior year six month period. The comparative reduction in gross profit was principally the result of lower sales on a copper adjusted basis and lower gross profit margins in Superior's Electrical Group associated with the aforementioned productivity and production efficiency issues.

    Selling, general and administrative expense ("SG&A expense") for the June 30, 2000 quarter was $41.4 million, an increase of 9.4% as compared to SG&A expense of $37.9 million for the June 30, 1999 quarter, with such increase reflecting higher selling and marketing expenses to support the sales growth of Superior's Communications Group broadband product line, higher SG&A expense at Superior Israel resulting from its 1999 acquisition of a competitor, Pica Plast Limited ("Pica Plast") and an increase in non-cash compensation expense charges at Alpine Corporate. For the six months ended June 30, 2000, SG&A expense was $81.7 million, which was equivalent to SG&A expense for the six month period ended June 30, 1999 reflecting the impact of Superior's corporate restructuring and overhead expense reductions initiated principally in the second quarter of 1999, offset by the aforementioned higher expense levels in the June 30, 2000 quarter.

    Superior incurred nonrecurring and unusual charges of $3.0 million and $8.8 million for the three and six month periods ended June 30, 2000, respectively. The current period nonrecurring and unusual charges related principally to the previously announced close down of plants, consolidation of production capacity and related costs in Superior's building wire (Electrical) operations. For the three and six month periods ended June 30, 1999, Superior incurred nonrecurring and unusual charges of $2.0 million and $4.6 million, respectively, which were primarily associated with the evaluation of a management information system at Essex.

    Operating income for the June 30, 2000 quarter was $49.1 million. Before nonrecurring charges, operating income was $52.0 million, a decline of $6.3 million as compared to the June 30, 1999 quarter. For the six month period ended June 30, 2000, operating income (before nonrecurring charges) was $92.1 million, a decline of $18.3 million as compared to the six month period ended June 30, 1999. The comparative decline in operating income for the current year three and six month periods was principally attributable to lower operating income in Superior's Electrical Group and in Superior Israel where reduced volumes to major customers, currency related pricing reductions, and productivity inefficiencies resulting from manufacturing consolidations negatively impacted profitability.

    Interest expense for the three and six month periods ended June 30, 2000 was $34.8 million and $68.1 million, respectively, representing an increase of $4.6 million and $6.7 million, respectively, over the prior year three and six month periods. The increase in interest expense was primarily the result of higher short-term (LIBOR) interest rates in the current period and, to a lesser degree, higher borrowings at Superior Israel associated with its November 1999 acquisition of Pica Plast.

    Other expense amounted to $1.1 million for the three month period ended June 30, 2000, with such expense being primarily due to currency translation losses at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked). For the six month period ended June 30, 2000 other income was $3.1 million including $2.7 million in dividend income from the Company's common equity investment in Cookson. For the three and six month periods ended June 30, 1999 other income was $4.6 million and $5.6 million, respectively, and included currency gains at Superior Israel as well as investment income earned on certain corporate managed fund accounts.

    For the three and six month periods ended June 30, 2000 the Company recorded minority interest in earnings of subsidiary of $2.1 million and $1.5 million, respectively, reflecting the minority common equity interest in the earnings of Superior net of the minority common equity interest in losses incurred by Superior Israel for such periods. The Company reflected similar charges for the prior year three and six month periods totaling $7.1 million and $14.4 million, respectively.

    Equity in earnings of affiliate represents dividend income earned on Alpine's investment in PolyVision preferred stock and Alpine's proportionate equity interest in the net earnings of PolyVision for the applicable reporting periods. Total income recorded from the Company's investment in PolyVision amounted to $1.2 million and $1.6 million respectively, for the three and six month periods ended June 30, 2000.

    Income before nonrecurring charges for the quarter ended June 30, 2000 was $3.7 million or $0.24 per diluted share as compared to income from continuing operations before nonrecurring, unusual and extraordinary charges of $9.3 million or $0.53 per diluted share for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, income before nonrecurring and unusual charges was $5.4 million or $0.35 per diluted share as compared to income from continuing operations before nonrecurring, unusual and extraordinary charges of $12.9 million or $0.74 per diluted share for the six months ended June 30, 1999. The reduction in net income in the current year three and six month periods was principally due to lower operating income in Superior's Electrical Group, net losses incurred in Superior's 51% owned subsidiary, Superior Israel, and higher interest charges related to higher short-term (LIBOR) interest rates.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the six months ended June 30, 2000, the Company generated $33.3 million in cash flows from continuing operating activities. Cash flows from operating activities included $43.7 million in inventory reductions (13.9% reduction) resulting from Superior's efforts to lower overall inventory levels and increase inventory turns, particularly in its building wire operations, offset by a $48.7 million increase in accounts receivable which reflects strong seasonal sales and the timing of shipments and billings within the June 30, 2000 quarter. Cash used for investing activities amounted to $49.2 million and consisted principally of capital expenditures and pre-arranged long-term loans ("Superior Israel Customer Loans") made to one of Superior Israel's principal customers. Cash provided by financing activities amounted to $5.5 million. The major components were a net increase of borrowings of Superior Israel of $17.1 million (including $11.8 million related to Superior Israel Customer Loans), other debt reductions of $9.2 million, and treasury stock repurchases of $3.4 million.

SUPERIOR TELECOM

    Superior finances its operating activities and other capital requirements (principally capital expenditures) from operating cash flow and funding availability under Superior TeleCom's $1.15 billion credit agreement (the "Superior Credit Agreement") and Superior Israel's credit facilities (the "Israel Credit Agreements"). Total undrawn funding availability under the Superior Credit Agreement and the Israel Credit Agreements amounted to
$161.6 million and $11.4 million, respectively, at June 30, 2000.

    In addition to financing provided by Superior's credit facilities, Superior has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing (subject to the level of contractually defined eligible receivables) through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2000, although it may be extended for successive one-year periods, subject to agreement. At June 30, 2000, $160.0 million was outstanding under this program.

    Superior's principal debt service commitments for the next 12 months amount to $87.1 million and capital expenditures are expected to approximate $50.0-$60.0 million. Management anticipates that Superior will generate in excess of $90 million in cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. Superior believes that operating cash flows plus excess funds available under Superior's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

ALPINE CORPORATE

    As of June 30, 2000, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $9.3 million. Alpine also owns approximately
10.5 million common shares (representing 51.7% common share ownership) of Superior (NYSE:SUT) with a market value on August 4, 2000 of approximately
$91 million and a consolidated carrying value as recorded by the Company (net of minority interest) of $62.1 million. Additionally, at August 4, 2000, Alpine's investments in Cookson ordinary shares (FTSE: CKSN.L) and PolyVision common stock and preferred stock amounted to approximately $115 million and $35 million, respectively.

    Alpine's primary commitments over the next twelve month period include funding of corporate overhead expenses and interest payments on approximately $91.9 million in Alpine corporate debt. Total annual funding for Alpine corporate overhead and interest expense is expected to approximate $15.0-$16.0 million.

    In November 1999, the Company refinanced and expanded its existing corporate credit facility. The revised credit facility provides for borrowings up to $100 million, of which $79.0 million was drawn as of June 30, 2000. The Company has pledged substantially all of its common share and ordinary share ownership in Superior and Cookson, respectively, as security for this credit facility.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

10.1*  Employment Agreement, dated as of October 1, 1999 between
       Superior TeleCom Inc. and William F. Evans
10.2*  Superior TeleCom Inc. Stock Compensation Plan for
       Non-Employee Directors (Amended and Restated Effective as of
       May 1, 2000)

27*    Financial Data Schedule

(B) REPORTS ON FORM 8-K

        None.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE ALPINE GROUP, INC.

Date: August 14, 2000           By:            /s/ DAVID S. ALDRIDGE
                                     -----------------------------------------
                                                 David S. Aldridge
                                       CHIEF FINANCIAL OFFICER AND TREASURER
                                       (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)