Form 10-Q
period 2000-09-30
ALPINE GROUP INC /DE/
filed 2000-11-14
CIK 4164

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                     OUTSTANDING AT NOVEMBER 3, 2000
-------------------------------        -------------------------------
 Common Stock, $.10 Par Value                    13,747,235

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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $    8,103      $   19,542
  Marketable securities.....................................        8,386           7,841
  Accounts receivable (less allowance for doubtful accounts
    of $3,415 and $3,193 at September 30, 2000 and December
    31, 1999, respectively).................................      294,579         261,263
  Inventories...............................................      292,174         313,571
  Other current assets......................................       39,108          42,262
                                                               ----------      ----------
    Total current assets....................................      642,350         644,479
Property, plant and equipment, net..........................      538,239         515,763
Long-term investments and other assets......................      190,983         226,606
Goodwill (less accumulated amortization of $44,154 and
  $28,399 at September 30, 2000 and December 31, 1999,
  respectively).............................................      780,622         796,781
                                                               ----------      ----------
    Total assets............................................   $2,152,194      $2,183,629
                                                               ==========      ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................   $  159,799      $  140,369
  Current portion of long-term debt.........................       88,919          85,910
  Accounts payable..........................................      164,082         147,336
  Accrued expenses..........................................       95,960         100,843
                                                               ----------      ----------
    Total current liabilities...............................      508,760         474,458
Long-term debt, less current portion........................    1,223,571       1,253,020
Minority interest in subsidiaries...........................       65,645          66,459
Other long-term liabilities.................................      149,107         160,750
                                                               ----------      ----------
    Total liabilities.......................................    1,947,083       1,954,687
                                                               ----------      ----------
Subsidiary-obligated Mandatorily Redeemable Trust
  Convertible Preferred Securities of Superior Trust I
  holding solely convertible debentures of Superior, net of
  discount..................................................      134,685         133,959
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value...................................................          427             427
  Common stock, $.10 par value; 25,000,000 shares
    authorized; 21,739,614 shares and 21,633,041 shares
    issued at September 30, 2000 and December 31, 1999,
    respectively............................................        2,174           2,166
  Capital in excess of par value............................      161,207         158,268
  Accumulated other comprehensive income (deficit)..........      (22,426)            451
  Retained earnings.........................................       26,672          27,056
                                                               ----------      ----------
                                                                  168,054         188,368
  Shares of common stock in treasury, at cost: September 30,
    2000, 8,015,646 shares; December 31, 1999, 7,418,534
    shares..................................................      (96,696)        (92,396)
Receivable from stockholders................................         (932)           (989)
                                                               ----------      ----------
  Total stockholders' equity................................       70,426          94,983
                                                               ----------      ----------
    Total liabilities and stockholders' equity..............   $2,152,194      $2,183,629
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

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $504,317   $522,450
Cost of goods sold..........................................   423,992    426,032
                                                              --------   --------
  Gross profit..............................................    80,325     96,418
Selling, general and administrative expenses................    40,933     38,373
Amortization of goodwill....................................     5,293      5,201
Nonrecurring and unusual charges............................     3,915         --
                                                              --------   --------
  Operating income..........................................    30,184     52,844
Interest expense............................................   (34,552)   (31,594)
Loss on sale of securities..................................    (1,565)        --
Other income (expense), net.................................     2,324     (2,707)
                                                              --------   --------
  Income (loss) from continuing operations before income
    taxes, distributions on preferred securities of
    subsidiary trust, minority interest and equity in
    earnings of affiliate...................................    (3,609)    18,543
Benefit (provision) for income taxes........................       811     (7,674)
                                                              --------   --------
  Income (loss) from continuing operations before
    distributions on preferred securities of subsidiary
    trust, minority interest and equity in earnings of
    affiliate...............................................    (2,798)    10,869
Distributions on preferred securities of subsidiary trust...    (3,789)    (3,763)
                                                              --------   --------
  Income (loss) from continuing operations before minority
    interest and equity in earnings of affiliate............    (6,587)     7,106
Minority interest in (earnings) losses of subsidiaries......     1,986     (4,062)
Equity in earnings of affiliate.............................     1,570      1,440
                                                              --------   --------
  Income (loss) from continuing operations..................    (3,031)     4,484
Income from discontinued operations, net of tax.............        --     35,369
                                                              --------   --------
  Net income (loss).........................................    (3,031)    39,853
Preferred stock dividends...................................       (10)        (9)
                                                              --------   --------
  Net income (loss) applicable to common stock..............  $ (3,041)  $ 39,844
                                                              ========   ========
Net income (loss) per share of common stock:
  Basic:
    Income (loss) from continuing operations................  $  (0.21)  $   0.30
    Income from discontinued operations, net of tax.........        --       2.39
                                                              --------   --------
      Net income (loss) per basic share of common stock.....  $  (0.21)  $   2.69
                                                              ========   ========
  Diluted:
    Income (loss) from continuing operations................  $  (0.21)  $   0.25
    Income from discontinued operations, net of tax.........        --       2.17
                                                              --------   --------
      Net income (loss) per diluted share of common stock...  $  (0.21)  $   2.42
                                                              ========   ========
Weighted average shares outstanding:
  Basic.....................................................    14,676     14,810
                                                              ========   ========
  Diluted...................................................    14,676     16,322
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $1,547,426   $1,543,977
Cost of goods sold..........................................   1,282,784    1,246,089
                                                              ----------   ----------
  Gross profit..............................................     264,642      297,888
Selling, general and administrative expenses................     122,672      120,092
Amortization of goodwill....................................      15,774       14,531
Nonrecurring and unusual charges............................      12,727        4,552
                                                              ----------   ----------
  Operating income..........................................     113,469      158,713
Interest expense............................................    (102,627)     (92,944)
Loss on sale of securities..................................      (1,565)          --
Other income, net...........................................       5,469        2,867
                                                              ----------   ----------
  Income from continuing operations before income taxes,
    distributions on preferred securities of subsidiary
    trust, minority interest, equity in earnings of
    affiliate and extraordinary (loss)......................      14,746       68,636
Provision for income taxes..................................      (7,380)     (29,058)
                                                              ----------   ----------
  Income from continuing operations before distributions on
    preferred securities of subsidiary trust, minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................       7,366       39,578
Distributions on preferred securities of subsidiary trust...     (11,348)      (7,519)
                                                              ----------   ----------
  Income (loss) from continuing operations before minority
    interest, equity in earnings of affiliate and
    extraordinary (loss)....................................      (3,982)      32,059
Minority interest in (earnings) losses of subsidiaries......         474      (18,431)
Equity in earnings of affiliate.............................       3,161        2,417
                                                              ----------   ----------
  Income (loss) from continuing operations before
    extraordinary (loss)....................................        (347)      16,045
Income from discontinued operations, net of tax.............          --       32,091
                                                              ----------   ----------
  Income (loss) before extraordinary (loss).................        (347)      48,136
Extraordinary (loss) on early extinguishment of debt, net...          --         (836)
                                                              ----------   ----------
  Net income (loss).........................................        (347)      47,300
Preferred stock dividends...................................         (37)         (28)
                                                              ----------   ----------
  Net income (loss) applicable to common stock..............  $     (384)  $   47,272
                                                              ==========   ==========
Net income (loss) per share of common stock:
  Basic:
    Income (loss) from continuing operations................  $    (0.03)  $     1.06
    Income from discontinued operations.....................          --         2.13
    Extraordinary (loss) on early extinguishment of debt,
      net, net of tax.......................................          --        (0.06)
                                                              ----------   ----------
      Net income (loss) per basic share of common stock.....  $    (0.03)  $     3.13
                                                              ==========   ==========
  Diluted:
    Income (loss) from continuing operations................  $    (0.03)  $     0.90
    Income from discontinued operations, net of tax.........          --         1.94
    Extraordinary (loss) on early extinguishment of debt,
      net...................................................          --        (0.05)
                                                              ----------   ----------
      Net income (loss) per diluted share of common stock...  $    (0.03)  $     2.79
                                                              ==========   ==========
Weighted average shares outstanding:
  Basic.....................................................      14,859       15,090
                                                              ==========   ==========
  Diluted...................................................      14,859       16,572
                                                              ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                         9% CUMULATIVE
                                                                                          CONVERTIBLE
                                                     COMMON STOCK        CAPITAL IN     PREFERRED STOCK
                                 COMPREHENSIVE   ---------------------   EXCESS OF    -------------------   RETAINED
                                     LOSS          SHARES      AMOUNT    PAR VALUE     SHARES     AMOUNT    EARNINGS
                                 -------------   ----------   --------   ----------   --------   --------   --------
Balance at December 31, 1999...                  21,663,041    $2,166     $158,268      427        $427     $27,056
Exercise of stock options......                      18,500         2           91
Employee stock purchase plan...                      44,312         4        1,174
Purchase of treasury stock.....
Compensation expense related to
  stock options and grants.....                      13,761         2        1,674
Dividends on preferred stock...                                                                                 (37)
Comprehensive loss:
  Net income (loss)............    $   (347)                                                                   (347)
  Foreign currency translation
    adjustment.................      (1,762)
  Realized losses on
    securities, net of tax.....         963
  Change in unrealized losses
    on securities, net of
    tax........................     (22,078)
                                   --------
Total comprehensive loss.......    $(23,224)
                                   ========      ----------    ------     --------      ---        ----     -------
Balance at September 30,
  2000.........................                  21,739,614    $2,174     $161,207      427        $427     $26,672
                                                 ==========    ======     ========      ===        ====     =======

                                  ACCUMULATED
                                     OTHER
                                 COMPREHENSIVE        TREASURY STOCK         RECEIVABLE
                                    INCOME       ------------------------       FROM
                                   (DEFICIT)        SHARES        AMOUNT    STOCKHOLDERS    TOTAL
                                 -------------   -------------   --------   ------------   --------
Balance at December 31, 1999...    $    451         (7,418,534)  $(92,396)      $(989)     $94,983
Exercise of stock options......                                                                 93
Employee stock purchase plan...                                                              1,178
Purchase of treasury stock.....                       (647,443)    (4,923)                  (4,923)
Compensation expense related to
  stock options and grants.....                         50,331        623          57        2,356
Dividends on preferred stock...                                                                (37)
Comprehensive loss:
  Net income (loss)............                                                               (347)
  Foreign currency translation
    adjustment.................      (1,762)                                                (1,762)
  Realized losses on
    securities, net of tax.....         963                                                    963
  Change in unrealized losses
    on securities, net of
    tax........................     (22,078)                                               (22,078)

Total comprehensive loss.......
                                   --------      -------------   --------       -----      -------
Balance at September 30,
  2000.........................    $(22,426)        (8,015,646)  $(96,696)      $(932)     $70,426
                                   ========      =============   ========       =====      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Income (loss) from continuing operations..................  $   (347)  $ 16,045
    Adjustments to reconcile income from continuing
      operations to net cash provided by operating
      activities:
        Depreciation and amortization.......................    46,941     43,194
        Amortization of deferred debt issuance costs and
          accretion of debt discount........................     4,351      4,441
        Compensation expense related to stock options and
          grants............................................     2,356        715
        Provision for deferred income taxes.................       571     29,005
        Minority interest in earnings (loss) of
          subsidiaries......................................      (474)    18,431
        Equity in earnings of affiliates....................    (3,161)    (2,417)
        Other, net..........................................        67     (1,526)
        Change in assets and liabilities, net of effects
          from companies acquired:
          Accounts receivable...............................   (32,670)   (62,255)
          Inventories.......................................    21,812     18,007
          Other current and non-current assets..............     7,487     26,017
          Accounts payable and accrued expenses.............    13,490     (8,859)
          Other long-term liabilities.......................    (2,131)       375
                                                              --------   --------
Cash flows provided by continuing operations................    58,292     81,173
Cash flows provided by discontinued operations..............        --      1,439
                                                              --------   --------
Cash flows provided by operating activities.................    58,292     82,612
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (60,291)   (47,284)
  Proceeds from sale of securities..........................    17,315         --
  Proceeds from sale of assets..............................     5,827     18,304
  Customer loans............................................   (25,524)   (21,473)
  Other.....................................................       876     (3,000)
                                                              --------   --------
Cash flows used for continuing operations...................   (61,797)   (53,453)
Cash flows used for discontinued operations.................        --     (2,526)
                                                              --------   --------
Cash flows used for investing activities....................   (61,797)   (55,979)
                                                              --------   --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net.........  $  3,136   $  2,353
  Short-term borrowings, net................................    19,430     39,700
  Repayment of long-term borrowings.........................   (71,431)  (247,683)
  Long-term borrowings......................................    44,594    240,151
  Debt issuance costs.......................................        --     (6,294)
  Proceeds from exercise of stock options...................        93     (5,654)
  Purchase of treasury shares...............................    (4,923)   (13,915)
  Subsidiary treasury stock purchases.......................        --    (12,893)
  Dividends on subsidiary common stock......................        --     (1,792)
  Dividends on preferred stock..............................       (37)        --
  Other.....................................................     1,204      3,591
                                                              --------   --------
Cash flows used for continuing operations...................    (7,934)    (2,436)
Cash flows provided by discontinued operations..............        --      3,034
                                                              --------   --------
Cash flows provided by (used for) financing activities......    (7,934)       598
                                                              --------   --------

Cash flows provided by discontinued operations..............        --      1,947
Net increase in discontinued operations cash and cash
  equivalents...............................................        --      1,947
Net increase (decrease) in continuing operations cash and
  cash equivalents..........................................   (11,439)    25,284
Cash and cash equivalents at beginning of period............    19,542     26,029
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  8,103   $ 53,260
                                                              ========   ========
Supplemental disclosures:
  Cash paid for interest....................................  $ 87,040   $ 85,190
                                                              ========   ========
  Cash paid (received) for income taxes, net of refunds.....  $  8,095   $ (1,282)
                                                              ========   ========
  Acquisition of Essex minority interest:
    Net assets acquired including goodwill..................             $ 83,044
    Minority interest in subsidiary.........................               50,246
                                                                         --------
    Issuance of subsidiary-obligated Mandatorily Redeemable
      Trust
      Convertible Preferred Securities of Superior Trust I
      holding solely convertible debentures of Superior (net
      of discount of $33,323)...............................             $133,290
                                                                         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    On August 6, 1999, Alpine sold its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc. Accordingly, Premier has been accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. The operating results of Premier for the three and nine month periods ended September 30, 1999 have been segregated from the Company's continuing operations and are reported as a separate line item on the statement of operations as discontinued operations.

2. INVENTORIES

    At September 30, 2000 and December 31, 1999, the components of inventories were as follows:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2000            1999
                                                               -------------   ------------
                                                                      (IN THOUSANDS)
         Raw materials.......................................    $ 57,646        $ 50,618
         Work in process.....................................      45,741          42,150
         Finished goods......................................     208,631         233,142
                                                                 --------        --------
                                                                  312,018         325,910
         LIFO reserve........................................     (19,844)        (12,339)
                                                                 --------        --------
                                                                 $292,174        $313,571
                                                                 ========        ========

    Inventories valued using the LIFO method amounted to $158.9 million and $167.3 million at September 30, 2000 and December 31, 1999, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

    The components of comprehensive income for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                         THREE MONTHS           NINE MONTHS
                                                      ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
    Net income (loss)...............................  $(3,031)   $39,853    $  (347)   $47,300
    Foreign currency translation adjustment.........   (1,335)    (2,688)    (1,762)    (2,641)
    Realized losses on securities, net of tax.......      963         --        963         --
    Change in unrealized losses on securities, net
      of tax........................................   (8,615)        --    (22,078)
    Additional minimum pension liability............       --         --         --       (694)
                                                      --------   -------    --------   -------
    Comprehensive income (loss).....................  $(12,018)  $37,165    $(23,224)  $43,965
                                                      ========   =======    ========   =======

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

PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations for the nine months ended September 30, 1999, which give effect to the March 31, 1999 acquisition of the remaining 19% of the outstanding common stock of Essex as if it had occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
PRO FORMA FINANCIAL DATA (CONTINUED)

operations that would have occurred if the transaction had taken place at the beginning of the period presented or of the future results of operations.

                                                                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 1999
                                                                  ----------------------
                                                                      (IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
    Net sales...................................................        $1,543,977
    Income from continuing operations before income taxes,
      distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and
      extraordinary (loss)......................................            67,846
    Income from continuing operations before extraordinary
      (loss)....................................................            15,361
    Income from discontinued operations.........................            32,091
    Extraordinary (loss) on early extinguishment of debt, net...              (836)
    Net income applicable to common stock.......................        $   46,588
                                                                        ==========
    Net income per diluted share of common stock:
      Income from continuing operations before extraordinary
        (loss)..................................................        $     0.86
      Income from discontinued operations.......................              1.94
      Extraordinary (loss) on early extinguishment of debt,
        net.....................................................             (0.05)
                                                                        ----------
      Net income per diluted share of common stock..............        $     2.75
                                                                        ==========

5. RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, Superior initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, Superior revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of September 30, 2000, $17.1 million, $9.8 million, $3.0 million and $2.6 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

5. RESTRUCTURING ACCRUAL (CONTINUED)
    SUPERIOR ISRAEL

    During 1999, Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. As of September 30, 2000, $1.3 million has been incurred and paid. The restructuring actions eliminated approximately 35 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

    During the three months ended September 30, 2000, Superior Israel recorded a $1.8 million restructuring charge for further consolidation of manufacturing facilities. The restructuring actions will result in the elimination of approximately 107 positions, most of which are manufacturing related employees. All aspects of the restructuring plan are expected to be completed by March 2001.

6. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------
                                                       2000                              1999
                                          -------------------------------   -------------------------------
                                            NET                 PER SHARE     NET                 PER SHARE
                                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                          --------   --------   ---------   --------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Income (loss) from continuing
      operations........................  $(3,031)                          $ 4,484
    Less: preferred stock dividends.....      (10)                               (9)
                                          -------                           -------
    Basic earnings (loss) per common
      share from continuing
      operations........................   (3,041)    14,676     $(0.21)      4,475     14,810     $ 0.30
                                                                 ======                            ======
    Dilutive impact of stock options,
      warrants and grants...............       --         --                     --      1,462
    Dilution in subsidiary and affiliate
      earnings from common stock
      equivalents.......................       (1)        --                   (427)        --
    Assumed conversion of preferred
      stock.............................       --         --                      9         50
                                          -------     ------                -------     ------
    Diluted earnings (loss) per common
      share from continuing
      operations........................  $(3,042)    14,676     $(0.21)    $ 4,057     16,322     $ 0.25
                                          =======     ======     ======     =======     ======     ======

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

6. EARNINGS PER SHARE (CONTINUED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------
                                                       2000                              1999
                                          -------------------------------   -------------------------------
                                            NET                 PER SHARE     NET                 PER SHARE
                                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                          --------   --------   ---------   --------   --------   ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Income (loss) from continuing
      operations........................  $  (347)                          $16,045
    Less: preferred stock dividends.....      (37)                              (28)
                                          -------                           -------
    Basic earnings (loss) per common
      share from continuing
      operations........................     (384)    14,859     $(0.03)     16,017     15,090     $ 1.06
                                                                 ======                            ======
    Dilutive impact of stock options,
      warrants and grants...............       --         --                     --      1,432
    Dilution in subsidiary and affiliate
      earnings from common stock
      equivalents.......................      (72)        --                 (1,107)        --
    Assumed conversion of preferred
      stock.............................       --         --                     28         50
                                          -------     ------     ------     -------     ------
    Diluted earnings (loss) per common
      share from continuing
      operations........................  $  (456)    14,859     $(0.03)    $14,938     16,572     $ 0.90
                                          =======     ======     ======     =======     ======     ======

    The Company has excluded from the diluted earnings per share calculation the assumed conversion of Superior's Trust Convertible Preferred Securities as the impact would be anti-dilutive.

7. NONRECURRING AND UNUSUAL CHARGES

    The Company incurred nonrecurring and unusual charges of $3.9 million and $12.7 million during the three and nine month periods ended September 30, 2000, respectively. These charges related principally to the close down of plants, consolidation of production capacity and related costs in Superior's building wire (Electrical) operations and in the Company's Superior Israel operations. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation. The Company incurred nonrecurring and unusual charges of $4.6 million during the nine month period ended September 30, 1999, which were primarily associated with the evaluation and termination of a management information system project at Essex.

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

                               SEPTEMBER 30, 2000

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

                                              THREE MONTHS          NINE MONTHS ENDED
                                           ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                           -------------------   -----------------------
                                             2000       1999        2000         1999
                                           --------   --------   ----------   ----------
                                                          (IN THOUSANDS)
Net sales:
  Communications.........................  $214,127   $182,743   $  637,761   $  574,629
  OEM....................................   150,206    154,176      468,609      447,358
  Electrical.............................   139,984    185,531      441,056      521,990
                                           --------   --------   ----------   ----------
                                           $504,317   $522,450   $1,547,426   $1,543,977
                                           ========   ========   ==========   ==========
Operating income (loss):
  Communications.........................  $ 29,158   $ 32,029   $   95,128   $  104,671
  OEM....................................    16,899     21,471       59,137       63,024
  Electrical.............................      (326)    10,653        7,816       31,001
  Corporate and other....................    (6,339)    (6,108)     (20,111)     (20,900)
  Amortization of goodwill...............    (5,293)    (5,201)     (15,774)     (14,531)
  Nonrecurring and unusual charges.......    (3,915)        --      (12,727)      (4,552)
                                           --------   --------   ----------   ----------
                                           $ 30,184   $ 52,844   $  113,469   $  158,713
                                           ========   ========   ==========   ==========

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Total assets:
  Communications............................................   $  558,982      $  510,537
  OEM.......................................................      304,730         274,103
  Electrical................................................      289,448         323,154
  Corporate and other (including goodwill)..................      999,034       1,075,835
                                                               ----------      ----------
                                                               $2,152,194      $2,183,629
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

    Superior manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities, and to a lesser degree, automotive and specialty wiring assemblies for automobiles and trucks. Industry segment financial data for Superior's principal industry segments is included in Note 8 to the accompanying condensed consolidated financial statements.

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

RESULTS OF OPERATIONS--THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

    Sales for the quarter ended September 30, 2000 were $504.3 million, a decrease of 3.5% as compared to sales of $522.5 million for the quarter ended September 30, 1999. Adjusted for a constant cost of copper, the sales decline in the September 2000 quarter as compared to the September 1999 quarter was approximately 7.5%. The reduction in copper-adjusted sales for the September 30, 2000 quarter was due to lower sales in Superior's Electrical and OEM Groups partially offset by comparative sales growth in Superior's Communications Group.

    Sales for Superior's Communications Group for the September 30, 2000 quarter were $214.1 million, an increase of 13.2% on a copper-adjusted basis over the September 30, 1999 quarter. Sales growth in the current quarter as compared to the prior year period was due to a 90.8% increase in sales of broadband products (which include fiber optic, copper premise and composite cables), with such product line reaching an annualized revenue rate of approximately
$170.0 million. Sales growth in this product line was the result of strong industry demand trends as well as market share gains attributable to recent capacity additions, new product introductions and broadened marketing and sales activities. September 30, 2000 quarterly sales of copper outside plant (OSP) cables, which are used principally by telephone companies in the local loop segment of the telephony network, were approximately equivalent to copper-adjusted sales for the prior year September quarter despite a comparative decline in the current quarter associated with the loss of business under a major customer contract. This volume decline was offset by overall industry demand and increased sales in the distributor and international market.

    Sales for Superior's OEM Group were $150.2 million for the quarter ended September 30, 2000, reflecting a copper-adjusted decline of 6.2% as compared to the September 30, 1999 quarter. The current quarter comparative sales decline reflected softening demand for magnet wire from Superior's major OEM customers due principally to industry-wide economic slowdown, particularly in the construction, refrigeration, consumer durables and automotive sectors. The Company believes that the impact of end market demand slowdown was exacerbated by inventory reductions at several major customers.

    Sales for Superior's Electrical Group were $140.0 million for the September 30, 2000 quarter, representing a decline of 29.3% on a copper-adjusted basis as compared to the quarter ended September 30, 1999. Sales volume in the Electrical Group was impacted by lower available productive capacity, a condition which has existed throughout 2000 as Superior has been in the process of relocating and consolidating manufacturing equipment and balancing capacity in its building wire operations. The Company does anticipate a modest increase in production capacity as it completes its equipment relocation and capacity consolidation efforts and, subject to end market demand, improving sales volume levels.

    Sales for the nine month period ended September 30, 2000 were $1.547 billion, as compared to sales of $1.544 billion for the nine month period ended September 30, 1999. Adjusted for a constant cost of copper, sales declined in the September 30, 2000 nine month period by 5.3% as compared to the prior year nine month period. The comparative reduction in copper-adjusted sales was due to a decline of 22.5% in Superior's Electrical Group sales partially offset by an increase of 6.7% in Superior's Communications Group sales.

    Gross profit for the September 30, 2000 quarter was $80.3 million, a decline of $16.1 million as compared to gross profit of $96.4 million for the quarter ended September 30, 1999. The gross profit percentage in the September 2000 quarter was 15.9%, a decline on a copper-adjusted basis of 170 basis points, as compared to the prior year September quarter. The decline in gross profit and gross profit percentage was principally attributable to Superior's Electrical Group, where comparative pricing pressures, lower sales and higher per unit production costs negatively impacted the gross profit and margin. Also impacting gross profit in all business segments during the quarter were increased raw material, freight and fuel costs, most of which were not recoverable through price adjustments due to competitive market factors.

    Gross profit for the nine month period ended September 30, 2000 was $264.6 million, a decline of 11.2% as compared to the prior year nine month period. The comparative reduction in gross profit was principally the result of lower sales and lower gross profit margins in Superior's Electrical Group associated with the aforementioned productivity and production efficiency issues.

    Selling, general and administrative expense ("SG&A expense") for the September 30, 2000 quarter was $40.9 million, an increase of 6.7% as compared to SG&A expense of $38.4 million for the September 30, 1999 quarter, with such increase reflecting higher selling and marketing expenses to support the sales growth of Superior's Communications Group broadband product line, higher SG&A expense at Superior Israel resulting from acquisitions completed in late 1999 and an increase in corporate non-cash compensation expense charges. For the nine months ended September 30, 2000, SG&A expense increased 2.1% to $122.7 million, as compared to the prior year nine month period ended September 30, 1999. SG&A expense for the September 30, 2000 nine month period included a comparative decline attributable to the impact of Superior's corporate restructuring and overhead expense reductions initiated principally in the second quarter of 1999, offset by the aforementioned higher expense levels in the September 30, 2000 quarter.

    Superior incurred nonrecurring and unusual charges of $3.9 million and $12.7 million for the three and nine month periods ended September 30, 2000, respectively. The current period nonrecurring and unusual charges related principally to the close down of plants, consolidation of production capacity and related costs in Superior's building wire (Electrical) and Superior Israel operations. For the nine month period ended September 30, 1999, Superior incurred nonrecurring and unusual charges of $4.6 million, which were primarily associated with the integration of the acquired Essex operations.

    Operating income for the September 30, 2000 quarter was $30.2 million. Before nonrecurring and unusual charges, operating income was $34.1 million, a decline of $18.7 million as compared to the September 30, 1999 quarter. For the nine month period ended September 30, 2000, operating income (before nonrecurring and unusual charges) was $126.2 million, a decline of $37.1 million as compared to the nine month period ended September 30, 1999. The comparative decline in operating income for the current year three and nine month periods was principally attributable to lower sales and margins in Superior's Electrical Group and the impact of increased raw material and other costs impacting all of the Company's business segments.

    Interest expense for the three and nine month periods ended September 30, 2000 was $34.6 million and $102.6 million, respectively, representing an increase of $3.0 million and $9.7 million, respectively, over the prior year three and nine month periods. The increase in interest expense was the result of higher short-term (LIBOR) interest rates in the current period and, to a lesser degree, higher borrowings at Superior Israel associated with acquisition related debt.

    Loss on sale of securities for both the three and nine month periods ended September 30, 2000 was $1.6 million ($1.0 million or $0.06 per diluted share on an after tax basis) and was due to the liquidation of 4.9 million shares of the Company's common equity investment in Cookson.

    Other income amounted to $2.3 million for the three month period ended September 30, 2000, with such income being primarily due to currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked) as well as gains on sale of certain fixed assets and investments. For the nine month period ended September 30, 2000 other income was $5.5 million including $2.7 million in dividend income from the Company's common equity investment in Cookson. Other expense amounted to $2.7 million for the three month period ended September 30, 1999, with such expense being primarily due to currency translation losses at Superior Israel. For the nine month period ended September 30, 1999, other income was $2.9 million and included currency gains at Superior Israel as well as investment income earned on certain corporate managed fund accounts.

    For the three and nine month periods ended September 30, 2000 the Company recorded minority interest in net losses of subsidiary of $2.0 million and $0.5 million, respectively, reflecting the minority common equity interest in the losses incurred by Superior Israel net of the minority common equity interest in the earnings of Superior for such periods. The Company reflected similar charges for the prior year three and nine month periods totaling
$4.1 million and $18.4 million, respectively.

    Equity in earnings of affiliate represents accrued dividend income earned on Alpine's investment in PolyVision preferred stock and Alpine's proportionate common equity interest in the net earnings of PolyVision for the applicable reporting periods. Total income recorded from the Company's investment in PolyVision amounted to $1.6 million and $3.2 million respectively, for the three and nine month periods ended September 30, 2000.

    The Company incurred a loss before nonrecurring and unusual charges for the quarter ended September 30, 2000 of $2.1 million or $0.15 per diluted share which included a $0.06 per diluted share after tax loss on sale of securities. For the quarter ended September 30, 1999, income from continuing operations before nonrecurring and unusual charges was $4.5 million or $0.25 per diluted share. For the nine month period ended September 30, 2000, income before nonrecurring and unusual charges was $3.2 million or $0.21 per diluted share as compared to income from continuing operations before nonrecurring, unusual and extraordinary charges of $17.3 million or $0.98 per diluted share for the nine months ended September 30, 1999. The reduction in net income in the current year three and nine month periods was principally due to lower operating income in Superior's Electrical Group, net losses incurred in Superior's 50.2% owned subsidiary, Superior Israel, and higher interest charges related to higher short-term (LIBOR) interest rates.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the nine months ended September 30, 2000, the Company generated
$58.3 million in cash flow from continuing operating activities. Cash flows from operating activities consisted of $50.2 million in operating cash flow (net loss plus non-cash charges) and $8.1 million in cash flow provided by net working capital reductions, including a $21.8 million inventory reduction (7.0% reduction) resulting from Superior's efforts to lower overall inventory levels and increase inventory turns, particularly in its building wire operations. Cash used for investing activities amounted to $61.8 million and consisted principally of capital expenditures and pre-arranged long-term loans ("Superior Israel Customer Loans") made to one of Superior Israel's principal customers partly offset by cash received from the sale of assets, including $17.3 million in cash proceeds from the sale of 4.9 million Cookson ordinary shares. Cash used for financing activities amounted to $7.9 million. The major components were a net increase of borrowings of Superior Israel of $29.7 million (including $25.5 million related to Superior

Israel Customer Loans), other debt reductions of $34.0 million, and treasury stock repurchases of $4.9 million.

SUPERIOR TELECOM

    Superior finances its operating activities and other capital requirements (principally capital expenditures) from operating cash flow and funding availability under Superior's $1.15 billion credit agreement (the "Superior Credit Agreement") and Superior Israel's credit facilities (the "Israel Credit Agreements"). Total undrawn funding availability under the Superior Credit Agreement and the Israel Credit Agreements amounted to $153.5 million and $11.2 million, respectively, at September 30, 2000.

    In addition to financing provided by Superior's credit facilities, Superior has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing (subject to the level of contractually defined eligible receivables) through the issuance of secured commercial paper. At September 30, 2000, $159.8 million was outstanding under this program.

    Superior's principal debt service commitments for the next 12 months amount to $88.8 million and capital expenditures are expected to approximate $40.0-$45.0 million. Management anticipates that Superior will continue to generate positive cash flows from its operating activities over the next twelve months and that such operating cash flows plus excess funds available under Superior's credit facilities will be sufficient to fund its aforementioned debt service obligations and its estimated capital expenditure levels.

ALPINE CORPORATE

    As of September 30, 2000, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $8.5 million. Alpine also owns approximately
10.5 million common shares (representing 51.7% common share ownership) of Superior (NYSE:SUT) with a market value on November 7, 2000 of approximately $51.0 million. Additionally, at November 7, 2000, Alpine's investments in Cookson ordinary shares (FTSE: CKSN.L) and PolyVision common stock (AMEX: PLI) and preferred stock amounted to approximately $81.1 million and $33.0 million, respectively.

    Alpine's primary commitments over the next twelve month period include funding of corporate overhead expenses and interest payments on approximately $78.0 million in Alpine corporate debt. Total annual funding for Alpine corporate overhead and interest expense is expected to approximate $13.0-$14.0 million.

    Alpine has a corporate credit facility providing for borrowings up to $100 million (subject to collateral availability). As of September 30, 2000, $65.1 million was outstanding under this facility. The Company has pledged substantially all of its common share and ordinary share ownership in Superior and Cookson, respectively, as security for this credit facility.

    For the next 12 month period, Alpine expects to fund its aforementioned annual commitments from allowable management fees payable by Superior to Alpine, cash dividends from Cookson and from interest income, with any shortfall funded from existing corporate cash, cash equivalents and marketable securities reserves.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10--ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The EITF consensus establishes guidance on the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The

EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement which includes such costs if the costs are not included in cost of sales and are significant. This consensus is effective for the fourth quarter of 2000 and requires reclassification of prior period financial statements presented for comparative purposes to comply with the classification guidelines of the consensus. The Company anticipates that the changes in classification in the statement of operations will not be material.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which provides the SEC's views regarding revenue recognition in financial statements, including income statement presentation and disclosure. SAB 101 clarifies that revenue generally is realized or realizable when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company is currently in compliance with the provisions of SAB 101.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    10.1*Amendment No. 3, dated as of May 1, 1999, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc.

    27* Financial Data Schedule

(B) REPORTS ON FORM 8-K

    None.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE ALPINE GROUP, INC.

                                                       By:            /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                                        David S. Aldridge
                                                              CHIEF FINANCIAL OFFICER AND TREASURER
                                                              (DULY AUTHORIZED OFFICER AND PRINCIPAL
Date: November 14, 2000                                         FINANCIAL AND ACCOUNTING OFFICER)