Form 10-K
period 2000-12-31
ALPINE GROUP INC /DE/
filed 2001-04-02
CIK 4164

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________TO __________

                          COMMISSION FILE NUMBER 1-9078
                             -----------------------
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
           Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                      ON WHICH REGISTERED
             -------------------                      -------------------
    Common Stock, par value $.10 per share          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         At March 23, 2001, the registrant had 13,736,914 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $23.7 million based on the closing price of $2.35 per share of such common stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Proxy Statement for the Company's Annual Meeting of Stockholders in
Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

         The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in three publicly traded industrial manufacturing companies; including (i) a 51.5% common equity interest in Superior TeleCom Inc. (a consolidated subsidiary); (ii) a 48% common equity interest and a $23.3 million preferred equity investment in PolyVision Corporation; and (iii) a 2% common equity investment in Cookson Group, plc. Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987.

                              SUPERIOR TELECOM INC.

GENERAL

         Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), is a publicly traded New York Stock Exchange listed company (NYSE: SUT) engaged in the manufacture of wire and cable products.

         Superior TeleCom Inc. is the largest wire and cable manufacturer in North America and the fourth largest in the world. Superior manufactures wire and cable products for the communications, original equipment manufacturer, or "OEM", and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 31 manufacturing facilities in the United States, Canada, United Kingdom, Israel and Mexico.

ORGANIZATIONAL HISTORY

         Superior was incorporated in July 1996 as a wholly-owned subsidiary of Alpine. On October 2, 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to Superior. On October 17, 1996, Superior completed an initial public offering of its common stock, generating net proceeds of approximately $100 million which were used to reduce outstanding bank debt and pay Alpine certain previously declared dividends. As a result of the initial public offering, Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases and other transactions, Alpine's current common stock interest in Superior is 51.5%.

         Superior effected a five-for-four stock split on February 2, 1998 and again on February 3, 1999, and issued a 3% stock dividend on February 11, 2000.

RECENT SIGNIFICANT GROWTH

         Over the past six years, Superior, including its predecessors, has led a consolidation of the North American wire and cable industry. In May 1995, Superior Telecommunications Inc. acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, Superior became the largest North American manufacturer of copper telephone wire and cable.

         On November 27, 1998, Superior, through a newly formed, wholly-owned subsidiary, acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. ("Essex") through a cash tender offer for an aggregate price of approximately $770 million. Then, on March 31, 1999, Essex merged with that wholly-owned subsidiary of Superior. In the merger, holders of the remaining 19% of the outstanding shares of common stock of Essex each received 0.64 (in the aggregate $167 million liquidation value) of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests, for each share of Essex common stock owned. Upon completion of the merger, Essex became a wholly-owned subsidiary of Superior. Essex, through its subsidiaries, manufactures and distributes wire and cable and insulation products, including magnet wire and insulation materials for electromechanical devices, building wire for commercial and residential construction applications, copper communications wire and cable and industrial wire. As a result of the acquisition of Essex, Superior is now a diversified supplier of wire and cable products and is the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

         During 1998, Superior also expanded its presence in international markets. On May 5, 1998, Superior acquired 51% of the issued and outstanding shares of common stock of Cables of Zion United Works, Ltd. ("Cables of Zion") for approximately $25.0 million in cash. Cables of Zion is an Israel-based cable and wire manufacturer whose primary products include fiber and copper communications wire and cable and power cable. Cables of Zion products are sold primarily into the Israeli and European markets.

         On December 31, 1998, Superior, through Cables of Zion, acquired the business and certain operating assets of Cvalim-The Electric Wire & Cable Company of Israel Ltd. and its wholly-owned subsidiary, Dash Cable Industries (Israel) Ltd., for approximately $41.2 million in cash. Cvalim was the leading Israeli manufacturer of electrical, communications and industrial wire and cable products. Furthermore, in October 1999 Cables of Zion acquired the business and certain operating assets of Pica Plast Limited, the remaining major wire and cable company in Israel, for a purchase price of approximately $10 million. As a result of these acquisitions, Cables of Zion, which has changed its name to Superior Cables Limited, is the dominant wire and cable manufacturer in Israel with an approximate 80% market share. Superior believes that expanding its operational presence in Israel will enable it to participate further in the growing communications wire and cable markets in Europe and the Middle East. The operations of Superior Cables Limited, including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

RECENT CORPORATE REORGANIZATION AND OPERATIONAL RESTRUCTURINGS

         During 1999 and continuing into 2000, and in connection with the Essex acquisition, Superior initiated a significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets.

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

         Additionally, the Company has substantially completed a restructuring and rationalization of the operating assets comprising Essex's Electrical Group. During the past two years, the Company shut down or sold six electrical wire manufacturing plants. This has resulted in the Electrical Group's manufacturing being consolidated into six remaining manufacturing facilities. This restructuring resulted in the elimination of 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity, all of which was considered excess capacity.

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

         The Communications Group's North American operations manufacture and sell the following communications wire and cable products:

         (1) Copper outside plant ("OSP") wire and cable for voice and data transmission, used in the distribution or local loop portion of the telecommunications infrastructure, principally by the local exchange carriers ("LECs");

         (2) Fiber optic OSP cable products used principally for trunking and feeder applications in local exchange, CATV, and long distance networks; and OSP composite (or hybrid) cables (including fiber optic/twisted pair and coaxial/twisted pair cables) for local exchange feeder, distribution and service wire applications; and

         (3) Copper and fiber optic premise wire and cable used within homes, offices and switching structures for local area networks ("LANs"), Internet connectivity and other applications.

Superior is the largest manufacturer of copper communications cable in North America, and the largest worldwide manufacturer of copper OSP wire and cable products.

         The Communications Group North American operations also include the operations of DNE Systems, Inc. ("DNE"). DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not material in relation to the total net sales of the Communications Group.

COPPER OSP PRODUCTS

         Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs, which include the regional Bell operating companies ("RBOCs") and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. Superior believes that copper will continue to be a leading transmission medium in the local loop due to factors such as:

     o the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs;

     o the lower installation costs of copper compared to optical fiber and other media;

     o technological advances, such as digital subscriber line ("xDSL") technologies and integrated services digital networks ("ISDN"), that increase the bandwidth of the installed local loop copper network;

     o the increasing demand by consumers for affordable enhanced services, which, because of technological advances, can be supported by the copper-based local loop; and

     o the increasing demand for affordable multiple residential access lines to support fax machines, Internet access and multiple voice lines.

         Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities, including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business and, increasingly in recent years, on demand for additional telephone and data lines dedicated to facsimile machines and computer modems, which are used for, among other purposes, business communications and access to the Internet.

         The local loop comprises approximately 185 million residential and business access lines in the United States. The installed base of copper wire and cable and associated switches and other components utilized in the local loop represents an investment of over $150 billion that must be maintained by the LECs. Although other media, such as fiber optic cable, are used for trunk lines between central offices and for feeder lines connecting central offices to the local loop, a substantial portion of all local loop lines and systems continue to be copper-based. Superior believes that in the local loop, copper-based networks require significantly lower installation costs than other alternative networks such as fiber optics.

         Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These advances include xDSL and ISDN technologies. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed LAN-to-LAN connectivity, and other specialized bandwidth-intensive applications, all of which can now be provided over the copper based local loop network.

         Superior's copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable. The basic unit of virtually all copper OSP wire and cable is the "twisted pair," a pair of insulated conductors twisted around each other. Twisted pairs are bundled together to form communications wire and cable. Superior's copper OSP wire and cable products are differentiated by a multitude of design variations, depending on where the cable is to be installed. Copper OSP products normally have metallic shields for mechanical protection and electromagnetic shielding, as well as an outer polyethylene jacket.

         For the year ended December 31, 2000, net sales of copper OSP products accounted for 63% of the Communications Group's net sales.

         Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and the two major independent telephone companies, GTE Corporation and Sprint Corporation. It is estimated that the RBOCs, GTE and Sprint comprise approximately 80% of the approximately $1.3 billion North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. Prior to the Essex acquisition, Superior was not a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. However, the Essex acquisition provided Superior both the capacity and the established distributor network to address this market. For the year ended December 31, 2000, 63% of Superior's OSP net sales were to the RBOCs and the two major independent telephone companies. Superior sells to the RBOCs and major independent telephone companies through a direct sales force. With the acquisition of Essex, Superior's OSP wire and cable products are increasingly being sold through domestic and international distributors and sales representatives.

         Superior's sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain percentage of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2000, Superior had multi-year arrangements with two of the four RBOCs and with the two major independent telephone companies.

BROADBAND PRODUCTS

         The Company's broadband products include: (i) OSP fiber and composite cables and (ii) copper and fiber optic premise wire and cable products. These products are designed to meet the highest bandwidth requirements necessary in trunking and feeder applications to service the growing demand for increasing transmission rates within the copper based local loop distribution network, and to service the high transmission rate requirements of local area and wide area networks. Sales of broadband products in 2000 were $141 million, representing a growth rate of 69% over 1999.

     FIBER OPTIC OSP PRODUCTS

         For many years the use of fiber optic OSP cable was principally limited to trunking applications and, to a lesser degree, high density feeder applications within the local exchange network. During this period the fiber optic OSP cable market was dominated by major vertically integrated optical fiber producers, including Corning Inc. and Lucent Technologies Inc., who held significant technological and cost advantages. In recent years, the demand for fiber optic cable has increased dramatically in the feeder network as a funnel to support the emerging high bandwidth digital copper loops, and as both a backbone and distribution medium for CATV applications. Further, technological advances now have allowed other manufacturers to cost efficiently produce fiber optic OSP cable products and effectively compete with the major vertically integrated fiber optic cable producers.

         Superior began manufacturing fiber optic OSP cable products in 1999. In 2000 Superior completed a major expansion of its fiber optic cabling capabilities and successfully produced and sold $47 million of fiber optic OSP cable products, a growth rate of 273% over 1999. The Company expects to continue to invest in expanding its fiber optic cabling capabilities and anticipates continued revenue growth in this product segment.

         The fiber optic OSP cables Superior manufacturers can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 280 fibers, which are typically single-mode fibers. These cables are sold to traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies, inter-exchange carriers and competitive access providers.

         PREMISE PRODUCTS

         Premise wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communication and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Superior expects demand for premise wire and cable products to continue to increase, particularly as new office buildings are constructed, existing office buildings are upgraded to accommodate advanced network requirements and multiple residential access lines for facsimile machines, home offices, home networks and access to the Internet are installed.

         There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment, and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printers and file servers, to form a network.

         Four major types of cables are currently deployed in premise applications: (1) LAN copper twisted pair (unshielded twisted pair or "UTP" and shielded twisted pair or "STP"), (2) LAN fiber optic cable, (3) LAN coaxial cable and (4) voice grade twisted copper pair. Superior anticipates that UTP and fiber optic cable will provide the most significant growth opportunities due to increasing demands in the premise market for cost-effective, high bandwidth solutions.

         Continued high growth for new LAN installations, as well as voice system upgrades, have resulted in increased demand for LAN UTP cables, particularly Category 5, Category 5e and Category 6 cables. These high bandwidth cables have made it possible for UTP to compete with fiber and LAN STP for high-speed LAN applications. The other large component of the premise segment is fiber optic cable, which meets the needs of communications services requiring bandwidth capabilities greater than can be provided by copper based technologies.

         Superior's current premise wire and cable product offerings include voice grade twisted pair, LAN UTP and LAN fiber optic cable. Superior's LAN UTP product offerings include Category 6 cables, Category 5e and Category 5 cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) applications. Superior has recently developed and has begun manufacturing, marketing and selling LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers, and are used in plenum and riser applications within buildings. Superior is continuing to expand its manufacturing capabilities for both copper UTP and fiber optic cable products with an anticipated increase in sales and market share in 2001.

         Superior's premise wire and cable products are sold primarily through major national and international distributors, smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in the industrial, commercial and residential markets.

         The premise wire and cable market is fragmented, with nearly 25 premise wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc., Cable Design Technologies Corporation, Berk-Tek (an Alcatel company), Belden Inc., CommScope Inc., General Cable Corporation, Corning, Inc. and Avaya Inc. Superior estimates the North American market for premise wire and cable products similar to those manufactured by Superior to be approximately $2.0 billion.

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

         Superior Israel's major product offerings include: (1) communications cable including copper and optical fiber OSP and premise products; (2) high and medium voltage power cable utilized by power utilities; and (3) industrial and automotive wire and cable.

         Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company; and IEC, the largest Israeli power utility. Product export sales outside of Israel amounted to 27% of total sales for the year ended December 31, 2000. The major export markets include Europe, Latin America and Southeast Asia.

         As a result of the combination of the operations of Cables of Zion, Cvalim and Pica Plast, Superior has consolidated certain manufacturing facilities and administrative functions. This restructuring resulted in closure of five manufacturing facilities, closure of administrative offices in Rishon LeZion and elimination of 299 personnel to date. Superior Israel currently operates three manufacturing plants.

                                    OEM GROUP

         Superior's OEM Group develops, manufactures and markets magnet wire and other related products to major OEMs for use in motors, transformers and electrical controls. Through its Essex Brownell distribution business, Superior also distributes its magnet wire and certain related accessory products to smaller OEMs as well as to motor repair facilities.

         In 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations Superior has completed a manufacturing restructuring project to improve and expand this operation. This enhanced production capability provides Superior an opportunity to participate in growth arising from the consolidation of the Western European magnet wire market and from economic growth and development in Eastern Europe. During 2000, Superior substantially completed construction of a new 280,000 square foot magnet wire manufacturing facility located in Torreon, Mexico . This new facility is strategically located to service, on a cost effective basis, Mexican based manufacturing locations of current major OEM customers as well as to take advantage of one of the world's largest and fastest growing markets for magnet wire. With the addition of the Torreon facility, the OEM Group operates 12 manufacturing plants and 21 warehousing and distribution locations in North America and the U.K.

         For the year ended December 31, 2000, sales of magnet wire accounted for 74% of the OEM Group's net sales.

MAGNET WIRE

         Superior is the leading manufacturer and supplier of magnet wire in the North American market. Magnet wire is used in electrical motors, with the principal end market applications including electrical motors used in automotive and industrial applications, and for appliances. Magnet wire is also used in transformers for power generation by power utilities and for power conversion and electrical controls in industrial applications.

         The North American market demand for magnet wire has experienced continued growth since 1991. Sales growth in the magnet wire industry is driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. Additionally, federal government mandates are requiring higher energy efficiency from electric devices, which is achieved by using, on average, 25% more magnet wire in motors and transformers. Strong consumer demand for greater numbers of electrical convenience items in homes, offices and vehicles has resulted in increased sales of household appliances and increased demand for magnet wire for use in electric motors and coils.

         Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost efficiencies achieved by larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown over the last several years as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing. It is estimated that captive magnet wire manufacturers now represent only 7% of total magnet wire production in North America.

         Superior offers a comprehensive line of magnet wire products, including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is insulated copper or aluminum wire that is wound into coils for use in electromagnetic devices including motors, alternators, transformers, control devices and power generators. Electromagnetic devices have numerous applications in industrial and household settings.

         Superior works closely with global OEMs to develop new magnet wire for applications in energy efficient motors, generators and transformers. In recent years, Superior has introduced the Ultra Shield(TM) Plus wire, for use by global OEM motor manufacturers in inverter drive motors where high voltage spikes are encountered. Other new products include Soderon(R)/180 and Soderex(R)/180, two new magnet wires that are used in appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

         Superior's magnet wire products are sold directly to major OEMs and, through its Essex Brownell distribution business, to secondary OEMs, aftermarket repair facilities, coil manufacturers and distributors. Products are also marketed internationally through authorized distributors.

         Sales to major OEMs, including, among others, Emerson, Delphi Automotive Systems, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual or multi-year supply agreements based on a percentage of the customers' total requirements and on a negotiated fixed price, subject to adjustment for the cost of copper. For the year ended December 31, 2000, approximately 84% of magnet wire sales were pursuant to such supply arrangements.

ESSEX BROWNELL DISTRIBUTION AND ACCESSORY PRODUCTS

         Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets. The Essex Brownell distribution operations include a nationwide sales force, supported by over 20 strategically located distribution and warehouse locations. In addition to magnet wire, the Essex Brownell line includes products from manufacturers such as 3M, Permacel, Dow Corning and P.D. George. Superior believes that it has a distinct competitive advantage in that it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets.

                                ELECTRICAL GROUP

         Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a limited line of industrial wire products. As discussed above in "Recent Corporate Reorganization and Operational Restructurings", the Electrical Group has consolidated its manufacturing operations, reducing its manufacturing facilities from twelve to six remaining manufacturing facilities in the United States. This manufacturing consolidation eliminated excess capacity and is expected to result in lowered manufacturing cost and an overall improved cost structure.

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

         Superior is one of the leading manufacturers in North America of copper building wire products used in commercial and residential applications. Superior estimates that the building wire market has grown, on average, approximately 2%-4% per annum over the past five years. Sales growth in the building wire industry has resulted primarily from renovation activity, as well as new nonresidential and residential construction. Both new construction and renovation growth are being affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, there has been a greater wiring density required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty and task lighting, electric garages and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is also increasing in size and thus influencing demand in this industry.

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

         Notwithstanding this consolidation of suppliers, there still exists manufacturing overcapacity for building wire, which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. During 1999 and 2000, market pricing for building wire products declined substantially, with copper adjusted pricing reaching five year lows through much of this period. As previously discussed, the Company has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

         Prior to 1998, Superior served the wholesale electrical and specialty distributors through a network of over 30 service centers and stocking locations in the United States. In 1998, Essex, prior to its acquisition by Superior, began an initiative to consolidate the service centers and stocking locations into a smaller number of strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products, including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs provide regionally centralized distribution for communication wire and cable, magnet wire and related insulation products. The Company currently operates four RDCs located in Georgia, Missouri, California and Indiana.

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

         During 2000 Superior substantially increased its production capability for fiber optic cable, requiring a significant increase in procurement of optical fiber. The Company was able to satisfy its requirement for fiber in 2000 and believes it has secured an available supply of optical fiber from multiple suppliers sufficient to meet its 2001 production plan. However, demand for optical fiber has increased dramatically in recent years and there is no assurance that existing optical fiber producers can continue to meet the growing demand of manufacturers of fiber optic cable such as Superior.

         Superior's manufacturing strategy is primarily focused on maximizing product quality and production efficiencies while maintaining a high level of vertical integration through internal production of its principal raw materials. In addition to copper rod, Superior is also vertically integrated in the production of magnet wire enamels and extrudable polymeric compounds. Superior believes one of its primary cost and quality advantages in the magnet wire business is the ability to produce most of its enamel and copper rod requirements internally. Similarly, Superior believes its ability to develop and produce PVC and rubber compounds, which are used as insulation and jacketing materials for many of its building wire, communication wire and industrial wire products, provides competitive advantages because greater control over the cost and quality of essential compounds used in production can be achieved.

                                  EXPORT SALES

         Superior's export sales during the year ended December 31, 2000 were $98.7 million. Superior's primary markets for export sales are Latin America and Europe.

                                BACKLOG; RETURNS

         Backlog in the communications wire and cable segment typically consists of 3-5 weeks of sales depending on seasonal issues. Superior's other product lines have no significant order backlog because Superior follows the industry practice of manufacturing products on an ongoing basis to meet customer demand on a just-in-time basis. The Company believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which Superior operates. Historically, sales returns have not had a material adverse effect on the Company's results of operations.

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

         Aggregate research and development expenses during the fiscal years ended April 30, 1998 and 1999, the eight months ended December 31, 1999 and the year ended December 31, 2000 amounted to $3.0 million, $5.1 million and $4.1 million and $7.2 million, respectively.

         Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

                                    EMPLOYEES

         As of December 31, 2000, the Company employed approximately 5,900 employees substantially all of which are employees of Superior. Approximately 2,350 persons employed by the Company are represented by unions. Collective bargaining agreements expire at various times between 2001 and 2004, with contracts covering approximately 41% of the Company's unionized work force due to expire at various times in 2001. The Company considers relations with its employees to be satisfactory.

                              ENVIRONMENTAL MATTERS

         The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in 1998, 1999 or 2000. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of the Company.

POLYVISION CORPORATION

         Alpine holds a 48% common equity interest and $23.3 million of convertible preferred stock and accrued dividends thereon in its unconsolidated affiliate, PolyVision Corporation, a publicly traded American Stock Exchange listed company (AMEX: PLI). PolyVision is a global manufacturer of visual communications and related products for the education/office markets, menus and merchandising boards for food service and banking institutions, and high performance wall systems used in the education, transportation and select architectural markets.

COOKSON GROUP PLC

         On August 6, 1999, Alpine completed the sale of its wholly-owned subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc ("Cookson"), a London Stock Exchange listed company engaged in the manufacture and sale of a variety of industrial materials.

         The sale was effected through the merger of Premier and a wholly-owned subsidiary of Cookson. In connection with the transaction, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million shares of Cookson common stock and paid to Alpine $15.6 million in cash. Immediately prior to the sale of Premier, Alpine acquired the 16.6% minority equity interest in Premier for approximately $31.1 million in cash. In connection with this transaction, Alpine recognized an after tax gain of $35.4 million. Alpine's current ownership in Cookson common stock approximates 2%.

ITEM 2. PROPERTIES

         Alpine conducts its principal operations at the facilities set forth below which, except for corporate offices, represent the facilities of Superior:

                                                                             SQUARE
OPERATION                                            LOCATION                FOOTAGE           LEASED/OWNED
                                                     --------                -------           ------------
COMMUNICATIONS
   OSP/Datacom....................        Brownwood, Texas                    415,000      Leased (expires 2013)
                                          Chester, South Carolina             210,000              Owned
                                          Elizabethtown, Kentucky             165,000              Owned
                                          Hoisington, Kansas                  275,000              Owned
                                          Kennesaw, Georgia                    58,000      Leased (expires 2002)
                                          Tarboro, North Carolina             295,000              Owned
                                          Winnipeg, Manitoba                  184,000              Owned
   DNE............................        Wallingford, Connecticut             65,000      Leased (expires 2007)
   Superior Israel................        Shaar Hanegav, Israel               351,000              Owned
                                          Bet-Shean, Israel                   181,000      Leased (expires 2002)
                                          Maalot, Israel                       46,000      Leased (expires 2003)
OEM
   Magnet Wire....................        Charlotte, North Carolina            26,000      Leased (expires 2006)
                                          Fort Wayne, Indiana                 181,000              Owned
                                          Franklin, Indiana                    35,000               (a)
                                          Franklin, Tennessee                 289,000      Leased (expires 2008)
                                          Huyton Quarry, U.K.                 146,000              Owned
                                          Kendallville, Indiana                88,000              Owned
                                          Rockford, Illinois                  319,000              Owned
                                          Torreon, Mexico                     317,000              Owned
                                          Vincennes, Indiana                  267,000              Owned
   Accessory Products.............        Athens, Georgia                      30,000      Leased (expires 2016)
                                          Clifton Park, New York               22,000      Leased (expires 2016)
                                          Willowbrook, Illinois                60,000      Leased (expires 2016)
ELECTRICAL
   Building Wire..................        Anaheim, California                 174,000              Owned
                                          Columbia City, Indiana              400,000              Owned
                                          Florence, Alabama                   129,000              Owned
                                          Orleans, Indiana                    425,000              Owned
                                          Sikeston, Missouri                  189,000              Owned
   Industrial Wire................        Lafayette, Indiana                  350,000              Owned
METALS PROCESSING.................        Columbia City, Indiana               75,000              Owned
                                          Jonesboro, Indiana                   56,000              Owned
ADMINISTRATIVE OFFICES............        Atlanta, Georgia                     39,000      Leased (expires 2008)
                                          Fort Wayne, Indiana                 295,000              Owned
                                          New York, New York                    5,400      Leased (expires 2002)

-----------

     (a) The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire corporation as a joint venture between Superior and the

          Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

         In addition to the facilities described in the table above, Superior owns or leases 29 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

         Superior believes that its plants are generally suitable and adequate for the business being conducted and to service the requirements of its customers. Capital spending plans are primarily designed to keep up with current and best available technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. Superior does not view any of its plants as being underutilized. A majority of Superior's plants operate on 24 hour-a-day schedules, on either a five day or seven day per week basis. During the year ended December 31, 2000, the Company's facilities have operated at approximately 90% capacity.

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

         Essex (including subsidiaries thereof) has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to February 29, 1988. The sites covered by the indemnity are handled directly by United Technologies and all payments required to be made are paid directly by United Technologies. These sites are all mature sites where allocations have been settled and remediation is well underway or has been completed. The Company is not aware of any inability or refusal on the part of United Technologies to pay amounts that are owing under the indemnity or any disputes with United Technologies concerning matters covered by the indemnity.

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

         Apart from the indemnified sites and those subject to the basket indemnity, Essex has been named as a PRP or a defendant in a civil lawsuit at eleven sites. Operations of Superior Telecommunications Inc. and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Alpine, as to one site, and Superior Telecommunications Inc., as to one site, are involved in investigatory and remedial activities subject to the oversight of a state governmental authority. Essex is cooperating with a state environmental agency to resolve a notice of violation issued against one Essex facility alleging that certain of such facility's operations are in violation of that state's air quality rules (the "Air Quality Matter"). Essex anticipates resolving the matter through agreed administrative order providing for the installation of certain air emission control equipment and possibly a monetary penalty in an amount not yet specified by the state regulatory agency. Superior has provided an accrual in the amount of $2.5 million to cover its environmental contingencies as of December 31, 2000. This accrual is based on management's best estimate of Superior's exposure in light of relevant available information. Superior currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. Except for the Air
Quality Matter, none of the sites or matters mentioned above involves sanctions, fines or administrative penalties against Superior.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

         (a)      Market Information

         Alpine's common stock, $0.10 par value, is listed on the New York Stock Exchange (the "NYSE") under the symbol AGI. The following table sets forth the range of high and low daily closing sales prices for the Alpine common stock for the fiscal year ended April 30, 1999, the eight months ended December 31, 1999, and the year ended December 31, 2000.

                                                                    HIGH         LOW
                                                                    ----         ---
     Fiscal Year Ended April 30, 1999
        First Quarter ended July 31, 1998......................    $21.88        $16.50
        Second Quarter ended October 31, 1998..................     18.25         13.19
        Third Quarter ended January 31, 1999...................     18.75         13.13
        Fourth Quarter ended April 30, 1999....................     14.25          9.38
     Eight Months Ended December 31, 1999
        First Quarter ended July 31, 1999......................    $17.63        $13.75
        Second Quarter ended October 31, 1999..................     18.63         11.44
        Two month period ended December 31, 1999...............     12.88         10.69
     Year Ended December 31, 2000
        First Quarter ended March 31, 2000.....................    $12.88         $8.88
        Second Quarter ended June 30, 2000.....................     10.00          6.38
        Third Quarter ended September 30, 2000.................      7.75          4.38
        Fourth Quarter ended December 31, 2000.................      4.81          0.88

     (b) Holders

     The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

     At March 23, 2001, 13,736,914 shares of Alpine common stock were issued and outstanding, and there were approximately 1,578 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

     (c) Dividends

     Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine common stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

ITEM 6. SELECTED FINANCIAL DATA

                            HISTORICAL FINANCIAL DATA

         Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, the year ended December 31, 2000, for, and as of the end of, the eight months ended December 31, 1999, and for, and as of the end of, each of the fiscal years in the four-year period ended April 30, 1999, are derived from the audited consolidated financial statements of Alpine.


                                                                         EIGHT
                                                      YEAR ENDED     MONTHS ENDED            FISCAL YEAR ENDED APRIL 30 (1)
                                                     DECEMBER 31,     DECEMBER 31,      ----------------------------------------
                                                         2000          1999 (2)        1999        1998        1997         1996
                                                         ----          ----            ----        ----        ----         ----

                                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales(4).......................................      $2,049.0       $1,376.9       $1,148.1     $518.5     $463.8       $410.4
Cost of goods sold(4)..............................       1,708.9        1,122.6          915.5      419.3      384.2        362.9
                                                      -----------    -----------      ---------   --------   --------     --------
   Gross profit....................................         340.1          254.3          232.6       99.2       79.6         47.5
Selling, general and administrative expenses.......         164.7          102.5           93.9       28.8       25.3         20.2
Infrequent and unusual charges.....................          15.0            4.7            7.3        -          -            -
Amortization of goodwill...........................          21.1           13.8            8.4        1.7        1.7          1.4
                                                      -----------    -----------      ---------   --------   --------     --------
   Operating income................................         139.3          133.3          123.0       68.7       52.6         25.9
Interest (expense).................................        (138.5)         (85.1)         (60.1)     (10.8)     (13.8)       (19.3)
Gain on sale of subsidiary stock...................           -              -              -          -         80.4          -
Loss on sale of securities.........................         (10.5)           -              -          -          -            -
Other income, net..................................           6.9            4.7            2.0        4.2        1.9          1.7
                                                      -----------    -----------      ---------   --------   --------     --------
   Income (loss) from continuing operations before
      income taxes, distributions on preferred
      securities of subsidiary trust, minority
      interest, equity in earnings of affiliate
      and extraordinary (loss).....................          (2.8)          52.9           64.9       62.1      121.1          8.3
   Provision for income taxes......................          (1.1)         (21.7)         (28.0)     (24.8)     (53.9)        (1.3)
                                                      -----------    -----------      ---------   --------   --------     --------
Income (loss) from continuing operations before
   distributions on preferred securities of
   subsidiary trust, minority interest, equity in
   earnings of affiliate and extraordinary (loss)..          (3.9)          31.2           36.9       37.3       67.2          7.0
Distributions on preferred securities of
   subsidiary trust................................         (15.1)         (10.0)          (1.3)       -          -           -
                                                      -----------    -----------      ---------   --------   --------     --------
Income (loss) from continuing operations before
   minority interest, equity in earnings of
   affiliate and extraordinary (loss)..............         (19.0)          21.2           35.6       37.3       67.2          7.0
Minority interest in earnings of subsidiaries, net.           6.1          (11.4)         (18.7)     (20.3)      (8.1)         -
Equity in earnings of affiliate....................           1.7            2.2            -           -          -           -
                                                      -----------    -----------      ---------   --------   --------     --------
Income (loss) from continuing operations before
   extraordinary (loss)............................         (11.2)          12.0           16.9       17.0       59.1          7.0
Income (loss) from discontinued operations(3)......                         35.4           (2.7)      (0.2)      (2.3)        (4.0)
                                                      -----------    -----------      ---------   --------   --------     --------
Income (loss) before extraordinary (loss)..........         (11.2)          47.4           14.2       16.8       56.8          3.0
Extraordinary (loss) on early extinguishment of
   debt, net of tax................................            -            (1.0)          (0.6)      (1.5)     (20.1)        (4.9)
                                                      -----------    -----------      ---------   --------   --------     --------
Net income (loss)..................................     $   (11.2)    $     46.4      $    13.6    $  15.3     $ 36.7      $  (1.9)
                                                      ===========    ===========      =========   ========   ========     ========


                                                                       EIGHT
                                                  YEAR ENDED        MONTHS ENDED             FISCAL YEAR ENDED APRIL 30 (1)
                                                 DECEMBER 31,       DECEMBER 31,       ----------------------------------------
                                                    2000              1999 (2)         1999        1998        1997         1996
                                                    ----              ----             ----        ----        ----         ----

                                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Income (loss) per share of common stock:
BASIC
   Income (loss) from continuing operations.         $(0.77)            $0.81           $1.03      $1.00      $3.28        $0.33
   Income (loss) from discontinued
      operations............................             -               2.39           (0.17)     (0.01)     (0.13)       (0.22)
   Extraordinary (loss) on early
      extinguishment of debt................             -              (0.07)          (0.04)     (0.09)     (1.12)       (0.27)
   Preferred stock redemption premium.......             -                 -                -         -       (0.29)           -
                                                    -------           -------          ------     ------      -----      -------
   Net income (loss) per share of common
      stock.................................         $(0.77)            $3.13           $0.82      $0.90      $1.74       $(0.16)
                                                     ======             =====           =====      =====      =====       ======

DILUTED
   Income (loss) from continuing operations.         $(0.77)            $0.68           $0.91      $0.90      $2.98        $0.33
   Income (loss) from discontinued
      operations............................             -               2.17           (0.15)     (0.01)     (0.12)       (0.22)
   Extraordinary (loss) on early
      extinguishment of debt................             -              (0.06)          (0.04)     (0.08)     (1.01)       (0.27)
   Preferred stock redemption premium.......             -                 -                -         -       (0.26)           -
                                                    -------           -------          ------     ------      -----      -------
   Net income (loss) per share of common
      stock.................................         $(0.77)            $2.79           $0.72      $0.81      $1.59       $(0.16)
                                                    =======           =======          ======     ======      =====       ======

BALANCE SHEET DATA (AT END OF PERIOD):
   Working capital..........................    $     40.6          $  170.0        $   247.4    $  64.8    $  99.0       $103.8
   Total assets.............................       2,093.7           2,183.6          2,109.0      320.4      303.8        318.7
   Total long-term debt.....................       1,284.4           1,338.9          1,302.4       97.1      140.8        202.7
   Mandatorily redeemable preferred stock...         134.9             134.0            133.4          -          -            -
                                                ----------         ---------        ---------   --------   --------     --------
   Total debt, including mandatorily
     redeemable preferred stock.............       1,419.3           1,472.9          1,435.8       97.1      140.8        202.7
   Preferred stock..........................           0.4               0.4              0.4        0.4        1.9         11.8
   Total stockholders' equity...............          64.6              95.0             56.4       77.5       54.4         43.1

-----------

     (1) The results of operations include, on a prospective basis the acquisition of Alcatel N.A. by Superior on May 11, 1995, the acquisition of 51% of Cables of Zion by Superior on May 5, 1998, the acquisition of 81% of Essex by Superior on November 27, 1998 and the acquisition of the remaining 19% of Essex by Superior on March 31, 1999.

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

     (4) Certain reclassifications have been made to net sales and cost of goods sold for the fiscal years ended April 30, 1998 and 1999, and the eight months ended December 31, 1999 to conform with the December 31, 2000 presentation as discussed in Note 2 to the accompanying consolidated financial statements. The fiscal years ended April 30, 1997 and 1996 have not been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in three industrial manufacturing companies.

SUPERIOR TELECOM INC.

         Alpine holds a 51.5% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), whose balance sheet accounts and results of operations are consolidated with the financial statements of Alpine.

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

         Prior to the acquisitions of Essex and Superior Israel (see Note 5 to the consolidated financial statements), Superior's operations consisted principally of its North American communications wire and cable business. The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and Electrical Group product lines as well as incremental sales of communications wire and cable. The May 1998 acquisition of 51% of Superior Israel and Superior Israel's subsequent acquisition of two major Israeli competitors, resulted in the addition to Superior's operating results of its Israeli operations. These acquisitions were accounted for under the purchase method of accounting with the operating results from these acquired businesses being included in Superior's consolidated statements of operations prospectively, from the dates of acquisition. Accordingly, comparisons to results of operations for periods prior to the dates of these acquisitions will be impacted.

         Industry segment financial data (including sales and operating income by industry segment) for the twelve month period ended December 31, 2000, the eight month transition period ended December 31, 1999 and the fiscal years ended April 30, 1999 and 1998 is included in Note 22 to the accompanying consolidated financial statements.

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

POLYVISION CORPORATION

         Alpine holds a 48% common equity interest and $23.3 million of convertible preferred stock (including accrued dividends) in its unconsolidated affiliate, PolyVision Corporation, a global manufacturer of visual communications and related products for the education/office markets, menus and merchandising boards for food service and banking institutions, and high performance wall systems used in the education, transportation and select architectural markets.

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

         The sale of Premier was effected through the merger of Premier and a wholly-owned subsidiary of Cookson. In connection with the transaction, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately
32.3 million shares of Cookson common stock and paid to Alpine $15.6 million in cash. Immediately prior to the sale of Premier, Alpine acquired the 16.6% minority equity interest in Premier for approximately $31.1 million in cash.

         Alpine's current ownership of Cookson common stock approximates 2%, with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividend income on the Cookson stock is recognized in the statement of operations, as received.

CHANGE IN ALPINE'S FISCAL YEAR-END

         Alpine changed its year end to December 31 from April 30, effective for the December 31, 1999 period. Accordingly, the Company has reported results of operations for an eight month transitional period ended December 31, 1999.

RESULTS OF OPERATIONS-TWELVE MONTHS ENDED DECEMBER 31, 2000 (2000) COMPARED TO THE EIGHT MONTHS ENDED DECEMBER 31, 1999 (1999)

         The comparison of operating results for the year ended December 31, 2000 with the eight months ended December 31, 1999 is impacted by the difference in comparative periods (eight months versus twelve months).

         Net sales were $2.049 billion for 2000 as compared to sales of $1.377 billion for the eight months ended December 31, 1999. The comparative increase in net sales was due primarily to the longer comparison period.

         Gross profit in 2000 was $340.1 million, an increase of $85.8 million as compared to gross profit of $254.3 million in 1999. The increase in gross profit resulted primarily from the inclusion of twelve months of operations in 2000 versus only eight months during the prior period. The gross margin percentage in 2000 was 16.6% as compared to 18.5% for the eight months ended December 31, 1999. The decline in gross profit percentage was principally attributable to Superior's Electrical Group, where comparative pricing pressures, lower sales and higher per unit production costs negatively impacted gross profit and gross margin in 2000.

         Selling, general and administrative expenses ("SG&A expenses") in 2000 were $164.7 million, an increase of $62.2 million over the prior period. The increase is primarily due to the longer comparison period (twelve months versus eight months) as well as to higher Communications Group selling and marketing expenses to support broadband sales growth and incremental Superior Israel SG&A expenses related to entities acquired in late 1999.

         Goodwill amortization increased from $13.8 million for the eight months ended December 31, 1999 to $21.1 million in 2000 primarily due to the longer comparison period.

         The Company incurred infrequent and unusual charges of $15.0 million during 2000 and $4.7 million during the eight months ended December 31, 1999. The infrequent and unusual charges in 2000 include $12.4 million related to the restructuring and consolidation program in Superior's building wire (Electrical Group) operations and in the Company's Superior Israel operations and $2.6 million of start-up costs for Superior's Mexican magnet wire facility. The charges incurred during 1999 included $0.9 million associated with the evaluation and termination of a management information system project at Essex, $2.1 million related to manufacturing rationalization activities at Essex, $1.3 million related to manufacturing and corporate restructuring activities of Superior Israel and $0.4 million of start-up costs for Superior's Mexican magnet wire facility.

         Operating income before infrequent and unusual charges was $154.3 million for 2000 as compared to $138.0 million for the eight months ended December 31, 1999. The increase was primarily due to the longer comparison period (twelve months versus eight months) partially offset by lower sales and margins in Superior's Electrical Group and the impact of increased raw material and other costs impacting all of the Company's business segments in 2000.

         Interest expense for 2000 was $138.5 million representing an increase of $53.4 million over the prior period. The increase in interest expense is primarily due to the longer comparison period as well as higher short-term (LIBOR) interest rates in 2000.

         Loss on sale of securities of $10.5 million in 2000 was due to the liquidation of 14.0 million shares of the Company's common equity investment in Cookson during such period.

         Other income, net amounted to $6.9 million for 2000 and $4.7 million for 1999, which included dividend income from the Company's common equity investment in Cookson of $4.5 million in 2000 and currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked), as well as gains on the sale of certain fixed assets and investments.

         For 2000, the Company recorded income of $6.1 million related to the common equity minority interest component of losses incurred by Superior Israel and Superior. For 1999, the Company recorded a minority interest charge of $11.4 million primarily related to the minority interest component of Superior's net income.

         Equity in earnings of affiliate was $1.7 million in 2000 and $2.2 million in 1999, which represented the Company's preferred and common equity interests in earnings of PolyVision Corporation.

         Income before infrequent and unusual charges and goodwill amortization was $11.7 million, or $0.78 per diluted share, in 2000 as compared to income from continuing operations before infrequent, unusual and extraordinary charges and goodwill amortization in 1999 of $20.4 million, or $1.25 per diluted share, for 1999. After infrequent, unusual and goodwill amortization charges, the Company incurred a net loss of $11.2 million, or $0.77 per diluted share, for 2000 as compared to net income of $46.4 million, or $2.79 per diluted share, for 1999.

RESULTS OF OPERATIONS-EIGHT MONTH PERIOD ENDED DECEMBER 31, 1999
COMPARED TO THE TWELVE MONTH PERIOD ENDED APRIL 30, 1999

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

         Net sales were $1.376 billion for the eight months ended December 31, 1999 compared to net sales of $1.148 billion for fiscal 1999. The comparative increase in net sales was due primarily to the inclusion of the acquired operations of Essex for the full eight month period versus only five months during fiscal 1999, partially offset by the shorter comparison period (eight months versus twelve months).

         Gross profit for the eight months ended December 31, 1999 was $254.3 million as compared to $232.6 million for fiscal 1999. The increase in gross profit resulted from the inclusion of gross profit contributed by the acquired operations of Essex for eight months versus only five months during fiscal 1999. The gross margin percentage was 18.5% for the eight months ended December 31, 1999 as compared to 20.3% for fiscal 1999. The reduction in gross margin percentage for the December 1999 eight month period was primarily attributable to the change in product mix resulting from the product lines acquired in the Essex acquisition.

         SG&A expenses increased from $93.9 million in fiscal 1999 to $102.5 million for the eight months ended December 31, 1999. The increase resulted from incremental expenses associated with the acquired operations of Essex, partially offset by corporate cost reductions and the shorter comparison period (eight months versus twelve months).

         Goodwill amortization increased from $8.4 million for fiscal 1999 to $13.8 million for the eight months ended December 31, 1999 with such increase due to incremental goodwill associated with the acquisition of Essex.

         Operating income (excluding infrequent and unusual charges) was $138.0 million for the eight months ended December 31, 1999 as compared to $130.3 million for fiscal 1999. The increase reflects the impact of the acquired operations of Essex for the full eight months versus five months during fiscal 1999, partially offset by the shorter comparison period.

         The Company incurred infrequent and unusual charges of $4.7 million during the eight months ended December 31, 1999 as previously discussed and $7.3 million during fiscal 1999. The infrequent and unusual charges in fiscal 1999 consisted of a $2.9 million restructuring charge at Superior Israel related to plant consolidations and corporate rationalization activities and $4.4 million associated with the evaluation and termination of a management information system project at Essex.

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

         The minority interest charge of $11.4 million for the eight months ended December 31, 1999 represented the minority stockholders' interest in Superior's net income for such period. The minority interest charge of $18.7 million in fiscal 1999 included the minority stockholders' interest in Superior's net income and the minority stockholders' interest (approximately 19%) in Essex's net income from November 27, 1998 (the date on which Superior acquired an 81% ownership position in Essex) until March 31, 1999 (the date on which Superior acquired the remaining 19% outstanding ownership position in Essex) (Note 5).

         Equity in earnings of affiliate during the eight months ended December 31, 1999 represented the Company's preferred and common equity interest in earnings of PolyVision Corporation.

         Income from continuing operations before infrequent and unusual charges and goodwill amortization was $20.4 million, or $1.25 per diluted share, for the eight months ended December 31, 1999 compared to $22.1 million, or $1.24 per diluted share, for fiscal 1999. After infrequent, unusual and goodwill amortization charges, income from continuing operations for the eight months ended December 31, 1999 was $12.0 million, or $0.68 per diluted share, as compared to $16.9 million, or $0.91 per diluted share, for fiscal 1999.

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

RESULTS OF OPERATIONS-FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         In fiscal 1999, net sales were $1,148.1 million representing an increase of $629.6 million, or 122%, as compared to the twelve month period ended April 30, 1998 ("fiscal 1998") net sales of $518.5 million. The increase in net sales in fiscal 1999 was principally the result of incremental revenues from the acquired operations of Essex and Superior Israel along with continued demand growth in 1999 for copper communications wire and cable products within Superior's existing communications segment.

         Along with the comparative increase in net sales in fiscal 1999, the Company also achieved substantial growth in gross profit and an expansion of its gross margin percentage during such fiscal period. In fiscal 1999, gross profit increased $133.4 million, or 134%, to $232.6 million, as compared to fiscal 1998.

         The increase in the gross margin percentage from 19.2% in fiscal 1998 to 20.3% in fiscal 1999 was attributable to the communications segment including the benefit of substantial manufacturing cost reductions and efficiencies coupled with copper adjusted price increases. The overall gross margin percentage was negatively impacted in fiscal 1999 as a result of lower margins associated with the acquired OEM and Electrical segments of Essex and lower margins in the acquired Superior Israel operations.

         SG&A expenses increased from $28.8 million in fiscal 1998 to $93.9 million in fiscal 1999. The comparative increase in SG&A expenses of $65.1 million during fiscal 1999 was primarily due to incremental SG&A expenses associated with the acquired operations of Essex and Superior Israel.

         The Company incurred infrequent and unusual charges during fiscal 1999 of $7.3 million, consisting of (i) a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and (ii) $4.4 million in charges associated with the evaluation and termination of a management information system project at Essex.

         As a result of the Essex acquisition, amortization of goodwill increased to $8.4 million in fiscal 1999 from $1.7 million in fiscal 1998.

         Commensurate with the growth in net sales and gross profit, the Company's operating income increased substantially in fiscal 1999. Excluding the impact of infrequent and unusual charges, operating income in fiscal 1999 was $130.4 million, representing an increase of 90%, as compared to fiscal 1998 operating income of $68.7 million. The increase in fiscal 1999 operating income resulted from: (i) the Essex and Superior Israel acquisitions, which acquired operations contributed $38.6 million in operating income, and (ii) a strong comparative improvement in the existing communications segment's gross margin percentage resulting from cost reductions and other manufacturing and operating efficiencies achieved during the year.

         Interest expense in fiscal 1999 was $60.1 million, representing an increase of $49.3 million as compared to fiscal 1998 interest expense of $10.8 million. This comparative increase was directly attributable to acquisition-related debt associated with the acquisitions of Essex and Superior Israel.

         The minority interest charge of $18.7 million in fiscal 1999 represented (i) the approximate 49% minority stockholders' interest in Superior's net income, (ii) the approximate 49% minority stockholders' interest in Superior Israel's net income from the date of acquisition and (iii) the approximate 19% minority interest in Essex's net income from November 27, 1998 until the final completion of the Essex acquisition on March 31, 1999. The minority interest charge of $20.3 million in fiscal 1998 represented the approximate 49% minority stockholders' interest in Superior's net income.

         Loss from discontinued operations, net of tax, for fiscal 1999 was $2.7 million, or $0.15 per diluted share. This compares to losses from discontinued operations for fiscal 1998 of $0.2 million, or $0.01 per diluted share.

         Income before extraordinary loss was $14.2 million in fiscal 1999 and $16.7 million in fiscal 1998. Income from continuing operations before infrequent and unusual charges and goodwill amortization was $22.1 million, or $1.24 per share, for fiscal 1999 compared to $17.8 million, or $0.95 per share, for fiscal 1998.

         In fiscal 1999 and fiscal 1998, the Company incurred an after tax extraordinary loss on early extinguishment of debt of $0.6 million and $1.5 million, respectively (See Note 9 to Alpine's consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         For the year ended December 31, 2000, the Company generated $94.1 million in cash flow from operating activities, consisting of $45.7 million in income generated from operations (net income plus non-cash charges) plus $48.4 million in cash flows provided from reductions in net working capital. Included in cash flows generated from operating activities was a use of cash flow from operating activities of $5.1 million in Superior's separately financed Israeli subsidiary, Superior Israel. The remainder of the Company's wholly-owned operations generated $99.2 million in cash flows from operating activities, including $43.5 million in cash flow generated primarily from net working capital reductions, principally from inventory reduction. Cash used for investing activities amounted to $47.7 million with the principal activity including $78.4 million in capital expenditures and $24.0 million in pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers partially offset by $53.2 million in proceeds generated from asset sales. Cash used for financing activities amounted to $43.4 million. The major components were a net increase in borrowings of Superior Israel of $32.9 million (including $24.0 million related to Superior Israel Customer Loans), and other debt reductions (net) of $68.2 million.

SUPERIOR TELECOM

         Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate non-recourse financing arrangements) and other capital requirements from operating cash flow and funding availability under its $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its domestic subsidiaries, and by the common stock of Superior's domestic subsidiaries and 65% of the common stock of its principal foreign subsidiaries. At December 31, 2000, Superior had $149.7 million in excess availability under the Credit Agreement. The Credit Agreement contains certain performance and financial covenants that are measured quarterly. As of December 31, 2000, Superior was in compliance with all performance and financial covenants. Superior believes it can maintain compliance with such financial covenants through 2001 or obtain waivers from, or modifications to such covenants. In 2002, these financial covenants do require a significant improvement in financial performance from current operating levels to maintain compliance with such covenants.

         In addition to financing provided by the Credit Agreement and Sub Notes, Superior has financing availability under a receivable securitization program providing for up to $160 million in short term financing through the issuance of secured commercial paper. The receivable securitization program expires on November 30, 2001, although it may be extended for successive one-year periods, subject to agreement. Superior intends to seek an extension of this agreement prior to its expiration. At December 31, 2000, $160.0 million was outstanding under this program bearing an interest rate of 7.23%.

         Superior's principal debt service commitments for the next twelve months (excluding Superior Israel) amount to $80.4 million. Capital expenditures (excluding Superior Israel) for the next twelve months which are substantially discretionary are expected to approximate $30.0-$35.0 million. Management anticipates that Superior will continue to generate positive cash flows from its operating activities over the next twelve months subject to fluctuations resulting from operating performance and working capital changes. The Company believes that operating cash flows plus excess funds available under Superior's credit facilities will be sufficient to fund its aforementioned debt service and estimated capital expenditure levels over the next twelve month period.

         Superior Israel's operations are funded and financed separately, on a non-recourse basis to Superior, and include a $93.0 million credit facility, consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. Obligations under this credit facility are secured by all of the assets of Superior Israel. The credit facility contains customary performance and financial covenants. At December 31, 2000, Superior Israel had $7.7 million in excess availability under its revolving credit facility.

ALPINE CORPORATE

         As of December 31, 2000, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $17.3 million (of which $7.7 million was restricted, to be used solely for payment of tax obligations or reduction of debt). Alpine also owns approximately 10.5 million common shares (representing 51.5% common share ownership) of Superior (NYSE:SUT) with a market value on March 23, 2001 of approximately $43.5 million. Additionally, the estimated fair market value on March 23, 2000 of Alpine's investment in PolyVision common stock (AMEX: PLI) and preferred stock amounted to $29.5 million.

         At December 31, 2000 Alpine had $47.1 million outstanding under a corporate revolving credit facility, which matures in October 2001. Alpine intends to reduce its outstanding borrowings under this facility through application of cash proceeds from a systematic liquidation of its Cookson common stock position, with any remaining balance at maturity being refinanced or otherwise liquidated. From January 1, 2001 through March 28, 2001, the Company has sold 3.0 million shares of Cookson common stock, resulting in 15.3 million shares owned with a current fair market value of $34.6 million. At March 23, 2001, the balance under the Alpine corporate credit facility has been reduced to $36.4 million. In addition to the corporate credit facility, Alpine has approximately $12 million in additional corporate debt, with no material principal repayment requirements over the next twelve months.

         Alpine has no other major commitments other than the aforementioned debt service requirements, certain income tax payments and Alpine corporate overhead expense.

         For the next twelve month period, Alpine expects to fund its aforementioned annual commitments from management fees paid by Superior, cash dividends from Cookson, interest income and available cash reserves.

DERIVATIVE FINANCIAL INSTRUMENTS

         To a limited extent, Superior uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect Superior's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, Superior enters into foreign currency forward exchange contracts. Superior's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting Superior to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by Superior to reduce those risks. The Company does not hold or issue financial instruments for financial or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed SFAS No. 133's effective date for one year. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" which amends certain paragraphs of SFAS No. 133. SFAS No. 133 as amended, which is effective for the Company beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The cumulative effect of the change in accounting for derivative instruments recorded on January 1, 2001 was not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. At December 31, 2000, Superior has an interest rate cap on $400 million principal amount with a 90-day LIBOR rate cap at 7.0% expiring December 10, 2001. A one percent increase in interest rates affecting the Company's $1.15 billion credit agreement and its $200 million senior subordinated notes would increase annual interest expense by approximately 8% or $10.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Alpine's consolidated financial statements as of December 31, 2000 and 1999, and April 30, 1999 and for the year ended December 31, 2000, the eight months ended December 31, 1999 and each of the two years in the period ended April 30, 1999 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

          (b)    None.

ITEM 14(c) EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
2(a)   Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated March 2, 1992).
2(b)   Agreement and Plan of Merger, dated as of June 17, 1993 and amended on
       September 24, 1993, by and between Alpine and Superior TeleTec Inc.
       (incorporated herein by reference to Exhibit 2 to the Registration
       Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Securities and Exchange Commission (the "Commission") on October 5,
       1993).
2(c)   Agreement and Plan of Merger, dated as of December 21, 1994, as amended, by and among Information Display Technology, Inc., IDT PolyVision Acquisition
       Corp., IDT Posterloid Acquisition Corp., The Alpine Group, Inc.,
       Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 2 to Amendment No. 1 to Alpine's Statement on Schedule
       13D relating to its beneficial ownership of equity securities of
       Information Display Technology, Inc. dated December 28, 1994).
2(d)   Amendment to the Agreement and Plan of Merger, dated as of December 21,
       1994, by and among Information Display Technology, Inc., IDT PolyVision
       Acquisition Corp., IDT Posterloid Acquisition Corp., Alpine,
       Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Alpine's Statement on Schedule
       13D relating to its beneficial ownership of equity securities of
       Information Display Technology Inc. dated May 5, 1995).
2(e)   Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel
       NA Cable Systems, Inc., Alcatel Canada Wire, Inc. Superior Cable
       Corporation and Superior Teletec Inc. (the "Alcatel Acquisition Agreement")
       (incorporated herein by reference to Exhibit 1 to the Current Report on
       Form 8-K of Alpine dated May 24, 1995).
2(f)   Amendment dated May 11, 1995 to Asset Purchase Agreement by and among
       Alcatel NA Cable Systems, Inc., Alcatel Canada Wire, Inc., Superior Cable
       Corporation and Superior TeleTec Inc. (incorporated herein by reference to
       Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995).
2(g)   Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel
       Acquisition Agreement, dated June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of Alpine for
       the year ended April 30, 1996 (the "1996 10-K")).
2(h)   Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd., ISAL Holland B.V. and Halachoh Hane'eman Hashivim
       Veshmona Ltd. (incorporated herein by reference to Exhibit 1 to the Current
       Report on Form 8-K of the Company dated May 5, 1998).
2(i)   Agreement and Plan of Merger, dated as of October 21, 1998, by and among
       Superior Telecom Inc. ("Superior TeleCom"), SUT Acquisition Corp. and Essex
       International Inc. (incorporated herein by reference to Appendix A-1 to the
       Joint Proxy Statement/Prospectus filed as part of the Registration
       Statement on Form S-4 (Registration No. 333-68889) of Superior TeleCom and
       Superior Trust I, as filed with the Commission on December 14, 1998, as amended (the "Superior Form S-4")).
2(j)   Amendment No. 1 to Agreement and Plan of Merger, dated as of February 24,
       1999, by and among Superior TeleCom, SUT Acquisition Corp. and Essex
       International Inc. (incorporated


       herein by reference to Appendix A-2 to the Joint Proxy Statement/Prospectus filed as part of the Superior Form S-4).
2(k)   Asset Purchase Agreement, dated October 2, 1998, among Cables of Zion
       United Works Ltd., Cvalim-The Electric Wire and Cable Company of Israel
       Ltd. and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated December 31, 1998).
2(l)   Amendment No. 1 to Asset Purchase Agreement, dated December 31, 1998, among
       Cables of Zion United Works Ltd., Cvalim-The Electric Wire and Cable
       Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd.
       (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of the Company dated December 31, 1998).
2(m) Agreement and Plan of Merger, dated as of May 28, 1999, among Cookson Group plc, PRI Acquisition, Inc., Alpine and Premier Refractories International
       Inc. (incorporated herein by reference to Exhibit 2(o) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1999 (the "1999
       10-K")).
3(a) Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Alpine for the year ended
       April 30, 1995 (the "1995 10-K")).
3(b) Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-53434) of
       Alpine, as filed with the Commission on May 12, 1993).
3(c)   Certificate of the Powers, Designations, Preferences and Rights of the 9%
       Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1989).
3(d)   Certificate of the Powers, Designations, Preferences and Rights of the 9%
       Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(c) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K")).
3(e)   Certificate of the Powers, Designations, Preferences and Rights of the 8.5%
       Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994).
3(f)   Certificate of the Powers, Designations, Preferences and Rights of the 8%
       Cumulative Convertible Senior Preferred Stock of the Company (incorporated herein by reference to Exhibit 3(f) to the 1995 10-K).
3(g) By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the 1995 10-K).
4(a)   Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Inc.,
       Superior Telecommunications Inc. ("STI"), Superior Cable Corporation and
       Marine Midland Bank ("Marine Midland"), as trustee (incorporated herein by reference to Exhibit 10(ee) to the 1995 10-K).
4(b) Supplemental Indenture to the above Indenture, dated as of October 2, 1996, among Alpine, STI, Adience, Inc., Superior Cable Corporation and Marine
       Midland, as trustee (incorporated herein by reference to Exhibit 4(b) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April
       30, 1997 (the "1997 10-K")).
4(c)   Second Supplemental Indenture to the above Indenture, dated as of January
       31, 1997, among Alpine, STI, Adience, Inc., Superior Cable Corporation and
       Marine Midland, as trustee (incorporated herein by reference to Exhibit
       4(c) to the 1997 10-K).
4(d) Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland (incorporated herein by reference to Exhibit 10(ff) to the 1995 10-K).
4(e) Amendment, dated as of October 2, 1996, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(e) to the 1997 10-K).

4(f)   Amendment No. 2, dated as of January 27, 1997, between Alpine and Marine
       Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(f) to the 1997 10-K).
4(g)   Rights Agreement, dated as of February 17, 1999, between Alpine and
       American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of Alpine, as filed with the Commission on February 18, 1999).
10(a) Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form
       S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5, 1993 (the "S-4 Registration Statement")).
10(b)  Amended and Restated 1987 Long-Term Equity Incentive Plan of Alpine
       (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration
       Statement).
10(c) Employee Stock Purchase Plan of Alpine (incorporated herein by reference to Exhibit B to the proxy statement of Alpine dated August 22, 1997).
10(d) 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(tt) to the 1997 10-K).
10(e) Stock Compensation Plan for Non-Employee Directors of Alpine (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 30, 1999).
10(f)  Lease Agreement by and between ALP(TX) QRS 11-28, Inc., and Superior
       TeleTec Transmission Products, Inc., dated as of December 16, 1993
       (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1994).
10(g) First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX) QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the 1995 10-K).
10(h) Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX) QRS 11-28, Inc. and Superior Telecommunications Inc.
       (incorporated herein by reference to Exhibit 10(x) to the 1995 10-K).
10(i) Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX) QRS 11-28, Inc. and Superior Telecommunications Inc.
       (incorporated herein by reference to Exhibit 10.8 to the Registration
       Statement on Form S-1 (Registration No. 333-09933) of Superior TeleCom, as filed with the Commission on August 9, 1996, as amended (the "TeleCom
       S-1")).
10(j)  First Amendment to Guaranty and Surety Agreement, dated as of October 2,
       1996, among the Company, Superior TeleCom and ALP (TX) QRS 11-28, Inc.
       (incorporated herein by reference to Exhibit 10.12 to the TeleCom S-1).
10(k) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(q) to the 1996 10-K).
10(l) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10(r) to the 1996 10-K).
10(m) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K).
10(n) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stephen M. Johnson (incorporated herein by reference to Exhibit 10(t) to the 1996 10-K).
10(o) Employment Agreement, dated as of April 26, 1996, by and between Alpine and David S. Aldridge (incorporated herein by reference to Exhibit 10(u) to the 1996 10-K).
10(p)  Employment Agreement, dated as of April 26, 1996, between STI and Justin
       F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the TeleCom S-1).
10(q)  Employment Agreement, dated as of October 17, 1996, between Superior
       TeleCom and Steven S. Elbaum (incorporated herein by reference to exhibit
       10(14) to the Quarterly Report on Form 10-Q of Superior TeleCom for the quarter ended January 31, 1997).
10(r) Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior/Essex Corp., Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as Documentation Agent,

       Fleet National Bank, as Syndication Agent, and Bankers Trust Company, as
       Administrative Agent (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A of Alpine, Superior TeleCom, Superior/Essex Corp. and
       SUT Acquisition Corp., as filed with the Commission on December 7, 1998).
10(s)  Senior Subordinated Credit Agreement, dated as of May 26, 1999 (the
       "Superior Senior Subordinated Credit Agreement"), among Superior/Essex
       Corp., as Borrower, Superior TeleCom, as Parent, the Subsidiary Guarantors listed therein, the Lending Institutions listed therein, Fleet Corporate
       Finance, Inc., as Syndication Agent, and Bankers Trust Company, as
       Administrative Agent (incorporated herein by reference to Exhibit 10(s) to the Annual Report on Form 10-K of Superior TeleCom for the year ended
       December 31, 1999 (the "Superior 1999 10-K")
10(t)  Addendum No. 1 to the Application to Open an Account, dated December 29,
       1998, between Cables of Zion United Works Ltd. and Bank Hapoalim B.M.
       (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K of the Company dated December 31, 1998).
10(u)  Letter Agreement between the Company and Superior TeleCom, dated October
       8, 1996, relating to a capital contribution by the Company to Superior
       TeleCom (incorporated herein by reference to Exhibit 10.2 to the TeleCom
       S-1).
10(v)  Letter Agreement between the Company and Superior TeleCom, dated October
       2, 1996, relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the TeleCom S-1).
10(w)  Tax Allocation Agreement, dated as of October 2, 1996, among the Company,
       Superior TeleCom and its subsidiaries (incorporated herein by reference to Exhibit 10.9 to the TeleCom S-1).
10(x)  Exchange Agreement between the Company and Superior TeleCom, dated October
       2, 1996 (incorporated herein by reference to Exhibit 10.10 to the TeleCom
       S-1).
10(y) Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1).
10(z) Services Agreement, dated October 2, 1996 (the "Services Agreement"), between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom S-1).
10(aa) Amendment No. 1, dated as of May 1, 1997, to the Services Agreement
       (incorporated herein by reference to Exhibit 10(pp) to the 1997 10-K).
10(bb) Amendment No. 2, dated as of May 1, 1998, to the Services Agreement
       (incorporated herein by reference to Exhibit 10(uu) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1998).
10(cc) Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc.
       1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(ll) to the 1999 10-K).
10(dd) Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc.
       1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(mm) to the 1999 10-K).
10(ee) Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997
       Stock Option Plan (incorporated herein by reference to Exhibit 10(nn) to the 1999 10-K).
10(ff) Credit Agreement, dated as of November 23, 1999 (the "Alpine Credit
       Agreement"), among The Alpine Group, Inc., Various Lenders, Fleet Bank,
       N.A., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Bankers Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended October 31, 1999).
10(gg) Amendment No. 1, dated as of December 10, 1999, to the Superior Senior
       Subordinated Credit Agreement (incorporated herein by reference to Exhibit
       10(v) to the Superior 1999 10-K).
10(hh) Amendment No. 2, dated as of February 18, 2000, to the Superior Senior
       Subordinated Credit Agreement (incorporated herein by reference to Exhibit
       10(w) to the Superior 1999 10-K).
10(ii) Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc.
       (incorporated herein by reference to Exhibit 10(x) to the Superior 1999
       10-K).
10(jj) Second Amendment to Guaranty and Suretyship Agreement, dated as of
       November 27, 1998, among ALP (TX) QRS 11-28, Inc., Superior TeleCom and
       Alpine (incorporated herein by reference to Exhibit 10(y) to the Superior
       1999 10-K).

10(kk) Amendment No. 3, dated as of May 1, 1999, to the Services Agreement
       (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2000).
10(ll) Amendment No. 1 dated as of December 31, 1998, to the Superior Credit
       Agreement (incorporated herein by reference to Exhibit 10(aa) to the Annual
       Report on Form 10-K of Superior TeleCom for the year ended December 31,
       2000 (the "Superior 2000 10-K")).
10(mm) Amendment No. 2 and Waiver, dated as of December 10, 1999, to the
       Superior Credit Agreement (incorporated herein by reference to Exhibit
       10(bb) to the Superior 2000 10-K).
10(nn) Amendment No. 3 and Waiver, dated as of March 13, 2000, to the Superior
       Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Superior TeleCom for the quarter ended
       September 30, 2000).
10(oo) Amendment No. 4 and Waiver, dated as of September 30, 2000, to the
       Superior Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Superior TeleCom for the quarter ended September 30, 2000).
10(pp) Amendment No. 3, dated as of March 30, 2000, to the Superior Senior
       Subordinated Credit Agreement (incorporated herein by reference to Exhibit
       10 (ee) to the Superior 2000 10-K).
10(qq) Amendment No. 4, dated as of April 20, 2000, to the Superior Senior
       Subordinated Credit Agreement (incorporated herein by reference to Exhibit
       10(ff) to the Superior 2000 10-K).
10(rr) Amendment No. 5, dated as of June 5, 2000, to the Superior Senior
       Subordinated Credit Agreement (incorporated herein by reference to Exhibit
       10(gg) to the Superior 2000 10-K).
10(ss)* The Alpine Group, Inc. Deferred Stock Account Plan.
10(tt)* The Alpine Group, Inc. Deferred Cash Account Plan.
10(uu)* US Pledge Agreement, dated as of November 23, 1999 (the "US Pledge
        Agreement") made by the Company in favor of Bankers Trust Company.
10(vv)* First Amendment and Waiver to the Alpine Credit Agreement, dated as of
        November 1, 2000.
10(ww)* Modification to Waiver to the Alpine Credit Agreement, dated as of
        November 10, 2000.
10(xx)* Second Amendment to the Alpine Credit Agreement and First Amendment to
        the US Pledge Agreement, dated as of November 17, 2000.
10(yy)* Third Amendment to the Alpine Credit Agreement and Second Amendment to
        the US Pledge Agreement and Acknowledgment, dated as of January 26, 2001.
   18*  Letter regarding change in accounting principles.
   21*  List of Subsidiaries
 23(a)* Consent of Arthur Andersen LLP

-----------

*   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001

                                      THE ALPINE GROUP, INC.
                                      By:       /s/ STEVEN S. ELBAUM
                                          ------------------------------
                                                Steven S. Elbaum
                                            CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Steven S. Elbaum
---------------------------
     Steven S. Elbaum            Chairman of the Board and Chief Executive Officer
                                           (principal executive officer)                 April 2, 2001

   /s/ David S. Aldridge
---------------------------
     David S. Aldridge            Chief Financial Officer and Treasurer (principal
                                         financial and accounting officer)               April 2, 2001

   /s/ Kenneth G. Byers
---------------------------
     Kenneth G. Byers                                 Director                           April 2, 2001


   /s/ Randolph Harrison
---------------------------
     Randolph Harrison                                Director                           April 2, 2001


    /s/ John C. Jansing
---------------------------
      John C. Jansing                                 Director                           April 2, 2001


 /s/ Ernest C. Janson, Jr.
---------------------------
   Ernest C. Janson, Jr.                              Director                           April 2, 2001


    /s/ James R. Kanely
---------------------------
      James R. Kanely                                 Director                           April 2, 2001


    /s/ Bragi F. Schut
---------------------------
      Bragi F. Schut                                  Director                           April 2, 2001


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                              PAGE
                                                                                                              ----

   AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

   Report of independent public accountants.............................................................       F-2

   Consolidated balance sheets at December 31, 2000 and 1999, and April 30, 1999........................       F-3

   Consolidated statements of operations for the year ended December 31, 2000, the eight months ended
      December 31, 1999, and the years ended April 30, 1999 and 1998....................................       F-4

   Consolidated statements of stockholders' equity for the year ended December 31, 2000, the eight
      months ended December 31, 1999, and the years ended April 30, 1999 and 1998.......................       F-6

   Consolidated statements of cash flows for the year ended December 31, 2000, the eight months ended
      December 31, 1999, and the years ended April 30, 1999 and 1998....................................       F-8

   Notes to consolidated financial statements...........................................................      F-11

   SCHEDULES:

   Schedule I--Condensed financial information of registrant (Parent Company)............................     F-45

   Schedule II--Valuation and qualifying accounts........................................................     F-49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Alpine Group, Inc.:

         We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and April 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and 1998. These financial statements and the financial statement schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and April 30, 1999 and the results of their operations and their cash flows for the year ended December 31, 2000, the eight months ended December 31, 1999, and the years ended April 30, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Atlanta, Georgia
February 13, 2001

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             DECEMBER 31,       DECEMBER 31,        APRIL 30,
                                                                                 2000               1999               1999
                                                                                 ----               ----               ----
                                   ASSETS
   Current assets:
      Cash and cash equivalents.........................................     $    22,553       $    19,542         $   33,000
      Restricted cash...................................................           7,739                 -                  -
      Marketable securities.............................................               -             7,841             14,957
      Accounts receivable...............................................         280,411           261,263            261,318
      Inventories.......................................................         261,859           313,571            337,122
      Net assets of discontinued operations.............................               -                 -             34,557
      Other current assets..............................................          40,605            42,262             42,464
                                                                              ----------         ---------         ----------
           Total current assets.........................................         613,167           644,479            723,418
   Property, plant and equipment, net...................................         540,682           515,763            511,577
   Long-term investments and other assets...............................         164,537           226,606             67,695
   Goodwill, net........................................................         775,360           796,781            806,343
                                                                              ----------         ---------         ----------
           Total assets.................................................      $2,093,746        $2,183,629         $2,109,033
                                                                              ==========        ==========         ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Short-term borrowings.............................................     $   160,000        $  140,369          $ 142,645
      Current portion of long-term debt.................................         163,994            85,910             65,080
      Accounts payable..................................................         143,969           147,336            138,665
      Accrued expenses..................................................         104,577           100,843            129,584
                                                                              ----------         ---------         ----------
           Total current liabilities....................................         572,540           474,458            475,974
   Long-term debt, less current portion.................................       1,120,391         1,253,020          1,237,353
   Minority interest in subsidiaries....................................          60,204            66,459             58,980
   Deferred taxes.......................................................         104,873           122,521            112,407
   Other long-term liabilities..........................................          36,167            38,229             34,574
                                                                              ----------         ---------         ----------
           Total liabilities............................................       1,894,175         1,954,687          1,919,288
                                                                              ----------         ---------         ----------
   Subsidiary-obligated Mandatorily Redeemable Trust
      Convertible Preferred Securities of Superior Trust I holding
         solely convertible debentures of Superior, net of discount.....         134,941           133,959            133,362
   Commitments and contingencies
   Stockholders' equity:
      9% cumulative convertible preferred stock at liquidation value....             427               427                427
      Common stock, $.10 par value; (21,763,055, 21,663,041 and
         20,096,479 shares issued at December 31, 2000 and 1999 and
         April 30, 1999, respectively)..................................           2,176             2,166              2,009
      Capital in excess of par value....................................         162,912           158,268            138,860
      Accumulated other comprehensive income (deficit)..................         (18,910)              451             (5,222)
      Retained earnings (deficit).......................................          15,762            27,056            (19,304)
                                                                              ----------         ---------         ----------
                                                                                 162,367           188,368            116,770
      Treasury stock, at cost (8,050,646, 7,418,534 and 4,923,932 shares at
         December 31, 2000 and 1999, and April 30, 1999, respectively)
                                                                                 (96,824)          (92,396)           (59,398)
      Receivable from stockholders......................................            (913)             (989)              (989)
                                                                              ----------         ---------         ----------
           Total stockholders' equity...................................          64,630            94,983             56,383
                                                                              ----------         ---------         ----------
              Total liabilities and stockholders' equity................      $2,093,746        $2,183,629         $2,109,033
                                                                              ==========        ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           EIGHT                   YEAR ENDED
                                                        YEAR ENDED      MONTHS ENDED               ----------
                                                        DECEMBER 31,    DECEMBER 31,         APRIL 30,     APRIL 30,
                                                           2000             1999               1999          1998
                                                           ----             ----               ----          ----
 Net sales........................................      $2,049,048       $1,376,893        $1,148,118       $518,459
 Cost of goods sold...............................       1,708,920        1,122,599           915,524        419,218
                                                        ----------       ----------        ----------      ---------
    Gross profit..................................         340,128          254,294           232,594         99,241
 Selling, general and administrative expenses.....         164,725          102,513            93,888         28,832
 Infrequent and unusual charges...................          14,961            4,660             7,282              -
 Amortization of goodwill.........................          21,065           13,778             8,369          1,715
                                                        ----------       ----------        ----------      ---------
    Operating income..............................         139,377          133,343           123,055         68,694
 Interest expense.................................        (138,539)         (85,116)          (60,119)       (10,755)
 Loss on sale of securities.......................         (10,545)               -                 -              -
 Other income, net................................           6,869            4,732             1,874          4,094
                                                        ----------       ----------        ----------      ---------
    Income (loss) from continuing operations
       before income taxes, distributions on
       preferred securities of subsidiary trust,
       minority interest, equity in earnings of
       affiliate and extraordinary (loss).........          (2,838)          52,959            64,810         62,033
 Provision for income taxes.......................          (1,119)         (21,746)          (27,955)       (24,796)
                                                        ----------       ----------        ----------      ---------
    Income (loss) from continuing operations
       before distributions on preferred securities
       of subsidiary trust, minority interest,
       equity in earnings of affiliate and
       extraordinary (loss)........................         (3,957)          31,213            36,855         37,237
 Distributions on preferred securities of
    subsidiary trust..............................         (15,145)          (9,998)           (1,252)             -
                                                        ----------       ----------        ----------      ---------
    Income (loss) from continuing operations before
       minority interest, equity in earnings of
       affiliate and extraordinary (loss).........
                                                           (19,102)          21,215            35,603         37,237
 Minority interest in (earnings) loss of subsidiary
                                                             6,148          (11,404)          (18,693)       (20,296)
 Equity in earnings of affiliate..................           1,706            2,196                 -              -
                                                        ----------       ----------        ----------      ---------
    Income (loss) from continuing operations before
       extraordinary (loss).......................         (11,248)          12,007            16,910         16,941
 Income (loss) from discontinued operations.......               -           35,369            (2,707)          (194)
                                                        ----------       ----------        ----------      ---------
    Income (loss) before extraordinary (loss).....         (11,248)          47,376            14,203         16,747
 Extraordinary (loss) on early extinguishment of
    debt..........................................               -             (990)             (634)        (1,464)
                                                        ----------       ----------        ----------      ---------
       Net income (loss) .........................         (11,248)          46,386            13,569         15,283
 Preferred stock dividends........................             (46)             (26)              (39)           (69)
                                                        ----------       ----------        ----------      ---------
       Net income (loss) applicable to common stock
                                                         $ (11,294)      $   46,360         $  13,530      $  15,214
                                                        ==========       ==========        ==========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           EIGHT                YEAR ENDED
                                                        YEAR ENDED      MONTHS ENDED            ----------
                                                        DECEMBER 31,    DECEMBER 31,      APRIL 30,     APRIL 30,
                                                           2000             1999            1999          1998
                                                           ----             ----            ----          ----
Net income (loss) per share of common stock:
     Basic:
         Income (loss) from continuing operations......  $(0.77)           $0.81           $1.03          $1.00
         Income (loss) from discontinued
           operations..................................       -             2.39           (0.17)         (0.01)
         Extraordinary (loss) on early
           extinguishment of debt......................       -            (0.07)          (0.04)         (0.09)
                                                          -----            -----           -----          -----
         Net income (loss) per basic share of
           common stock................................  $(0.77)           $3.13           $0.82          $0.90
                                                         ======            =====           =====          =====

     Diluted:
         Income (loss) from continuing operations......  $(0.77)           $0.68           $0.91          $0.90
         Income (loss) from discontinued
           operations..................................       -             2.17           (0.15)         (0.01)
         Extraordinary (loss) on early
           extinguishment of debt......................       -            (0.06)          (0.04)         (0.08)
                                                          -----            -----           -----          -----
         Net income (loss) per diluted share of
           common stock................................  $(0.77)           $2.79           $0.72          $0.81
                                                         ======            =====           =====          =====

     Weighted average shares outstanding:
         Basic                                           14,779           14,817          16,405         16,986
                                                         ======           ======          ======         ======
         Diluted                                         14,779           16,334          17,887         18,774
                                                         ======           ======          ======         ======


        The accompanying notes are an integral part of these consolidated financial statements.

                             THE ALPINE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            YEAR ENDED           EIGHT MONTHS ENDED         YEAR ENDED             YEAR ENDED
                                         DECEMBER 31, 2000       DECEMBER 31, 1999        APRIL 30, 1999         APRIL 30, 1998
                                         -----------------       -----------------        --------------         --------------
                                        SHARES      AMOUNT       SHARES     AMOUNT       SHARES     AMOUNT     SHARES      AMOUNT
                                                    ------                  ------                  ------                 ------
Common stock:
     Balance at beginning of
       period......................   21,663,041     $2,166    20,096,479    $2,009   19,865,990   $1,986   18,834,256     $1,883
     Recapitalization of equity
       method investment                       -          -             -         -        9,509        1            -          -
     Exercise of stock options.....       18,500          2     1,475,575       148      107,538       11      553,157         56
     Employee stock purchase plan..       65,801          6        43,318         4       53,389        5       23,241          2
     Compensation expense related
       to stock options and grants.       15,713          2        47,669         5       27,675        3       93,133          9
     Exercise of warrants........              -          -             -         -       32,378        3      172,330         17
     Conversion of convertible
       preferred stock...........              -          -             -         -            -        -      189,873         19
                                      ----------    -------    ----------   -------   ----------  -------   ----------    -------
       Balance at end of period..     21,763,055      2,176    21,663,041     2,166   20,096,479    2,009   19,865,990      1,986
                                      ----------    -------    ----------   -------   ----------  -------   ----------    -------

Capital in excess of par value:
     Balance at beginning of
       period......................                 158,268                 138,860               136,598                 113,459
     Effect of subsidiaries'
       equity transactions.........                   1,120                     346                   238                       -
     Issuance of minority equity
       interest in subsidiary......                       -                       -                     -                  15,222
     Recapitalization of equity
       method investment...........                       -                       -                   189                       -
     Exercise of stock options.....                     593                   7,210                   322                   2,562
     Employee stock purchase plan..                     411                     400                   569                     222
     Compensation expense related
       to stock options and grants.                   2,520                   1,292                   947                   3,669
     Exercise of warrants..........                       -                       -                    (3)                    (17)
     Conversion of convertible
       preferred stock.............                       -                       -                     -                   1,481
     Deposit of stock into
       grantor trust...............                       -                  10,160                    -                        -
                                                    -------                 -------               -------                 -------
       Balance at end of period....                 162,912                 158,268               138,860                 136,598
                                                    -------                 -------               -------                 -------

9% cumulative convertible
     preferred stock:
     Balance at beginning of
       period......................          427        427           427       427          427      427        1,927      1,927
     Conversion of convertible
       preferred stock.............           -           -            -         -            -         -       (1,500)    (1,500)
                                      ----------    -------    ----------   -------   ----------  -------   ----------    -------
       Balance at end of period....         427     $   427           427   $   427          427  $   427          427    $   427
                                      ----------    -------    ----------   -------   ----------  -------   ----------    -------

        The accompanying notes are an integral part of these consolidated financial statements.

                             THE ALPINE GROUP, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                          YEAR ENDED            EIGHT MONTHS ENDED           YEAR ENDED            YEAR ENDED
                                       DECEMBER 31, 2000        DECEMBER 31, 1999         APRIL 30, 1999        APRIL 30, 1998
                                       -----------------        -----------------         --------------        --------------
                                      SHARES      AMOUNT       SHARES       AMOUNT        SHARES    AMOUNT     SHARES      AMOUNT
                                                  ------                    ------                  ------                 ------

Accumulated other comprehensive
      deficit:
     Balance at beginning of
       period....................               $     451                  $(5,222)                 $  (814)                $(2,032)
     Foreign currency translation
       adjustment................                  (1,860)                     931                   (3,579)                    502
   Additional minimum pension
        liability................                      55                      379                     (829)                      -
   Unrealized gain on securities
        available for sale.......                 (17,556)                   4,363                        -                     716
                                                  -------                  -------                  -------                 -------
       Balance at end of period..                 (18,910)                     451                   (5,222)                   (814)
                                                  -------                  -------                  -------                 -------

Retained earnings:
     Balance at beginning of
       period....................                  27,056                  (19,304)                 (32,834)                (48,048)
     Net income (loss) ..........                 (11,248)                  46,386                   13,569                  15,283
     Dividends on preferred stock                     (46)                     (26)                     (39)                    (69)
                                                  -------                  -------                  -------                 -------
       Balance at end of period..                  15,762                   27,056                  (19,304)                (32,834)
                                                  -------                  -------                  -------                 -------

Treasury stock:
     Balance at beginning of
       period....................   (7,418,534)   (92,396)   (4,923,932)   (59,398)   (2,704,732)   (26,890)   (1,612,047)  (12,130)
     Purchase of treasury stock..     (682,443)    (5,051)   (1,688,819)   (22,838)   (2,219,200)   (32,508)   (1,092,685)  (14,760)
     Deposit of stock into
       grantor trust.............            -          -      (805,783)   (10,160)            -          -             -         -
     Compensation expense related
       to stock options and
       grants....................       50,331        623             -          -             -          -             -         -
                                    ----------    -------    ----------    -------    ----------    -------    ----------   -------
       Balance at end of period..   (8,050,646)   (96,824)   (7,418,534)   (92,396)   (4,923,932)   (59,398)   (2,704,732)  (26,890)
                                    ----------    -------    ----------    -------    ----------    -------    ----------   -------

Receivable from stockholders:
     Balance at beginning of
       period....................                    (989)                    (989)                    (958)                   (633)
     Loans to stockholders.......                       -                        -                      (88)                   (325)
     Compensation expense related
       to stock options and grants
                                                       76                        -                       57                       -
                                                  -------                  -------                  -------                 -------
       Balance at end of period..                    (913)                    (989)                    (989)                   (958)
                                                  -------                  -------                  -------                 -------

Total stockholders' equity.......   13,712,836   $ 64,630    14,244,934    $94,983    15,172,974    $56,383    17,161,685   $77,515
                                    ==========   ========    ==========    =======    ==========    =======    ==========   =======
Comprehensive income (loss) .....                $(30,609)                 $52,059                   $9,161                 $16,501
                                                 ========                  =======                   ======                 =======

        The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEAR            EIGHT MONTHS             YEAR ENDED
                                                              ENDED              ENDED                 ----------
                                                           DECEMBER 31,       DECEMBER 31,       APRIL 30,       APRIL 30,
                                                              2000                1999             1999             1998
                                                              ----                ----             ----             ----

 Cash flows from operating activities:
    Income (loss) from continuing operations........        $(11,248)            $12,007          $16,910         $16,941
    Adjustments to reconcile income (loss) from
       continuing operations to net cash provided by
       operating activities:
       Depreciation and amortization................          63,370              40,548           29,147          10,205
       Amortization of deferred debt issuance costs
         and accretion of debt discount.............           6,060               3,431            3,221           1,441
       Compensation expense related to stock options
         and grants.................................           2,720               1,297              962           1,757
       Provision (benefit) for deferred income taxes          (7,394)             22,099           (2,758)           (830)
       Minority interest in earnings (losses) of
         subsidiary.................................          (6,148)             11,404           18,693          20,296
       Equity in earnings of affiliate..............          (1,706)             (2,196)          (1,544)              -
       Other, net...................................               -                   -              211            (655)
       Change in assets and liabilities, net of
         effects from companies acquired:
         Accounts receivable........................         (18,575)              1,596          (19,702)          1,971
         Inventories................................          52,097              24,359          (16,962)         12,998
         Other current assets.......................           2,427                  55           16,189          (4,733)
         Other assets...............................          11,829                 625              399            (431)
         Accounts payable and accrued expenses......           2,836             (51,933)          23,801           8,452
         Other, net.................................          (2,155)                527              (11)            275
                                                             -------           ---------      -----------       ---------
 Cash flows provided by continuing operations.......          94,113              63,819           68,556          67,687
 Cash flows provided by (used for) discontinued
    operations......................................               -               1,439            6,412          (1,396)
                                                             -------           ---------      -----------       ---------
 Cash flows provided by operating activities........          94,113              65,258           74,968          66,291
                                                             -------           ---------      -----------       ---------
 Cash flows from investing activities:
    Acquisitions, net of cash acquired..............               -             (10,842)      (1,105,408)              -
    Capital expenditures............................         (78,443)            (57,070)         (43,901)        (19,508)
    Proceeds from marketable securities.............           7,841               7,619              715             135
    Investment in PolyVision Corporation............               -              (2,000)          (5,000)              -
    Proceeds from sale of assets....................          10,195              12,925            2,033           5,361
    Proceeds from sale of investment................          42,958                   -                -               -
    Proceeds from the sale of discontinued operations              -              15,563                -               -
    Purchase of minority interest...................               -             (31,127)               -               -
    Superior Israel customer loans..................         (23,989)            (28,708)               -               -
    Restricted cash.................................          (7,739)                  -                -               -
    Other...........................................           1,450                 (53)          (1,688)           (145)
                                                             -------           ---------      -----------       ---------
 Cash flows used for continuing operations..........         (47,727)            (93,693)      (1,153,249)        (14,157)
 Cash flows used for discontinued operations........               -              (2,526)         (10,204)       (109,034)
                                                             -------           ---------      -----------       ---------
 Cash flows used for investing activities...........         (47,727)            (96,219)      (1,163,453)       (123,191)
                                                             -------           ---------      -----------       ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                              YEAR            EIGHT MONTHS             YEAR ENDED
                                                              ENDED              ENDED                 ----------
                                                           DECEMBER 31,       DECEMBER 31,       APRIL 30,       APRIL 30,
                                                              2000                1999             1999             1998
                                                              ----                ----             ----             ----
 Cash flows from financing activities:
    Short-term borrowings, net......................         $19,631         $    (2,276)       $   9,640     $         -
    Borrowings (repayments) under revolving credit
       facilities, net..............................          (8,986)             64,631           20,965         (42,307)
    Long-term borrowings............................          61,232             277,288        1,154,715          10,665
    Repayments of long-term borrowings..............        (107,156)           (303,604)               -         (13,803)
    Proceeds from exercise of stock options.........             595               1,966              333           2,618
    Debt issuance costs.............................          (4,597)             (7,144)         (31,748)           (400)
    Dividends on preferred stock....................             (46)                (26)             (39)            (69)
    Dividends paid on subsidiary common stock.......               -              (1,238)          (3,014)           (504)
    Purchase of treasury stock......................          (5,051)            (16,330)         (32,508)        (14,760)
    Purchase of subsidiary common stock.............               -              (3,273)         (15,870)              -
    Other...........................................           1,003               6,422           (3,163)           (151)
                                                            --------            --------       ----------        --------
 Cash flows  provided by (used for) continuing
    operations......................................         (43,375)             16,416        1,099,311         (58,711)
 Cash flows provided by discontinued operations.....               -               3,034           10,393         111,846
                                                            --------            --------       ----------        --------
 Cash flows provided by (used for) financing
    activities......................................         (43,375)             19,450        1,109,704          53,135
                                                            --------            --------       ----------        --------

 Cash flows provided by discontinued operations.....               -               1,947            6,601           1,416
 Net (increase) decrease in discontinued operations
    cash and cash equivalents.......................               -              (1,947)          (3,889)          2,759
 Net increase (decrease) in continuing operations
    cash and cash equivalents.......................           3,011             (13,458)          14,618          (5,181)
 Cash and cash equivalents at beginning of year.....          19,542              33,000           15,670          16,676
                                                            --------            --------       ----------         -------
 Cash and cash equivalents at end of year...........        $ 22,553            $ 19,542       $   33,000         $15,670
                                                            ========            ========       ==========         =======

 Supplemental disclosures:
    Cash paid for interest, net of amount capitalized       $124,831             $84,604          $47,980         $ 9,923
                                                            ========             =======          =======         =======
    Cash paid for income taxes, net of refunds......        $  7,355             $23,514          $22,633         $25,840
                                                            ========             =======          =======         =======

        The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                        YEAR            EIGHT MONTHS             YEAR ENDED
                                                        ENDED              ENDED                 ----------
                                                     DECEMBER 31,       DECEMBER 31,       APRIL 30,       APRIL 30,
                                                        2000                1999             1999             1998
                                                        ----                ----             ----             ----
  Noncash investing and financing activities:
     Exchange of common stock for preferred stock:
        Preferred stock acquired.....................                                                        $1,500
                                                                                                             ======
        Common stock issued..........................                                                        $1,500
                                                                                                             ======
     Capitalized lease obligation incurred...........                                                        $  375
                                                                                                             ======
     Acquisition of businesses:
        Assets, net of cash acquired.................                                        $1,702,774
        Liabilities assumed..........................                                          (447,793)
        Minority equity interest in subsidiaries.....                                           (16,283)
        Issuance of Subsidiary-obligated Mandatorily
          Redeemable Trust Convertible Preferred
          Securities of Superior Trust I holding
          solely convertible debentures in exchange
          for subsidiary common stock held by
          minority shareholders (net of discount of
          $33.2 million).............................                                          (133,290)
                                                                                             ----------
          Net cash paid..............................                                        $1,105,408
                                                                                             ==========
  PolyVision recapitalization:
     Exchange of PolyVision series A preferred stock
        and a note receivable including accrued and
        unpaid interest..............................                                          $(17,282)
                                                                                               ========
     For PolyVision Series B cumulative preferred
        stock and PolyVision common stock............                                           $17,282
                                                                                                =======
  Disposition of business:
     Fair market value of common stock received......                           $(123,285)
     Net assets of discontinued operations including
        purchased minority interest..................                              65,960
     Gain on sale of discontinued operation,
        net of tax...................................                              35,369
     Income taxes and other liabilities..............                              37,519
                                                                                  -------
     Net cash received...............................                             $15,563
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

                  THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). These financial statements present the consolidated balance sheets of the Company at December 31, 2000 and 1999, and April 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000, for the eight months ended December 31, 1999 and for the years ended April 30, 1999 ("fiscal 1999") and 1998 ("fiscal 1998"). All significant intercompany accounts and transactions have been eliminated.

         Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine's operations are carried out through Superior TeleCom Inc. ("Superior"), a 51.5% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets. Superior is a manufacturer and supplier of telecommunications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom, Israel and Mexico.

         On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex International, Inc. ("Essex"). On March 31, 1999, Superior acquired the remaining 19% of Essex common stock through the issuance of 8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests (see Notes 5 and 19).

         On August 6, 1999, Alpine sold its subsidiary, Premier Refractories International Inc. ("Premier"), to Cookson Group plc ("Cookson") (see Note 4). Accordingly, Premier has been accounted for as a discontinued operation in the accompanying consolidated financial statements.

         CHANGE IN YEAR END

         On December 20, 1999, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1999.

         CASH AND CASH EQUIVALENTS

         All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

         RESTRICTED CASH

         Restricted cash is restricted to repayment of certain debt or payment of certain income tax liabilities.

         MARKETABLE SECURITIES

         Short-term investments in marketable securities are classified as trading securities and are stated at fair value. Net unrealized holding gains and losses are included in other income and net realized gains and losses are determined at the time of sale on the specific identification cost basis. Long-term investments in marketable securities are classified as available-for-sale. Unrealized holding gains and losses are included in other comprehensive income net of any related tax effect.

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

        Buildings and improvements.......................... 10 to 40 years
        Machinery and equipment.............................  3 to 15 years

         Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the year ended December 31, 2000 and the eight months ended December 31, 1999, $5.0 million and $2.0 million, respectively, was capitalized in connection with various capital projects.

         GOODWILL

         The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at December 31, 2000 and 1999, and April 30, 1999, was $49.5 million, $28.6 million and $15.0 million, respectively. The Company periodically reviews goodwill to assess recoverability from future operations using undiscounted cash flows. If the carrying amount exceeds undiscounted cash flows, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value.

         DEFERRED FINANCING COSTS

         Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on a straight-line basis and are charged to operations as additional interest expense.

         AMOUNTS DUE CUSTOMERS

         Included in accrued expenses at December 31, 2000 and 1999, and April 30, 1999, are certain amounts due customers totaling $14.6 million, $12.8 million, and $8.9 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION

         Revenue is recognized when the following criteria are met: pervasive evidence of an agreement exists, delivery has occurred, the Company's price to the buyer is fixed and determinable, and collectability is reasonably assured.

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

         SUBSIDIARY STOCK TRANSACTIONS

         The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary's purchase of its own stock and the subsidiary's issuance of its own stock under stock-based compensation plans. The Company reflects these subsidiary stock transactions through adjustments to minority interest, goodwill and stockholders' equity on the consolidated balance sheets. The net increase to goodwill totaling $0.3 million during the eight months ended December 31, 1999 and $6.9 million during fiscal 1999 is amortized over periods not exceeding 40 years.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred. Research and development costs during the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998 amounted to $7.2 million, $4.1 million, $5.1 million and $3.0 million, respectively.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred.

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

         COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments and minimum pension liability adjustments.

         CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         During fiscal 1999 and 1998, sales to the regional Bell operating companies and major independent telephone companies represented 36% and 84%, respectively, of net sales. At December 31, 2000 and 1999, and April 30, 1999, accounts receivable from these customers were $27.2 million, $25.6 million and $30.6 million, respectively.

         Accounts receivable include allowances for doubtful accounts of $5.0 million, $3.2 million and $5.0 million at December 31, 2000 and 1999, and April 30, 1999, respectively.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the December 31, 1999, fiscal 1999 and 1998 consolidated financial statements to conform with the December 31, 2000 presentation.

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133" which delayed SFAS No. 133's effective date for one year. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" which amends certain paragraphs of SFAS No. 133. SFAS No. 133 as amended, which is effective for the Company beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The Company has evaluated the effect of these statements on its derivative instruments, which are primarily commodity futures, foreign currency forward contracts and interest rate swaps. The cumulative effect of the change in accounting for derivative instruments recorded on January 1, 2001 was not material.

         In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-10 - ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The EITF consensus establishes guidance on the income statement classification of amounts charged to customers for shipping and handling, as well as for costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF consensus also requires an entity to disclose the amount of shipping and handling costs and the line item on the income statement which includes such costs if the costs are not included in cost of sales and are significant. The Company implemented EITF 00-10 in the fourth quarter of 2000. Prior to implementing EITF 00-10, shipping and handling costs billed to a customer were netted against shipping and handling costs recorded in cost of goods sold. Shipping and handling revenues that were reclassified from cost of sales to net sales were $10.8 million, $6.5 million, $4.9 million and $1.9 million for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, respectively.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING STANDARDS (CONTINUED)

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") which provides the SEC's views regarding revenue recognition in financial statements, including income statement presentation and disclosure. SAB 101 clarifies that revenue generally is realized or realizable when pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. The Company is in compliance with the provisions of SAB 101 and this bulletin had no effect on the results of operations or financial position of the Company.

2.     INVENTORIES

         At December 31, 2000 and 1999, and April 30, 1999, the components of inventories are as follows:

                                          DECEMBER 31,      DECEMBER 31,     APRIL 30,
                                              2000              1999           1999
                                              ----              ----           ----
                                                         (IN THOUSANDS)
        Raw materials..................     $  45,793         $  50,618      $  46,008
        Work in process................        42,006            42,150         43,889
        Finished goods.................       190,782           233,142        241,275
                                            ---------         ---------      ---------
                                              278,581           325,910        331,172
        LIFO reserve...................       (16,722)          (12,339)         5,950
                                            ---------         ---------      ---------
                                             $261,859          $313,571       $337,122
                                            =========         =========      =========

         During the eight months ended December 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex from the LIFO method to the FIFO method. This change was made to conform to consistent operational and accounting policies for the Company's communications segment. The impact of this accounting change was not material.

         Inventories valued using the LIFO method amounted to $133.6 million, $167.3 million and $224.7 million at December 31, 2000 and 1999, and April 30, 1999, respectively. During the year ended December 31, 2000, inventory quantities were reduced which resulted in a LIFO layer liquidation. The impact of the liquidation reduced net loss by $0.8 million.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     PROPERTY, PLANT AND EQUIPMENT

         At December 31, 2000 and 1999, and April 30, 1999, property, plant and equipment consist of the following:

                                                               DECEMBER 31,     DECEMBER 31,       APRIL 30,
                                                                  2000             1999               1999
                                                                  ----             ----               ----
                                                                             (IN THOUSANDS)
          Land..........................................        $  23,652       $   25,230         $  24,154
          Buildings and improvements....................          148,906          123,151           125,252
          Machinery and equipment.......................          486,158          445,685           408,595
                                                                ---------        ---------         ---------
                                                                  658,716          594,066           558,001
          Less accumulated depreciation.................          118,034           78,303            46,424
                                                                ---------        ---------         ---------
                                                                 $540,682         $515,763          $511,577
                                                                =========        =========         =========

         Depreciation expense for the year ended December 31, 2000, the eight months ended December 31, 1999, and fiscal 1999 and 1998 was $41.3 million, $26.1 million, $20.8 million and $8.5 million, respectively.

4.     DISCONTINUED OPERATIONS

         On August 6, 1999, Alpine completed the disposition of Premier (the "Premier Disposition") through the merger of Premier and a wholly-owned subsidiary of Cookson, a London Stock Exchange listed company. In connection with the Premier Disposition, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million shares of Cookson common stock and paid to Alpine $12.2 million in cash. The approximate fair market value of Cookson common stock received by Alpine was $123 million at August 6, 1999 (based on closing market value as quoted on the London Stock Exchange). The Cookson common stock is held for purposes other than trading and net unrealized holding gains and losses are included as a component of accumulated other comprehensive income on the balance sheet. In connection with the Premier Disposition, Alpine retained the right to receive a contingent cash payment of up to $6.6 million based upon future earnings of the American Minerals business, which was spun-off concurrently with Premier's acquisition of American Premier Holdings, Inc. in January 1998. Prior to the Premier Disposition, Alpine purchased the 16.6% minority interest in Premier for a purchase price of approximately $31.1 million.

         The Company has accounted for Premier as a discontinued operation. The net assets of Premier, totaling $34.6 million at April 30, 1999, are included in the consolidated balance sheets. The operating results of Premier have been segregated from the Company's continuing operations and are reported as a separate line item within the statements of operations as discontinued operations. For the eight month period ended December 31, 1999, the Company recorded income from discontinued operations of $35.4 million (net of taxes of $27.0 million) reflecting the gain on the Premier Disposition, net of operating losses incurred from May 1, 1999 (measurement date) through the date of the Premier Disposition.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DISCONTINUED OPERATIONS (CONTINUED)

         Premier's results of operations for fiscal 1999 and 1998 are summarized as follows:

                                                            YEAR ENDED APRIL 30,
                                                            --------------------
                                                             1999          1998
                                                             ----          ----
                                                               (IN THOUSANDS)
         Net sales......................................     $485,960    $402,480
         Loss before income tax (benefit) provision of
            $1.6 million and $(0.1) million in fiscal
            1999 and 1998, respectively.................       (1,691)       (351)
         Loss before extraordinary loss.................       (2,707)       (194)

5.     ACQUISITIONS

         ESSEX ACQUISITION

         On November 27, 1998, Superior completed a cash tender offer for 81% of the outstanding common shares of Essex, at an aggregate cash tender value of $770 million (the "Essex Acquisition"). On March 31, 1999, Superior acquired the remaining outstanding common stock of Essex through the issuance of approximately $167 million (face amount) of 8 1/2% Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior (see Note 19).

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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     ACQUISITIONS (CONTINUED)

         CABLES OF ZION AND CVALIM ACQUISITIONS

         The acquisitions of Cables of Zion, Cvalim and Pica Plast were accounted for using the purchase method and, accordingly, the results of operations of Cables of Zion, Cvalim and Pica Plast are included in the Company's consolidated financial statements on a prospective basis from the date of their respective acquisition. The purchase price was allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

         PRO FORMA FINANCIAL DATA (UNAUDITED) (CONTINUED)

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

                                                                                       YEAR ENDED
                                                                                       ----------
                                                                               APRIL 30,        APRIL 30,
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                (IN THOUSANDS, EXCEPT PER
                                                                                       SHARE DATA)
        Net sales..........................................................   $2,008,233       $2,277,246
        Income from continuing operations before income taxes,
           distribution on preferred securities of subsidiary trust,
           minority interest and extraordinary (loss)......................       57,319          113,745
        Income from continuing operations before extraordinary (loss)......        8,605           23,308
        Loss from discontinued operations..................................       (2,707)            (194)
        Extraordinary (loss) on early extinguishment of debt...............         (634)          (1,464)
        Net income applicable to common stock..............................        5,225           21,581
        Net income per diluted share of common stock:
        Income from continuing operations before extraordinary (loss)......        $0.44            $1.24
        Loss from discontinued operations..................................        (0.15)           (0.01)
        Extraordinary (loss) on early extinguishment of debt...............        (0.04)           (0.08)
                                                                                   -----            -----
        Net income per diluted share of common stock.......................        $0.25            $1.15
                                                                                   =====            =====

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     LONG-TERM INVESTMENTS AND OTHER ASSETS

         At December 31, 2000 and 1999, and April 30, 1999, long-term investments and other assets consist of the following:

                                                                DECEMBER 31,      DECEMBER 31,     APRIL 30,
                                                                    2000              1999            1999
                                                                    ----              ----            ----
                                                                                 (IN THOUSANDS)
      Equity investment and advances to PolyVision (a).......       $ 25,520         $  25,837      $24,280
      Investment in Cookson common stock (b).................         47,795           130,556            -
      Other assets...........................................         91,222            70,213       43,415
                                                                    --------          --------      -------
                                                                    $164,537          $226,606      $67,695
                                                                    ========          ========      =======

-----------

(a) At May 1, 1998, Alpine's equity investment in PolyVision consisted of approximately $25.2 million in liquidation value of PolyVision 8% Series A Preferred Stock (the "PolyVision Preferred") and approximately
         1.4 million shares of PolyVision common stock (approximately 17% of PolyVision outstanding shares).

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

         During 1999, the Company acquired an additional $2.0 million face amount of PolyVision 9% series C cumulative convertible preferred stock. At December 31, 2000, the Company's equity investment in PolyVision consisted of approximately $12.8 million face amount of PolyVision 9% series B cumulative convertible preferred stock, $7.0 million face amount of PolyVision 9% series C cumulative convertible preferred stock and approximately 6.8 million shares of PolyVision common stock with a fair market value of approximately $8.5 million based on PolyVision's (AMEX: PLI) closing stock price on December 29, 2000.

(b) During 2000, the Company sold 14.0 million shares of Cookson stock for $43.0 million resulting in a loss of $10.5 million.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     ACCRUED EXPENSES

         At December 31, 2000 and 1999, and April 30 1999, accrued expenses consist of the following:

                                                               DECEMBER 31,      DECEMBER 31,     APRIL 30,
                                                                  2000              1999            1999
                                                                  ----              ----            ----
                                                                              (IN THOUSANDS)
               Accrued wages, salaries and employee
                  benefits.................................     $  24,456         $  27,154       $ 29,280
               Other accrued expenses......................        80,121            73,689        100,304
                                                                ---------         ---------       --------
                                                                 $104,577          $100,843       $129,584
                                                                =========         =========       ========

8.     SHORT-TERM BORROWINGS

         At December 31, 2000 and 1999, and April 30, 1999, short-term borrowings consist principally of $160.0 million, $140.4 million and $127.6 million, respectively, in borrowings under Superior's accounts receivable securitization program which provides for up to $160.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Under the Superior receivable securitization program, Superior has granted a security interest in certain of its trade accounts receivable to secure borrowings under the facility. The Superior receivable securitization program expires on November 30, 2001, although it may be extended for successive one-year periods subject to agreement. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 6.88%, 6.37% and 5.32% at December 31, 2000 and 1999, and April 30, 1999, respectively) plus 0.35%.

9.     LONG-TERM DEBT

         At December 31, 2000 and 1999, and April 30, 1999, long-term debt consists of the following:

                                                                   DECEMBER 31,     DECEMBER 31,      APRIL 30,
                                                                       2000             1999             1999
                                                                       ----             ----             ----
                                                                                  (IN THOUSANDS)
        Superior revolving credit facility (a).................    $   71,001      $    53,735       $    43,093
        Superior term loan A (a)...............................       374,420          446,433           489,500
        Superior term loan B (a)...............................       408,346          415,542           423,786
        Superior senior subordinated notes (a).................       200,000          200,000           200,000
        Superior Israel credit facility (b)....................        88,522           82,507            50,330
        12.25% Senior Secured Notes (principal amount $12.2
           million) (c)........................................        11,725           11,665            11,553
        Alpine revolving credit facility (d)...................        47,102           70,000            39,700
        Alpine term loan (d)...................................             -                -            10,000
        Other..................................................        83,269           59,048            34,471
                                                                   ----------       ----------        ----------
        Total long-term debt...................................     1,284,385        1,338,930         1,302,433
        Less current portion of long-term debt.................       163,994           85,910            65,080
                                                                   ----------       ----------        ----------
                                                                   $1,120,391       $1,253,020        $1,237,353
                                                                   ==========       ==========        ==========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT (CONTINUED)

         At December 31, 2000, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, was approximately $1.185 million. The Company has entered into several interest rate swap and interest rate cap agreements in order to limit the effect of changes in interest rates on several of the Company's floating rate long-term obligations. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. The Company does not enter into financial instruments for trading or speculative purposes. The fair market value of the interest rate caps and swaps was approximately $6.4 million and $4.6 million at December 31, 1999 and April 30, 1999, respectively. At December 31, 2000, Superior had an interest rate cap outstanding with a notional amount of $400 million with a 90-day LIBOR rate cap at 7.0% and a fair value of zero.

         The aggregate principal maturities of long-term debt subsequent to December 31, 2000, are as follows:

                                                                      AMOUNT
                               YEAR                              (IN THOUSANDS)
         2001................................................     $   163,994
         2002................................................         106,870
         2003................................................         212,746
         2004................................................         330,950
         2005................................................         201,953
         Thereafter..........................................         267,872
                                                                   ----------
                                                                   $1,284,385
                                                                   ==========

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

         The Superior revolving credit facility is available to Superior's principal subsidiaries. Borrowings under the facility are allowable up to $225 million in the aggregate and mature May 27, 2004. Interest on the outstanding balance is based upon LIBOR plus 3.25% or the base rate (prime) plus 2.25% (10.03%, 9.97% and 7.94% at December 31, 2000 and
         1999, and April 30, 1999, respectively) and is payable quarterly.

         The Superior term loan A is repayable in varying installments over five and one-half years, with interest payable quarterly based upon LIBOR plus 3.25% or the base rate (prime) plus 2.25% (10.06%, 10.5% and 8.00%
         at December 31, 2000 and 1999, and April 30, 1999, respectively), and matures on May 27, 2004.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT (CONTINUED)

         The Superior term loan B is repayable in varying installments over seven years, with interest payable quarterly based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0% (10.88%, 9.94% and 8.81% at December 31, 2000 and 1999, and April 30, 1999, respectively), and matures on November 27, 2005.

         On May 26, 1999, the Company refinanced the $200 million Superior senior subordinated notes. The new senior subordinated notes include a $120 million term note A and an $80 million term note B, which are due May 26, 2007. Interest for the term note A for the first 270 days ranges from LIBOR plus 2.5% to LIBOR plus 4.0% and after the nine month anniversary of the borrowing date through maturity is LIBOR plus 5% (11.81% and 10.19% at December 31, 2000 and 1999). Interest on the term note B for the first 270 days ranges from LIBOR plus 3.625% to LIBOR plus 4.0% and after the nine month anniversary of the borrowing date through maturity is LIBOR plus 5% (11.13% and 10.19% at December 31, 2000 and 1999). At April 30, 1999 and prior to the refinancing, interest on the $200 million Superior senior subordinated notes was 9.31% based on LIBOR plus 4.25% or base rate (prime) plus 3.25%.

         All of the borrowings under the above described credit agreement are guaranteed by each of Superior's principal domestic subsidiaries. The common stock of all such domestic subsidiaries of Superior and 65% of the common stock of its foreign subsidiaries have been pledged to secure the guarantees (other than those guarantees given with respect to the senior subordinated notes). The obligations under these Superior credit arrangements (other than the senior subordinated notes) are secured by substantially all of the assets of Superior and its domestic subsidiaries.

(b) In connection with the December 31, 1998 acquisition of the Cvalim assets, Superior Israel entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Superior Israel term loan") and a $30.0 million revolving credit facility ("Superior Israel revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. In October 1999, Superior Israel increased the amount available under the credit facility by $10.0 million, which increased the term loan availability to $63.0 million.

         The Superior Israel term loan is repayable on December 31, 2008. Interest on the Superior Israel term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18 - 30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%. Interest on the Superior Israel revolving credit facility outstanding balance is based upon either LIBOR plus 0.4%, the lending bank's prime rate minus 1.1%, or a rate to be agreed upon by the parties. The Superior Israel credit facility terminates on December 31, 2003. Obligations under the Superior Israel credit facility are secured by all of the assets of Superior Israel. At December 31, 2000, Superior Israel was not in compliance with certain financial covenants under the Superior Israel revolving credit facility and has classified the $25.4 million outstanding under this facility as current in the December 31, 2000 balance sheet.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     LONG-TERM DEBT (CONTINUED)

(c) The 12.25% Senior Secured Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

(d) In November 1999, Alpine entered into a $100.0 million revolving credit facility (the "Alpine Revolving Credit Facility") replacing the existing $50.0 million senior secured credit agreement (the "Alpine Senior Secured Facility") comprised of a $40.0 million revolving credit facility and a $10.0 million senior secured term loan. Borrowings under the Alpine Revolving Credit Facility are for ongoing working capital and corporate needs of Alpine, and are secured by Alpine's holdings in Cookson common stock and Superior common stock. Under the Alpine Revolving Credit Facility, the proceeds from the sale of Cookson stock are to be used for repayment of the Alpine Revolving Credit Facility and payment of related income taxes. Interest on the Alpine Revolving Credit Facility is based upon LIBOR plus 2.5% or the base rate (prime) plus 1.5%, and was 9.31% and 9.06% at December 31, 2000 and 1999. Interest on the revolving credit facility component of the Alpine Senior Secured Facility was based upon LIBOR plus 1.5% or the base rate (prime) and was 6.94% at April 30, 1999. Interest on the senior secured term loan component of the Alpine Senior Secured Facility was based upon LIBOR plus 2.0% or base rate (prime) plus 0.5% and was 6.75% at April 30, 1999. The Alpine Revolving Credit Facility matures on October 31, 2001.

         The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness. During 2000, the Superior credit facilities described in (a) above were amended with respect to certain restrictive covenants relating to maintenance of certain financial ratios.

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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    EARNINGS PER SHARE

         The computation of basic and diluted earnings per share for the year ended December 31, 2000, the eight months ended December 31, 1999, and fiscal 1999 and 1998 is as follows:

                                                         YEAR ENDED                         EIGHT MONTHS ENDED
                                                      DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                      -----------------                     -----------------
                                               NET                    PER SHARE       NET                  PER SHARE
                                               LOSS       SHARES       AMOUNT        INCOME     SHARES       AMOUNT
                                               ----       ------       ------        ------     ------       ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Income (loss) attributable to
         common stock from continuing
         operations before extraordinary
         (loss)...........................  $(11,248)                               $12,007
      Less: preferred stock dividends.....       (46)                                   (26)
                                            --------                               --------
      Basic earnings (loss) per common
         share from continuing operations.   (11,294)      14,779      $(0.77)       11,981     14,817       $0.81
                                                                       ======                                =====
      Dilutive impact of stock options,
         warrants and grants..............         -            -                        -       1,466
      Dilution in subsidiary earnings
         from subsidiary stock options....       (72)           -                      (852)         -
      Assumed conversion of preferred
         stock............................         -            -                        26         51
                                           ----------     --------                  --------   -------
      Diluted earnings per share from
         continuing operations............  $(11,366)      14,779      $(0.77)      $11,155     16,334       $0.68
                                            ========       ======      ======       =======     ======       =====

                                                         YEAR ENDED                             YEAR ENDED
                                                       APRIL 30, 1999                         APRIL 30, 1998
                                                       --------------                         --------------
                                               NET                    PER SHARE       NET                  PER SHARE
                                              INCOME      SHARES       AMOUNT        INCOME     SHARES       AMOUNT
                                              ------      ------       ------        ------     ------       ------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Income attributable to common stock
         from continuing operations
         before extraordinary (loss)....       $16,910                              $16,941
      Less: preferred stock dividends...           (39)                                 (69)
                                             ---------                             --------
      Basic earnings per common share
         from continuing operations.....        16,871    16,405       $1.03         16,872     16,986       $1.00
                                                                       =====                                 =====
      Dilutive impact of stock options,
         warrants and grants............             -     1,431                          -      1,663
      Dilution in subsidiary earnings
         from subsidiary stock options..          (669)        -                          -          -
      Assumed conversion of preferred
         stock..........................            39        51                        69         125
                                            ----------  --------                   -------    --------
      Diluted earnings per share from
         continuing operations..........       $16,241    17,887       $0.91        $16,941     18,774       $0.90
                                               =======    ======       =====        =======     ======       =====

         The Company has excluded the conversion of Superior's Trust Convertible Preferred Securities from the Company's earnings per share calculation as the impact would be anti-dilutive.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    STOCK BASED COMPENSATION PLANS

         The Company sponsors the Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 500,000 shares of common stock reserved under the ESPP, of which 65,801 shares, 43,318 shares, 53,389 shares and 23,241 shares were purchased by employees during the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, respectively.

         Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 224,939 shares of common stock available for issuance under the 1997 Plan for granting of options at December 31, 2000. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. Under the 1997 Plan, options cannot be exercised after ten years from the date of grant. During the year ended December 31, 2000 and the eight months ended December 31, 1999, the Company granted non-qualified stock options to purchase 425,000 and 595,000 shares, respectively, of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company's treasury stock. In March 1999, the Company adopted the 1999 Stock Option Reload
Program under the 1997 Plan, which enabled certain key management employees to receive a new reload stock option equal to the total shares tendered by the employee to the Company by December 31, 1999 in order to pay the exercise price and related taxes on the exercise of certain vested stock options. The reload stock option is priced at the fair market value of the common stock on the exercise date.

         In addition, during the year ended December 31, 2000 and the eight months ended December 31, 1999, the Company granted certain key management employees non-qualified stock options to purchase 177,000 and 243,000 shares, respectively, of the common stock of PolyVision and 86,000 and 76,220 shares, respectively, of the common stock of Superior. Any shares issued upon exercise of these options will be made available only from issued shares of the common stock of PolyVision and shares of the common stock of Superior owned by the Company.

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

         Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At December 31, 2000, there are 82,344 shares available for issuance. During the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, noncash compensation expense of $0.2 million, $0.3 million, $0.6 million and $1.0 million, respectively, was recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    STOCK BASED COMPENSATION PLANS (CONTINUED)

         The Company sponsors unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus and shares issued upon stock option exercises, as defined by the plans. The plans also provide for matching contributions of Company common stock on shares deferred upon exercise of stock options. Shares issued pursuant to the deferred stock component of these plans are held in an irrevocable grantor trust. At December 31, 2000, 0.8 million shares of the Company's common stock issued upon stock option exercises have been deferred and are included in the grantor trust. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets.

         Total compensation expense related to all stock based compensation plans for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998 was $3.7 million, $1.3 million, $0.9 million and $1.0 million, respectively.

         The Company continues to account for its stock-based compensation plans (including options issued under the plans) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees or directors at an exercise price at or above the common stock's fair value. Application of the provisions of APB No. 25 resulted in no charge to earnings for the year ended December 31, 2000 and during the eight months ended December 31, 1999, and a charge to earnings of $0.4 million and $0.8 million in fiscal 1999 and 1998, respectively, for certain performance-based stock options granted in prior years. However, had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, Alpine's net income, net income applicable to common stock, basic net income per share of common stock and diluted net income per share of common stock for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, would approximate the pro forma amounts below:

                                                             YEAR ENDED                  EIGHT MONTHS ENDED
                                                         DECEMBER 31, 2000               DECEMBER 31, 1999
                                                         -----------------               ------------------
                                                     AS REPORTED      PRO FORMA      AS REPORTED     PRO FORMA
                                                     -----------      ---------      -----------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income (loss).........................       $(11,248)      $(16,783)        $46,386        $42,540
     Net income (loss) applicable to
       common stock............................        (11,294)       (16,829)         46,360         42,514
     Net income (loss) per basic share of
       common stock............................          (0.77)         (1.14)           3.13           2.87
     Net income (loss) per diluted share of
         common stock..........................          (0.77)         (1.14)           2.79           2.60

                                                             YEAR ENDED                      YEAR ENDED
                                                           APRIL 30, 1999                  APRIL 30, 1998
                                                          ---------------                  ---------------
                                                     AS REPORTED     PRO FORMA       AS REPORTED      PRO FORMA
                                                     -----------      ---------      -----------     ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Net income................................        $13,569         $9,282         $15,283        $13,315
     Net income applicable to common stock.....         13,530          9,243          15,214         13,246
     Net income per basic share of common
       stock...................................           0.82           0.56           0.90            0.78
     Net income per diluted share of
         common stock..........................           0.72           0.48           0.81            0.71

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    STOCK BASED COMPENSATION PLANS (CONTINUED)

         The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, respectively: dividend yield of 0% for each year; expected volatility of 77%, 55%, 44% and 45%; risk-free interest rate of 5.11%, 6.30%, 4.92% and 5.53%; and expected life of four years for all periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998 was $5.11, $5.16, $6.29 and $5.70, respectively.

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

         The following table summarizes stock option activity for fiscal 1998 and 1999, the eight months ended December 31, 1999 and the year ended December 31, 2000.

                                                                               WEIGHTED-
                                                           SHARES          AVERAGE EXERCISE
                                                         OUTSTANDING             PRICE
                                                         ----------        ----------------
    Outstanding at April 30, 1997....................      3,272,370             $ 5.38
    Exercised........................................       (559,880)              4.94
    Canceled.........................................        (56,466)              6.32
    Granted..........................................        184,001              13.83
                                                        ------------
    Outstanding at April 30, 1998....................      2,840,025               5.93
    Exercised........................................       (111,741)              4.15
    Canceled.........................................        (32,545)             15.34
    Granted..........................................      1,452,714              16.07
                                                          ----------
    Outstanding at April 30, 1999....................      4,148,453               9.38
    Exercised........................................     (1,475,575)              4.88
    Canceled.........................................       (319,007)             18.57
    Granted..........................................        584,525              13.20
                                                        ------------
    Outstanding at December 31, 1999.................      2,938,396              11.40
    Exercised........................................        (18,500)              5.05
    Canceled.........................................        (23,919)             14.51
    Granted..........................................        496,729               8.53
                                                       -------------
    Outstanding at December 31, 2000.................      3,392,706              11.01

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    STOCK BASED COMPENSATION PLANS (CONTINUED)

         Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2000 is as follows:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                        -------------------                     -------------------
                                              WEIGHTED
                                               AVERAGE        WEIGHTED                       WEIGHTED
                              NUMBER          REMAINING        AVERAGE         NUMBER         AVERAGE
        RANGE OF            OF OPTIONS       CONTRACTUAL      EXERCISE       OF OPTIONS      EXERCISE
    EXERCISE PRICES        OUTSTANDING          LIFE            PRICE       EXERCISABLE        PRICE
    ---------------        -----------       -----------      --------      -----------      ---------
$0.88.................           5,758           9.99           $0.88                -           $0.00
$2.05.................          32,333           0.97           $2.05           32,333           $2.05
$3.44-$5.13...........         472,604           5.15           $4.52          461,791           $4.53
$5.57-$8.13...........         579,329           4.86           $7.86          573,025           $7.87
$8.75-$12.88..........       1,614,767           7.26          $10.54          729,470          $11.79
$13.69-$20.50.........         170,315           8.03          $16.39           84,999          $16.23
$20.81................         517,600           7.54          $20.81          345,063          $20.81
                             ---------                                       ---------
                             3,392,706           6.58          $11.01        2,226,681          $10.70
                             =========                                       =========

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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    EMPLOYEE BENEFITS (CONTINUED)

         During the fourth quarter ended December 31, 2000 and effective as of January 1, 2000, the Company changed its method of amortizing unrecognized actuarial gains and losses in computing annual pension cost for certain plans. Unrecognized actuarial gains and losses exceeding ten percent of the greater of the projected benefit obligation or the market value of plan assets are amortized over five years. Under the previous method, all unrecognized gains and losses exceeding the ten percent corridor were amortized over the average remaining service life of active employees. Amortizing these amounts over five years results in more timely recognition of significant actuarial gains and losses in annual pension cost. This change resulted in net income for the year ended December 31, 2000 being $0.5 million or $0.03 per diluted share greater than net income under the previous method. The impact related to prior quarters of the year was not material.

         The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the postretirement health care benefit plans for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, are presented below, along with amounts recognized in the respective consolidated balance sheets and consolidated statements of operations:

                                        DEFINED BENEFIT PENSION PLANS                 POSTRETIREMENT HEALTH CARE BENEFITS
                                        -----------------------------                 -----------------------------------
                               DECEMBER 31,  DECEMBER 31, APRIL 30,  APRIL 30,  DECEMBER 31, DECEMBER 31, APRIL 30,  APRIL 30,
                                   2000          1999        1999       1998        2000         1999        1999       1998
                                   ----          ----        ----       ----        ----         ----        ----       ----
                                                                         (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at
   beginning of year........     $96,657     $106,042       $7,997     $5,912     $2,085       $2,131     $1,994       $1,265
Impact of acquisitions......           -            -       99,364          -          -            -          -            -
Service cost................       3,895        3,764        2,676        320         60           50         66           52
Interest cost...............       7,584        5,051        3,280        461        166          106        137          129
Actuarial (gain) loss.......       4,869      (14,662)      (6,175)     1,441        168         (152)         -          607
Impact of foreign currency          (205)         (14)           -          -          -            -          -            -
   exchange.................
Benefits paid...............      (2,978)      (3,524)      (1,100)      (137)       (85)         (50)       (66)         (59)
                                --------     --------     --------    -------   --------     --------     ------      -------
Benefit obligation at end
   of year..................    $109,822      $96,657     $106,042     $7,997     $2,394       $2,085     $2,131       $1,994
                                ========      =======     ========    =======   ========     ========     ======      =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets
   at beginning of year.....     $88,148      $84,108       $4,360     $3,568   $      -     $      -    $     -      $     -
Impact of acquisitions......           -            -       77,060          -          -            -          -            -
Actual return on plan assets       5,014        5,521        3,445        751          -            -          -            -
Employer contribution.......       3,914        2,118          343        178         85           50         66           59
Impact of foreign currency          (137)         (75)           -          -          -            -          -            -
   exchange...............
Benefits paid...............      (2,978)      (3,524)      (1,100)      (137)       (85)         (50)       (66)         (59)
                                --------     --------     --------    -------   --------     --------     ------      -------
Fair value of plan assets
   at end of year...........     $93,961      $88,148      $84,108     $4,360   $       -    $      -     $    -       $    -
                                 =======      =======      =======     ======   =========    =========    ========    =======
Funded status...............    $(15,861)     $(8,509)    $(21,934)   $(3,637)   $(2,394)     $(2,085)    $(2,131)    $(1,994)
Unrecognized actuarial           (10,468)     (20,655)      (5,430)       830        413          250        411          424
   (gain) loss..............
Unrecognized prior service
   cost.....................       1,791        1,952        2,056      2,235          -            -          -            -
                                --------     --------     --------    -------   --------     --------     ------      -------
Accrued benefit cost........    $(24,538)    $(27,212)    $(25,308)   $  (572)   $(1,981)     $(1,835)    $(1,720)    $(1,570)
                                 =======      =======      =======     ======   =========    =========   ========    =======
AMOUNTS RECOGNIZED IN THE
   CONSOLIDATED BALANCE
   SHEETS CONSIST OF:
Prepaid benefit cost........    $    420     $      -     $      -     $   35    $     -     $      -    $     -      $     -
Accrued benefit liability...     (26,228)     (28,438)     (28,829)    (2,345)    (1,981)      (1,835)    (1,720)      (1,570)
Additional minimum liability      (1,085)      (1,165)           -          -          -            -          -            -
Intangible asset............       1,544        1,525        2,056      1,738          -            -          -            -
Accumulated other
   comprehensive income...           811          866        1,465          -          -            -          -            -
                                --------     --------     --------    -------   --------     --------     ------      -------
Accrued benefit cost........    $(24,538)    $(27,212)    $(25,308)     $(572)   $(1,981)     $(1,835)    $(1,720)    $(1,570)
                                 =======      =======      =======     ======   =========    =========   ========     =======

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    EMPLOYEE BENEFITS (CONTINUED)

                                           DEFINED BENEFIT PENSION PLANS                 POSTRETIREMENT HEALTH CARE BENEFITS
                                           -----------------------------                 -----------------------------------
                                  DECEMBER 31,  DECEMBER 31, APRIL 30,  APRIL 30,  DECEMBER 31, DECEMBER 31, APRIL 30,  APRIL 30,
                                      2000          1999        1999       1998        2000         1999        1999       1998
                                      ----          ----        ----       ----        ----         ----        ----       ----
                                                                            (IN THOUSANDS)
   COMPONENTS OF NET PERIODIC
      BENEFIT COST:
   Service cost................      $3,895       $3,764       $2,676       $320    $    60          $50         $66       $52
   Interest cost...............       7,584        5,051        3,280        461        166          106        137        129
   Expected return on plan           (7,869)      (4,894)      (3,256)      (281)         -            -          -          -
      assets...................
   Amortization of prior                160          114          162        161          -           33          -          5
      service cost.............
   Actuarial (gain) loss.......      (2,466)          79           56         -           5          (13)        13          -
                                     ------      -------       ------       ----      -----        -----      -----      -----
   Net periodic benefit cost...      $1,304       $4,114       $2,918       $661       $231         $176       $216       $186
                                     ======       ======       ======       ====      =====        =====      =====      =====

         The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2000 and 1999, and April 30, 1999 and 1998, were determined based upon the following assumptions:


                                       DEFINED BENEFIT PENSION PLANS                POSTRETIREMENT HEALTH CARE BENEFITS
                                       -----------------------------                -----------------------------------
                              DECEMBER 31, DECEMBER 31, APRIL 30,  APRIL 30,  DECEMBER 31, DECEMBER 31,  APRIL 30,  APRIL 30,
                                  2000         1999        1999       1998        2000         1999         1999       1998
                                  ----         ----        ----       ----        ----         ----         ----       ----
   Discount rate.............     7.5%         8.0%     6.0%-7.0%  6.5%-7.0%      7.5%         8.0%         7.0%       7.0%
   Expected return on plan        9.0%         9.0%     8.0%-9.0%  7.5%-9.5%      N/A           N/A         N/A        N/A
      assets.................
   Increase in future             4.5%         5.0%        4.0%       4.0%        N/A           N/A         N/A        N/A
      compensation...........

         The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during the year ended December 31, 2000, the eight months ended December 31, 1999, and fiscal 1999 and 1998, were $5.4 million, $2.7 million, $3.2 million and $0.9 million, respectively.

13.    INCOME TAXES

         The provision (benefit) for income taxes for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, and is comprised of the following:

                                                               EIGHT MONTHS
                                               YEAR ENDED          ENDED         YEAR ENDED       YEAR ENDED
                                              DECEMBER 31,      DECEMBER 31,      APRIL 30,        APRIL 30,
                                                  2000              1999            1999             1998
                                                  ----              ----            ----             ----
                                                                       (IN THOUSANDS)
     Current:
          Federal..........................        $8,853           $(1,209)       $24,044         $19,315
          State............................          (881)                -          3,048           2,959
          Foreign..........................           541               229          3,210           2,484
                                                  -------          --------       --------        --------
          Total current....................         8,513              (980)        30,302          24,758
                                                  -------          --------       --------        --------
     Deferred:
          Federal..........................        (3,713)           22,552         (2,501)         (1,123)
          State............................          (919)              (96)          (390)           (162)
          Foreign..........................        (2,762)             (357)           133             455
                                                  -------          --------       --------        --------
          Total deferred...................        (7,394)           22,099         (2,758)           (830)
                                                  -------          --------       --------        --------
          Total income tax expense.........       $ 1,119           $21,119        $27,544         $23,928
                                                  =======          ========       ========        ========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.    INCOME TAXES (CONTINUED)

         The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998, because of the effect of the following items:

                                                               EIGHT MONTHS
                                               YEAR ENDED          ENDED         YEAR ENDED       YEAR ENDED
                                              DECEMBER 31,      DECEMBER 31,      APRIL 30,        APRIL 30,
                                                  2000              1999            1999             1998
                                                  ----              ----            ----             ----
                                                                       (IN THOUSANDS)
   Continuing operations:
   Expected income tax expense
      (benefit) at U.S. federal
      statutory tax rate...............         $(993)          $18,536          $22,684          $21,712
   State income taxes, net of U.S.
      federal income tax benefit.......        (1,126)            1,745            2,630            2,717
   Taxes on foreign income at rates
      which differ from the U.S.
      federal statutory rate...........         1,315               380              384              288
   Distributions on preferred
      securities of subsidiary trust...        (5,300)           (3,317)            (439)               -
   Nondeductible goodwill amortization.         7,099             4,780            2,706              382
   Change in valuation allowance.......             -                 -                -             (738)
   Reduction in reserves...............        (1,500)                -                -                -
   Other, net..........................         1,624              (378)             (10)             435
                                            ---------          --------         ---------         -------
   Provision for income taxes from
      continuing operations............         1,119            21,746           27,955           24,796
   Extraordinary loss..................             -              (627)            (411)            (868)
                                            ---------          --------         ---------         -------
         Total income tax expense......      $  1,119           $21,119          $27,544          $23,928
                                            =========          ========         ========          =======

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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    INCOME TAXES (CONTINUED)

         Income from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary loss attributable to domestic and foreign operations for the years ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998 was as follows:

                                                                      EIGHT
                                                  YEAR ENDED       MONTHS ENDED       YEAR ENDED        YEAR ENDED
                                                 DECEMBER 31,      DECEMBER 31,        APRIL 30,         APRIL 30,
                                                     2000              1999              1999              1998
                                                     ----              ----              ----              ----
                                                                           (IN THOUSANDS)
     United States..........................         $ 6,501          $53,376             $58,218        $44,553
     Foreign................................          (9,339)            (417)              6,592         17,480
                                                     -------        ---------            --------        -------
        Income (loss) before income taxes,
          distributions on preferred
          securities of Superior Trust I,
          minority interest and
          extraordinary loss................         $(2,838)         $52,959             $64,810        $62,033
                                                     =======          =======             =======        =======

         Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2000 and 1999, and April 30, 1999 and are as follows:

                                                               DECEMBER 31,      DECEMBER 31,      APRIL 30,
                                                                  2000              1999             1999
                                                                  ----              ----             ----
                                                                              (IN THOUSANDS)
   Deferred tax assets:
      Sale/leaseback.......................................      $  1,875        $  1,875           $  1,950
      Accruals not currently deductible for tax............        13,752          18,453             23,939
      Pension and postretirement benefits..................        11,541          13,535              9,945
      Compensation expense related to unexercised stock
           options and stock grants........................         2,491           1,561              1,152
      Net operating loss carryforwards.....................        20,704          15,297              7,827
      Alternative minimum tax credit carryforwards.........           500             500              2,500
      Other................................................         1,814           5,810              2,130
                                                               ----------       ---------          ---------
      Total deferred tax assets............................        52,677          57,031             49,443
      Less valuation allowance.............................         6,595           6,595              6,595
                                                               ----------       ---------          ---------
      Net deferred tax assets..............................        46,082          50,436             42,848
                                                               ----------       ---------          ---------
   Deferred tax liabilities:
      Depreciation.........................................       110,658          88,125             94,705
      Inventory............................................        11,536          10,830              6,807
      Long-term investments................................         6,180          50,829             22,920
      Other................................................        18,122          16,310             13,220
                                                               ----------       ---------          ---------
           Total deferred tax liabilities..................       146,496         166,094            137,652
                                                               ----------       ---------          ---------
           Net deferred tax liability......................      $100,414        $115,658           $ 94,804
                                                               ==========       =========          =========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    INCOME TAXES (CONTINUED)

         At December 31, 2000, Alpine had significant state operating loss carryforwards that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

         The Company provides taxes on undistributed earnings of certain domestic subsidiaries and investments based on anticipated taxable distributions. U.S. income taxes have not been provided for undistributed earnings of certain foreign subsidiaries whose earnings are considered to be indefinitely reinvested. If distributed, the Company would be subject to both U.S. income tax and withholding taxes payable to various foreign countries.

14.    RESTRUCTURING AND INFREQUENT AND UNUSUAL CHARGES

         During the year ended December 31, 2000, the Company recorded infrequent and unusual charges of $15.0 million, which included (i) a $3.8 million charge related to restructuring activities at Superior Israel; (ii) $8.6 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, and (iii) $2.6 million of start-up costs for the Company's Torreon, Mexico magnet wire facility.

         During the eight months ended December 31, 1999, the Company recorded infrequent and unusual charges of $4.7 million, which included (i) a $1.3 million charge related to restructuring activities at Superior Israel, (ii) $2.1 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, (iii) $0.9 million in charges associated with the evaluation and termination of a management information system project at Essex and (iv) $0.4 million of start-up costs for the Company's Torreon, Mexico magnet wire facility.

         During fiscal 1999, the Company recorded infrequent and unusual charges of $7.3 million consisting of a $2.9 million restructuring charge recorded by Superior Israel relating to planned manufacturing plant consolidations and overhead rationalization associated with the acquisition of Cvalim and $4.4 million in charges primarily associated with the evaluation and termination of a management information system project at Essex.

         ESSEX

         Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company initially accrued as part of the Essex Acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation cost, $11.9 million of facility consolidation cost, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During the eight months ended December 31, 1999, the Company revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination by $1.4 million. The net increase to the accrual of $6.2 million has been reflected as an increase in goodwill. As of December 31, 2000, $17.2 million, $11.1 million, $3.0 million and $2.6 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    RESTRUCTURING AND INFREQUENT AND UNUSUAL CHARGES (CONTINUED)

         ESSEX (CONTINUED)

was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

         During fiscal 1999, the Company also wrote off $10.4 million of previously capitalized costs related to a discontinued management information system project at Essex. During the eight months ended December 31, 1999, under purchase accounting, the Company adjusted the carrying value of certain fixed assets by $17.3 million to reflect their net realizable value. These adjustments have been reflected as increases to goodwill.

         SUPERIOR ISRAEL

         On December 31, 1998, Superior Israel purchased Cvalim. Included in the allocated purchase price was a $3.5 million provision for the restructuring of Cvalim's manufacturing and corporate functions. The provisions included $2.6 million of employee termination and severance costs and $0.9 million of other miscellaneous costs. During fiscal 1999, Superior Israel recorded a $2.9 million restructuring charge, which included a provision for the consolidation of seven manufacturing facilities into five and two headquarters facilities into one. All aspects of the restructuring plan have been completed. As of December 31, 2000, approximately $5.5 million has been incurred and paid related to employee termination and severance costs and $0.9 million has been incurred and paid related to other miscellaneous costs. The provision for employee termination and severance costs was primarily associated with manufacturing, selling, general and administrative functions within Cvalim, and approximately 146 positions have been eliminated.

         During the eight months ended December 31, 1999, Superior Israel recorded a $1.3 million restructuring charge, which included a provision for the consolidation of manufacturing facilities. The restructuring actions resulted in the elimination of approximately 30 positions, most of which were manufacturing related employees. All aspects of the restructuring plan are complete.

         During 2000, Superior Israel recorded a $3.8 million restructuring charge, which included a provision for further consolidation of manufacturing facilities. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. All significant aspects of the restructuring plan are complete.

15.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

         The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counterparties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts but the Company does not anticipate nonperformance by any of these counterparties. The amount of such exposure is generally the unrealized gains within the underlying contracts.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION (CONTINUED)

         FOREIGN EXCHANGE RISK MANAGEMENT

         The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 2000, the Company had no forward exchange sales contracts, but did have $6.7 million of purchase contracts whose fair value approximated the contract amount. Foreign currency gains or losses resulting from the Company's operating and hedging activities are recognized in earnings in the period in which the hedged currency is collected or paid.

         COMMODITY PRICE RISK MANAGEMENT

         The cost of copper, the Company's most significant raw material, has been subject to considerable volatility over the past several years. So that the Company may manage the matching of the copper component of customer product pricing with the copper cost component of the inventory shipped, the Company enters into futures contracts as qualifying hedges. At December 31, 2000, the Company had sales contracts for 3.2 million copper pounds, or $2.7 million, with an estimated fair value of $2.7 million. Unrealized gains and losses on the qualified hedges, as appropriate, are included in other assets and are recognized when the related underlying copper is purchased or sold or when a sale is no longer expected to occur.

16.    COMMITMENTS AND CONTINGENCIES

         Total rent expense under cancelable and noncancelable operating leases was $14.2 million, $8.5 million, $8.0 million and $1.6 million during the year ended December 31, 2000, for the eight months ended December 31, 1999, and fiscal 1999 and 1998, respectively.

         At December 31, 2000, future minimum lease payments under noncancelable operating leases are as follows:

                                                                          AMOUNT
                                                                          ------
                                 YEAR                                 (IN THOUSANDS)
                                 ----
      2001......................................................          $ 9,409
      2002......................................................            8,252
      2003......................................................            7,501
      2004......................................................            6,694
      2005......................................................            6,265
      Thereafter................................................           13,653
                                                                         --------
                                                                          $51,774
                                                                         ========

         Approximately 40% of the Company's total labor force is covered by collective bargaining agreements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

         In connection with Essex's 1988 acquisition of Essex Group, Inc., United Technologies Corporation ("UTC"), Essex's former parent, has indemnified Essex against all losses resulting from or in connection with damage or pollution to the environment and arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at February 29, 1988, known to UTC prior to February 29, 1988. The sites covered by the indemnity are handled directly by UTC and all payments required to be made are paid directly by UTC. UTC also provided an additional environmental indemnity which deals with liabilities related to environmental events, conditions or circumstances existing at or prior to February 29, 1988, which became known prior to February 28, 1993. As to such liabilities, the Company is responsible for the first $4.0 million incurred. The Company accrues for these costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

         The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2000, the Company had forward fixed price purchase commitments for 67.0 million copper pounds.

         Pursuant to the Premier Merger Agreement dated May 28, 1999, Alpine extended to Cookson certain customary warranties, representations and indemnities including certain indemnities related to environmental claims. Such indemnities are subject to an aggregate monetary limit and substantially all obligations under these warranties and representations expired on May 31, 2000.

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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.    RELATED PARTY TRANSACTIONS

         At December 31, 2000, Alpine has loaned certain officers $0.9 million relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%. During fiscal 1999, the Company agreed to forgive a $300,000 loan made by the Company in June 1987 to an executive of the Company to finance the exercise of certain stock options, with such forgiveness to occur over a four year period, subject to certain employment conditions.

18.    PREFERRED STOCK

         Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

         At December 31, 2000, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

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

         During fiscal 1998, 1,500 shares of 9% Senior Preferred Stock were converted into 189,873 shares of Common Stock.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    SUPERIOR TRUST CONVERTIBLE PREFERRED SECURITIES

         On March 31, 1999, Superior Trust I (the "Trust"), a trust in which Superior owns all the common equity interests, issued 3,332,254 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are Superior's 81/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate principal amount of $171,765,650, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014. Superior has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of Superior at the rate of 1.1496 shares of Superior's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Dividends on the Trust Convertible Preferred Securities are payable quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Security, plus accrued and unpaid dividends.

         The Trust Convertible Preferred Securities are not redeemable before April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed by Superior at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, Superior has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share price cash redemption of $52.975, plus accrued and unpaid dividends, if any, provided the average closing price of Superior's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate equals or exceeds $65.00 per share. Superior has reserved 3,830,759 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

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

         The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2000, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $23.3 million.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.    STOCKHOLDER RIGHTS AGREEMENT

         Under the Company's Stockholder Rights Plan ("the Plan"), a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $75.00, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons acquire, or commence a tender offer that would result in a person or group acquiring, beneficial ownership of 15% or more of the outstanding common shares. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of common stock of the Company or stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on February 17, 2009 at a redemption price of $0.01 per Right. At December 31, 2000, 200,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

21.    CHANGE IN YEAR END (UNAUDITED)

         The Company's unaudited results of operations for the eight months ended December 31, 1998 are summarized as follows:

                                                                         EIGHT MONTHS ENDED
                                                                         DECEMBER 31, 1998
                                                                         -----------------
                                                                           (IN THOUSANDS,
                                                                       EXCEPT PER SHARE DATA)
       Net sales.............................................                $488,279
       Gross profit..........................................                 102,995
       Provision for income taxes............................                  16,996
       Net income............................................                  13,049
       Net income per basic share of common stock............                   $0.78
                                                                                =====
       Net income per diluted share of common stock..........                   $0.70
                                                                                =====

22.    BUSINESS SEGMENTS AND FOREIGN OPERATIONS

         The Company's reportable segments are strategic businesses that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes (i) outside plant wire and cable for voice and data transmission in telecommunications networks and (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

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

                                                     YEAR          EIGHT MONTHS            YEAR ENDED
                                                    ENDED              ENDED               ----------
                                                 DECEMBER 31,      DECEMBER 31,      APRIL 30,     APRIL 30,
                                                     2000              1999             1999          1998
                                                     ----              ----             ----          ----
                                                                       (IN THOUSANDS)
     Net sales(a):
     Communications.........................     $   848,099         $   511,413     $   630,008     $518,459
     OEM....................................         613,382             390,892         247,909            -
     Electrical.............................         587,567             474,588         270,201            -
                                                 -----------         -----------     -----------     --------
                                                  $2,049,048          $1,376,893      $1,148,118     $518,459
                                                  ==========         ===========     ===========     ========

     Depreciation and amortization expense:
     Communications.........................         $20,240             $11,850         $12,336       $8,330
     OEM....................................           9,287               6,863           4,212            -
     Electrical.............................           7,560               4,432           2,844            -
     Corporate and other....................           5,218               3,625           1,386          160
     Amortization of goodwill...............          21,065              13,778           8,369        1,715
                                                     -------             -------         -------      -------
                                                     $63,370             $40,548         $29,147      $10,205
                                                     =======             =======         =======      =======

     Operating income (loss):
     Communications.........................        $120,071             $86,849        $114,751      $80,975
     OEM....................................          75,839              55,538          31,113            -
     Electrical.............................           6,797              24,714          17,502            -
     Corporate and other....................         (27,304)            (15,320)        (24,660)     (10,566)
     Infrequent and unusual charges.........         (14,961)             (4,660)         (7,282)           -
     Amortization of goodwill...............         (21,065)            (13,778)         (8,369)      (1,715)
                                                    --------            --------        --------      -------
                                                    $139,377            $133,343        $123,055      $68,694
                                                    ========            ========        ========      =======

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                     YEAR          EIGHT MONTHS            YEAR ENDED
                                                    ENDED              ENDED               ----------
                                                 DECEMBER 31,      DECEMBER 31,      APRIL 30,     APRIL 30,
                                                     2000              1999             1999          1998
                                                     ----              ----             ----          ----
                                                                      (IN THOUSANDS)
    Total assets:
    Communications.........................     $   539,987          $  510,537       $ 488,247     $230,700
    OEM....................................         295,930             274,103         248,293            -
    Electrical.............................         265,336             323,154         309,987            -
    Corporate and other....................         992,493           1,075,835       1,027,949       48,229
                                                -----------          ----------      ----------    ---------
                                                  2,093,746           2,183,629       2,074,476      278,929
    Discontinued operations................               -                   -          34,557       41,480
                                                -----------          ----------      ----------    ---------
                                                 $2,093,746          $2,183,629      $2,109,033     $320,409
                                                 ==========          ==========      ==========    =========

    Capital expenditures:
    Communications.........................         $33,552             $22,563         $23,072      $18,488
    OEM....................................          35,363              20,363           7,694            -
    Electrical.............................           6,564               6,851           7,564            -
    Corporate and other....................           2,964               7,293           5,571        1,020
                                                    -------             -------         -------      -------
                                                    $78,443             $57,070         $43,901      $19,508
                                                    =======             =======         =======      =======

-----------

(a) No customers accounted for more than 10% of net sales for the year ended December 31, 2000, for the eight months ended December 31, 1999 or in fiscal 1999. Five customers accounted for 19%, 19%, 17%, 16% and 13% of net sales in fiscal 1998.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

         The following provides information about domestic and foreign operations for the year ended December 31, 2000, the eight months ended December 31, 1999 and fiscal 1999 and 1998:

                                       YEAR          EIGHT MONTHS            YEAR ENDED
                                      ENDED              ENDED               ----------
                                   DECEMBER 31,      DECEMBER 31,      APRIL 30,     APRIL 30,
                                       2000              1999             1999          1998
                                       ----              ----             ----          ----
                                                        (IN THOUSANDS)

   Net sales:
   United States..............      $1,818,510         $1,225,973       $1,002,665        $473,879
   Canada.....................          48,664             23,801           43,757          44,580
   Israel.....................         139,363             95,944           83,368               -
   United Kingdom.............          42,511             31,175           18,328               -
                                    ----------         ----------       ----------        --------
                                    $2,049,048         $1,376,893       $1,148,118        $518,459
                                    ==========         ==========       ==========        ========

   Long-lived assets:
   United States..............        $394,215           $399,444         $422,197         $73,575
   Canada.....................          11,944             13,431           12,832          10,773
   Israel.....................          75,453             74,093           65,416               -
   United Kingdom.............          12,189             14,093            9,490               -
   Mexico.....................          46,881             14,702            1,642               -
                                    ----------         ----------       ----------        --------
                                      $540,682           $515,763         $511,577         $84,348
                                    ==========         ==========       ==========        ========

23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected unaudited quarterly data is presented below:

                                                                                         2000
                                                   ----------------------------------------------------------------------------
                                                                        QUARTER ENDED
                                                   -----------------------------------------------------------     YEAR ENDED
                                                   MARCH 31       JUNE 30       SEPTEMBER 30       DECEMBER 31     DECEMBER 31
                                                   --------       -------       ------------       -----------     ------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Net sales.............................      $497,896       $550,086         $507,223          $493,843        $2,049,048
       Gross profit..........................        85,622         98,695           80,325            75,486           340,128
       Operating income......................        34,208         49,077           30,184            25,908           139,377
       Net income (loss).....................      $   (130)      $  2,814         $ (3,031)         $(10,901)       $  (11,248)
                                                   ========       ========         ========          ========        ==========
       Net income (loss) per diluted share of
          common stock(a) ...................      $  (0.01)      $   0.18         $  (0.21)         $ (0.75)        $    (0.77)
                                                   ========       ========         ========          ========        ==========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                                           1999
                                                             ----------------------------------------------------------------
                                                                     QUARTER ENDED              TWO MONTHS       EIGHT MONTHS
                                                             ----------------------------          ENDED             ENDED
                                                             JULY 31           OCTOBER 31       DECEMBER 31       DECEMBER 31
                                                             -------           ----------       -----------       -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Net sales........................................          $517,433          $530,932            $328,528        $1,376,893
   Gross profit.....................................            96,599           101,117              56,578           254,294
   Operating income.................................            52,172            56,536              24,635           133,343
   Income from continuing operations................             6,012             5,665                 330            12,007
   Discontinued operations..........................                 -            35,369                   -            35,369
   Extraordinary (loss) on early extinguishment of
      debt..........................................              (836)                -                (154)             (990)
                                                            ----------         ---------         -----------       -----------
           Net income...............................        $    5,176           $41,034         $       176       $    46,386
                                                            ==========         =========         ===========       ===========

   Net income per diluted share of common stock:
      Income from continuing operations.............        $     0.34         $    0.32         $      0.02       $      0.68
      Discontinued operations.......................                -               2.17                  -               2.17
      Extraordinary (loss) on early extinguishment
         of debt....................................             (0.05)                -               (0.01)            (0.06)
                                                            ----------         ---------         -----------       -----------
           Net income per diluted share of common
              stock (a).............................        $     0.29         $    2.49         $      0.01       $      2.79
                                                            ==========         =========         ===========       ===========

                                                                                        FISCAL 1999
                                                          -------------------------------------------------------------------
                                                                              QUARTER ENDED
                                                          ------------------------------------------------------   YEAR ENDED
                                                          JULY 31      OCTOBER 31      JANUARY 31       APRIL 30    APRIL 30
                                                          -------      ----------      -----------     ---------    ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


  Net sales........................................       $157,751     $146,771        $327,872       $515,724     $1,148,118
  Gross profit.....................................         34,296       33,472          63,169        101,657        232,594
  Operating income.................................         23,874       23,923          22,920         52,338        123,055
  Income from continuing operations................          4,737        5,917           1,195          5,061         16,910
  Discontinued operations..........................          1,503         (209)           (170)        (3,831)        (2,707)
  Extraordinary (loss) on early extinguishment of
     debt..........................................              -            -            (634)             -           (634)
                                                        ----------    ---------     -----------     ----------    -----------
     Net income....................................     $    6,240    $   5,708     $       391     $    1,230    $    13,569
                                                        ==========    =========     ===========     ==========    ===========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                                        FISCAL 1999
                                                          -------------------------------------------------------------------
                                                                              QUARTER ENDED
                                                          ------------------------------------------------------   YEAR ENDED
                                                          JULY 31      OCTOBER 31      JANUARY 31       APRIL 30    APRIL 30
                                                          -------      ----------      -----------     ---------    ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Net income per diluted share of common stock:
         Income from continuing operations.............   $     0.24  $     0.31      $   0.07        $   0.29      $   0.91
         Discontinued operations.......................         0.08       (0.01)        (0.01)          (0.21)        (0.15)
         Extraordinary (loss) on early extinguishment
            of debt....................................            -           -         (0.04)              -         (0.04)
                                                          ----------  ----------      --------        --------      --------
              Net income per diluted share of common
                 stock (a).............................    $    0.32  $     0.30      $   0.02        $   0.08      $   0.72
                                                           =========  ==========      ========        ========      ========

-----------

(a) Net income per diluted share of common stock for the twelve month and the eight month periods is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarters may not equal the net income per share for the year ended December 31, 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999.

                                                                    SCHEDULE I

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      DECEMBER 31,      DECEMBER 31,      APRIL 30,
                                                                          2000              1999            1999
                                                                          ----              ----            ----
                                                         ASSETS
   Current assets:
   Cash and cash equivalents.....................................       $   9,551        $    5,237        $  17,253
   Restricted cash...............................................           7,739                 -                -
   Marketable securities.........................................               -             7,841           14,957
   Other current assets..........................................           1,193             3,937            4,586
                                                                       ----------        ----------       ----------
           Total current assets..................................          18,483            17,015           36,796
   Investment in consolidated subsidiaries.......................          58,873            60,399           88,017
   Property, plant and equipment, net............................           1,617             1,849            1,277
   Long-term investments and other assets........................          83,950           164,411           30,561
                                                                       ----------        ----------       ----------
           Total assets..........................................        $162,923          $243,674         $156,651
                                                                       ==========        ==========       ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Current portion of long-term debt..............................       $ 47,187        $       79       $       39
   Accounts payable...............................................             42                46              853
   Accrued expenses...............................................          7,296             9,030            6,409
   Advances and loans from subsidiaries...........................           (506)             (612)           4,272
                                                                       ----------         ---------        ---------
           Total current liabilities..............................         54,019             8,543           11,573
   Long-term debt, less current portion...........................         12,834            82,877           61,865
   Other long-term liabilities....................................         31,440            57,271           26,830
                                                                       ----------        ----------       ----------
           Total liabilities......................................         98,293           148,691          100,268
   Stockholders' equity:
   9% cumulative convertible preferred stock at liquidation value.            427               427              427
   Common stock, $.10 par value; authorized 25,000,000 shares;
      21,763,055, 21,663,041 and 20,096,479 shares issued at
      December 31, 2000 and 1999 and April 30, 1999, respectively.          2,176             2,166            2,009
   Capital in excess of par value.................................        162,912           158,268          138,860
   Accumulated other comprehensive income (deficit)...............        (18,910)              451           (5,222)
   Retained earnings (accumulated deficit)........................         15,762            27,056          (19,304)
                                                                       ----------        ----------       ----------
                                                                          162,367           188,368          116,770
   Shares of common stock in treasury, at cost; 8,050,646,
      7,418,534 and 4,923,932 shares at December 31, 2000 and
      1999, and April 30, 1999, respectively......................        (96,824)          (92,396)         (59,398)
   Receivable from stockholders...................................           (913)             (989)            (989)
                                                                       ----------        ----------       ----------
         Total stockholders' equity...............................         64,630            94,983           56,383
                                                                       ----------        ----------       ----------
           Total liabilities and stockholders' equity.............       $162,923          $243,674         $156,651
                                                                       ==========        ==========       ==========

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                             EIGHT MONTHS          YEAR ENDED
                                                                            YEAR ENDED          ENDED               APRIL 30,
                                                                            DECEMBER 31,      DECEMBER 31,          ---------
                                                                               2000              1999             1999        1998
                                                                               ----              ----             ----        ----
             Revenues:
                  Interest and dividend income...........................      $  5,893          $  3,461       $    316    $3,808
                  Intercompany interest..................................            39                26             39        37
                  Other income...........................................             -                 -         10,686        43
                                                                            -----------        ----------       --------   -------
                                                                                  5,932             3,487         11,041     3,888
                                                                            -----------        ----------       --------   -------
             Expenses:
                  General and administrative.............................         8,394             5,518          7,806     5,064
                  Interest expense.......................................         8,673             4,471          4,037     2,665
                  Loss on sale of securities.............................        10,545                 -              -         -
                                                                            -----------        ----------       --------   -------
                                                                                 27,612             9,989         11,843     7,729
                                                                            -----------        ----------       --------   -------
                  Loss before income taxes, equity in net income of
                    affiliates, equity in net income (loss) of
                    subsidiaries, income (loss) from discontinued
                    operations and extraordinary (loss) on early
                    extinguishments of debt..............................       (21,680)           (6,502)          (802)   (3,841)
             Benefit for income taxes....................................         9,806             2,503             73     1,435
                                                                            -----------        ----------       --------   -------
                                                                                (11,874)           (3,999)          (729)   (2,406)
              Equity in net income of affiliates.........................         1,706             2,196              -         -
              Equity in net income (loss) of subsidiaries, net...........        (1,080)           12,820         17,005    18,958
                                                                            -----------        ----------       --------   -------
                  Income (loss) from continuing operations before
                    extraordinary (loss).................................       (11,248)           11,017         16,276    16,552
             Income (loss) from discontinued operations..................             -            35,369         (2,707)     (194)
                                                                            -----------        ----------       --------   -------
                  Income (loss) before extraordinary (loss) .............       (11,248)           46,386         13,569    16,358
             Extraordinary (loss) on early extinguishment of debt........            -                  -              -    (1,075)
                                                                            -----------        ----------       --------   -------
                      Net income (loss)..................................      $(11,248)          $46,386        $13,569   $15,283
                                                                            ===========        ==========       ========   =======

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      EIGHT MONTHS            YEAR ENDED
                                                                    YEAR ENDED           ENDED                 APRIL 30,
                                                                    DECEMBER 31,       DECEMBER 31,            ---------
                                                                       2000               1999             1999          1998
                                                                       ----               ----             ----          ----
             Cash flows provided by (used for) operating
                 activities....................................       $(11,761)        $(27,954)           $7,600         $2,234
                                                                     ---------        ---------           -------      ---------
             Cash flows from investing activities:
                 Capital expenditures..........................           (104)            (791)             (311)        (1,020)
                 Proceeds from sale of marketable securities
                     and other investments.....................         50,799            7,619               715            135
                 Dividends received from subsidiaries, net of
                     tax.......................................              -                -             1,525            507
                 Investment in PolyVision Corporation..........              -           (2,000)           (5,000)             -
                 Restricted cash...............................         (7,739)               -                 -              -
                 Other.........................................              -                -              (740)           103
                                                                     ---------        ---------           -------      ---------
             Cash flows provided by (used for) investing
                activities.....................................         42,956            4,828            (3,811)          (275)
                                                                     ---------        ---------           -------      ---------
             Cash flows from financing activities:
                 Borrowings (repayments) under revolving credit
                     facility, net.............................        (22,898)          30,300            39,700              -
                 Long-term borrowings..........................              -              785                 -         10,665
                 Repayments of long-term borrowings............            (97)         (10,033)              (32)        (9,840)
                 Debt issuance costs...........................              -             (850)             (280)          (400)
                 Dividends on preferred stock..................            (46)             (25)              (39)           (69)
                 Proceeds from stock options exercised.........            595            1,195               333          2,618
                 Purchase of treasury shares...................         (5,051)         (16,330)          (32,508)       (14,760)
                 Other.........................................            616            6,068               486              7
                                                                     ---------        ---------           -------      ---------
             Cash flows provided by (used for) financing
                activities.....................................        (26,881)          11,110             7,660        (11,779)
                                                                     ---------        ---------           -------      ---------
             Net increase (decrease) in cash and cash
                equivalents....................................          4,314          (12,016)           11,449         (9,820)
             Cash and cash equivalents at beginning of year....
                                                                         5,237           17,253             5,804         15,624
                                                                     ---------        ---------           -------      ---------
             Cash and cash equivalents at end of year..........      $   9,551        $   5,237           $17,253      $   5,804
                                                                     =========        =========           =======      =========

             Supplemental cash flow disclosures:
                 Cash paid for interest........................     $    7,690        $   4,065          $  3,194      $   2,521
                                                                    ==========        =========          ========      =========

                 Cash paid (refunded) for income taxes, net....   $        (16)       $   8,450          $ (8,426)      $ (3,592)
                                                                  ============        =========          ========       ========

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)
                                   APPENDIX A

                                                                                DECEMBER 31,      DECEMBER 31,        APRIL 30,
                                                                                   2000              1999               1999
                                                                                   ----              ----               ----
                                                                                                 (IN THOUSANDS)
           Long-term debt consists of:
           12.25% Senior Secured Notes (due 2003, principal amount
              $12.2 million)................................................       $11,725          $11,665          $11,553
           Term loan (due 2001, interest at LIBOR plus 2.0%)................             -                -           10,000
           Revolving credit facility........................................        47,102           70,000           39,700
           Other............................................................         1,194            1,291              651
                                                                                  --------          -------          -------
                                                                                    60,021           82,956           61,904
           Less current portion.............................................        47,187               79               39
                                                                                  --------          -------          -------
                                                                                   $12,834          $82,877          $61,865
                                                                                  ========          =======          =======

         Minimum current maturities of long-term debt outstanding as of December 31, 2000 are as follows:

                                                                              AMOUNT
                                    FISCAL YEAR                               ------
                                    -----------                           (IN THOUSANDS)
        2001.......................................................           $47,187
        2002.......................................................                93
        2003.......................................................            11,829
        2004.......................................................               110
        2005.......................................................               118
        Thereafter.................................................               684
                                                                              -------
                                                                              $60,021
                                                                              =======

                                                                    SCHEDULE II

                      THE ALPINE GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         YEAR ENDED DECEMBER 31, 2000 AND
   THE EIGHT MONTHS ENDED DECEMBER 31, 1999, AND THE YEAR ENDED APRIL 30, 1999
                                  (IN THOUSANDS)

                                                                    ADDITIONS
                                                                    ---------
                                          BALANCE AT        CHARGED TO      CHARGED TO
                                         BEGINNING OF       COSTS AND          OTHER                                BALANCE AT
                DESCRIPTION                 PERIOD           EXPENSES         ACCOUNTS        DEDUCTIONS           END OF PERIOD
                -----------                 ------           --------         --------        ----------           -------------
      YEAR ENDED DECEMBER 31, 2000:
      Allowance for restructuring
         activities..................      $14,326            $2,085       $         -         $(14,085)(a)            $2,326
      Allowance for doubtful
         accounts....................        3,193             2,490                 -             (685)(b)             4,998
      EIGHT MONTHS ENDED DECEMBER
         31, 1999:
      Allowance for restructuring
         activities..................       31,115             1,321             6,231(c)       (24,341)(a)            14,326
      YEAR ENDED APRIL 30, 1999:
      Allowance for restructuring
         activities..................            -             2,881            33,088(c)        (4,854)(a)            31,115

-----------

(a)      Payments for restructuring liabilities

(b)      Write-offs net of recoveries

(c)      Accrued as a component of acquisition purchase price