Form 10-K/A
period 2000-12-31
ALPINE GROUP INC /DE/
filed 2001-04-30
CIK 4164

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



                         COMMISSION FILE NUMBER 1-9078

                            ------------------------


                             THE ALPINE GROUP, INC.



             (Exact name of registrant as specified in its charter)



               DELAWARE                                     22-1620387
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

             1790 BROADWAY
          NEW YORK, NEW YORK                                10019-1412
    (Address of principal executive                         (Zip code)
               offices)



        Registrant's telephone number, including area code 212-757-3333

                            ------------------------


          Securities registered pursuant to Section 12(b) of the Act:



                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                   ---------------------
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



    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /



    At April 16, 2001, the registrant had 13,776,146 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on such date was approximately $14,716,786 based on the closing price of $1.80 per share of such common stock on such date.



                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



DIRECTORS



    The Board of Directors of the Company consists of three classes of directors, with terms expiring in successive years. The terms of Messrs. Byers, Harrison and Janson expire in 2000, the terms of Messrs. Elbaum, Kanely and Schut expire in 2001, and the term of Mr. Jansing expires in 2002, and the directors serve until their successors are duly elected.



                                                    YEAR
                                                   FIRST
                                                  ELECTED
NAME                                     AGE      DIRECTOR   POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE
----                                   --------   --------   -------------------------------------------------------
Kenneth G. Byers, Jr.................     57        1993     President and sole shareholder of Byers Engineering
                                                             Company, a telecommunications technical services and
                                                             software firm, since 1971. A director of Superior
                                                             TeleCom.

Steven S. Elbaum.....................     52        1980     Chairman of the Board of Directors and Chief Executive
                                                             Officer of the Company since 1984. Chairman of the
                                                             Board of Directors and Chief Executive Officer of
                                                             Superior TeleCom Inc., a manufacturer of wire and cable
                                                             products and the Company's majority owned subsidiary
                                                             ("Superior TeleCom"), since 1996. Chairman of the Board
                                                             of Directors of Superior Cables Limited (formerly known
                                                             as Cables of Zion United Works, Ltd.), an Israel-based,
                                                             publicly traded wire and cable manufacturer and
                                                             Superior TeleCom's majority owned subsidiary, and
                                                             PolyVision Corporation, an information display company
                                                             ("PolyVision"). Chairman of the Board of Directors of
                                                             Spherion Corporation, a provider of value added
                                                             staffing and health care services; a director of
                                                             Vestaur Securities, Inc., an investment company.

Randolph Harrison....................     68        1980     Private investor and consultant to Poten & Partners,
                                                             Inc., an energy and shipping industry consulting firm.

John C. Jansing......................     75        1978     Private investor. A director of Vestaur
                                                             Securities, Inc. and 14 Lord Abbett mutual funds. A
                                                             director of Superior TeleCom.

Ernest C. Janson, Jr.................     78        1987     A partner with Coopers & Lybrand LLP, independent
                                                             public accountants, until his retirement in 1985.

James R. Kanely......................     59        1993     Private investor. A director of Superior TeleCom and
                                                             PolyVision.

Bragi F. Schut.......................     60        1983     Executive Vice President of the Company since 1986. A
                                                             director of Superior TeleCom, Superior Cables Limited
                                                             and PolyVision.

EXECUTIVE OFFICERS



    Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board of Directors.



NAME                                     AGE      POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE
----                                   --------   --------------------------------------------------------
Steven S. Elbaum.....................     52      Chairman of the Board of Directors and Chief Executive
                                                  Officer of the Company since 1984. Chairman of the Board
                                                  of Directors and Chief Executive Officer of Superior
                                                  TeleCom since 1996.

Bragi F. Schut.......................     60      Executive Vice President of the Company since 1986.

Stephen M. Johnson...................     52      Executive Vice President and Chief Operating Officer of
                                                  the Company since November 1995.

David S. Aldridge....................     46      Chief Financial Officer of the Company since November
                                                  1993 and Treasurer from January 1994 through April 2001.
                                                  Chief Financial Officer and Treasurer of Superior
                                                  TeleCom since 1996.

Stewart H. Wahrsager.................     51      Senior Vice President, General Counsel and Secretary of
                                                  the Company from January 1996 through April 2001 and
                                                  Secretary of Superior TeleCom since 1996.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2000, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements, except that each of Steven S. Elbaum, Bragi
F. Schut and David S. Aldridge failed to file on a timely basis two reports, and Stewart H. Wahrsager failed to file on a timely basis one report, required by
Section 16(a) of the Exchange Act relating to the disposition of shares to the Company to satisfy tax withholding obligations in respect of the exercise of certain options and vesting of certain restricted stock.



ITEM 11. EXECUTIVE COMPENSATION.



    The following table sets forth certain information during the year ended December 31, 2000, the eight months ended December 31, 1999 and the fiscal year ended April 30, 1999 with respect to compensation earned by or paid to the Company's Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE



                                                                                                LONG-TERM
                                                      ANNUAL COMPENSATION (1)              COMPENSATION AWARDS
                                              ----------------------------------------   ------------------------
                                    FISCAL                               OTHER ANNUAL    RESTRICTED       OPTION
NAME AND PRINCIPAL POSITION          YEAR      SALARY       BONUS (3)    COMPENSATION      STOCK          SHARES    OTHER (9)
---------------------------        --------   --------      ----------   -------------   ----------      --------   ---------
Steven S. Elbaum.................  2000       $598,000(2)                  $ 75,060(4)                               $28,884
  Chairman and Chief                1999 +     431,250(2)   $  467,500       75,060(4)   $  528,750(7)   593,111(8)   25,484
  Executive Officer                 1999       555,000(2)    1,160,000      150,013(5)    1,449,501(7)   523,960(8)   34,014

Bragi F. Schut...................  2000       $299,000      $  175,000                                               $45,319
  Executive Vice President          1999 +     217,500         221,000                   $  222,750(7)   203,560(8)   22,362
                                    1999       278,000         468,000                      507,502(7)   229,420(8)   56,554

Stephen M. Johnson...............  2000       $329,664                                                               $19,659
  Executive Vice President and      1999 +     222,048      $  393,000                   $   90,750(7)    69,082(8)   17,183
  Chief Operating Officer           1999       321,000         121,000                                    88,000      18,816

David S. Aldridge................  2000       $266,731      $  150,000     $ 15,200(6)                               $30,739
  Chief Financial Officer           1999 +     180,000         178,500       16,133(6)   $  180,250(7)   111,276(8)   20,299
                                    1999       245,000         409,000       43,658(5)      397,498(7)   177,300(8)   29,581

Stewart H. Wahrsager.............  2000       $205,386      $   75,000                                               $27,040
  Senior Vice President,            1999 +     138,462          93,500                   $  112,750(7)    63,821(8)   17,774
  General Counsel and               1999       183,000         144,000                      174,745(7)    93,150(8)   17,658
  Secretary


------------------------


+   Denotes the eight-month period ended December 31, 1999



(1) The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10 percent of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.



(2) Does not include salary of $175,000, $116,667 and $175,000 paid to Mr. Elbaum by Superior TeleCom during the year ended December 31, 2000, the eight months ended December 31, 1999 and the fiscal year ended April 30, 1999, respectively, under his employment agreement with such entity. See "Item 13. Certain Relationships and Related Transactions."



(3) Includes payments made pursuant to the annual cash incentive bonus program of the Company and discretionary cash bonuses awarded by the Executive Compensation and Organization Committee (the "Compensation Committee"). Included also are deferrals of $300,000 and $125,000 for Messrs. Elbaum and Schut, respectively, made during fiscal 1999 to the Company's Deferred Cash Account Plan. Mr. Johnson's bonus for the eight months ended December 31, 1999 includes a discretionary bonus paid to Mr. Johnson in January 2000 in relation to the sale by the Company during 1999 of its former Premier Refractories International Inc. subsidiary.



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



(7) Based on the closing prices of $8.75, $8.9375, $10.0625 and $10.25 of the common stock, par value $.10 per share, of the Company ("Alpine Common Stock") on April 19, 2000, April 24, 2000, March 18, 1999 and March 23, 1999, respectively, the dates on which the restricted stock grants were made by the Company. The shares of restricted stock granted on April 24, 2000 and

    March 18, 1999 represent a portion of each of the executive officer's discretionary annual bonus (40 percent for Mr. Elbaum and 30 percent for each of Messrs. Schut, Johnson, Aldridge and Wahrsager) which in the past had been paid in cash, and which the Compensation Committee automatically deferred to the Company's Deferred Stock Account Plan; such restricted stock vests on the second anniversary of the date of grant and will be distributed from the Deferred Stock Account Plan at such time unless a longer deferral period is elected by the executive officer in accordance with the terms of the plan. With respect to each of these grants, Messrs. Elbaum, Schut and Johnson elected a five year deferral period and Messrs. Aldridge and Wahrsager elected a three year deferral period. The shares of restricted stock granted on April 19, 2000 and March 23, 1999, which were awarded by the Compensation Committee pursuant to the long-term incentive award component of the Company's senior executive compensation program, vest in equal installments on each of the first, second and third anniversaries of the date of grant.



    The following table presents the number of shares of restricted stock awarded to the executive officers named above on each of April 19, 2000, April 24, 2000, March 18, 1999 and March 23, 1999, the total number of shares of restricted stock granted to such officers as of December 29, 2000 and the aggregate value of such restricted stock, based on the closing price of $2.188 of the Alpine Common Stock on December 29, 2000.



                                                                                       TOTAL SHARES OF
                                                                                       RESTRICTED STOCK   AGGREGATE VALUE OF
                                                                                        GRANTED AS OF      RESTRICTED STOCK
                                   APRIL 19,    APRIL 24,    MARCH 18,    MARCH 23,      DECEMBER 29,     AS OF DECEMBER 29,
NAME                                  2000         2000         1999         1999            2000                2000
----                               ----------   ----------   ----------   ----------   ----------------   ------------------
Steven S. Elbaum.................    51,000        9,231       76,820       66,000         203,051             $444,276
Bragi F. Schut...................    21,000        4,364       19,876       30,000          75,240              164,625
Stephen M. Johnson...............     9,000        1,343           --           --          10,343               22,630
David S. Aldridge................    17,000        3,524       17,093       22,000          59,617              130,442
Stewart H. Wahrsager.............    11,000        1,846        6,161       11,000          30,007               65,655



(8) Includes options to purchase Alpine Common Stock, including, in respect of the eight months ended December 31, 1999, grants of reload options under The Alpine Group, Inc. 1999 Stock Option Reload Program. Also includes options to purchase from the Company issued and outstanding shares of common stock, par value $.01 per share, of Superior TeleCom ("Superior Common Stock") and common stock, par value $.001 per share, of PolyVision ("PolyVision Common Stock") that are owned by the Company. The number of shares of Superior Common Stock and PolyVision Common Stock underlying the options to purchase such shares from the Company is set forth in the following table:



                                                                    NUMBER OF SHARES
                                            NUMBER OF SHARES       UNDERLYING OPTIONS
                                           UNDERLYING OPTIONS          TO PURCHASE
                                          TO PURCHASE SUPERIOR         POLYVISION
                                              COMMON STOCK            COMMON STOCK
                                          ---------------------   ---------------------
                                          APRIL 19,   MARCH 23,   APRIL 19,   MARCH 23,
NAME                                        2000        1999        2000        1999
----                                      ---------   ---------   ---------   ---------
Steven S. Elbaum........................   32,000      32,960      67,000      105,000
Bragi F. Schut..........................   13,000      14,420      27,000       47,000
Stephen M. Johnson......................    6,000          --      12,000           --
David S. Aldridge.......................   11,000      10,300      22,000       34,000
Stewart H. Wahrsager....................    7,000       5,150      14,000       17,000



    The options to purchase Superior Common Stock and PolyVision Common Stock expire on the tenth anniversary of the date of grant. One-third of each of these options becomes exercisable on each of the first, second and third anniversaries of the date of grant at an exercise price of $12.9375 with respect to the April 19, 2000 grant and $17.84 with respect to the March 23, 1999 grant for the Superior Common Stock and $2.375 with respect to the April 19, 2000 grant and $2.625 with respect to the March 23, 1999 grant for the PolyVision Common Stock.



(9) The amounts set forth include (i) matching contributions made by the Company under defined contribution plans of its subsidiaries, (ii) $13,342 accrued under an unfunded, nonqualified defined benefit plan for the payment of future annuities to Mr. Aldridge, (iii) with respect to Mr. Schut, $23,344 representing the net present value of the vested portion of an annuity the Company has agreed to pay in 15 equal annual installments of $18,900 of which the Company paid Mr. Schut the first installment during 2000,
    (iv) medical reimbursement, (v) automobile allowance and (vi) group term life insurance.



            STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2000



                                                                                     POTENTIAL REALIZABLE VALUE
                                 NUMBER OF     % OF TOTAL                             (AT ASSUMED ANNUAL RATES
                                 SECURITIES     OPTIONS                              OF STOCK PRICE APPRECIATION
                                 UNDERLYING    GRANTED TO    EXERCISE                     FOR OPTION TERM)
                                  OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION   ---------------------------
NAME                             GRANTED(1)       2000        ($/SH)       DATE          5%             10%
----                             ----------   ------------   --------   ----------   -----------   -------------
Steven S. Elbaum...............   160,000         32.4%       $8.750     04/19/10     $880,452      $2,231,239
Bragi F. Schut.................    65,000         13.2%       $8.750     04/19/10      357,684         906,411
Stephen M. Johnson.............    29,000          5.9%       $8.750     04/19/10      159,582         404,412
David S. Aldridge..............    53,000         10.7%       $8.750     04/19/10      291,650         739,098
Stewart H. Wahrsager...........    34,000          6.9%       $8.750     04/19/10      187,096         474,138


------------------------


(1) Granted with respect to the eight month period ended December 31, 1999.



             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES



    The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2000 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2000:



                                                            NUMBER OF SHARES
                                                               UNDERLYING            VALUE OF UNEXERCISED IN-THE-
                            EXERCISED DURING 2000          UNEXERCISED OPTIONS             MONEY OPTIONS (1)
                          --------------------------   ---------------------------   -----------------------------
                          SHARES ACQUIRED    VALUE
NAME                        ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                      ---------------   --------   -----------   -------------   ------------   --------------
Steven S. Elbaum........           --            --      577,677        357,334              --              --
Bragi F. Schut..........           --            --      222,844        152,000              --              --
Stephen M. Johnson......           --            --      258,055         58,334              --              --
David S. Aldridge.......           --            --      289,814        119,667              --              --
Stewart H. Wahrsager....           --            --       95,320         69,001              --              --


------------------------


(1) Based upon the closing price of $2.188 of the Alpine Common Stock on December 29, 2000.

                               PENSION PLAN TABLE



                                                             YEARS OF SERVICE
                                                            -------------------
REMUNERATION                                                   15         20
------------                                                --------   --------
125,000...................................................   28,419     44,044

150,000...................................................   37,794     56,544

175,000...................................................   47,169     69,044

200,000...................................................   56,544     81,544

225,000...................................................   65,919     94,044

250,000...................................................   75,294    106,544

300,000...................................................   94,044    131,544

400,000...................................................  131,544    181,544

450,000...................................................  150,294    206,544

500,000...................................................  169,044    231,544



    Each executive officer is a participant in a Senior Executive Retirement Plan ("SERP"). The SERP is an unfunded defined benefit plan. Subject to vesting, each participant will be entitled to an annual retirement benefit upon reaching age 65 equal to 2.5% times his years of credited service (up to a maximum of 20 years), multiplied by his highest average cash compensation during any three consecutive years during the final five years of his employment, less primary social security benefits and certain other retirement benefits paid by the Company and other employers. As of December 31, 2000, the estimated years of credited service for each of the above-named executive officers were as follows:
Steven S. Elbaum, 21 years; Bragi F. Schut, 18 years; Stephen M. Johnson,
12 years; David S. Aldridge, 17 years; and Stewart H. Wahrsager, 10 years.



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



    Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant. Awards of restricted stock and stock options under the Stock Compensation Plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of grant; (ii) a non-employee director's death; and (iii) a change in control of the Company, as defined in the Stock Compensation Plan.



EMPLOYMENT AGREEMENTS



    The Company has employment agreements with each of its executive officers, except as described below. Pursuant to these agreements, for the fiscal year ended December 31, 2000, Mr. Elbaum served as Chairman of the Board and Chief Executive Officer at a base salary of $575,000, Mr. Johnson served as Executive Vice President and Chief Operating Officer at a base salary of $321,000, Mr. Schut served as Executive Vice President at a base salary of $290,000, Mr. Aldridge served as Chief Financial Officer at a base salary of $260,000 and Mr. Wahrsager served as Senior Vice President, General Counsel and Secretary at a base salary of $208,000. The agreements also provided for annual performance-based bonuses, participation in a performance-based, long-term incentive stock option award program and certain other benefits, including medical, dental and other insurance benefits. The agreements with Messrs. Elbaum and Schut also provide that they will serve on the Board of Directors of the Company, and Mr. Schut's agreement provides for the annuity described in footnote 10 to the Summary Compensation Table.



    Each employment agreement is for a term ending upon the occurrence of any of the following events: (i) notification by the executive or the Company to the other that he or it desires to terminate the employment agreement; (ii) death or disability of the executive; (iii) termination by the Company without "cause" or for "cause"; or (iv) termination by the executive for "good reason". Generally, if an executive terminates his employment for "good reason" or the Company terminates his employment without cause, the executive is entitled to receive a severance payment equal to one to one and one-half times his annual salary and bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of the Company, each executive is entitled to varying benefits described in his employment agreement.



    Recognizing that the Company's operations currently are conducted primarily through its holdings in Superior TeleCom and its other investments, the Company recently reduced its staff. Those personnel who were primarily involved in providing services to Superior TeleCom, including Mr. Aldridge and Mr. Wahrsager, joined Superior TeleCom as of January 1, 2001. At that time,
Mr. Elbaum's roles at the Company and Superior TeleCom were restructured to reflect the change in management needs at the two companies. In connection with this effort, in April 2001, the Company entered into agreements with Messrs. Elbaum, Aldridge and Wahrsager.



    The agreement with Mr. Elbaum reflects the Company's request that he shift his time and focus to a substantially full time commitment to the office of Chief Executive Officer of Superior TeleCom. Mr. Elbaum will continue to serve as the Chairman and Chief Executive Officer of the Company, at an annual base salary of $175,000 plus certain additional benefits. The Company agreed to relinquish certain rights under the split-dollar insurance arrangement with Mr. Elbaum and, as described under "Certain Relationships and Related Transactions," to forgive certain outstanding indebtedness.



    Each of the agreements with Messrs. Aldridge and Wahrsager acknowledges and sets forth the terms with regard to his ceasing to be an employee of the Company. Mr. Aldridge will continue to serve as the Chief Financial Officer of the Company, at an annual fee of $50,000, and the Company agreed to continue to honor its assumption of all obligations under the Superior TeleTec Inc. Supplemental Retirement Plan. Except for continued service as Secretary of the Company, Mr. Wahrsager resigned his position as an officer of the Company.



    In the event that any of Messrs. Elbaum, Aldridge or Wahrsager terminates his employment with Superior TeleCom for "good reason" or if he is terminated by Superior TeleCom for any reason other than for "cause" prior to January 1, 2004, then such executive will again be employed by the Company in accordance with the terms of the employment agreement in effect on December 31, 2000.

    Mr. Johnson's employment will be terminated pursuant to the terms of his employment agreement effective not later than as of May 11, 2001.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



    Randolph Harrison, John C. Jansing and Ernest C. Janson, Jr. served on the Compensation Committee during the year ended December 31, 2000. There were no compensation committee interlocks or insider (employee) participation during such period.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



    As of April 16, 2001, there were issued and outstanding 13,776,146 shares of Alpine Common Stock and 20,584,726 shares of Superior Common Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Superior Common Stock beneficially owned by
(i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly filed documents with the Securities and Exchange Commission. All references herein to shares of Superior Common Stock and to per share information relating to Superior Common Stock have been adjusted to reflect a five-for-four stock split effected by Superior TeleCom on February 2, 1998 and again on February 3, 1999 and a 3% stock dividend issued by Superior TeleCom on February 11, 2000.



                                                      ALPINE COMMON STOCK        SUPERIOR COMMON STOCK
                                                   -------------------------   --------------------------
                                                   NUMBER OF      PERCENT OF   NUMBER OF       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)            SHARES          CLASS        SHARES          CLASS
----------------------------------------           ---------      ----------   ----------      ----------
Steven S. Elbaum.................................  2,953,057(2)      20.4%     10,566,594(14)     51.3%

Alexandra Investment Management, LLC.............  2,050,791(3)      14.9              --           --
  237 Park Avenue
  Ninth Floor
  New York, NY 10017

Morgan Stanley Dean Witter & Co..................    928,156(4)       6.7              --           --
  1585 Broadway
  New York, NY 10036

Bragi F. Schut...................................    868,573(5)       6.2          20,145(15)        *

Kenneth G. Byers, Jr.............................    526,202(6)       3.8              --           --

David S. Aldridge................................    519,619(7)       3.7          10,533(16)        *

Stephen M. Johnson...............................    330,525(8)       2.4          54,818(16)        *

John C. Jansing..................................    217,009(9)       1.6              --           --

James R. Kanely..................................    200,025(10)      1.4              --           --

Stewart H. Wahrsager.............................    169,796(11)      1.2           5,767(16)        *

Randolph Harrison................................     57,161(12)        *              --           --

Ernest C. Janson, Jr.............................     26,000            *              --           --

All directors and executive officers s a group...  5,600,164(13)     40.7      10,657,857(17)     51.5


------------------------


*   Less than one percent

(1) Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., 1790 Broadway, New York, New York 10019-1412.



(2) Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership,
    (ii) 699,677 shares issuable upon exercise of certain stock options and
    (iii) 213,179 shares of restricted stock. Also, (A) 86,051 shares of such restricted stock and 579,974 shares received upon exercise of certain stock options have been credited to Mr. Elbaum's account under the Company's Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board of Directors of the Company, and (B) 71,128 shares of such restricted stock and 225,809 shares received upon exercise of certain stock options have been credited to the accounts of certain other officers and employees of the Company under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.



(3) Based upon information provided to the Company by Alexandra Investment Management, LLC. In addition, Mikhail A. Filimonov and Dimitri Sogoloff, principals of Alexandra Investment Management, LLC, may be deemed to be the beneficial owners of such shares by reason of their power to direct the voting and disposition of such shares.



(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 31, 2001. Morgan Stanley Dean Witter & Co. has shared voting and dispositive power with respect to 928,156 of such shares and Morgan
    Stanley & Co. International Limited has shared voting and dispositive power with respect to 927,400 of such shares.



(5) Includes (i) 12,350 shares owned by Mr. Schut's wife, as to which shares
    Mr. Schut disclaims beneficial ownership, (ii) 275,510 shares issuable upon exercise of certain stock options and (iii) 48,240 shares of restricted stock. An aggregate of 24,240 shares of such restricted stock and 147,549 shares received upon exercise of certain stock options have been credited to Mr. Schut's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.



(6) Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder.



(7) Includes (i) 4,042 shares held in the Superior Telecommunications Inc. 401(k) Plan, (ii) 329,813 shares issuable upon exercise of certain stock options and (iii) 39,283 shares of restricted stock. An aggregate of 20,617 shares of such restricted stock and 30,824 shares received upon exercise of certain stock options have been credited to Mr. Aldridge's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.



(8) Includes 267,721 shares issuable upon exercise of certain stock options and 7,343 shares of restricted stock. An aggregate of 1,343 shares of such restricted stock and 22,461 shares received upon exercise of certain stock options have been credited to Mr. Johnson's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.



(9) Includes 30,503 shares issuable upon exercise of certain stock options and 15,173 shares of restricted stock.



(10) Includes (i) 122,011 shares issuable upon exercise of certain stock options, (ii) 6,260 shares held in the Superior Telecommunications Inc. 401(k) Plan and (iii) 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.



(11) Includes 117,986 shares issuable upon exercise of certain stock options and 19,008 shares of restricted stock. An aggregate of 8,007 shares of such restricted stock and 12,762 shares received upon exercise of certain stock options have been credited to Mr. Wahrsager's account under the

    Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.



(12) Includes 1,284 shares of restricted stock.



(13) Includes (i) 1,843,221 shares issuable upon exercise of certain stock options, (ii) 289,303 shares of restricted stock and (iii) 13,750 shares as to which the officers and directors disclaim beneficial ownership.



(14) Includes 10,460,371 shares of Superior Common Stock owned by the Company. Mr. Elbaum may be deemed to be the beneficial owner of such shares by virtue of his position as Chairman of the Board and Chief Executive Officer of the Company and his beneficial ownership of 20.4% of the issued and outstanding shares of Alpine Common Stock. Also includes (i) options to purchase 32,641 shares of Superior Common Stock owned by the Company, which options were granted to Mr. Elbaum as an employee of the Company, and (ii) 73,582 shares of restricted stock credited to the accounts of certain other officers and employees of Superior TeleCom under Superior TeleCom's Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.



(15) Includes (i) options to purchase 13,947 shares of Superior Common Stock owned by the Company, which options were granted to Mr. Schut as an employee of the Company, (ii) 3,324 shares of restricted stock and (iii) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware statutory business trust in which Superior TeleCom owns all the common equity interests.



(16) Shares issuable upon exercise of certain stock options, including, in the case of Messrs. Aldridge, Johnson and Wahrsager, options to purchase 10,533 shares, 2000 shares and 5,767 shares, respectively, of Superior Common Stock owned by the Company, which options were granted to them as employees of the Company.



(17) Includes (i) 10,460,371 shares of Superior Common Stock owned by the Company, (ii) 117,706 shares issuable upon exercise of certain options, including options to purchase 64,888 shares of Superior Common Stock owned by the Company, (iii) 76,906 shares of restricted stock and (iv) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I.



    In addition, there are issued and outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock, par value $1.00 per share, of the Company, all of which are held by Patrick W. Allender, 5 Holly Leaf Court, Bethesda, Maryland 20817.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



    On October 2, 1996, in connection with the Company's contribution of the capital stock of Superior Telecommunications Inc. and DNE Systems, Inc. to Superior TeleCom, the Company entered into an agreement (as amended and extended to date, the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, the Company provides management and other services to Superior TeleCom. In exchange for such services, Superior TeleCom pays the Company a per annum fee plus reimbursement of costs and expenses incurred in connection with the Company's provision of such services. The term of the Services Agreement expires on December 31, 2001. Effective September 1, 2000 and continuing through December 31, 2001, the per annum fee was increased from $2.7 million to $5.0 million. From September 1, 2000 through August 31, 2001, the fee is payable semi-annually in advance, and from September 1, 2001 through December 31, 2001, the fee is payable in advance. Such annual fee is estimated to reflect commercially reasonable costs for the services provided. The semi-annual installment of the Services Agreement fee due March 1, 2001 has not yet been paid by Superior TeleCom to the Company.

    Effective as of January 1, 2001, Superior TeleCom entered into an amended and restated employment agreement with Mr. Elbaum, as Chairman and Chief Executive Officer, and employment agreements with Messrs. Aldridge and Wahrsager as Senior Vice President and Chief Financial Officer and Senior Vice President, Corporate Secretary and General Counsel, respectively. Messrs. Elbaum, Aldridge and Wahrsager are entitled to an annual base salary of $725,000, $290,000 and $226,000, respectively, as adjusted annually for increases in the consumer price index, and an annual fiscal year bonus based on Superior TeleCom's incentive plan for senior management, plus other benefits, including incentive, savings and retirement plans, fringe benefits and medical, dental and other insurance benefits. The employment agreements contain customary terms and provisions with respect to termination and other matters.



    Pursuant to their employment agreements with the Company, Steven S. Elbaum, Stephen M. Johnson, Executive Vice President and Chief Operating Officer of the Company, Bragi F. Schut, Executive Vice President of the Company, and Stewart H. Wahrsager, Senior Vice President, General Counsel and Secretary of the Company, were loaned by the Company approximately $398,000, $188,600, $105,000 and $71,000, respectively, in respect of the tax consequences of certain restricted stock awards. The indebtedness, which was outstanding as of April 1, 2001, bears interest at the annual rate of 5.87%.



    As of July 15, 1998, the Compensation Committee determined that a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to Steven S. Elbaum to finance Mr. Elbaum's exercise of certain stock options would be forgiven over a period of four years, provided that if Mr. Elbaum voluntarily ceases his employment with the Company at any time during such period, the then outstanding balance of the loan and interest thereon would be immediately due and payable. In addition, as of April 1, 2001, Mr. Elbaum owed the Company approximately $14,000, which indebtedness bears interest at the prime rate.



    Pursuant to the terms of an agreement entered into between the Company and Mr. Elbaum, and in connection with the modification of his employment agreement with the Company as described in "Employment Agreements" above, the Company agreed that, so long as Mr. Elbaum continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, the indebtedness in respect of certain restricted stock awards and in respect of certain stock option exercises (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2001. The Company also agreed that so long as Mr. Wahrsager continues to serve as an officer of the Company, Superior TeleCom or any affiliate, the indebtedness in respect of certain restricted stock awards would be forgiven over a period of 10 years commencing on January 1, 2001. Notwithstanding the foregoing, in the event that Mr. Elbaum's or Mr. Wahrsager's status as an officer or director of the Company, Superior TeleCom or any affiliate is terminated without cause during the aforesaid 10-year period, the entire remaining balances of such indebtedness would then automatically be forgiven. The Company also agreed to immediately forgive any remaining balance on the $14,000 loan (plus accrued interest) to Mr. Elbaum. Messrs. Elbaum and Wahrsager will pay all taxes relating to any cancellation of indebtedness income arising out of the forgiveness of the aforementioned loans.



    The Company has a consulting agreement with James R. Kanely, a current director and a former officer of the Company, which provides for the payment to Mr. Kanely of a $10,000 per month consulting fee until October 31, 2000, which date has been extended by mutual agreement until April 30, 2001. The consulting agreement also provides that Mr. Kanely is entitled to (i) receive health and medical benefits, (ii) continue participation under a supplemental executive retirement plan maintained by a subsidiary of Superior TeleCom and
(iii) receive an annuity of $34,700 per year for 15 years, commencing in 2001, all substantially in accordance with the terms of his former employment agreement with the Company.

    The Company invests in an investment fund for which Mikhail A. Filimonov, a principal of Alexandra Investment Management, LLC ("AIML"), acts as investment advisor. AIML beneficially owns in excess of 5% of Alpine Common Stock. During the year ended December 31, 2000, the Company paid fees of $258,395 to AIML for investment advisory services in respect of such fund.



    The Company owns one-eighth of an interest in two aircraft pursuant to an arrangement with Raytheon Travel Air Company. For the year ended December 31, 2000, Superior TeleCom paid to the Company $76,920 in maintenance fees and $84,928 in usage fees, which amounts represent the maintenance and usage fees allocable to Superior TeleCom's usage of the aircraft.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: April 30, 2001



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



                                                       Chairman of the Board and
                /s/ STEVEN S. ELBAUM                     Chief Executive Officer
     -------------------------------------------         (principal executive         April 30, 2001
                  Steven S. Elbaum                       officer)

                                                       Chief Financial Officer and
                /s/ DAVID S. ALDRIDGE                    Treasurer (principal
     -------------------------------------------         financial and accounting     April 30, 2001
                  David S. Aldridge                      officer)

              /s/ KENNETH G. BYERS, JR.
     -------------------------------------------       Director                       April 30, 2001
                Kenneth G. Byers, Jr.

                /s/ RANDOLPH HARRISON
     -------------------------------------------       Director                       April 30, 2001
                  Randolph Harrison

                 /s/ JOHN C. JANSING
     -------------------------------------------       Director                       April 30, 2001
                   John C. Jansing

              /s/ ERNEST C. JANSON, JR.
     -------------------------------------------       Director                       April 30, 2001
                Ernest C. Janson, Jr.

                 /s/ JAMES R. KANELY
     -------------------------------------------       Director                       April 30, 2001
                   James R. Kanely

                 /s/ BRAGI F. SCHUT
     -------------------------------------------       Director                       April 30, 2001
                   Bragi F. Schut