Form 10-Q
period 2001-03-31
ALPINE GROUP INC /DE/
filed 2001-05-15
CIK 4164

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS              OUTSTANDING AT MAY 8, 2001
----------------------------  ---------------------------
Common Stock, $.10 Par Value         13,821,811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   12,127     $   22,553
  Restricted cash...........................................       1,101          7,739
  Accounts receivable (less allowance for doubtful accounts
    of $4,962 and $4,998 at March 31, 2001 and December 31,
    2000, respectively).....................................     282,193        280,411
  Inventories...............................................     284,960        261,859
  Other current assets......................................      41,082         40,605
                                                              ----------     ----------
    Total current assets....................................     621,463        613,167
Property, plant and equipment, net..........................     533,691        540,682
Long-term investments and other assets......................     146,574        164,537
Goodwill (less accumulated amortization of $54,670 and
  $49,462 at March 31, 2001 and December 31, 2000,
  respectively).............................................     769,676        775,360
                                                              ----------     ----------
    Total assets............................................  $2,071,404     $2,093,746
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  152,533     $  160,000
  Current portion of long-term debt.........................     143,137        163,994
  Accounts payable..........................................     168,013        143,969
  Accrued expenses..........................................      87,010        104,577
                                                              ----------     ----------
    Total current liabilities...............................     550,693        572,540
Long-term debt, less current portion........................   1,137,025      1,120,391
Minority interest in subsidiaries...........................      56,479         60,204
Other long-term liabilities.................................     136,487        141,040
                                                              ----------     ----------
    Total liabilities.......................................   1,880,684      1,894,175
                                                              ----------     ----------
Subsidiary-obligated Mandatorily Redeemable Trust
  Convertible Preferred Securities of Superior Trust I
  holding solely convertible debentures of Superior, net of
  discount..................................................     135,204        134,941
Commitments and contingencies
Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation
    value                                                            427            427
  Common stock, $.10 par value; 25,000,000 shares
    authorized; (21,807,327 shares and 21,763,055 shares
    issued at March 31, 2001 and December 31, 2000,
    respectively)...........................................       2,181          2,176
  Capital in excess of par value............................     163,426        162,912
  Accumulated other comprehensive deficit...................     (23,145)       (18,910)
  Retained earnings.........................................       9,896         15,762
                                                              ----------     ----------
                                                                 152,785        162,367
  Treasury stock, at cost (8,070,413 shares and 8,050,646
    shares at March 31, 2001 and December 31, 2000,
    respectively)...........................................     (96,375)       (96,824)
  Receivable from stockholders..............................        (894)          (913)
                                                              ----------     ----------
    Total stockholders' equity..............................      55,516         64,630
                                                              ----------     ----------
      Total liabilities and stockholders' equity............  $2,071,404     $2,093,746
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net sales...................................................  $478,316   $497,896
Cost of goods sold..........................................   400,737    412,274
                                                              --------   --------
  Gross profit..............................................    77,579     85,622
Selling, general and administrative expenses................    39,670     40,326
Amortization of goodwill....................................     5,291      5,232
Infrequent and unusual charges..............................       823      5,856
                                                              --------   --------
  Operating income..........................................    31,795     34,208
Interest expense............................................   (33,765)   (33,296)
Loss on sale of securities..................................    (3,342)        --
Other income, net...........................................       903      4,261
                                                              --------   --------
  Income (loss) before income taxes, distributions on
    preferred securities of subsidiary trust, minority
    interest and equity in earnings of affiliate............    (4,409)     5,173
Benefit (provision) for income taxes........................       882     (2,558)
                                                              --------   --------
  Income (loss) before distributions on preferred securities of subsidiary trust, minority interest and equity in
    earnings of affiliate...................................    (3,527)     2,615
Distributions on preferred securities of subsidiary trust...    (3,804)    (3,762)
                                                              --------   --------
  Loss before minority interest and equity in earnings of
    affiliate...............................................    (7,331)    (1,147)
Minority interest in losses of subsidiaries.................     2,321        635
Equity in earnings (losses) of affiliate....................      (847)       382
                                                              --------   --------
  Net loss..................................................    (5,857)      (130)
Preferred stock dividends...................................        (9)       (10)
                                                              --------   --------
  Net loss applicable to common stock.......................  $ (5,866)  $   (140)
                                                              ========   ========
Net loss per share of common stock:
  Basic.....................................................  $  (0.40)  $  (0.01)
                                                              ========   ========
  Diluted...................................................  $  (0.40)  $  (0.01)
                                                              ========   ========
Weighted average shares outstanding:
  Basic.....................................................    14,498     15,008
                                                              ========   ========
  Diluted...................................................    14,498     15,008
                                                              ========   ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                  MARCH 31, 2001
                                                              ----------------------
                                                                SHARES       AMOUNT
                                                              -----------   --------
9% cumulative convertible preferred stock:
  Balance at beginning of period............................          427   $    427
                                                              -----------   --------
    Balance at end of period................................          427        427
                                                              -----------   --------
Common stock:
  Balance at beginning of period............................   21,763,055      2,176
  Employee stock purchase plan..............................       38,447          4
  Stock grants..............................................        5,825          1
                                                              -----------   --------
    Balance at end of period................................   21,807,327      2,181
                                                              -----------   --------
Capital in excess of par value:
  Balance at beginning of period............................                 162,912
  Effect of subsidiaries' equity transactions...............                     344
  Employee stock purchase plan..............................                      68
  Stock grants..............................................                     102
                                                                            --------
    Balance at end of period................................                 163,426
                                                                            --------
Accumulated other comprehensive deficit:
  Balance at beginning of period............................                 (18,910)
  Foreign currency translation adjustment...................                  (1,587)
  Realized losses on securities, net of tax.................                   2,089
  Change in unrealized losses on securities, net of tax.....                  (4,737)
                                                                            --------
    Balance at end of period................................                 (23,145)
                                                                            --------
Retained earnings:
  Balance at beginning of period............................                  15,762
  Net loss..................................................                  (5,857)
  Dividends on preferred stock..............................                      (9)
                                                                            --------
    Balance at end of period................................                   9,896
                                                                            --------
Treasury stock:
  Balance at beginning of period............................   (8,050,646)   (96,824)
  Purchase of treasury stock................................      (70,100)      (145)
  Stock grants..............................................       50,333        594
                                                              -----------   --------
    Balance at end of period................................   (8,070,413)   (96,375)
                                                              -----------   --------
Receivable from stockholders:
  Balance at beginning of period............................                    (913)
  Loan forgiveness..........................................                      19
                                                                            --------
    Balance at end of period................................                    (894)
                                                                            --------
Total stockholders' equity..................................                $ 55,516
                                                                            ========
Comprehensive loss..........................................                $(10,092)
                                                                            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (5,857)  $   (130)
    Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
      Depreciation and amortization.........................    16,306     15,450
      Amortization of deferred debt issuance costs and
        accretion of debt discount..........................     1,647      1,221
      Compensation expense related to stock options and
        grants..............................................       716        737
      Provision for deferred income taxes...................      (774)   (12,634)
      Minority interest in losses of subsidiary.............    (2,321)      (635)
      Equity in (earnings) losses of affiliates.............       847       (382)
      Change in assets and liabilities:
        Accounts receivable.................................    (3,865)    (8,812)
        Inventories.........................................   (24,877)    (6,394)
        Other current and non-current assets................    (1,584)    13,457
        Accounts payable and accrued expenses...............     7,977        529
        Other, net..........................................     3,725       (284)
                                                              --------   --------
Cash flows provided by (used for) operating activities......    (8,060)     2,123
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (7,361)   (20,549)
  Proceeds from sale of investment..........................     8,103         --
  Customer loans............................................    (4,440)   (11,758)
  Restricted cash...........................................     6,638         --
  Other.....................................................        62     (1,470)
                                                              --------   --------
Cash flows provided by (used for) investing activities......     3,002    (33,777)
                                                              --------   --------
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net.........    17,857     46,014
  Short-term borrowings (repayments), net...................    (7,467)   (11,772)
  Repayments of long-term borrowings........................   (21,981)   (24,806)
  Long-term borrowings......................................     6,255     11,758
  Purchase of treasury shares...............................      (145)    (1,348)
  Other.....................................................       113        547
                                                              --------   --------
Cash flows provided by (used for) financing activities......    (5,368)    20,393
                                                              --------   --------
Net decrease in cash and cash equivalents...................   (10,426)   (11,261)
Cash and cash equivalents at beginning of period............    22,553     19,542
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 12,127   $  8,281
                                                              ========   ========
Supplemental disclosures:
  Cash paid for interest....................................  $ 40,956   $ 32,587
                                                              ========   ========
  Cash paid for income taxes, net of refunds................  $  2,971   $  1,335
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

    Alpine's operations are carried out through Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a 51.2% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets.

    Alpine also holds a 48% common equity interest and $19.8 million of convertible preferred stock in PolyVision Corporation, a global manufacturer of visual communications and related products. Alpine currently accounts for its investment in PolyVision under the equity method of accounting.

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The cumulative effect of the change in accounting for derivative instruments was not material.

2. INVENTORIES

    At March 31, 2001 and December 31, 2000, the components of inventories were as follows:

                                                        MARCH 31   DECEMBER 31,
                                                          2001         2000
                                                        --------   ------------
                                                            (IN THOUSANDS)
Raw materials.........................................  $ 40,526     $ 45,793
Work in process.......................................    41,682       42,006
Finished goods........................................   214,845      190,782
                                                        --------     --------
                                                         297,053      278,581
LIFO reserve..........................................   (12,093)     (16,722)
                                                        --------     --------
                                                        $284,960     $261,859
                                                        ========     ========

    Inventories valued using the LIFO method amounted to $153.2 million and $133.6 million at March 31, 2001 and December 31, 2000, respectively.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

3. COMPREHENSIVE LOSS

    The components of comprehensive loss for the three months ended March 31, 2001 and 2000 were as follows:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Net loss................................................  $ (5,857)  $   (130)
Foreign currency translation adjustment.................    (1,587)       618
Realized losses on securities, net of tax...............     2,089         --
Change in unrealized losses on securities, net of tax...    (4,737)   (21,717)
                                                          --------   --------
Comprehensive loss......................................  $(10,092)  $(21,229)
                                                          ========   ========

4. RESTRUCTURING ACCRUAL

    ESSEX

    Since the completion of the acquisition of Essex International Inc. ("Essex"), the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, Superior initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, Superior revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of March 31, 2001, $17.6 million, $11.5 million, $3.0 million and $2.5 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

    SUPERIOR ISRAEL

    During 2000, Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $3.8 million restructuring charge for the consolidation of manufacturing facilities. As of March 31, 2001, $3.6 million has been incurred and paid. The restructuring actions eliminated approximately 123 positions, most of which were manufacturing related employees. During the three months ended March 31, 2001, Superior Israel recorded a $0.8 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 is as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------------------------------------
                                                                  2001                             2000
                                                     ------------------------------   ------------------------------
                                                                             PER                              PER
                                                       NET                  SHARE       NET                  SHARE
                                                       LOSS      SHARES     AMOUNT      LOSS      SHARES     AMOUNT
                                                     --------   --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss...........................................  $(5,857)                          $(130)
Less: preferred stock dividends....................       (9)                            (10)
                                                     -------                           -----
Basic loss per common share........................   (5,866)    14,498     $(0.40)     (140)     15,008     $(0.01)
                                                                            ======
Dilution in subsidiary and affiliate earnings from
  common stock equivalents.........................       (1)        --                   (2)         --
                                                     -------     ------                -----      ------
Diluted loss per common share......................  $(5,867)    14,498     $(0.40)    $(142)     15,008     $(0.01)
                                                     =======     ======     ======     =====      ======     ======

    The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive.

6. INFREQUENT AND UNUSUAL CHARGES

    Superior incurred infrequent and unusual charges of $0.8 million during the three months ended March 31, 2001 related to restructuring activities at Superior Israel. During the three months ended March 31, 2000, Superior incurred infrequent and unusual charges of $5.9 million primarily associated with the rationalization of certain Essex manufacturing facilities. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the consolidation.

7. BUSINESS SEGMENTS

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These include Superior's communications, OEM and electrical segments. The communications segment includes
(i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks and (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

    The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

                    THE ALPINE GROUP, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

7. BUSINESS SEGMENTS (CONTINUED)
    Operating results for each of the Company's three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's condensed consolidated statements of operations and balance sheets.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Net sales:
  Communications........................................  $205,631   $199,374
  OEM...................................................   150,591    172,839
  Electrical............................................   122,094    125,683
                                                          --------   --------
                                                          $478,316   $497,896
                                                          ========   ========
Operating income (loss):
  Communications........................................  $ 29,920   $ 28,417
  OEM...................................................    15,940     22,800
  Electrical............................................    (2,013)     1,018
  Corporate and other...................................    (5,938)    (6,939)
  Amortization of goodwill..............................    (5,291)    (5,232)
  Infrequent and unusual charges........................      (823)    (5,856)
                                                          --------   --------
                                                          $ 31,795   $ 34,208
                                                          ========   ========

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
Total assets:
  Communications....................................  $  517,329    $  539,987
  OEM...............................................     322,311       302,533
  Electrical........................................     285,465       270,766
  Corporate and other (including goodwill)..........     946,299       980,460
                                                      ----------    ----------
                                                      $2,071,404    $2,093,746
                                                      ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in two manufacturing companies.

SUPERIOR TELECOM INC.

    Alpine holds a 51.2% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), whose balance sheet accounts and results of operations are consolidated with the financial statements of Alpine.

    Superior manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities. Industry segment financial data for Superior's principal industry segments is included in Note 7 to the accompanying condensed consolidated financial statements.

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

    Alpine currently accounts for its investment in PolyVision under the equity method of accounting resulting in recognition of Alpine's proportionate share of PolyVision's earnings or losses as a one-line item within the statement of operations.

COOKSON GROUP PLC

    Alpine also holds a 2% interest in Cookson ordinary shares with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividends paid on the Cookson ordinary shares are recognized as other income in the statement of operations.

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2000

    Sales for the quarter ended March 31, 2001 were $478.3 million, a decrease of 4% as compared to sales of $497.9 million for the quarter ended March 31, 2000. Adjusted for a constant cost of copper, the sales decline in the March 2001 quarter as compared to the March 2000 quarter was approximately 5%. The reduction in copper-adjusted sales for the current quarter was due to lower sales in Superior's OEM and Electrical Groups partially offset by comparative sales growth in Superior's Communications Group.

    Superior's Communications Group sales for the March 31, 2001 quarter were $205.6 million, an increase of 2% on a copper-adjusted basis over the March 31, 2000 quarter. Sales growth in the current quarter as compared to the prior year period was due to an 86% increase in sales of fiber optic cable. A 3% decline in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network, partially offset the higher sales of fiber optic cable. Domestic and international demand for copper OSP cables continued to strengthen during the March 31, 2001 quarter, substantially offsetting the impact of the loss of a major customer contract that occurred in the third quarter of 2000.

    Superior's OEM Group sales were $150.6 million for the quarter ended
March 31, 2001, reflecting a copper-adjusted decline of 8% as compared to the March 31, 2001 quarter. The current quarter comparative sales decline reflected softening demand for magnet wire from the Company's major OEM customers due principally to general industrial sector weakness which has existed since the third quarter of 2000, particularly in the automotive and power distribution and generation sectors.

    Superior's Electrical Group sales were $122.1 million for the March 31, 2001 quarter representing a decline of 10% on a copper-adjusted basis as compared to the quarter ended March 31, 2000. The comparative sales decline was due to severe price competition, which resulted in year-over-year copper-adjusted price declines, coupled with weaker industry-wide demand levels as a result of overall economic conditions.

    Gross profit for the March 31, 2001 quarter was $77.6 million, a decline of $8.0 million as compared to gross profit of $85.6 million for the quarter ended March 31, 2000. The gross profit margin in the March 2001 quarter was 16.2%, a decline on a copper-adjusted basis of 90 basis points, as compared to the prior year March quarter. The comparative decline in gross profit and gross profit margin was attributable to Superior's Electrical and OEM Groups, partially offset by margin expansion in Superior's Communications Group due to improved product mix and productivity gains in the fiber optic cable sector. Superior's OEM Group gross profit margins were negatively impacted in the March 2001 quarter by higher natural gas costs and moderate price pressure due to overall lower demand levels while Superior's Electrical Group gross profit margin was comparatively lower due to depressed industry pricing levels, partially offset by productivity gains.

    Selling, general and administrative expense ("SG&A expense") for the March 31, 2001 quarter was $39.8 million, a reduction of $0.7 million as compared to SG&A expense of $40.3 million for the March 31, 2000 quarter. Superior's operations reflected a comparative increase in SG&A expense in the March 31, 2001 quarter of $1.8 million, with such increase reflecting higher selling and marketing expenses to support the sales growth of Superior's Communications Group fiber optic cable product line. Superior's increased SG&A expense was offset by a $2.5 million reduction in Alpine corporate administrative expenses resulting from a recent administrative reorganization and cost reduction initiative.

    Superior incurred infrequent and unusual charges of $0.8 million for the quarter ended March 31, 2001 related principally to restructuring activities in the Company's Superior Israel operations. For the quarter ended March 31, 2000, Superior incurred infrequent and unusual charges of $5.9 million, which were primarily associated with the rationalization of certain Essex manufacturing facilities.

    Operating income for the March 31, 2001 quarter was $31.8 million. Before infrequent and unusual charges and goodwill amortization, operating income was $37.9 million, a decline of $7.4 million as compared to the March 31, 2000 quarter. The comparative decline in operating income for the current year three month period was principally attributable to lower sales, gross margins, and operating income in Superior's Electrical and OEM Groups offset by year-over-year expansion of sales and operating income in Superior's Communications Group.

    Interest expense for the quarter ended March 31, 2001 was $33.8 million, representing an increase of $0.5 million over the prior year March quarter.

    Loss on sale of securities for the quarter ended March 31, 2001 was $3.3 million ($2.1 million or $0.14 per diluted share on an after tax basis) and was due to the liquidation of 3.0 million shares of the Company's common equity investment in Cookson at a value less than the market value of Cookson shares in August 1999, the date the Company initially acquired the Cookson shares through the sale of its refractories operations.

    Other income amounted to $0.9 million for the quarter ended March 31, 2001. For the quarter ended March 31, 2000 other income was $4.3 million including $2.7 million in dividend income from the Company's common equity investment in Cookson.

    For the quarter ended March 31, 2001 the Company recorded minority interest in net losses of subsidiary of $2.3 million reflecting the minority common equity interest in the losses incurred by Superior and Superior Israel. For the quarter ended March 31, 2000, the Company recorded minority interest in net losses of subsidiary of $0.6 million, reflecting the minority common equity interest in the losses incurred by Superior Israel net of the minority common equity interest in the earnings of Superior for such period.

    Equity in earnings of affiliate represents accrued dividend income earned on Alpine's investment in PolyVision preferred stock and Alpine's proportionate common equity interest in the net earnings (losses) of PolyVision for the applicable reporting periods. Total loss recorded from the Company's investment in PolyVision amounted to $0.8 million for the quarter ended March 31, 2001, representing a proportionate share of PolyVision losses for such period.

    The Company incurred a loss before infrequent and unusual charges and goodwill amortization for the quarter ended March 31, 2001 of $2.7 million or $0.18 per diluted share which included a $0.14 per diluted share after tax loss on sale of securities. For the quarter ended March 31, 2000, income before infrequent and unusual charges was $4.4 million or $0.29 per diluted share. The reduction in income in the current year period was principally due to lower operating income in Superior's Electrical and OEM Groups, the timing and amount of dividend income recorded from its Cookson equity ownership and the impact of the aforementioned loss on sale of securities in the March 31, 2001 quarter.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    For the three months ended March 31, 2001, the Company used $8.1 million in cash flows in operating activities. Cash flows used by operating activities consisted of $14.3 million provided by operating cash flow (net loss plus non-cash charges) and $22.4 million in cash flow used for net working capital changes, including an anticipated inventory increase of $24.9 million to provide for Superior's projected seasonal sales growth. Superior anticipates its inventory levels will decline in the second half of 2001. Cash provided by investing activities amounted to $3.0 million and consisted principally of $8.1 million in cash proceeds from the sale of 3.0 million Cookson ordinary shares and a $6.6 million reduction in restricted cash partly offset by capital expenditures and pre-arranged long-term loans ("Superior Israel Customer Loans") made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $5.4 million.

SUPERIOR TELECOM

    Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non-recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under Superior's $1.15 billion credit agreement (the "Credit Agreement"). Total undrawn funding availability under the Credit Agreement amounted to $109.9 million at March 31, 2001. The Credit Agreement contains certain performance and financial covenants that are measured on a quarterly basis. As of March 31, 2001, Superior was in compliance with all performance and financial covenants. In 2002, these financial covenants do require a significant improvement in financial performance from current operating levels to maintain compliance with such covenants. Superior believes it can maintain compliance with such financial covenants over the next twelve months or obtain waivers from, or modifications to, such covenants.

    In addition to financing provided by Superior's credit facilities, Superior has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing through the issuance of secured commercial paper. At March 31, 2001, $152.5 million was outstanding under this program.

    Superior's principal debt service commitments for the next 12 months (excluding Superior Israel) amount to $80.6 million and capital expenditures (excluding Superior Israel) are expected to approximate $30 million. While operating cash flows were negatively impacted during the March 31, 2001 quarter by a seasonal inventory increase, management anticipates that Superior will generate positive cash flows from operating activities over the next twelve months. For the year ended December 31, 2000, Superior generated $111.0 in cash flow from operating activities (excluding Superior Israel). Superior believes that operating cash flows plus excess funds available under Superior's credit facilities will be sufficient to fund its aforementioned debt service obligations and estimated capital expenditure levels.

    Superior Israel's operations are funded and financed separately, on a non-recourse basis to Superior, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At March 31, 2001, Superior Israel had $18.1 million in excess availability under its revolving credit facility.

ALPINE CORPORATE

    As of March 31, 2001, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $9.2 million (of which $1.1 million was restricted, to be used solely for payment of tax obligations or reduction of debt). Alpine also owns approximately 10.5 million common shares (representing 51.2% common share ownership) of Superior (NYSE:SUT) with a market value on May 8, 2001 of approximately $34.5 million. Additionally, the estimated fair market value on May 8, 2001 of Alpine's investment in PolyVision common stock (AMEX: PLI) and preferred stock amounted to approximately $31.0 million.

    At March 31, 2001, Alpine had $36.4 million outstanding under a corporate revolving credit facility which matures in October 2001. Alpine intends to reduce its outstanding borrowings under this facility through application of cash proceeds from a continued systematic monetization of its Cookson common stock position, with any remaining balance being refinanced or otherwise liquidated. As of March 31, 2001, the Company owned 15.4 million shares of Cookson common stock. Subsequent to March 31, 2001, the Company entered into certain forward sale derivative transactions related to 8.5 million shares of Cookson common stock. Under these arrangements, the Company has entered into a "collar" transaction, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These arrangements allow for borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings since March 31, 2001 of approximately $16 million have been applied to reduce amounts outstanding under the corporate revolving credit facility.

    Alpine has no other major commitments over the next twelve months other than the aforementioned debt service requirements, certain income tax payments and Alpine corporate overhead expense, which were substantially reduced during the March 31, 2001 quarter.

    For the next twelve month period, Alpine expects to fund its aforementioned annual commitments from management fees paid by Superior, cash dividends and cash proceeds from its Cookson investment, interest income earned and from available cash reserves.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk primarily relates to interest rates on long-term debt. There have been no material changes in market risk since December 31, 2000.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

       10.1* Fourth Amendment to the Alpine Credit Agreement and Third Amendment to the US Pledge Agreement and Acknowledgement, dated as of April 24, 2001.

(b) REPORTS ON FORM 8-K

         None.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       THE ALPINE GROUP, INC.

Date: May 15, 2001                                     By:            /s/ DAVID S. ALDRIDGE
                                                            -----------------------------------------
                                                                        David S. Aldridge
                                                              Chief Financial Officer and Treasurer
                                                              (duly authorized officer and principal
                                                                financial and accounting officer)