Form 10-Q
period 2001-06-30
ALPINE GROUP INC /DE/
filed 2001-08-14
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-9078

THE ALPINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1620387 (I.R.S. Employer Identification No.)
1790 Broadway New York, New York (Address of principal executive offices)	10019-1412 (Zip Code)

212-757-3333
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2001
Common Stock, $.10 Par Value	13,877,383

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,594	$22,553
Restricted cash	—	7,739
Accounts receivable (less allowance for doubtful accounts of $5,754 and $4,998 at June 30, 2001 and December 31, 2000, respectively)	270,831	280,411
Inventories	275,285	261,859
Other current assets	42,138	40,605

Total current assets	623,848	613,167
Property, plant and equipment, net	528,714	540,682
Long-term investments and other assets	144,287	164,537
Goodwill (less accumulated amortization of $60,040 and $49,462 at June 30, 2001 and December 31, 2000, respectively)	764,666	775,360

Total assets	$2,061,515	$2,093,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$160,000	$160,000
Current portion of long-term debt	137,705	163,994
Accounts payable	149,209	143,969
Accrued expenses	89,373	104,577

Total current liabilities	536,287	572,540
Long-term debt, less current portion	1,144,175	1,120,391
Minority interest in subsidiaries	58,310	60,204
Other long-term liabilities	136,264	141,040

Total liabilities	1,875,036	1,894,175

Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, net of discount	135,475	134,941
Commitments and contingencies
Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; 25,000,000 shares authorized; (21,846,726 shares and 21,763,055 shares issued at June 30, 2001 and December 31, 2000, respectively)	2,185	2,176
Capital in excess of par value	161,817	162,912
Accumulated other comprehensive deficit	(22,764)	(18,910)
Retained earnings	5,847	15,762

	147,512	162,367
Treasury stock, at cost (8,004,302 shares and 8,050,646 shares at June 30, 2001 and December 31, 2000, respectively)	(95,564)	(96,824)
Receivable from stockholders	(944)	(913)

Total stockholders' equity	51,004	64,630

Total liabilities and stockholders' equity	$2,061,515	$2,093,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2001	2000
Net sales	$486,847	$550,086
Cost of goods sold	408,379	451,391

Gross profit	78,468	98,695
Selling, general and administrative expenses	41,250	41,413
Amortization of goodwill	5,292	5,249
Infrequent and unusual charges	5,593	2,956

Operating income	26,333	49,077
Interest expense	(31,814)	(34,779)
Other income (expense), net	2,764	(1,116)

Income (loss) before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(2,717)	13,182
Benefit (provision) for income taxes	254	(5,633)

Income (loss) before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(2,463)	7,549
Distributions on preferred securities of subsidiary trust	(3,811)	(3,797)

Income (loss) before minority interest and equity in earnings of affiliate	(6,274)	3,752
Minority interest in (earnings) losses of subsidiaries	1,424	(2,147)
Equity in earnings of affiliate	1,133	1,209

Net income (loss)	(3,717)	2,814
Preferred stock dividends	(10)	(17)

Net income (loss) applicable to common stock	$(3,727)	$2,797

Net income (loss) per share of common stock:
Basic	$(0.25)	$0.19

Diluted	$(0.26)	$0.18

Weighted average shares outstanding:
Basic	14,626	14,893

Diluted	14,626	15,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Net sales	$965,163	$1,047,982
Cost of goods sold	809,116	863,665

Gross profit	156,047	184,317
Selling, general and administrative expenses	80,920	81,739
Amortization of goodwill	10,583	10,481
Infrequent and unusual charges	6,416	8,812

Operating income	58,128	83,285
Interest expense	(65,579)	(68,075)
Loss on sale of securities	(3,342)	—
Other income, net	3,667	3,145

Income (loss) before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(7,126)	18,355
Benefit (provision) for income taxes	1,136	(8,191)

Income (loss) before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(5,990)	10,164
Distributions on preferred securities of subsidiary trust	(7,615)	(7,559)

Income (loss) before minority interest and equity in earnings of affiliate	(13,605)	2,605
Minority interest in (earnings) losses of subsidiaries	3,745	(1,512)
Equity in earnings of affiliate	286	1,591

Net income (loss)	(9,574)	2,684
Preferred stock dividends	(19)	(27)

Net income (loss) applicable to common stock	$(9,593)	$2,657

Net income (loss) per share of common stock:
Basic	$(0.66)	$0.18

Diluted	$(0.66)	$0.17

Weighted average shares outstanding:
Basic	14,562	14,950

Diluted	14,562	15,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2001
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427

Balance at end of period	427	427

Common stock:
Balance at beginning of period	21,763,055	2,176
Employee stock purchase plan	77,679	8
Stock grants	5,992	1

Balance at end of period	21,846,726	2,185

Capital in excess of par value:
Balance at beginning of period		162,912
Effect of subsidiaries' equity transactions		(1,277)
Employee stock purchase plan		122
Stock grants		60

Balance at end of period		161,817

Accumulated other comprehensive deficit:
Balance at beginning of period		(18,910)
Foreign currency translation adjustment		(133)
Unrealized gains on derivatives, net of tax		1,403
Realized losses on securities, net of tax		2,089
Change in unrealized losses on securities, net of tax		(7,213)

Balance at end of period		(22,764)

Retained earnings:
Balance at beginning of period		15,762
Net loss		(9,574)
Stock grants from treasury stock		(322)
Dividends on preferred stock		(19)

Balance at end of period		5,847

Treasury stock:
Balance at beginning of period	(8,050,646)	(96,824)
Purchase of treasury stock	(73,457)	(153)
Stock grants	119,801	1,413

Balance at end of period	(8,004,302)	(95,564)

Receivable from stockholders:
Balance at beginning of period		(913)
Loans to stockholders		(117)
Loan forgiveness		86

Balance at end of period		(944)

Total stockholders' equity		$51,004

Comprehensive loss		$(13,428)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(9,574)	$2,684
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,949	30,872
Amortization of deferred debt issuance costs and accretion of debt discount	3,297	2,756
Compensation expense related to stock options and grants	1,121	1,624
Provision (benefit) for deferred income taxes	(6,710)	3,346
Minority interest in earnings (losses) of subsidiary	(3,745)	1,512
Equity in earnings of affiliates	(286)	(1,591)
Change in assets and liabilities:
Accounts receivable	7,793	(48,704)
Inventories	(14,607)	43,730
Other current and non-current assets	1,051	168
Accounts payable and accrued expenses	(8,903)	(4,429)
Other, net	7,501	1,378

Cash flows provided by operating activities	9,887	33,346

Cash flows from investing activities:
Capital expenditures	(14,290)	(44,193)
Proceeds from sale of investment	8,103	—
Proceeds from sale of assets	2,926	5,722
Purchase of investments in derivatives	(2,918)	—
Superior Israel customer loans	(4,440)	(11,758)
Restricted cash	7,739	—
Other	108	1,032

Cash flows used for investing activities	(2,772)	(49,197)

Cash flows from financing activities:
Borrowings under revolving credit facilities, net	20,626	8,865
Short-term borrowings, net	—	19,631
Repayments of long-term borrowings	(68,690)	(51,454)
Long-term borrowings	53,728	30,828
Purchase of treasury shares	(153)	(3,382)
Other	415	1,001

Cash flows provided by financing activities	5,926	5,489

Net increase (decrease) in cash and cash equivalents	13,041	(10,362)
Cash and cash equivalents at beginning of period	22,553	19,542

Cash and cash equivalents at end of period	$35,594	$9,180

Supplemental disclosures:
Cash paid for interest	$70,032	$60,037

Cash paid for income taxes, net of refunds	$5,280	$6,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(unaudited)

1. Basis of presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiary (collectively, unless the context otherwise requires, "Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    Alpine's operations are carried out through Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a 50.8% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets.

    Alpine also holds a 48% common equity interest and $19.8 million of convertible preferred stock in PolyVision Corporation, a global manufacturer of visual communications and related products. Alpine currently accounts for its investment in PolyVision under the equity method of accounting.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method in accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that goodwill and certain other intangible assets be reviewed annually for impairment. SFAS No. 142 also requires companies to cease amortization of existing goodwill and certain intangible assets upon adoption of this statement. Beginning January 1, 2002, the Company will discontinue recognition of expense charges for amortization of goodwill. Goodwill will be subject to impairment reviews beginning in the first quarter of 2002 and may result in future write-downs. Management is in the process of evaluating what impact the initial impairment assessments may have on the Company's financial statements.

  Derivative Financial Instruments

    Superior, to a limited extent, uses derivative financial instruments to manage foreign currency exchange and commodity price risks. Alpine, to a limited extent, uses derivative financial instruments to manage market price risk related to investments. The Company does not hold or issue derivative financial instruments for trading purposes.

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value. The cumulative effect of the change in accounting upon adoption of SFAS No. 133 was not material.

    Superior has entered into certain commodity contracts to hedge future sale commitments and LIFO inventory layers that are anticipated to be liquidated before year end which are designated as fair value hedges. Changes in the fair value of these contracts are recorded in the Condensed Consolidated Statement of Operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings.

    The Company has also entered into certain covered options to hedge forecasted sales of investments which are designated as cash flow hedges. The Company has executed "collar" agreements related to 10.5 million shares of Cookson Group plc ("Cookson") common stock, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. Changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Deficit with any ineffective portion of the hedge immediately recognized in earnings. These arrangements allow borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at June 30, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003.

    The net impact of hedge ineffectiveness for the three and six months ended June 30, 2001 was immaterial.

2. Inventories

    At June 30, 2001 and December 31, 2000, the components of inventories were as follows:

	June 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$37,131	$45,793
Work in process	45,941	42,006
Finished goods	195,779	190,782

	278,851	278,581
LIFO reserve	(3,566)	(16,722)

	$275,285	$261,859

    Inventories valued using the LIFO method amounted to $148.5 million and $133.6 million at June 30, 2001 and December 31, 2000, respectively.

3. Comprehensive income

    The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net income (loss)	$(3,717)	$2,814	$(9,574)	$2,684
Foreign currency translation adjustment	1,454	(1,045)	(133)	(427)
Unrealized gains on derivatives, net of tax	1,403	—	1,403	—
Realized losses on securities, net of tax	—	—	2,089	—
Change in unrealized losses on securities, net of tax	(2,476)	8,254	(7,213)	(13,463)

Comprehensive income (loss)	$(3,336)	$10,023	$(13,428)	$(11,206)

4. Restructuring accrual

  Essex

    Since the acquisition of Essex International Inc. ("Essex") in November 1998, Superior has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, Superior initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, Superior revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of June 30, 2001, $17.7 million, $11.5 million, $3.0 million and $2.6 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

  Superior Israel

    During 2000, Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $3.8 million restructuring charge for the consolidation of manufacturing facilities. As of June 30, 2001, $3.7 million has been incurred and paid. The restructuring actions eliminated approximately 123 positions, most of which were manufacturing related employees. During the six months ended June 30, 2001, Superior Israel recorded a $1.0 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

5. Debt

    Superior's operating activities are financed principally by a revolving credit facility which, along with Term Loan A and Term Loan B, comprise Superior's $1.15 billion Amended and Restated Credit Agreement (the "Credit Agreement"). On July 5, 2001, Superior and its principal lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement provides for, among other things, less stringent financial covenant requirements through June 2002, consistent with management's current forecast of operating results for such period. Also, pursuant to the Amended Credit Agreement, Superior is obligated to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002. It is contemplated that funds for such pre-payment would be generated from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction") to be completed prior to such date. The Amended Credit Agreement also requires Superior to execute a definitive agreement related to a Deleveraging Proceeds Transaction by January 31, 2002 or Superior will be required to meet substantially more stringent financial covenant requirements. If Superior is not able to enter into any such definitive agreement or complete a Deleveraging Proceeds Transaction, it would likely not be able to meet the more stringent financial covenants or make the mandatory prepayment required under the Amended Credit Agreement. Either of these events would cause Superior to be in default under the Credit Agreement and would require Superior to seek a waiver under or other modification of the Credit Agreement. However, there can be no assurance that Superior would be able to obtain any such waiver or modification. Furthermore, if certain other interim deleveraging milestones are not met, the Amended Credit Agreement requires the suspension of cash interest payments on Superior's $200 million subordinated notes on November 30, 2001 (which would require Superior to obtain the consent of the subordinated note holders, the failure of which to obtain would result in an event of default under the subordinated notes) and the suspension of dividend payments on the outstanding Trust Convertible Preferred Securities. Superior intends to proceed expeditiously in completing a Deleveraging Proceeds Transaction. Although there can be no certainty, Superior anticipates that such transaction can be completed within the time frame and in an aggregate dollar amount sufficient to comply with all Amended Credit Agreement covenant requirements.

    Pursuant to the Amended Credit Agreement, the interest rate on the revolving credit facility has been increased to LIBOR plus 3.75% or the base rate (prime) plus 2.75%; and the interest rate on term loans A and B has been adjusted to LIBOR plus 3.75% or the base rate (prime) plus 2.75% and LIBOR plus 4.25% or the base rate (prime) plus 3.25%, respectively. Superior paid a fee of $2.3 million to its lenders to secure these modifications.

6. Earnings per share

    The computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 is as follows:

	Three Months Ended June 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(3,717)			$2,814
Less: preferred stock dividends	(10)			(17)

Basic earnings (loss) per common share	(3,727)	14,626	$(0.25)	2,797	14,893	$0.19

Dilutive impact of stock options, warrants and grants	—	—		—	309
Dilution in subsidiary and affiliate earnings from common stock equivalents	(58)	—		(69)	—

Diluted income (loss) per common share	$(3,785)	14,626	$(0.26)	$2,728	15,202	$0.18

	Six Months Ended June 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income (loss)	$(9,574)			$2,684
Less: preferred stock dividends	(19)			(27)

Basic earnings (loss) per common share	(9,593)	14,562	$(0.66)	2,657	14,950	$0.18

Dilutive impact of stock options, warrants and grants	—	—		—	406
Dilution in subsidiary and affiliate earnings from common stock equivalents	(59)	—		(71)	—

Diluted earnings (loss) per common share	$(9,652)	14,562	$(0.66)	$2,586	15,356	$0.17

    The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive.

7. Infrequent and unusual charges

    The Company incurred infrequent and unusual charges of $5.6 million and $6.4 million during the three and six months ended June 30, 2001, respectively. Superior incurred infrequent and unusual charges of $0.2 million and $1.0 million during the three and six months ended June 30, 2001, respectively, related to restructuring activities at Superior Israel. Alpine incurred infrequent and unusual charges of $5.4 million during the three months ended June 30, 2001 related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees. During the three and six months ended June 30, 2000, Superior incurred infrequent and unusual charges of $3.0 million and $8.8 million, respectively, primarily associated with the rationalization of certain Essex manufacturing facilities. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the rationalization.

8. Business segments

    The Company's reportable segments are strategic businesses that offer different products and services to different customers. These include Superior's communications, OEM and electrical segments. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications and (iii) Superior's 50.2% owned Israeli subsidiary Superior Cables Limited. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net sales:
Communications	$216,345	$226,681	$421,976	$426,055
OEM	139,793	158,476	290,384	320,855
Electrical	130,709	164,929	252,803	301,072

	$486,847	$550,086	$965,163	$1,047,982

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Operating income (loss):
Communications	$35,781	$37,553	$65,701	$65,970
OEM	12,863	20,401	28,803	42,238
Electrical	(3,883)	6,161	(5,896)	8,142
Corporate and other	(7,543)	(6,833)	(13,481)	(13,772)
Amortization of goodwill	(5,292)	(5,249)	(10,583)	(10,481)
Infrequent and unusual charges	(5,593)	(2,956)	(6,416)	(8,812)

	$26,333	$49,077	$58,128	$83,285

	June 30, 2001	December 31, 2000
Total assets:
Communications	$530,485	$544,561
OEM	313,096	302,690
Electrical	279,203	271,831
Corporate and other (including goodwill)	938,731	974,664

	$2,061,515	$2,093,746

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in two manufacturing companies.

Superior TeleCom Inc.

    Alpine holds a 50.8% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), whose balance sheet accounts and results of operations are consolidated in the financial statements of Alpine.

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

    Alpine currently accounts for its investment in PolyVision under the equity method of accounting resulting in recognition of Alpine's proportionate share of PolyVision's earnings or losses as a one-line item within the statements of operations.

Cookson Group plc

    Alpine also holds a 2% interest in Cookson ordinary shares with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividends paid on the Cookson ordinary shares are recognized as other income in the statement of operations.

Results of Operations—Three Month Period Ended June 30, 2001 as Compared to the Three Month Period Ended June 30, 2000

    Consolidated sales for the quarter ended June 30, 2001 were $486.8 million, a decrease of 11.5% as compared to sales of $550.1 million for the quarter ended June 30, 2000. Adjusted for a constant cost of copper, the sales decline in the June 2001 quarter as compared to the June 2000 quarter was approximately 10.5%.

    Superior's Communications Group sales for the June 30, 2001 quarter were $216.3 million, a decrease of 5% on a copper-adjusted basis over the June 30, 2000 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 7% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to the impact of the loss of a major customer contract that occurred in the third quarter of 2000, which was partially offset by strengthening domestic and international demand for copper OSP cables during the June 30, 2001 quarter. Sales of fiber optic cable continued to expand on a comparative basis in the June 30, 2001 quarter, increasing 86% over the comparative prior year period.

    Superior's OEM Group sales were $139.8 million for the quarter ended June 30, 2001, reflecting a copper-adjusted decline of 11% as compared to the June 30, 2001 quarter. The current quarter comparative sales decline reflected softening demand for magnet wire from Superior's major OEM customers due principally to general industrial sector weakness which has existed since the third quarter of 2000, and has impacted end customer demand, particularly in the automotive and power distribution and generation sectors.

    Superior's Electrical Group sales were $130.7 million for the June 30, 2001 quarter representing a decline of 18% on a copper-adjusted basis as compared to the quarter ended June 30, 2000. The comparative sales decline was due to severe price competition caused by current industry overcapacity coupled with weaker industry-wide demand levels as a result of overall economic conditions. The impact of lower prices, on a copper-adjusted basis, for the June 2001 quarter amounted to approximately $6 million as compared to the June 2000 quarter.

    Consolidated sales for the six month period ended June 30, 2001 were $965.2 million, a decrease of 8% as compared to sales of $1.048 billion for the six month period ended June 30, 2000. The comparative reduction in sales for the 2001 six month period was due primarily to comparative declines of 14% and 10% in Superior's Electrical Group and OEM Group sales, respectively.

    Gross profit for the June 30, 2001 quarter was $78.5 million, a decline of $20.2 million as compared to gross profit of $98.7 million for the quarter ended June 30, 2000. The gross profit margin in the June 2001 quarter was 16.1%, a decline on a copper-adjusted basis of 200 basis points, as compared to the prior year June quarter. The comparative decline in gross profit and gross profit margin was principally attributable to Superior's Electrical and OEM Groups. Superior's OEM Group gross profit margins were negatively impacted in the June 2001 quarter by moderate price pressure due to overall lower demand levels while Superior's Electrical Group gross profit margin was comparatively lower due to depressed industry pricing levels, which, as indicated above, impacted sales and gross profit by approximately $6 million in the June 2001 quarter. Partially offsetting the gross profit margin declines in Superior's Electrical and OEM Groups was a gross profit margin expansion in Superior's Communications Group in the June 2001 quarter reflecting improving margins for fiber optic cable as well as the benefit of product mix and other cost reductions.

    For the six month period ended June 30, 2001, gross profit was $156.0 million, a decline of 15% as compared to the prior year six month period. The comparative reduction in gross profit was principally the result of lower sales and lower gross profit margins in Superior's Electrical Group and Superior's

OEM Group associated with the aforementioned pricing pressures and the impact of the weak industrial sector economic conditions.

    Selling, general and administrative expense ("SG&A expense") for the three and six month periods ended June 30, 2001 was $41.3 million and $80.9 million, respectively, as compared to SG&A expense of $41.4 million and $81.7 million, respectively, for the three and six months ended June 30, 2000. Superior's operations reflected a comparative increase in SG&A expense of $1.4 million and $3.2 million for the three and six months ended June 30, 2001, respectively, with such increases reflecting higher selling and marketing expenses to support the product development and sales growth of Superior's Communications Group fiber optic cable product line. Superior's increased SG&A expense was offset by a $1.5 million and $4.0 million reduction in Alpine corporate administrative expenses for the three and six month periods ended June 30, 2001, respectively, resulting from a recent administrative reorganization and cost reduction initiative.

    The Company incurred infrequent and unusual charges of $5.6 million and $6.4 million for the three and six month periods ended June 30, 2001, respectively. Superior incurred infrequent and unusual charges of $0.2 million and $1.0 million for the three and six month periods ended June 30, 2001, respectively, related to restructuring activities in Superior Israel's operations. Alpine incurred infrequent and unusual charges of $5.4 million during the three months ended June 30, 2001 related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees involved in the recent administrative reorganization. For the three and six month periods ended June 30, 2000, Superior incurred infrequent and unusual charges of $3.0 million and $8.8 million, respectively, which were primarily associated with the rationalization of certain Essex manufacturing facilities.

    Operating income for the June 30, 2001 quarter was $26.3 million. Before infrequent and unusual charges and goodwill amortization, operating income was $37.2 million, a decline of $20.1 million as compared to the June 30, 2000 quarter. For the six month period ended June 30, 2001, operating income before infrequent and unusual charges and goodwill amortization was $75.1 million, a decline of $27.5 million as compared to the six month period ended June 30, 2000. The comparative decline in operating income for the current year three and six month periods was principally attributable to lower sales, gross margins, and operating income in Superior's Electrical and OEM Groups.

    Interest expense for the three and six month periods ended June 30, 2001 was $31.8 million and $65.6 million, respectively, representing a decrease of $3.0 million and $2.5 million, respectively, over the prior year three and six month periods. The decrease in interest expense reflects lower short-term (LIBOR) interest rates as a result of recent Federal Reserve interest rate cuts. Based on current short-term interest rates, the Company anticipates additional interest expense reductions on a sequential period and year-over-year basis in the third quarter of 2001.

    For the three and six month periods ended June 30, 2001, other income was $2.8 million and $3.7 million, respectively, including $1.2 million in dividend income from the Company's common equity investment in Cookson. Other expense amounted to $1.1 million for the three month period ended June 30, 2000, with such expense being primarily due to currency translation losses at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked). For the six month period ended June 30, 2000, other income was $3.1 million including $2.7 million in dividend income from the Company's common equity investment in Cookson.

    For the three and six month periods ended June 30, 2001, the Company recorded minority interest in net losses of subsidiary of $1.4 million and $3.7 million, respectively, reflecting the minority common equity interest in the losses incurred by Superior and Superior Israel. For the three and six month periods ended June 30, 2000, the Company recorded minority interest in earnings of subsidiary of $2.1 million and $1.5 million, respectively, reflecting the minority common equity interest in the earnings of Superior net of the minority common equity interest in the losses incurred by Superior Israel for such periods.

    Equity in earnings of affiliate represents accrued dividend income earned on Alpine's investment in PolyVision preferred stock and Alpine's proportionate common equity interest in the net earnings (losses) of PolyVision for the applicable reporting periods. Total equity in earnings recorded from the Company's investment in PolyVision amounted to $1.1 million and $0.3 million, respectively, for the three and six month periods ended June 30, 2001.

    Income before infrequent and unusual charges and goodwill amortization for the quarter ended June 30, 2001 was $2.7 million or $0.18 per diluted share as compared to $6.6 million or $0.44 per diluted share for the quarter ended June 30, 2001. For the six month period ended June 30, 2001, income before infrequent and unusual charges and goodwill amortization was $2.4 million or $0.16 per diluted share as compared to $11.4 million or $0.74 per diluted share for the June 30, 2000 six month period. The reduction in pro forma earnings in the current period was principally due to lower operating income in Superior's Electrical and OEM Groups, and the impact of the loss on sale of securities in the March 31, 2001 quarter, partially offset by lower interest rates.

Liquidity and Capital Resources

General

    For the six months ended June 30, 2001, the Company generated $9.9 million in cash flows from operating activities. Cash flows provided by operating activities consisted of $24.6 million provided by operating cash flow (net loss plus non-cash charges) reduced by $14.7 million in cash flow used for net working capital changes, including a seasonal inventory increase of $14.6 million. Superior anticipates that inventory levels will be seasonally lower by the end of 2001. Cash used for investing activities amounted to $2.8 million and consisted principally of $14.3 million of capital expenditures partly offset by $8.1 million in cash proceeds from the sale of 3.0 million Cookson ordinary shares and a $7.7 million reduction in restricted cash. Cash provided by financing activities amounted to $5.9 million which was associated principally with a $13.0 million increase in cash and cash equivalents.

Superior TeleCom

    Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under its $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its domestic subsidiaries, and by the common stock of its principal foreign subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios (which are discussed more fully below), limitations on the amount of dividends and restrictions on additional indebtedness.

    In addition to financing provided by the credit facilities, Superior has financing availability under a receivable securitization program providing for up to $160.0 million in short-term financing through the issuance of commercial paper. At June 30, 2001, $160.0 million was outstanding under this program.

    On July 5, 2001, Superior and its lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement provides for, among other things, less stringent financial covenant requirements through June 2002, consistent with management's current forecast of operating results for such period. Also, pursuant to the Amended Credit Agreement Superior is obligated to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002. It is contemplated that funds for such pre-payment would be generated from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction") to be completed prior to such date. The Amended Credit Agreement also requires Superior to execute a definitive agreement related to a Deleveraging Proceeds Transaction by January 31, 2002 or Superior will be required to meet substantially more stringent financial covenant requirements. If Superior is not able to enter into any such definitive agreement or complete a Deleveraging Proceeds Transaction, it would likely not be able to meet the more stringent financial covenants or make the mandatory prepayment required under the Amended Credit Agreement. Either of these events would cause Superior to be in default under the Credit Agreement and would require Superior to seek a waiver under or other modification of the Credit Agreement. However, there can be no assurance that Superior would be able to obtain any such waiver or modification. Furthermore, if certain other interim deleveraging milestones are not met, the Amended Credit Agreement requires the suspension of cash interest payments on Superior's Sub Notes on November 30, 2001 (which would require Superior to obtain the consent of the Sub Note holders, the failure of which to obtain would result in an event of default under the Sub Notes) and the suspension of dividend payments on the outstanding Trust Convertible Preferred Securities.

    Superior intends to proceed expeditiously in completing a Deleveraging Proceeds Transaction in order to substantially deleverage its balance sheet, improve its capital structure and provide the appropriate capital base for the growth of its operations. Superior is currently evaluating its businesses and product lines with respect to such transaction. Although there can be no certainty, Superior anticipates that such transaction can be completed within the time frame and in an aggregate dollar amount sufficient to comply with all Amended Credit Agreement covenant requirements. Superior intends to appoint a major global investment banking firm in the near future to assist with this process. In connection with a Deleveraging Proceeds Transaction, any asset that is determined to be held for sale will be evaluated for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" with an impairment charge (if any) recorded at such time. At the present time, all of the Company's assets are held for use and no impairment exists.

    At June 30, 2001, Superior had unused and excess borrowing availability under its Credit Agreement of $95 million and cash on hand of $25 million resulting in total operating funds availability of $120 million which, along with its operating cash flow, is used to service Superior normal operating commitments.

    Over the next twelve month period Superior (excluding its Superior Israel operations) anticipates a reduction in cash flow required to service interest costs and capital expenditure obligations. Superior is currently benefiting from the substantial reduction in market interest rates that have occurred over the past six months. Cash interest expense, based on current market interest rates, is expected to approximate $100-$105 million over the next twelve months, a reduction of $15-$20 million from cash interest costs incurred in 2000. Capital expenditures are expected to approximate $25-$30 million over the next twelve month period, a reduction of $33-$38 million from capital expenditures in 2000. Further, Superior recently announced an indefinite suspension and deferral of dividend payments on the outstanding Trust Convertible Preferred Securities resulting in annualized cash flow savings of $14 million. Unpaid dividends are cumulative and accrue interest at a rate of 8.50% per annum.

    In the aggregate, Superior believes that it has reduced its annual cash outflow requirement for interest, dividends and capital expenditures by more than $60 million from 2000 levels. Superior further believes its cash and credit availability ($120 million at June 30, 2001), together with internal operating cash flow will be sufficient to service the anticipated reduced level of commitments as well as meet all ordinary term loan amortization requirements over the next twelve month period. However, a material adverse change in working capital requirements or a meaningful reduction in anticipated operating results could have adverse consequences with respect to cash flow or with respect to compliance by

Superior with its financial covenant and other requirements pursuant to the Amended Credit Agreement, which could restrict access to available funds under the Credit Agreement.

    Superior Israel's operations are funded and financed separately, on a non-recourse basis to Superior, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At June 30, 2001, Superior Israel had $14.6 million in excess availability under its revolving credit facility.

Alpine Corporate

    As of June 30, 2001, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $10.3 million. Alpine also owns approximately 10.5 million common shares (representing 50.8% common share ownership) of Superior (NYSE:SUT) with a market value on August 10, 2001 of approximately $      million. Additionally, the estimated fair market value on August 10, 2001 of Alpine's investment in PolyVision common stock (AMEX: PLI) and preferred stock (including accrued dividends) amounted to approximately $      million.

    As of June 30, 2001, the Company owned 15.3 million shares of Cookson (FTSE: CKSN.L) common stock. During the quarter ended June 30, 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million shares of Cookson common stock. Under these arrangements, the Company has executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These arrangements allow borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at June 30, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003. At June 30, 2001, the Company held 4.9 million Cookson shares not subject to the above "collar" arrangements with a fair market value as of August 10, 2001 of $      million.

    At June 30, 2001, Alpine had $15.7 million outstanding under a corporate revolving credit facility which matures in October 2001. Alpine intends to reduce its outstanding borrowings under this facility through application of cash proceeds from a continued liquidation of its remaining Cookson common stock position, with any remaining balance being refinanced or liquidated through other means.

    Alpine has no other major commitments over the next twelve months other than the aforementioned principal debt service requirements, periodic interest cost and Alpine corporate overhead expense, which have been substantially reduced over the past six month period. For the next twelve month period, Alpine expects to fund its aforementioned annual commitments from management fees paid by Superior, cash proceeds from its Cookson investment, interest and dividend income earned and from available cash reserves.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*	Amendment dated as of January 1, 2001, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc.
10.2*	Amendment No. 5, dated as of June 30, 2001 to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent.
(b)
Reports on Form 8-K

    None.

*
Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.
Date: August 14, 2001	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands, except share data) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES