Form 10-Q
period 2001-09-30
ALPINE GROUP INC /DE/
filed 2001-11-14
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

212-757-3333
Registrant's telephone number, including area code

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2001
Common Stock, $.10 Par Value	13,905,076

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,169	$22,553
Restricted cash	—	7,739
Accounts receivable (less allowance for doubtful accounts of $5,579 and $4,998 at September 30, 2001 and December 31, 2000, respectively)	243,071	280,411
Inventories	270,627	261,859
Other current assets	48,110	40,605

Total current assets	584,977	613,167
Property, plant and equipment, net	520,547	540,682
Long-term investments and other assets	148,909	164,537
Goodwill (less accumulated amortization of $65,258 and $49,462 at September 30, 2001 and December 31, 2000, respectively)	759,075	775,360

Total assets	$2,013,508	$2,093,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$144,149	$160,000
Current portion of long-term debt	301,398	163,994
Accounts payable	135,013	143,969
Accrued expenses	88,337	104,577

Total current liabilities	668,897	572,540
Long-term debt, less current portion	971,313	1,120,391
Minority interest in subsidiaries	55,694	60,204
Other long-term liabilities	134,526	141,040

Total liabilities	1,830,430	1,894,175

Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, net of discount	135,753	134,941
Commitments and contingencies
Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; 25,000,000 shares authorized; (21,887,685 shares and 21,763,055 shares issued at September 30, 2001 and December 31, 2000, respectively)	2,189	2,176
Capital in excess of par value	162,208	162,912
Accumulated other comprehensive deficit	(24,384)	(18,910)
Retained earnings	3,385	15,762

	143,825	162,367
Treasury stock, at cost (8,018,495 shares and 8,050,646 shares at September 30, 2001 and December 31, 2000, respectively)	(95,592)	(96,824)
Receivable from stockholders	(908)	(913)

Total stockholders' equity	47,325	64,630

Total liabilities and stockholders' equity	$2,013,508	$2,093,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2001	2000
Net sales	$420,306	$507,223
Cost of goods sold	350,129	426,898

Gross profit	70,177	80,325
Selling, general and administrative expenses	36,757	40,933
Amortization of goodwill	5,290	5,293
Infrequent and unusual charges	—	3,915

Operating income	28,130	30,184
Interest expense	(28,874)	(34,552)
Loss on sale of securities	(1,897)	(1,565)
Other income (expense), net	(496)	2,324

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(3,137)	(3,609)
Benefit for income taxes	365	811

Loss before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(2,772)	(2,798)
Distributions on preferred securities of subsidiary trust	(3,819)	(3,789)

Loss before minority interest and equity in earnings of affiliate	(6,591)	(6,587)
Minority interest in losses of subsidiaries	2,269	1,986
Equity in earnings of affiliate	1,869	1,570

Net loss	(2,453)	(3,031)
Preferred stock dividends	(9)	(10)

Net loss applicable to common stock	$(2,462)	$(3,041)

Net loss per share of common stock:
Basic	$(0.17)	$(0.21)

Diluted	$(0.17)	$(0.21)

Weighted average shares outstanding:
Basic	14,684	14,676

Diluted	14,684	14,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Net sales	$1,385,469	$1,555,205
Cost of goods sold	1,159,245	1,290,563

Gross profit	226,224	264,642
Selling, general and administrative expenses	117,677	122,672
Amortization of goodwill	15,873	15,774
Infrequent and unusual charges	6,416	12,727

Operating income	86,258	113,469
Interest expense	(94,453)	(102,627)
Loss on sale of securities	(5,239)	(1,565)
Other income, net	3,171	5,469

Income (loss) before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(10,263)	14,746
Benefit (provision) for income taxes	1,501	(7,380)

Income (loss) before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(8,762)	7,366
Distributions on preferred securities of subsidiary trust	(11,434)	(11,348)

Loss before minority interest and equity in earnings of affiliate	(20,196)	(3,982)
Minority interest in losses of subsidiaries	6,014	474
Equity in earnings of affiliate	2,155	3,161

Net loss	(12,027)	(347)
Preferred stock dividends	(28)	(37)

Net loss applicable to common stock	$(12,055)	$(384)

Net loss per share of common stock:
Basic	$(0.83)	$(0.03)

Diluted	$(0.83)	$(0.03)

Weighted average shares outstanding:
Basic	14,603	14,859

Diluted	14,603	14,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2001
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427

Balance at end of period	427	427

Common stock:
Balance at beginning of period	21,763,055	2,176
Employee stock purchase plan	118,271	12
Stock grants	6,359	1

Balance at end of period	21,887,685	2,189

Capital in excess of par value:
Balance at beginning of period		162,912
Effect of subsidiaries' equity transactions		(1,450)
Employee stock purchase plan		174
Stock grants		572

Balance at end of period		162,208

Accumulated other comprehensive deficit:
Balance at beginning of period		(18,910)
Foreign currency translation adjustment		(1,088)
Change in unrealized gains on derivatives, net of tax		9,069
Realized losses on securities, net of tax		3,143
Change in unrealized losses on securities, net of tax		(16,598)

Balance at end of period		(24,384)

Retained earnings:
Balance at beginning of period		15,762
Net loss		(12,027)
Stock grants from treasury stock		(322)
Dividends on preferred stock		(28)

Balance at end of period		3,385

Treasury stock:
Balance at beginning of period	(8,050,646)	(96,824)
Purchase of treasury stock	(87,650)	(181)
Stock grants	119,801	1,413

Balance at end of period	(8,018,495)	(95,592)

Receivable from stockholders:
Balance at beginning of period		(913)
Loans to stockholders		(117)
Loan forgiveness		122

Balance at end of period		(908)

Total stockholders' equity		$47,325

Comprehensive loss		$(17,501)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(12,027)	$(347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,157	46,941
Amortization of deferred debt issuance costs and accretion of debt discount	5,072	4,351
Compensation expense related to stock options and grants	1,669	2,356
Loss on sale of securities	5,239	1,565
Provision (benefit) for deferred income taxes	(8,987)	571
Minority interest in losses of subsidiary	(6,014)	(474)
Equity in earnings of affiliates	(2,155)	(3,161)
Change in assets and liabilities:
Accounts receivable	33,789	(32,670)
Inventories	(11,336)	21,812
Other current and non-current assets	(2,440)	7,487
Accounts payable and accrued expenses	(22,690)	13,490
Other, net	2,984	(3,629)

Cash flows provided by operating activities	33,261	58,292

Cash flows from investing activities:
Capital expenditures	(22,370)	(60,291)
Proceeds from sale of investment	10,021	17,315
Proceeds from sale of assets	3,810	5,827
Purchase of investments in derivatives	(2,918)	—
Superior Israel customer loans	(9,428)	(25,524)
Restricted cash	7,739	—
Other	(678)	876

Cash flows used for investing activities	(13,824)	(61,797)

Cash flows from financing activities:
Borrowings under revolving credit facilities, net	24,622	3,136
Short-term borrowings (repayments), net	(15,851)	19,430
Repayments of long-term borrowings	(66,605)	(71,431)
Long-term borrowings	38,155	44,594
Purchase of treasury shares	(181)	(4,923)
Other	1,039	1,260

Cash flows used for financing activities	(18,821)	(7,934)

Net increase (decrease) in cash and cash equivalents	616	(11,439)
Cash and cash equivalents at beginning of period	22,553	19,542

Cash and cash equivalents at end of period	23,169	$8,103

Supplemental disclosures:
Cash paid for interest	$100,505	$87,040

Cash paid for income taxes, net of refunds	$5,556	$8,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

    Alpine's operations are carried out through Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a 50.5% owned subsidiary, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets.

    As of September 30, 2001, Alpine also holds a 48% common equity interest and $19.8 million of convertible preferred stock in PolyVision Corporation ("PolyVision"), a global manufacturer of visual communications and related products. Alpine currently accounts for its investment in PolyVision under the equity method of accounting. As described in Note 9, Alpine's common and preferred equity interests were acquired by Steelcase Inc. pursuant to a merger of PolyVision and a wholly-owned subsidiary of Steelcase Inc., completed on November 14, 2001.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method in accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that goodwill and certain other intangibles assets be reviewed annually for impairment. SFAS No. 142 also requires companies to cease amortization of existing goodwill and certain intangible assets upon adoption of this statement. Beginning January 1, 2002, the Company will discontinue recognition of expense charges for amortization of goodwill; however, goodwill will be subject to impairment reviews beginning in the first quarter of 2002, which may result in future periodic write-downs. Management is in the process of evaluating what impact the initial impairment assessments may have on the Company's financial statements.

    In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

    During the nine months ended September 30, 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of Cookson. Under these arrangements, the Company has executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These arrangements allow borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at September 30, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003.

    Superior has entered into certain commodity contracts to hedge future sale commitments and excess inventory layers that are anticipated to be liquidated before year end which are designated as fair value LIFO hedges. Changes in the fair value of these contracts are recorded in the Condensed Consolidated Statement of Operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings.

    The Company has also entered into certain covered options to hedge forecasted sales of investments which are designated as cash flow hedges. Changes in the fair value of these contracts are recorded in Accumulated Other Comprehensive Deficit with any ineffective portion of the hedge immediately recognized in earnings.

    On July 1, 2001, Superior removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, Superior recorded a $0.5 million gain related to changes in the fair market value of these contracts subsequent to July 1, 2001. The net impact of hedge ineffectiveness for the three and nine months ended September 30, 2001 was immaterial.

    Superior uses foreign currency forward contracts to hedge receivables and payables on Superior's balance sheet that are denominated in foreign currencies other than the functional currency. These derivatives are considered non-designated derivatives.

2.  Inventories

    At September 30, 2001 and December 31, 2000, the components of inventories were as follows:

	September 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$30,309	$45,793
Work in process	38,344	42,006
Finished goods	198,544	190,782

	267,197	278,581
LIFO reserve	3,430	(16,722)

	$270,627	$261,859

    Inventories valued using the LIFO method amounted to $145.0 million and $133.6 million at September 30, 2001 and December 31, 2000, respectively.

3.  Comprehensive loss

    The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net loss	$(2,453)	$(3,031)	$(12,027)	$(347)
Foreign currency translation adjustment	(955)	(1,335)	(1,088)	(1,762)
Change in unrealized gains on derivatives, net of tax	7,666	—	9,069	—
Realized losses on securities, net of tax	1,054	963	3,143	963
Change in unrealized losses on securities, net of tax	(9,385)	(8,615)	(16,598)	(22,078)

Comprehensive loss	$(4,073)	$(12,018)	$(17,501)	$(23,224)

4.  Restructuring accrual

  Essex

    Since the acquisition of Essex International Inc. ("Essex") in November 1998, Superior has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, Superior initially accrued as part of the Essex acquisition purchase price a $29.7 million provision, which included $11.8 million of employee termination and relocation costs, $11.9 million of facility consolidation costs, $4.4 million of management information system project termination costs, and $1.6 million of other exit costs. During 1999, Superior revised its estimate and, as a result, increased the provision for employee termination and relocation costs, facility consolidation costs, and other exit costs by $6.1 million, $0.2 million and $1.3 million, respectively, and decreased the provision for management information system project termination costs by $1.4 million. The net increase to the accrual of $6.2 million was reflected as an increase in goodwill. As of September 30, 2001, $17.7 million, $11.6 million, $3.0 million and $2.7 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project termination costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provision for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

  Superior Israel

    During 2000, Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), recorded a $3.8 million restructuring charge for the consolidation of manufacturing facilities. As of September 30, 2001, $3.7 million has been incurred and paid. The restructuring actions eliminated approximately 123 positions, most of which were manufacturing related employees. During the nine months ended September 30, 2001, Superior Israel recorded a $1.0 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

5.  Debt

    Superior's operating activities are financed principally by a revolving credit facility which, along with Term Loan A and Term Loan B, comprise the Superior's $1.15 billion Amended and Restated Credit Agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). On July 5, 2001, Superior and its principal lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement included, among other things, revised financial covenant requirements through June 2002. The Amended Credit Agreement required Superior to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002 from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction"). The Amended Credit Agreement further required Superior by January 31, 2002 to either (i) have executed a definitive agreement related to a Deleveraging Proceeds Transaction, or (ii) meet substantially more stringent financial covenant requirements which would likely result in Superior being in default at such time, requiring Superior to seek a waiver or other modification. However, there can be no assurance that Superior would be able to obtain any such waiver or modification. If certain other interim deleveraging milestones were not met (which included obtaining a letter of intent by November 15, 2001 for a Deleveraging Proceeds Transaction), the Amended Credit Agreement required the suspension of cash interest payments on the Sub Notes on November 30, 2001 (which would necessitate obtaining consent from the Sub Notes holders).

    Upon entering into the Amended Credit Agreement, Superior initiated a process involving a Deleveraging Proceeds Transaction which was anticipated to generate proceeds significantly greater than required under the Amended Credit Agreement. While such process is currently proceeding, the events of September 11th and the adverse impact on financial markets and valuation levels has caused Superior to consider delaying a Deleveraging Proceeds Transaction until business and financial conditions improve.

    Accordingly, Superior has commenced discussions with its principal lenders seeking to further amend the Amended Credit Agreement to provide for, among other things, (i) an extension of certain milestone dates related to the Deleveraging Proceeds Transaction until the latter stages of 2002 or early 2003, including the required date for the $175 million term loan prepayment and the required date for executing a definitive agreement for a Deleveraging Proceeds Transaction, (ii) modified financial covenant performance requirements through the year ended 2002 and (iii) provisions regarding payment of interest on the Sub Notes. While no assurance can be given, Superior believes it will be successful in obtaining such amendments to the Amended Credit Agreement in the near future.

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

    Alpine has a corporate credit facility with an outstanding balance of $13.8 million at September 30, 2001 and which matures on November 15, 2001. The Company expects to liquidate such debt from proceeds of the sale of its equity holdings in PolyVision (see Note 9).

6.  Earnings per share

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 is as follows:

	Three Months Ended September 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(2,453)			$(3,031)
Less: preferred stock dividends	(9)			(10)

Basic loss per common share	(2,462)	14,684	$(0.17)	(3,041)	14,676	$(0.21)

Dilution in subsidiary and affiliate earnings from common stock equivalents	(40)	—		(1)	—

Diluted loss per common share	$(2,502)	14,684	$(0.17)	$(3,042)	14,676	$(0.21)

	Nine Months Ended September 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(12,027)			$(347)
Less: preferred stock dividends	(28)			(37)

Basic loss per common share	(12,055)	14,603	$(0.83)	(384)	14,859	$(0.03)

Dilution in subsidiary and affiliate earnings from common stock equivalents	(97)	—		(72)	—

Diluted loss per common share	$(12,152)	14,603	$(0.83)	$(456)	14,859	$(0.03)

    The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive.

7.  Infrequent and unusual charges

    The Company incurred infrequent and unusual charges of $6.4 million during the nine months ended September 30, 2001. Superior incurred infrequent and unusual charges of $1.0 million during the nine months ended September 30, 2001, related to restructuring activities at Superior Israel. Alpine incurred infrequent and unusual charges of $5.4 million during the nine months ended September 30, 2001 related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees. During the three and nine months ended September 30, 2000, Superior incurred infrequent and unusual charges of $3.9 million and $12.7 million, respectively, primarily associated with the rationalization of certain Essex manufacturing facilities. Such costs included relocation of equipment, training of new employees and production inefficiencies associated with the rationalization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands)
Net sales:
Communications	$172,051	$215,794	$594,027	$641,849
OEM	129,009	151,445	419,393	472,300
Electrical	119,246	139,984	372,049	441,056

	$420,306	$507,223	$1,385,469	$1,555,205

Operating income (loss):
Communications	$25,718	$29,158	$91,419	$95,128
OEM	12,656	16,899	41,459	59,137
Electrical	979	(326)	(4,917)	7,816
Corporate and other	(5,933)	(6,339)	(19,414)	(20,111)
Amortization of goodwill	(5,290)	(5,293)	(15,873)	(15,774)
Infrequent and unusual charges	—	(3,915)	(6,416)	(12,727)

	$28,130	$30,184	$86,258	$113,469

	September 30, 2001	December 31, 2000
Total assets:
Communications	$523,384	$544,561
OEM	304,752	302,690
Electrical	272,463	271,831
Corporate and other (including goodwill)	912,909	974,664

	$2,013,508	$2,093,746

9.  Subsequent event

    On November 13, 2001, PolyVision shareholders approved the merger of PolyVision and a wholly-owned subsidiary of Steelcase Inc. Pursuant to the merger, on November 14, 2001, Steelcase acquired for cash all of PolyVision's outstanding common stock, including Alpine's 48% ownership position in PolyVision common stock as well as PolyVision's Series B and Series C convertible preferred stock which is 100% owned by Alpine. Alpine received approximately $42 million in cash for its holdings in PolyVision and will recognize a pre-tax gain of approximately $6 to $8 million in the quarter ending December 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in two manufacturing companies.

Superior TeleCom Inc.

    Alpine holds a 50.5% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), whose balance sheet accounts and results of operations are consolidated in the financial statements of Alpine.

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

PolyVision Corporation

    As of September 30, 2001, Alpine holds a 48% common equity interest and $19.8 million of convertible preferred stock in its unconsolidated affiliate, PolyVision Corporation ("PolyVision"), a global manufacturer of visual communications and related products for the education/office markets, menus and merchandising boards for food service and banking institutions, and high performance wall systems used in the education, transportation and select architectural markets.

    Alpine currently accounts for its investment in PolyVision under the equity method of accounting resulting in recognition of Alpine's proportionate share of PolyVision's earnings or losses as a one-line item within the statement of operations. As described in Note 9, all of Alpine's common and preferred equity interest in PolyVision were acquired by Steelcase Inc. pursuant to a merger of PolyVision and a wholly-owned subsidiary of Steelcase completed on November 14, 2001.

Cookson Group plc

    Alpine also holds an ordinary share investment in Cookson Group plc ("Cookson") of less than 2%, with such investment accounted for as an available for sale investment with unrealized holding gains and losses reflected as a component of other comprehensive income. Dividends paid on the Cookson ordinary shares are recognized as other income in the statement of operations.

Results of Operations—Three and Nine Month Periods Ended September 30, 2001 as Compared to the Three and Nine Month Periods Ended September 30, 2000

    Consolidated sales for the quarter ended September 30, 2001 were $420.3 million, a decrease of 17% as compared to sales of $507.2 million for the quarter ended September 30, 2000. Adjusted for a constant cost of copper, the sales decline in the September 2001 quarter as compared to the September 2000 quarter was approximately 12%.

    Superior's Communications Group sales for the September 30, 2001 quarter were $172.1 million, a decrease of 19% on a copper-adjusted basis from the September 30, 2000 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 14% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by major telephone company customers following recently imposed budgetary constraints for the balance of 2001. Also contributing to the comparative sales decline were lower sales of fiber optic cable in the September 30, 2001 quarter which decreased 55% over the prior year period.

    Superior's OEM Group sales were $129.0 million for the quarter ended September 30, 2001, reflecting a copper-adjusted decline of 11% as compared to the September 30, 2000 quarter. The current quarter comparative sales decline reflected continued soft demand for magnet wire from Superior's major OEM customers due principally to general industrial sector weakness (particularly in the automotive, power distribution and generation, and industrial equipment sectors) which has existed since the third quarter of 2000 and which was further impacted by the events of September 11th.

    Superior's Electrical Group sales were $119.2 million for the September 30, 2001 quarter representing a decline of 2% on a copper-adjusted basis as compared to the quarter ended September 30, 2000. The comparative sales decline was due principally to weaker industry-wide demand levels as a result of overall economic conditions.

    Consolidated sales for the nine month period ended September 30, 2001 were $1.385 billion, a copper-adjusted decrease of 9% as compared to the nine month period ended September 30, 2000. The comparative reduction in sales for the 2001 nine month period was due primarily to comparative declines of 11% and 10% in Superior's Electrical Group and OEM Group sales, respectively and was attributable to previously mentioned general economic conditions.

    Gross profit for the September 30, 2001 quarter was $70.2 million, a decline of $10.1 million as compared to gross profit of $80.3 million for the quarter ended September 30, 2000. The gross profit margin in the September 2001 quarter was 16.7%, a decline on a copper-adjusted basis of 20 basis points, as compared to the prior year September quarter. The comparative decline in gross profit and gross profit margin was principally attributable to Superior's OEM Group where gross profit margins have been negatively impacted during 2001 by moderate price pressure due to overall lower demand levels. Partially offsetting the gross profit margin decline in Superior's OEM Group was improved comparative gross profit margins during the three month period ended September 30, 2001 in Superior's Electrical Group and Communications Group, due principally to productivity gains.

    For the nine month period ended September 30, 2001, gross profit was $226.2 million, a decline of 15% as compared to the prior year nine month period. The comparative reduction in gross profit was principally the result of lower sales and lower gross profit margins in Superior's Electrical Group and OEM Group associated with industry pricing conditions and the impact of the weak industrial sector economic conditions.

    Selling, general and administrative expense ("SG&A expense") for the three and nine month periods ended September 30, 2001 was $36.8 million and $117.7 million, respectively, as compared to

SG&A expense of $40.9 million and $122.7 million, respectively, for the three and nine months ended September 30, 2000. Superior's operations reflected a comparative decrease in SG&A expense of $2.3 million for the three months ended September 30, 2001 and a comparative increase in SG&A expense of $0.9 million for the nine months ended September 30, 2001, with such increase reflecting higher selling and marketing expenses to support the product development and sales growth of Superior's Communications Group fiber optic cable product line. Alpine's operations reflected a $1.9 million and $5.9 million reduction in corporate administrative expenses for the three and nine month periods ended September 30, 2001, respectively, resulting from recent administrative reorganization and cost reduction initiatives.

    The Company incurred infrequent and unusual charges of $6.4 million for the nine month period ended September 30, 2001. Superior incurred infrequent and unusual charges of $1.0 million for the nine month period ended September 30, 2001 related to restructuring activities in Superior Israel's operations. Alpine incurred infrequent and unusual charges of $5.4 million during the nine months ended September 30, 2001 related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees involved in the recent administrative reorganization. For the three and nine month periods ended September 30, 2000, Superior incurred infrequent and unusual charges of $3.9 million and $12.7 million, respectively, which were primarily associated with the rationalization of certain Essex manufacturing facilities.

    Operating income for the September 30, 2001 quarter was $28.1 million. Before infrequent and unusual charges and goodwill amortization, operating income was $33.4 million, a decline of $6.0 million as compared to the September 30, 2000 quarter. For the nine month period ended September 30, 2001, operating income before infrequent and unusual charges and goodwill amortization was $108.5 million, a decline of $33.4 million as compared to the nine month period ended September 30, 2000. The comparative decline in operating income for the current year three month period was principally attributable to lower sales in Superior's Communications Group in the September 2001 quarter and lower sales and gross margins in Superior's OEM Group. Partially offsetting the comparative decline in operating income in Superior's Communications and OEM Groups for the September 2001 quarter was a comparative improvement in operating income in Superior's Electrical Group which was attributable to productivity gains and was achieved despite lower volume and lower pricing levels as compared to the prior year comparative three month period.

    Interest expense for the three and nine month periods ended September 30, 2001 was $28.9 million and $94.5 million, respectively, representing a decrease of $5.7 million and $8.2 million, respectively, over the prior year three and nine month periods. The decrease in interest expense reflects lower short-term (LIBOR) interest rates as a result of recent Federal Reserve interest rate cuts as well as lower Alpine corporate debt levels.

    For the three month period ended September 30, 2001, other expense was $0.5 million which primarily included currency translation losses partially offset by $0.9 million in dividend income from the Company's common equity investment in Cookson. Other income amounted to $2.3 million for the three month period ended September 30, 2000, with such income being primarily due to currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked) as well as gains on sale of certain fixed assets and investments. For the nine month periods ended September 30, 2001 and 2000, other income was $3.2 million and $5.5 million, respectively, including among other items, investment income earned on certain managed fund accounts and dividend income from the Company's common equity investment in Cookson.

    For the three and nine month periods ended September 30, 2001, the Company recorded minority interest in net losses of subsidiary of $2.3 million and $6.0 million, respectively, reflecting the minority common equity interest in the losses incurred by Superior and its 50% owned subsidiary, Superior Israel. For the three and nine month periods ended September 30, 2000, the Company recorded minority interest in losses of subsidiary of $2.0 million and $0.5 million, respectively, reflecting the minority common equity interest in the losses of Superior Israel for the three and nine month periods net of the minority common equity interest in the earnings of Superior for such periods.

    Equity in earnings of affiliate represents accrued dividend income earned on Alpine's investment in PolyVision preferred stock and Alpine's proportionate common equity interest in the net earnings (losses) of PolyVision for the applicable reporting periods. Total equity in earnings recorded from the Company's investment in PolyVision amounted to $1.9 million and $2.2 million, respectively, for the three and nine month periods ended September 30, 2001.

    Income before infrequent and unusual charges and goodwill amortization for the quarter ended September 30, 2001 was $1.7 million or $0.11 per diluted share as compared to $1.8 million or $0.13 per diluted share for the quarter ended September 30, 2000. For the nine month period ended September 30, 2001, income before infrequent and unusual charges and goodwill amortization was $4.1 million or $0.27 per diluted share as compared to $13.2 million or $0.87 per diluted share for the September 30, 2000 nine month period. The reduction in pro forma earnings in the current period was principally due to lower operating income partially offset by lower interest rates.

Liquidity and Capital Resources

General

    For the nine months ended September 30, 2001, the Company generated $33.3 million in cash flows from operating activities. Cash flows provided by operating activities consisted of $33.0 million provided by operating cash flow (net loss plus non-cash items) and $0.3 million in cash flow provided by net working capital changes. Cash used for investing activities amounted to $13.8 million and consisted principally of $22.4 million of capital expenditures at Superior partly offset by $10.0 million in cash proceeds from the sale of a portion of Alpine's Cookson ordinary shares and a $7.7 million reduction in restricted cash. Cash used for financing activities which principally related to net reductions in debt, amounted to $18.8 million.

Superior TeleCom

    Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate, non recourse, financing arrangements) and other capital requirements from operating cash flow and funding availability under its $1.15 billion amended and restated credit agreement (the "Credit Agreement") and a $200 million senior subordinated credit agreement (the "Sub Notes"). Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its domestic subsidiaries, and by a majority of the common stock of its principal foreign subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios (which are discussed more fully below), limitations on the amount of dividends and restrictions on additional indebtedness.

    In addition to financing provided by Superior's credit facilities, Superior has financing availability under a receivable securitization program providing for up to $160.0 million (based on the level of accounts receivables) in short-term financing through the issuance of commercial paper. At September 30, 2001, $144.1 million was outstanding under this program which, based on the current level of accounts receivable, was fully drawn. This program, which is periodically renewable, expires on June 30, 2002, at which time Superior anticipates it will obtain an applicable renewal.

    On July 5, 2001, Superior and its lenders executed an amendment to the Credit Agreement (the "Amended Credit Agreement") effective June 30, 2001. The Amended Credit Agreement included, among other things, revised financial covenant requirements through June 2002. The Amended Credit Agreement required Superior to make, in addition to scheduled term loan repayments, a $175 million term loan prepayment by July 1, 2002 from proceeds of a major asset divestiture or other equity transaction ("Deleveraging Proceeds Transaction"). The Amended Credit Agreement further required Superior by January 31, 2002 to either (i) have executed a definitive agreement related to a Deleveraging Proceeds Transaction, or (ii) meet substantially more stringent financial covenant requirements which would likely result in Superior being in default at such time, requiring Superior to seek a waiver or other modification. However, there can be no assurance that Superior would be able to obtain any such waiver or modification. If certain other interim deleveraging milestones were not met, the Amended Credit Agreement also required the suspension of cash interest payments on the Sub Notes on November 30, 2001 (which suspension would necessitate obtaining consent from the Sub Notes holders).

    Upon entering into the Amended Credit Agreement, Superior initiated a process involving a Deleveraging Proceeds Transaction which was anticipated to generate proceeds significantly greater than required under the Amended Credit Agreement. While such process is currently proceeding, the events of September 11th and the adverse impact on financial markets and valuation levels has caused Superior to consider delaying a Deleveraging Proceeds Transaction until business and financial conditions improve.

    Accordingly, Superior has commenced discussions with its lenders seeking to further amend the Amended Credit Agreement to provide for, among other things, (i) an extension of certain milestone dates related to completion of a Deleveraging Proceeds Transaction until the latter stages of 2002 or early 2003, including the required date for the $175 million term loan prepayment and the required date for executing a definitive agreement for a Deleveraging Proceeds Transaction, (ii) modified financial covenant performance requirements through the year ended 2002 and (iii) provision regarding payment of interest on the Sub Notes. While no assurance can be given, Superior believes it will be successful in obtaining such amendments to the Credit Agreement in the near future and that Superior will be able to successfully complete a Deleveraging Proceeds Transaction within the revised time frame.

    At September 30, 2001 Superior had unused and excess borrowing availability under the Amended Credit Agreement of $88 million and cash on hand of $14 million resulting in total operating funds availability of $102 million which, along with its operating cash flow, is used to service Superior's normal operating commitments.

    Over the next twelve month period Superior (excluding its Superior Israel operations) anticipates a substantial reduction in cash flow required to service interest costs and capital expenditure obligations. Superior is currently benefiting from the substantial reduction in market interest rates that have occurred over the past nine months. Cash interest expense, based on current market interest rates, is expected to approximate $80-$85 million over the next twelve months, a reduction of $35-$40 million from cash interest costs incurred in 2000. Capital expenditures are expected to approximate $20-$25 million over the next twelve month period, a reduction of $38-$43 million from capital expenditures in 2000. Further, Superior will be deferring dividend payments on the outstanding Trust Convertible Preferred Securities resulting in annualized cash flow savings of $14 million. Unpaid dividends are cumulative and accrue interest at a rate of 8.50% per annum.

    In the aggregate, Superior believes that it has reduced its annual cash outflow requirement for interest, dividends and capital expenditures by more than $90 million from 2000 levels. Superior further believes its cash and credit availability ($102 million at September 30, 2001), together with internal operating cash flow will be sufficient to service the anticipated reduced level of commitments as well as meet all ordinary term loan amortization requirements over the next twelve month period. However, a material adverse change in working capital requirements or a meaningful reduction in anticipated operating results could have adverse consequences with respect to cash flow. Additionally, there could be adverse consequences if Superior is not successful in obtaining the aforementioned amendment to its Amended Credit Agreement, which could result in Superior not being in compliance with certain financial covenants as of December 31, 2001 or meeting certain milestone dates for a Deleveraging Proceeds Transaction, the earliest of which is January 31, 2002. Such outcome, which is not currently anticipated, could result in restricted access to otherwise available borrowings and an acceleration of debt under the Amended Credit Agreement.

    Superior Israel's operations are funded and financed separately, on a non-recourse basis to Superior, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At September 30, 2001, Superior Israel had $10.4 million in excess availability under its revolving credit facility.

Alpine Corporate

    As of September 30, 2001, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior, PolyVision and Cookson) of approximately $10 million. As discussed in Note 9 to the accompanying financial statements, on November 14, 2001 Steelcase Inc. acquired all of Alpine's equity interests in PolyVision resulting in cash proceeds to Alpine of approximately $42 million.

    Alpine also owns approximately 10.5 million common shares (representing 50.5% common share ownership) of Superior (NYSE:SUT) with a market value on November 9, 2001 of approximately $9.4 million.

    As of September 30, 2001, the Company owned 14.3 million ordinary shares of Cookson (FTSE: CKSN.L) common stock. During the nine months ended September 30, 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of Cookson. Under these arrangements, the Company has executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These arrangements allow borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at September 30, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003. At September 30, 2001, the Company held 3.8 million Cookson shares not subject to the above "collar" arrangements with a fair market value as of November 9, 2001 of $4.8 million.

    At September 30, 2001, Alpine had $13.8 million outstanding under a corporate revolving credit facility which matures on November 15, 2001. Alpine intends to pay off all its outstanding borrowings under this facility through application of cash proceeds from the sale of its investment in PolyVision.

    Upon completion of the sale of PolyVision (including the receipt of $42 million in cash) and the payoff of the aforementioned corporate revolving credit facility, Alpine will have cash and cash equivalents of more than $35 million.

    Alpine has no other major commitments over the next twelve months other than periodic interest cost on Alpine's senior subordinated notes ($1.4 million annually); Alpine corporate overhead expense, which has been substantially reduced over the past six month period; and payments to certain former employees of contractual retirement and deferred compensation arrangements. For the next twelve month period, Alpine expects to fund these aforementioned commitments from available cash reserves.

Impact of Recent Technical Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method in accounting for business combinations initiated after June 30, 2001. SFAS

No. 142, which is effective for the Company beginning January 1, 2002, requires that goodwill and certain other intangibles assets be reviewed annually for impairment. SFAS No. 142 also requires companies to cease amortization of existing goodwill and certain intangible assets upon adoption of this statement. Beginning January 1, 2002, the Company will discontinue recognition of expense charges for amortization of goodwill; however, goodwill will be subject to impairment reviews beginning in the first quarter of 2002, which may result in future periodic write-downs. Management is in the process of evaluating what impact the initial impairment assessments may have on the Company's financial statements.

    In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

    None.

(b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.
Date: November 14, 2001	By:	/s/ DAVID S. ALDRIDGE
David S. Aldridge Chief Financial Officer (duly auathorized officer and principal financial and accounting office

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES