Form 10-K
period 2001-12-31
ALPINE GROUP INC /DE/
filed 2002-04-04
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-9078

THE ALPINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1620387 (I.R.S. Employer Identification No.)
One Meadowlands Plaza East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip code)

Registrant's telephone number, including area code 201-549-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At March 25, 2002, the registrant had 13,992,613 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant on such date was approximately $16.0 million based on the closing price of $1.54 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for the Company's Annual Meeting of Stockholders in Part III of this Form 10-K.

PART I

Item 1. Business

        The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company which over the past five years has held major investments in three substantial industrial manufacturing companies including: Superior TeleCom Inc. (NYSE: SUT), PolyVision Corporation and Premier Refractories Inc.

        In August 1999, Alpine sold its common equity interest in Premier Refractories Inc. ("Premier") to the Cookson Group, plc ("Cookson") a diversified materials company traded on the London Stock Exchange. The Company received total proceeds from the sale of approximately $139 million principally in the form of Cookson ordinary shares and recorded an after tax gain of approximately $35 million for the year ended December 31, 1999.

        In November 2001 Alpine sold its common and preferred stock interest in PolyVision Corporation ("PolyVision") to Steelcase Inc. (NYSE: SCS) a major manufacturer of office furniture and integrated office environment products. Total proceeds received by Alpine from the PolyVision sale amounted to approximately $41 million and the Company reported a pretax gain from such sale of $8.4 million for the year ended December 31, 2001.

        With the sale of Premier and PolyVision, the Company's principal investments as of December 31, 2001 include (i) a 50.2% common equity ownership in Superior TeleCom Inc. ("Superior"), (ii) a remaining investment of 14.3 million ordinary shares of Cookson (which represents less than 2% of Cookson ordinary shares) and (iii) $33.2 million in corporate cash and cash equivalents.

        As a 50.2% owned subsidiary, the operating results and balance sheet of Superior are consolidated with Alpine. As discussed further herein, Superior has a highly leveraged capital structure with approximately $1.3 billion in debt. However, Alpine has not guaranteed and is not liable for Superior's debt (other than guarantees with respect to certain capital lease arrangements). Included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" is an analysis of Alpine's balance sheet and capital structure excluding the impact on Alpine of Superior's leveraged balance sheet and capital structure.

        The remainder of the information incorporated into Item 1. "Business" addresses principally the business and operations of Superior.

        Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987.

Superior Telecom Inc.

General

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior") is the largest wire and cable manufacturer in North America and the fourth largest in the world. Superior manufactures wire and cable products for the communications, original equipment manufacturer, or "OEM", and electrical markets. Superior is a leading manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates 30 manufacturing facilities in the United States, Canada, United Kingdom, Israel and Mexico.

Organizational History

        Superior was incorporated in July 1996 as a wholly-owned subsidiary of Alpine. In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., were contributed to Superior. Immediately thereafter, Superior completed an initial public offering of its common stock, pursuant to which Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine's December 31, 2001 common stock interest in Superior was 50.2%.

        Superior effected a five-for-four stock split on February 2, 1998 and on February 3, 1999, and issued a 3% stock dividend on February 11, 2000.

Acquisitions

        During the period 1995-1998 Superior, including its predecessors, completed two significant acquisitions resulting in a major consolidation of the North American wire and cable industry. In May 1995, Superior Telecommunications Inc. acquired the North American copper telecommunications wire and cable operations of Alcatel N.A. Cable Systems, Inc. and Alcatel Canada Wire, Inc. With this acquisition, Superior became the largest North American manufacturer of copper communications wire and cable.

        In November 1998, Superior, through a wholly-owned subsidiary, acquired approximately 81% of the outstanding shares of common stock of Essex International Inc. ("Essex") through a cash tender offer for an aggregate price of approximately $770 million. Then, in March 1999, Essex merged with Superior's wholly-owned subsidiary, pursuant to which the holders of the remaining 19% of the outstanding shares of common stock of Essex received, in the aggregate, $167 million liquidation value of an 8 1/2% trust convertible preferred security of Superior Trust I, a Delaware trust in which Superior owns all the common equity interests. Essex, through its subsidiaries, manufactured and distributed wire and cable products, including magnet wire, building wire and copper communications wire and cable. As a result of the acquisition of Essex, Superior became the largest wire and cable manufacturer in North America and the fourth largest wire and cable manufacturer in the world.

        During 1998, Superior also expanded its international operations with the acquisition of a 51% controlling interest in Cables of Zion United Works, Ltd. ("Cables of Zion"). Cables of Zion was an Israel-based cable and wire manufacturer whose primary products included fiber and copper communications wire and cable and power cable. Cables of Zion products were sold primarily into the Israeli and European markets. During 1998 and 1999, Cables of Zion also acquired two other wire and cable companies in Israel, Cvalim-The Electric Wire & Cable Company of Israel Ltd. and Pica Plast Limited. As a result of these acquisitions, Cables of Zion, which changed its name to Superior Cables Limited, became the largest wire and cable manufacturer in Israel with an approximate 80% market share. The operations of Superior Cables Limited, including the acquired operations of Cvalim and Pica Plast, are hereinafter referred to as "Superior Israel".

Corporate Reorganization and Operational Restructurings

        During 1999 and 2000, Superior completed a significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets. In April 1999, Superior completed a corporate reorganization which included the elimination of more than 130 corporate and divisional general and administrative positions at Essex. Annual savings in corporate expenses from these personnel reductions, along with other corporate general and administrative cost reductions and synergies, approximated $25 million. Superior also divested non-core product lines, including the sale of the business and operating assets of Essex's insulation products business in October 1999 and its Interstate operations (wiring assemblies for trucks and buses) in December 1999. Additionally during this period, Superior completed a restructuring and rationalization of the operating assets comprising Essex's Electrical Group which included the shutdown or sale of six electrical wire manufacturing plants with the Electrical Group manufacturing operations being consolidated into six remaining facilities. This restructuring resulted in the elimination of approximately 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity, all of which was considered excess capacity. As a result of the above mentioned activities, Superior had eliminated by December 31, 2001 approximately 1,100 positions in the aggregate, a 25% reduction in Essex's total workforce since the beginning of 1999.

        During 2001 and in response to weak economic and business conditions, Superior further reduced its production and manufacturing costs through a combination of permanent job eliminations and temporary plant shutdowns and short-term furloughs and layoffs. During 2001, Superior's work force was reduced by an additional 677 employees through permanent job eliminations.

Recent Debt Amendments

        During 2001 and through March 31, 2002, Superior completed three major amendments to its principal bank credit agreements. In June 2001, Superior completed an amendment to its senior secured bank credit agreement which included, among other matters, a provision requiring that Superior complete a deleveraging event, in the form of an asset sale or other equity transaction, that would generate at least $175 million in net proceeds to be applied to senior secured debt reduction by July 1, 2002. As a result of this amendment, Superior initiated a process in August 2001 contemplating the sale of its Communications Group operations. Due to the slowing U.S. economy, the events of September 11, 2001 and the ensuing impact on the financial and capital markets, Superior announced in December 2001 that it was postponing this asset sale process until business and economic conditions improved and the financial and capital markets stabilized. On December 27, 2001, Superior entered into a subsequent amendment to its senior secured bank credit agreement which extended the date for completion of the asset sale or other equity transaction and $175 million debt repayment through January 3, 2003. In March 2002, Superior entered into a further amendment to its senior bank credit agreement which eliminated the requirement that it repay $175 million of its senior secured bank debt by January 3, 2003. The March 2002 amendment also deferred until January 31, 2003 certain term loan principal amortization requirements otherwise due in 2002 and modified certain financial covenants for 2002 lowering the minimum operating performance hurdles for compliance. As a result of the March 2002 amendment, Superior will not be required to complete a deleveraging event, in the form of an asset divestiture or other equity transaction during 2002. However, Superior will continue to consider asset divestitures as a possible course of action for further deleveraging Superior's balance sheet based on economic conditions, financial markets and asset valuations.

        Superior's capital structure is highly leveraged and Superior continues to be exposed to liquidity risks associated with, among other factors, the requirement that it comply with various financial covenants imposed by its senior secured bank credit agreement and the uncertainty of future operating results and other factors, such as working capital changes (including the impact of changes in vendor trade credit arrangements) that may impact Superior's liquidity on an ongoing basis. For further discussion of these matters, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources."

Communications Group

        Superior's Communications Group includes its North American communications wire and cable operations as well as the operations of Superior Israel.

        The Communications Group North American operations manufacture and sell the following communications wire and cable products:

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

        Superior is the largest manufacturer of copper communications cable in North America, and the largest manufacturer of copper OSP wire and cable products worldwide.

        The Communications Group North American operations also include the operations of DNE Systems, Inc. ("DNE"). DNE designs and manufactures data communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications. DNE's net sales are not material in relation to the total net sales of the Communications Group.

Current Business Environment

        The Communications Group North American operations experienced reduced demand levels in 2001 in each of the Communications wire and cable product sectors delineated above. These reduced demand levels particularly impacted the fourth quarter of 2001 and continue to impact demand through the early portion of 2002.

        In the copper OSP wire and cable product sector, revenues declined 25% in the fourth quarter of 2001 as compared to the 2001 third quarter and were 31% below comparative revenues in the fourth quarter of 2000, reflecting substantial infrastructure spending reductions initiated by the regional Bell operating companies ("RBOCs") and independent telephone operating companies during the latter half of 2001. In addition, four of the major telephone operating companies experienced negative access line growth in the local loop in 2001 which contributed to reduced demand for copper OSP products. Forecasts for capital spending by major telephone operating companies for 2002 are below levels experienced in 2000 and 2001. As discussed further herein, Superior believes that more than 50% of its copper OSP product sales are associated with repair and maintenance applications within the local loop. Thus, while there can be no certainty, Superior believes that demand for copper OSP products will improve later in 2002 since, in management's opinion, expenditures for maintenance and repair cannot be deferred indefinitely.

        In the fiber optic OSP cable product sector, the dramatic growth in demand for fiber optic OSP products experienced over the past 3-5 years came to an abrupt halt in 2001, with demand declining by approximately 60% in the second half of 2001 compared to the first half of the year. Pricing levels also declined over this same period. The significant reduction in demand for fiber OSP products is believed to be attributable to the substantial overbuild over the past several years of long haul fiber optic networks by emerging, as well as established, long distance companies, and, to a lesser degree, CATV operators and major telephone companies.

        In the copper and fiber optic premise product sector, demand for LAN and voice cable declined approximately 20-25% in 2001 as compared to 2000 with an attendant impact on the pricing in these markets. Reduction in demand for premise products is principally associated with reductions in overall investments in telecom projects including reduced spending for computer networks and other information technology infrastructure projects.

        In response to the continued weak demand in early 2002, the Communications Group closed its manufacturing facility in Elizabethtown, Kentucky in March. This closure, representing approximately 15% of the Communications Group total capacity, will permit the Communications Group to permanently eliminate the fixed and variable costs associated with this facility and redistribute its production requirements to operate its remaining facilities in a more cost-efficient manner without loss of service to its customers. Including the headcount reductions associated with this closing, the Communications Group has permanently reduced its employee workforce by more than 22% since the beginning of 2001.

Copper OSP Products

        Copper wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs, which include the RBOCs and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. Superior believes that copper will continue to be a leading transmission medium in the local loop due to factors such as:

  •
  the installed base of copper cable and associated switches, connectors and other accessory components represents an investment of over $150 billion that must be maintained by the LECs;

  •
  the lower installation costs of copper compared to optical fiber and other media;

  •
  technological advances, such as digital subscriber line ("xDSL") technologies that increase the bandwidth of the installed local loop copper network;

  •
  the demand by consumers for affordable enhanced services which, because of technological advances, can be supported by the copper-based local loop; and

  •
  the demand for affordable multiple residential access lines to support fax machines, Internet access and multiple voice lines.

        Demand for copper OSP wire and cable is dependent on several factors, including the rate at which new access lines are installed in homes and businesses, the level of infrastructure spending for items such as road-widenings and bridges, which generally necessitates replacement of existing utilities including telephone cable, and the level of general maintenance spending by the LECs. The installation of new access lines is, in turn, partially dependent on the level of new home construction and expansion of business.

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

        Copper usage in the local loop continues to be supported by technological advances that expand the use and bandwidth of the installed local loop copper network. These technologies, together with regulatory developments and increased competition among service providers, have accelerated the demand for and the introduction of new high-speed and bandwidth-intensive telecommunications services, such as integrated voice and data, broadcast and conference quality video, Internet, high-speed

LAN-to-LAN connectivity and other specialized bandwidth-intensive applications, all of which can now be provided over the copper based local loop network.

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

        For the year ended December 31, 2001, net sales of copper OSP products accounted for 63% of the Communications Group net sales.

        Superior has historically been a key supplier of copper OSP wire and cable to the RBOCs and Sprint Corporation. It is estimated that the RBOCs and Sprint comprise approximately 80% of the North American copper OSP market. The remaining 20% of the North American market is comprised of more than 1,200 smaller independent telephone companies. Prior to the Essex acquisition, Superior was not a major supplier to the smaller independent telephone companies due to capacity constraints and lack of established distributor relationships. The Essex acquisition provided Superior both the capacity and the established distributor network to address this market. For the year ended December 31, 2001, 56% of Superior's copper OSP net sales were to the RBOCs and Sprint. Superior sells to the RBOCs and major independent telephone companies through a direct sales force. With the acquisition of Essex, Superior's OSP wire and cable products are increasingly being sold through domestic and international distributors and sales representatives.

        Superior's sales to the RBOCs and the major independent telephone operating companies are generally pursuant to multi-year supply arrangements in which the customer agrees to have Superior supply a certain portion of the customer's OSP wire or cable needs during the term of the arrangement. Typically, customers are not required to purchase any minimum quantities of product under these arrangements. At December 31, 2001, Superior had multi-year arrangements with three of the four RBOCs and with Sprint.

Broadband Products

        Superior's broadband products include: (1) OSP fiber and composite cables and (2) copper and fiber optic premise wire and cable products. These products are designed to meet the highest bandwidth requirements necessary in trunking and feeder applications to service the growing demand for increasing transmission rates within the copper based local loop distribution network and to service the high transmission rate requirements of local area and wide area networks. Sales of broadband products for the year ended December 31, 2001 accounted for 15% of the Communications Group net sales.

Fiber Optic OSP Products

        For many years the use of fiber optic OSP cable was principally limited to trunking applications and, to a lesser degree, high density feeder applications within the local exchange network. During this period the fiber optic OSP cable market was dominated by major vertically integrated optical fiber producers, including Corning, Inc. and Lucent Technologies Inc., who held significant technological and cost advantages. Prior to 2001, the demand for fiber optic cable increased dramatically in the feeder network as a funnel to support the emerging high bandwidth digital copper loops and as both a backbone and distribution medium for CATV applications. Technological advances have now allowed other manufacturers to cost efficiently produce fiber optic OSP cable products and effectively compete with the major vertically integrated fiber optic cable producers.

        The fiber optic OSP cables Superior manufacturers can be used in a variety of installations such as aerial, buried and underground conduit and can be configured with two to over 280 fibers, which are typically single-mode fibers. These cables are sold to Superior's traditional customers, such as distributors and LECs (including the RBOCs), as well as new customers, such as CATV companies and campus networks. Superior estimates the North American market for fiber optic OSP cables similar to those manufactured by Superior to be approximately $1.9 billion.

Premise Products

        Premise wire and cable is used within buildings to provide connectivity for telecommunications networks and LANs and within switching structures to connect various electronic switching and testing components. Rapid technological advances in communication and computer system capabilities have created increasing demand for greater bandwidth capabilities in wire and cable products. Demand for premise wire and cable products is dependent upon new office building construction, technological upgrades of existing office buildings networks and residential access line demand.

        There are two primary applications for communications wiring systems within buildings: voice applications, estimated at 15% of new wiring system investment and data applications, estimated at 85% of new wiring system investment. The primary voice application consists of networking telephone stations. The primary data application is LANs, which require the wired interconnection of workstations and peripherals, such as printers and file servers, to form a network.

        Four major types of cables are currently deployed in premise applications: (1) LAN copper twisted pair (unshielded twisted pair or "UTP" and shielded twisted pair or "STP"), (2) LAN fiber optic cable, (3) LAN coaxial cable and (4) voice grade twisted copper pair.

        Superior's current premise wire and cable product offerings include voice grade twisted pair, LAN UTP and LAN fiber optic cable. Superior's LAN UTP product offerings include Category 6 cables and Category 5e cables ranging in size from 4-pair to 25-pair. These cables are designed and manufactured for use in both plenum (horizontal) and riser (vertical) applications. Superior has recently developed and has begun manufacturing, marketing and selling LAN fiber optic cables. These cables, which may be used for LAN trunking or distribution applications, contain from one to 144 fibers, and are used in plenum and riser applications within buildings.

        Superior's premise wire and cable products are sold primarily through major national and international distributors, smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets.

        The premise wire and cable market is fragmented with nearly 25 premise wire and cable manufacturers in North America and more than 75 worldwide. Major suppliers in North America include Lucent Technologies Inc., Cable Design Technologies Corporation, Berk-Tek, Belden Inc., CommScope Inc., General Cable Corporation, Corning, Inc. and Avaya Inc. Superior estimates the North American market for premise wire and cable products similar to those manufactured by Superior to be approximately $1.7 billion.

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

        Superior Israel's major product offerings include: (1) communications cable including copper and fiber optic OSP and premise products; (2) high and medium voltage power cable utilized by power utilities; and (3) industrial and automotive wire and cable.

        Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company and IEC, the largest Israeli power utility. Product export sales outside of Israel amounted to 29% of total sales for the year ended December 31, 2001. The major export markets include Europe, Latin America and Southeast Asia.

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

        In 1998, Essex, prior to its acquisition by Superior, acquired BICC's UK-based magnet wire operations. This acquisition allows Superior to participate in growth arising from the consolidation of the Western European magnet wire market and from economic growth and development in Eastern Europe. During 2000, Superior substantially completed construction of a new magnet wire manufacturing facility located in Torreon, Mexico. This new facility is strategically located to service, on a cost effective basis, major U.S. OEM customers with Mexican manufacturing locations as well as to service directly new market opportunities in Mexico and Central America. In the fourth quarter of 2001, the Company was granted a full maquila permit allowing it to manufacture, market and distribute a full range of products to Mexican national companies. With the addition of the Torreon facility, the OEM Group operates 12 manufacturing plants and 21 warehousing and distribution locations in North America and the U.K.

        For the year ended December 31, 2001, sales of magnet wire accounted for 74% of the OEM Group net sales.

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

        Due to the weak industrial economic environment, the North American market for magnet wire declined by an estimated 10-15% during 2001 resulting in a reduction in net sales of magnet wire products in 2001. Although sales of automobiles were at record levels during 2001, magnet wire producers did not experience significant gains from this sector as auto manufacturers reduced inventories and automobile production did not keep pace with sales. Additionally, the demand for household appliances, industrial motors, compressors, transformers and generators experienced a marked decline in 2001. However, over the long-term, Superior believes there will be growth in the magnet wire industry driven by increasing demand for electrical devices containing motors for, among other things, home appliances and automobiles. The automotive industry's shift to a 42-volt electrical system should also stimulate demand for magnet wire as more electrical systems and components are added to vehicles. Additionally, federal government mandates are requiring higher energy efficiency from electrical devices, which is achieved by using, on average, 25% more magnet wire in higher efficiency motors and transformers.

        Due to the substantial initial capital costs associated with magnet wire production, the importance of consistent quality, stringent technological requirements and the cost advantages of larger magnet wire producers, significant industry consolidation has occurred during the past ten years in the North American magnet wire industry. In addition, the percentage of domestic magnet wire produced by independent magnet wire manufacturers, such as Superior, has grown over the last several years as the manufacturing capacity of captive magnet wire producers (electrical equipment manufacturers who internally produce their own magnet wire) has declined as a result of outsourcing. It is estimated that captive magnet wire manufacturers now represent only 7% of total magnet wire production in North America.

        Superior offers a comprehensive line of magnet wire products including over 500 types of magnet wire used in a wide variety of applications. Magnet wire is insulated copper or aluminum wire that is wound into coils for use in electromagnetic devices including motors, alternators, transformers, control devices and power generators.

        Superior works closely with global OEMs to develop new magnet wire products for applications in energy efficient motors, generators and transformers. In recent years, Superior has introduced the Ultra Shield™ Plus wire for use by global OEM motor manufacturers in inverter drive motors where high voltage spikes are encountered. Other new products include Soderon®/180 and Soderex®/180 both used in appliance controls in higher temperature applications. These products allow for increased throughput with faster soldering times than conventional high temperature type products. Superior is also a leader in product palletizing and packaging with a focus on ease of handling, reduced freight damage, environmental disposal issues and cost reduction.

        Superior's magnet wire products are sold directly to major OEMs and, through its Essex Brownell distribution business, to secondary OEMs, aftermarket repair facilities, coil manufacturers and distributors. Products are also marketed internationally through authorized distributors.

        Sales to major OEMs, including, among others, Emerson, Delphi Automotive Systems, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual or multi-year supply agreements with a percentage of each customer's total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the year ended December 31, 2001, approximately 84% of magnet wire sales were pursuant to such supply arrangements.

Essex Brownell Distribution and Accessory Products

        Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets. The Essex Brownell distribution operations include a nationwide sales force, supported by over 20 strategically located distribution and warehouse locations. In addition to magnet wire, the Essex Brownell line includes products from manufacturers such as 3M, Permacel, Dow Corning and P.D. George. Superior believes that it has a distinct competitive advantage as it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets.

Electrical Group

        Superior's Electrical Group manufactures and distributes a complete line of building wire products as well as a limited line of industrial wire products. As discussed above in "Recent Corporate Reorganization and Operational Restructurings", the Electrical Group has consolidated its manufacturing operations reducing its manufacturing facilities from twelve to six remaining manufacturing facilities in the United States. This manufacturing consolidation eliminated excess capacity and has resulted in lowered manufacturing cost and an overall improved cost structure.

        Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground. The industrial wire product segment (which forms a much smaller component of sales than building wire) includes appliance wire, motor lead wire, bulk flexible cord, power supply cord sets, welding cable and recreational vehicle wire.

        Superior is one of the leading manufacturers in North America of copper building wire products used in commercial and residential applications. Demand for building wire is correlated with the level of renovation activity, as well as new construction. The demand for building wire in both new construction and renovation is affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, greater wiring density is required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty lighting and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is increasing in size and thus influencing demand in this industry.

        The building wire industry has experienced significant consolidation in recent years, declining from approximately 30 manufacturers in 1980 to 8 primary manufacturers in 2001. Superior believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and manufacturing, purchasing and distribution economies of scale. In 2001, there was a major industry consolidation between Superior's two largest competitors, with Southwire acquiring the building wire operations of General Cable. With the acquisition, Southwire became the largest manufacturer of building wire with an approximate 40% market share. Notwithstanding this consolidation of suppliers, there still exists excess manufacturing capacity for building wire which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. Since 1999, market pricing for building wire products has declined substantially with copper adjusted pricing reaching five year lows in 2001. As previously discussed, Superior has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

        In the industrial wire market, Superior has a significantly smaller market position than in the building wire industry. Factors impacting sales growth in this market include the construction and expansion of manufacturing plants and consumer spending for hard goods. Due to the diversity of product offerings within this industry, Superior's competition is fragmented across product lines and markets served.

        Superior sells its electrical wire and cable products nationally through an internal sales force and through manufacturers' representatives. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounts for more than 10% of the Electrical Group net sales.

        Superior serves wholesale electrical and specialty distributors through strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" products including substantially all of Superior's building and industrial wire products. To a lesser degree, these RDCs provide regionally centralized distribution for communication wire and cable, magnet wire and related insulation products. Superior currently operates four RDCs located in Georgia, Missouri, California and Indiana.

Raw Materials and Manufacturing

        The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. Superior estimates it is the largest North American consumer of copper rod with over 900 million pounds used annually in its production process. Due to the importance of copper to its business, Superior maintains a centralized metals operation that manages copper procurement and provides vertical integration in the production of copper rod and in scrap recycling.

        Superior maintains four copper rod continuous casting units strategically located in proximity to many of its major wire producing plants to minimize freight costs. These facilities convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior is able to produce approximately 70% of its North American copper rod requirements.

        In addition to converting copper cathode into copper rod, Superior's also has a metal processing center which processes copper scrap, both internally generated scrap as well as scrap purchased from other copper wire producers. Copper scrap is processed in rotary furnaces, which also have refining capability to remove impurities. Superior uses a continuous casting process to convert scrap material directly into copper rod. Management believes that internal reclamation of scrap copper provides greater control over the cost to recover Superior's principal manufacturing by-product.

        Superior purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Generally, copper cathode and rod purchases are pursuant to supply agreements which extend for a one-year period and are normally based on the COMEX price and, in the case of rod, an adder to reflect cathode conversion, plus a premium to cover transportation and payment terms.

        Historically, Superior has had adequate supplies of copper available to it from producers and merchants, both foreign and domestic. In addition, competition from other users of copper has not affected Superior's ability to meet its copper procurement requirements. Although Superior has not experienced any shortages in the recent past, no assurance can be given that Superior will be able to procure adequate supplies of its essential raw materials to meet its future needs.

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

        During 1999 and 2000, availability of optical fiber was limited at times due to rapid growth in product demand. Demand for optical fiber declined dramatically in 2001 resulting in substantial excess capacity for optical fiber. Accordingly, the Company does not anticipate any shortfall in meeting its procurement requirements for optical fiber in the foreseeable future.

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

Export Sales

        Superior's export sales during the year ended December 31, 2001 were $140.5 million. Superior's primary markets for export sales are Latin America and Europe.

Backlog; Returns

        Backlog in the communications wire and cable segment typically consists of 2-5 weeks of sales depending on seasonal and overall industry demand issues. Superior's other product lines have no significant order backlog because Superior follows the industry practice of stocking finished goods to meet customer demand on a just-in-time basis. The Company believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which Superior operates. Historically, sales returns have not had a material adverse effect on the Company's results of operations.

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

Research And Development

        Superior operates research and development facilities in Kennesaw, Georgia, Lafayette, Indiana and Fort Wayne, Indiana. The Kennesaw facility's efforts primarily address the needs of the Communications Group premise product lines and product cost-reduction activities. The Lafayette facility is focused on the development of improved PVC and rubber compounds which are used as insulation and jacketing materials for many communication, automotive, building and industrial wire products. At the Fort Wayne facility, Superior's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

        Aggregate research and development expenses during the fiscal year ended April 30, 1999, the eight months ended December 31, 1999 and the years ended December 31, 2000 and 2001 amounted to $5.1 million, $4.1 million and $7.2 million and $9.0 million, respectively.

        Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

Employees

        As of December 31, 2001, the Company employed approximately 5,300 employees substantially all of which are employees of Superior. Approximately 1,989 persons employed by the Company are represented by unions. The Company closed its Elizabethtown, Kentucky facility in March 2002 reducing the number employed by approximately 200 persons. Collective bargaining agreements expire at various times between 2002 and 2004, with contracts covering approximately 14% of the Company's unionized work force due to expire at various times in 2002. The Company considers relations with its employees to be satisfactory.

Environmental Matters

        The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Superior or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Superior. No material expenditures relating to these matters were made in 1999 or 2000. During 2001, expenditures of $1.4 million were made principally related to the installation of air emission control equipment at one of Superior's facilities in Indiana.

Item 2. Properties

        Alpine conducts its principal operations at the facilities set forth below which primarily represent the facilities of Superior:

OPERATION	LOCATION	SQUARE FOOTAGE	LEASED/OWNED
Communications
OSP/Datacom	Brownwood, Texas Chester, South Carolina Elizabethtown, Kentucky(a) Hoisington, Kansas Kennesaw, Georgia Tarboro, North Carolina Winnipeg, Manitoba	415,000 210,000 190,000 275,000 58,000 295,000 184,000	Leased (expires 2013) Owned Owned Owned Leased (expires 2002) Owned Owned
DNE	Wallingford, Connecticut	65,000	Leased (expires 2007)
Superior Israel	Shaar Hanegav, Israel Bet-Shean, Israel Maalot, Israel	351,000 181,000 46,000	Owned Leased (expires 2005) Leased (expires 2008)
OEM
Magnet Wire	Charlotte, North Carolina Fort Wayne, Indiana Franklin, Indiana(b) Franklin, Tennessee Huyton Quarry, U.K. Kendallville, Indiana Rockford, Illinois Torreon, Mexico Vincennes, Indiana	26,000 181,000 35,000 289,000 146,000 88,000 319,000 317,000 267,000	Leased (expires 2006) Owned Owned Leased (expires 2008) Owned Owned Owned Owned Owned
Accessory Products.	Athens, Georgia Clifton Park, New York Willowbrook, Illinois	30,000 22,000 60,000	Leased (expires 2016) Leased (expires 2016) Leased (expires 2016)
Electrical
Building Wire	Anaheim, California Columbia City, Indiana Florence, Alabama Orleans, Indiana Sikeston, Missouri	174,000 400,000 129,000 425,000 189,000	Owned Owned Owned Owned Owned
Industrial Wire	Lafayette, Indiana	350,000	Owned
Metals Processing.	Columbia City, Indiana Jonesboro, Indiana	75,000 56,000	Owned Owned
Administrative Offices	Atlanta, Georgia Fort Wayne, Indiana East Rutherford, New Jersey	39,000 295,000 3,800	Leased (expires 2008) Owned Leased (expires 2005)

(a)
The Elizabethtown, Kentucky facility was closed in March 2002.

(b)
The Franklin, Indiana facility is approximately 70,000 square feet, of which 35,000 square feet is leased to Femco Magnet Wire corporation, a joint venture between Superior and the Furukawa Electric Co., Ltd., Tokyo, Japan. Femco manufactures and markets magnet wire with special emphasis on products required by Japanese manufacturers with production facilities in the United States.

        In addition to the facilities described in the table above, Superior owns or leases 29 warehousing and distribution facilities throughout the United States, Canada and United Kingdom to facilitate the sale and distribution of its products.

        Superior believes its facilities are generally suitable and adequate for the business being conducted and to service the requirements of its customers. In 2000 and 1999, the utilization of the facilities was consistent with historical patterns and, in the view of management, was satisfactory. Manufacturing facilities operated on 24 hour-a-day schedules on either a five or seven day a week basis. During 2001, Superior experienced a decline in demand for its products due to the overall recessionary environment and certain industry specific conditions. In response, Superior curtailed production at certain facilities and reduced the level of operations in each of its segments at various times during the year. In early 2002, Superior closed its Communications Group facility in Elizabethtown, Kentucky to more closely align the productive capacity of the Communications Group with market demand. Management will continue, as necessary, to take the appropriate actions to adjust its productive capacity.

Item 3. Legal Proceedings

        The Company is engaged in certain litigations arising in the ordinary course of business. While the outcome of these litigations can never be predicted with certainty, the Company does not believe that any of the existing litigation or threatened proceedings either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

        Superior's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at Superior's past and current facilities and at off-site disposal locations. On-site contamination at certain of Superior's facilities is the result of historic activities, including certain activities attributable to Superior's operations and those occurring prior to the use of a facility by Superior. Off-site liability includes clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which Superior has been identified by the United States Environmental Protection Agency, or state environmental agency, as a Potentially Responsible Party ("PRP") or the equivalent.

        Essex (including subsidiaries thereof) has been named as a PRP at a number of sites. Most of the sites for which Essex is currently named as a PRP are covered by an indemnity from United Technologies Corporation provided in connection with the February 1988 sale of Essex by United Technologies to Essex. Pursuant to the indemnity, United Technologies agreed to indemnify Essex against losses incurred under any environmental protection and pollution control laws or resulting from, or in connection with, damage or pollution to the environment arising from events, operations or activities of Essex prior to February 29, 1988, or from conditions or circumstances existing at or prior to February 29, 1988. In order to be covered by the indemnity, the condition, event or circumstance must have been known to United Technologies prior to February 29, 1988. The sites covered by this indemnity historically have been handled directly by United Technologies and all payments required to be made have been paid directly by United Technologies. Most of these sites are mature sites where allocations of liability have been settled and remediation is well underway or has been completed. The Company is not aware of any inability or refusal on the part of United Technologies to pay amounts that are owing under this indemnity or any disputes with United Technologies concerning matters covered by this indemnity.

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

        Apart from the indemnified sites, Essex has been named as a PRP or a defendant in a civil lawsuit at eleven sites. Operations of Superior Telecommunications Inc. and DNE have resulted in releases of hazardous substances or wastes at sites currently or formerly owned or operated by such companies. Alpine, as to one site, and Superior Telecommunications Inc., as to one site, are involved in investigatory and remedial activities subject to the oversight of a state governmental authority. Essex is cooperating with a state environmental agency to resolve a notice of violation issued alleging that one of Essex's facilities in Indiana is in violation of that state's air quality rules (the "Air Quality Matter"). Essex anticipates resolving the matter through an agreed administrative order providing for the installation of certain air emission control equipment (which equipment has already been purchased and installed) and possibly a monetary penalty in an amount not yet specified by the state regulatory agency. In or about February 2002, Essex received a Notice of Demand (the "Notice") from the Michigan Department of Environmental Quality ("MDEQ") notifying Essex of its purported legal responsibility for the remediation of contamination at a property that was formerly owned by Essex in Michigan and for reimbursement of the State's past and future response costs associated therewith. The property that is the subject of the Notice was sold many years prior to Superior's acquisition of Essex. Superior has begun to investigate the facts relating to the Notice and is evaluating its potential liability, possible defenses and whether it has claims for indemnification or otherwise against others. Superior has an accrual in the amount of $2.3 million to cover its environmental contingencies as of December 31, 2001. This accrual is based on management's best estimate of Superior's exposure in light of relevant available information. Superior currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion. Except for the Air Quality Matter, none of the sites or matters mentioned above involves the imposition of sanctions, fines or administrative penalties on Superior.

        Since approximately 1990, Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in the defense of these lawsuits, and the insurers have undertaken to defend, are currently directly defending and, if it should become necessary, will indemnify Essex against such asbestos lawsuits, subject to the terms and limits of the respective policies. The Company believes that Essex's liability, if any, in these matters will not have a material adverse effect either individually, or in the aggregate, upon its business, financial condition, liquidity or results of operations. There can be no assurance, however, that future developments will not alter this conclusion. In January 2002, United Technologies brought a third party claim against Essex in a civil action in Massachusetts. United Technologies had been sued by one of the insurers referenced above for approximately $1.75 million in retrospective premiums that had been calculated in 1999 and 2000, relating to claims that arose while United Technologies owned Essex. United Technologies contends that Essex agreed to pay those premiums in a February 1988 Stock Purchase Agreement and seeks to have Essex held liable to United Technologies if it is required to pay the premiums to the insurer. Essex believes that it has no such obligation under the Stock Purchase Agreement to pay these premiums to United Technologies, that it has other defenses to this and any related claims for retrospective premiums and intends vigorously to defend against the claim, which is still in the very early stages.

        During June 2001 the Company commenced an action in the United States District Court, Southern District of New York (the "Federal Action") against Stephen M. Johnson, its former

Executive Vice President—Chief Operating Officer ("Johnson"), who was terminated by the Company in May 2001. Under the Federal Action the Company claims, among other things, that Johnson breached his fiduciary obligations to the Company by seeking the position of chief executive officer of another company that Alpine, with Johnson's involvement, was in the midst of attempting to acquire during the summer of 1998, thereby causing the proposed acquisition to abort. This claim under the Federal Action has survived a motion to dismiss and seeks damages in the amount of $20 million. In July 2001, Johnson commenced an action against the Company in New York State Supreme Court, New York County (the "State Action") claiming that Alpine breached his employment agreement with the Company, that the Company withheld monies due him in connection with his employment and discriminated against him on account of his disability and age in respect to the terms and conditions of his employment in violation of New York State and New York City laws. Johnson is seeking damages in an amount which he alleges to exceed $10 million. Alpine believes that it did not breach Johnson's employment agreement nor discriminate against him in violation of applicable law, and intends to assert a counterclaim against Johnson, and vigorously to defend against the claims made under the State Action, which is still in its very early stages.

Item 4. Submission Of Matters To A Vote Of Security Holders

        On December 20, 2001, the annual meeting of stockholders of the company was held. At the meeting, the security holders of the Company voted upon the following matters:

1.
The election of five directors of the Company. This vote resulted in a plurality of the votes cast by holders of shares of common stock and 9% preferred stock of the Company voting together as a class at the meeting being cast as follows to elect the following directors:

Kenneth G. Byers, Jr.	For:	12,063,472
	Against:	228,952
Randolph Harrison	For:	12,079,667
	Against:	272,757
Steven S. Elbaum	For:	12,048,280
	Against:	304,144
James R. Kanely	For:	12,078,972
	Against:	273,452
Bragi F. Schut	For:	12,054,472
	Against:	297,952
2.
The ratification of the selection of Arthur Andersen LLP as the independent auditors of the Company for the year ended December 31, 2001. This vote resulted in a majority of the votes cast by the holders of shares of common stock and 9% preferred stock of the company voting together as a single class at the meeting voting in favor of the ratification of the selection of Arthur Andersen LLP as aforesaid:

For Ratification:	12,196,517
Against Ratification:	143,698

PART II

Item 5. Market For Registrant's Securities And Related Security Holder Matters

  (a)
  Market Information

        Alpine's common stock, $0.10 par value, is listed on the New York Stock Exchange (the "NYSE") under the symbol AGI. The following table sets forth the range of high and low daily closing sales prices for the Alpine common stock for the years ended December 31, 2000 and 2001.

	High	Low
Year Ended December 31, 2000
First Quarter ended March 31, 2000	$12.88	$8.88
Second Quarter ended June 30, 2000	10.00	6.38
Third Quarter ended September 30, 2000	7.75	4.38
Fourth Quarter ended December 31, 2000	4.81	0.88
Year Ended December 31, 2001
First Quarter ended March 31, 2001	$2.89	$1.75
Second Quarter ended June 30, 2001	2.00	1.50
Third Quarter ended September 30, 2001	2.10	1.63
Fourth Quarter ended December 31, 2001	1.80	1.25
  (b)
  Holders

        The Company's transfer agent is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005.

        At March 25, 2002, 13,992,613 shares of Alpine common stock were issued and outstanding, and there were approximately 1,486 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

        On December 10, 2001, Alpine was notified by the NYSE that it had fallen below the NYSE's continued listing standard requiring a total market capitalization of not less than $50 million over a 30 trading-day period and stockholders' equity of not less than $50 million. On March 8, 2002, Superior was notified by the NYSE that it had fallen below the NYSE's continued listing standard requiring an average per share closing price of a security of not less than $1.00 over a consecutive 30 trading-day period. Superior was also notified by the NYSE that it was close to falling below the NYSE's continued listing standard requiring a total market capitalization of not less than $15 million over a 30 trading-day period.

        Alpine submitted its current business plan to the NYSE demonstrating its expected compliance with the continued listing standard relating to its market capitalization and stockholders' equity within the required 18-month period. At the time Superior received notification from the NYSE, it was informed that, because Superior is an integral part of Alpine's business plan, its prospects were being assessed by the NYSE in connection with the NYSE's review of Alpine's business plan.

        The NYSE has reviewed and accepted Alpine's 18-month business plan, and informed Alpine and Superior that it will perform quarterly reviews during the required 18-month period to determine their compliance with such plan. If (i) Alpine or Superior fails to achieve its financial and operational goals, (ii) Alpine does not achieve a total market capitalization of at least $50 million over a 30 trading-day period and stockholders' equity of at least $50 million by the end of the required 18-month period, or (iii) Superior fails to attain both a $1.00 share price and a $1.00 average share price over 30 trading days by the end of the six month period that began on March 8, 2002, Alpine's and Superior's common stock will be subject to suspension and delisting by the NYSE. If Alpine's common stock is delisted by the NYSE it will pursue alternative listing options.

  (c)
  Dividends

        Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine common stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

Item 6. Selected Financial Data

HISTORICAL FINANCIAL DATA

        Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, the years ended December 31, 2001 and 2000, for, and as of the end of, the eight months ended December 31, 1999, and for, and as of the end of, each of the fiscal years in the three-year period ended April 30, 1999, are derived from the audited consolidated financial statements of Alpine.

				Fiscal Year Ended April 30(1)
			Eight Months Ended December 31, 1999(2)
	Year Ended December 31, 2001	Year Ended December 31, 2000
				1999	1998	1997
	(in millions, except per share data)
Statement Of Operations Data:
Net sales(4)	$1,747.3	$2,049.0	$1,376.9	$1,148.1	$518.5	$463.8
Cost of goods sold(4)	1,471.4	1,708.9	1,122.6	915.5	419.3	384.2

Gross profit	275.9	340.1	254.3	232.6	99.2	79.6
Selling, general and administrative expenses	158.5	164.7	102.5	93.9	28.8	25.3
Infrequent and unusual charges	10.7	15.0	4.7	7.3	—	—
Amortization of goodwill	21.2	21.1	13.8	8.4	1.7	1.7

Operating income	85.5	139.3	133.3	123.0	68.7	52.6
Interest (expense)	(119.9)	(138.5)	(85.1)	(60.1)	(10.8)	(13.8)
Loss on investments in securities	(33.8)	(10.5)	—	—	—	—
Gain on sale of subsidiary stock	—	—	—	—	—	80.4
Other income (expense), net	9.1	6.9	4.7	2.0	4.2	1.9

Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary (loss)	(59.1)	(2.8)	52.9	64.9	62.1	121.1
Benefit (provision) for income taxes	20.6	(1.1)	(21.7)	(28.0)	(24.8)	(53.9)

Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary (loss)	(38.5)	(3.9)	31.2	36.9	37.3	67.2
Distributions on preferred securities of subsidiary trust	(15.4)	(15.1)	(10.0)	(1.3)	—	—

Income (loss) from continuing operations before minority interest, equity in earnings of affiliate and extraordinary (loss)	(53.9)	(19.0)	21.2	35.6	37.3	67.2
Minority interest in (earnings) losses of subsidiaries, net	17.1	6.1	(11.4)	(18.7)	(20.3)	(8.1)
Equity in earnings of affiliate	1.3	1.7	2.2	—	—	—

Income (loss) from continuing operations before extraordinary (loss)	(35.5)	(11.2)	12.0	16.9	17.0	59.1
Income (loss) from discontinued operations(3)	5.9	—	35.4	(2.7)	(0.2)	(2.3)

Income (loss) before extraordinary (loss)	(29.6)	(11.2)	47.4	14.2	16.8	56.8
Extraordinary (loss) on early extinguishment of debt, net of tax	(1.4)	—	(1.0)	(0.6)	(1.5)	(20.1)

Net income (loss)	$(31.0)	$(11.2)	$46.4	$13.6	$15.3	$36.7

Income (loss) per share of common stock:
Basic
Income (loss) from continuing operations	$(2.43)	$(0.77)	$0.81	$1.03	$1.00	$3.28
Income (loss) from discontinued operations	0.41	—	2.39	(0.17)	(0.01)	(0.13)
Extraordinary (loss) on early extinguishment of debt	(0.10)	—	(0.07)	(0.04)	(0.09)	(1.12)
Preferred stock redemption premium	—	—	—	—	—	(0.29)

Net income (loss) per share of common stock	$(2.12)	$(0.77)	$3.13	$0.82	$0.90	$1.74

Diluted
Income (loss) from continuing operations	$(2.44)	$(0.77)	$0.68	$0.91	$0.90	$2.98
Income (loss) from discontinued operations	0.41	—	2.17	(0.15)	(0.01)	(0.12)
Extraordinary (loss) on early extinguishment of debt	(0.10)	—	(0.06)	(0.04)	(0.08)	(1.01)
Preferred stock redemption premium	—	—	—	—	—	(0.26)

Net income (loss) per share of common stock	$(2.13)	$(0.77)	$2.79	$0.72	$0.81	$1.59

Balance Sheet Data (At End Of Period):
Working capital	$113.3	$40.6	$170.0	$247.4	$64.8	$99.0
Total assets	1,952.2	2,094.4	2,183.6	2,109.0	320.4	303.8
Total long-term debt	1,269.0	1,284.4	1,338.9	1,302.4	97.1	140.8
Mandatorily redeemable preferred stock	136.0	134.9	134.0	133.4	—	—

Total debt, including mandatorily redeemable preferred stock	1,405.0	1,419.3	1,472.9	1,435.8	97.1	140.8
Preferred stock	0.4	0.4	0.4	0.4	0.4	1.9
Total stockholders' equity	46.1	64.6	95.0	56.4	77.5	54.4

(1)
The results of operations include, on a prospective basis, the acquisition of 51% of Cables of Zion by Superior on May 5, 1998, the acquisition of 81% of Essex by Superior on November 27, 1998 and the acquisition of the remaining 19% of Essex by Superior on March 31, 1999.

(2)
On December 20, 1999, the Company elected to change its fiscal year end to December 31 from April 30. This change was made effective on December 31, 1999.

(3)
On August 6, 1999, the Company completed the disposition by merger of its subsidiary Premier Refractories International Inc. The results of operations (including the gain on sale from the disposition of Premier Refractories International Inc.) for this segment have been reflected as discontinued operations for the periods presented. (See Note 4 to Alpine's consolidated financial statements).

(4)
Certain reclassifications have been made to net sales and cost of goods sold for the fiscal years ended April 30, 1998 and 1999, and the eight months ended December 31, 1999 to conform with the December 31, 2000 presentation as discussed in Note 2 to the accompanying consolidated financial statements. The fiscal year ended April 30, 1997 has not been restated.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with its principal investment at December 31, 2001 its 50.2% equity ownership position in Superior TeleCom Inc. ("Superior"), whose accounts are consolidated with Alpine. Over the past three years, Alpine also has held significant equity positions in PolyVision Corporation ("PolyVision") and Premier Refractories International Inc. ("Premier"). In November 2001, Alpine sold its equity investment in PolyVision and in August 1999 Alpine sold its equity investment in Premier.

Superior Telecom Inc.

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior") manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

        Prior to the acquisitions of Essex (see Note 5 to the consolidated financial statements), Superior's operations consisted principally of its North American and Israeli communications wire and cable businesses. The Essex acquisition, which occurred on November 27, 1998, resulted in the addition of the OEM and Electrical Group product lines as well as incremental sales of communications wire and cable. This acquisition was accounted for under the purchase method of accounting with the operating results from the acquired business being included in Superior's consolidated statements of operations prospectively, from the date of acquisition.

        Industry segment financial data (including sales and operating income by industry segment) for the years ended December 31, 2001, 2000 and 1999, is included in Note 22 to the accompanying consolidated financial statements.

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

Results Of Operations—Twelve Months Ended December 31, 2001 ("2001") Compared To The Twelve Months Ended December 31, 2000 ("2000")

        Net sales for 2001 were $1.75 billion as compared to sales of $2.05 billion for 2000. Adjusted for a constant cost of copper, net sales in 2001 declined 12% as compared to 2000. Superior experienced a comparative decline in net sales in 2001 in each of its three principal industry segments due to the impact of the general recessionary environment in 2001 as well as certain industry specific conditions, particularly in the Communications sector.

        Superior's Communications Group sales for 2001 were $726.8 million, a decrease of 13% on a copper-adjusted basis as compared to 2000. The comparative sales decline in 2001 was due primarily to a 14% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cable sales were lower due to significantly reduced spending levels by major telephone company customers following enacted budgetary spending constraints by such customers in the second half of 2001. Also contributing to the comparative sales decline were lower sales of fiber optic and premise wire and cable products (collectively referred to as "broadband products") in 2001 which decreased 23% as compared to 2000. The decline was attributable to an industry-wide slowdown in investment in broadband based telecom and datacom networks by a wide range of network service providers.

        Superior's OEM Group sales were $533.6 million for 2001, reflecting a copper-adjusted decline of 11% as compared to 2000. The comparative sales decline reflected continued soft demand for magnet wire from Superior's major OEM customers due principally to the general industrial sector weakness and overall economic recessionary conditions (particularly in the power distribution and generation and industrial equipment sectors) which have existed since the third quarter of 2000.

        Superior's Electrical Group sales were $486.9 million for 2001, a 10% decline on a copper-adjusted basis as compared to 2000. The comparative sales decline was due principally to weaker industry-wide demand levels as a result of overall economic conditions and, to a lesser degree, lower pricing levels in 2001 as compared to 2000.

        Gross profit in 2001 was $275.9, a decline of $64.2 million as compared to gross profit of $340.1 million in 2000. The gross profit percentage in 2001 was 15.8%, a decline on a copper-adjusted basis of 140 basis points as compared to the prior year. The comparative decline in gross profit was principally the result of (i) lower sales and lower gross profit margins in all of Superior's industry segments, (ii) the impact, particularly in the 2001 fourth quarter, of unfavorable manufacturing cost absorption as Superior curtailed production output to control inventory levels and working capital and (iii) the impact, particularly in the 2001 fourth quarter, associated with competitive industry pricing conditions.

        Selling, general and administrative expenses ("SG&A expenses") in 2001 were $158.5 million, a decrease of 4% as compared to SG&A expenses of $164.7 million in 2000. The 2001 decrease in SG&A expenses reflected a $6.2 million comparative reduction in corporate administrative expenses resulting from recent administrative reorganization and cost reduction initiatives at Alpine corporate.

        Operating income in 2001 before infrequent and unusual charges and goodwill amortization was $117.4 million, a decline of $58.0 million as compared to 2000. Operating income after such charges in 2001 was $85.5 million, a decline of $53.9 million from 2000. The comparative decline in operating income for the current year was principally attributable to lower sales and profit margins in all of Superior's operations associated with the aforementioned general economic, industrial sector and telecom sector business conditions, partially offset by lower corporate expenses at Alpine.

        The Company incurred infrequent and unusual charges of $10.7 million during 2001 and $15.0 million during 2000. Superior incurred infrequent and unusual charges in 2001 of $3.1 million related to legal and professional fees associated with Superior's recent bank credit agreement amendment and with Superior's asset divestiture activities and $2.3 million related to restructuring activities in the it's Superior Israel operations. Alpine incurred infrequent and unusual charges of $5.4 million in 2001 related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees resulting from a recent administrative reorganization. The infrequent and unusual charges in 2000 included $12.4 million related to the restructuring and consolidation program in Superior's building wire (Electrical Group) operations and in Superior's Superior Israel operations and $2.6 million of start-up costs for Superior's Mexican magnet wire facility.

        Interest expense for 2001 was $119.9 million representing a decrease of $18.6 million from the prior year. The decrease in interest expense was the result of lower short-term (LIBOR) interest rates in 2001 as substantially all of the consolidated Company debt is linked to short-term interest rates.

        The Company incurred loss on investment in securities of $33.8 million in 2001 and $10.5 million in 2000. Such losses include realized losses on sale of ordinary shares of Cookson Group, plc ("Cookson") as well as the recognition in 2001 of unrealized losses on Cookson shares held for investment at December 31, 2001 to recognize declines in fair values of such investments judged to be other than temporary. The Cookson shares were received in connection with the sale in 1999 of Alpine's common equity ownership position in Premier.

        Other income, net amounted to $9.1 million in 2001 which included among other items, an $8.4 million gain on the sale of the Company's common equity ownership position in PolyVision. Other income in 2000 amounted to $6.9 million which included dividend income from the Company's common equity investment in Cookson of $4.5 million.

        The Company also recorded income of $17.1 million in 2001 and $6.1 million in 2000 related to the common equity minority interest component of losses incurred by Superior and its 50% owned subsidiary, Superior Israel.

        During the year ended December 31, 2001 the Company reported income from discontinued operations of $5.9 million representing a favorable adjustment to certain accrued tax liabilities related to the 1999 sale of Premier.

        The Company recorded an after tax extraordinary charge for early extinguishment of debt of $1.4 million or $0.10 per diluted share in 2001. This charge represented previously capitalized deferred financing fees written off in connection with the refinancing of Superior's $200.0 million senior subordinated notes, which refinancing under generally accepted accounting principles was treated as an extinguishment of debt (see Note 9 to the consolidated financial statements).

        Loss from continuing operations before infrequent and unusual charges, goodwill amortization and extraordinary loss for 2001 was $18.7 million ($1.30 per diluted share) as compared to income before infrequent and unusual charges and goodwill amortization in 2000 of $11.7 million ($0.78 per diluted share) with the comparative reduction in the current year being due to lower operating income partially offset by lower interest expense. After infrequent and unusual charges, goodwill amortization and extraordinary loss, the Company incurred a net loss in 2001 of $31.0 million ($2.13 per diluted share) as compared to a net loss for 2000 of $11.3 million ($0.77 per diluted share).

Results Of Operations—Twelve Months Ended December 31, 2000 ("2000") Compared To The Eight Months Ended December 31, 1999 ("1999")

        The comparison of operating results for the year ended December 31, 2000 with the eight months ended December 31, 1999 is impacted by the difference in comparative periods (eight months versus twelve months).

        Net sales were $2.05 billion for 2000 as compared to sales of $1.38 billion for the eight months ended December 31, 1999. The comparative increase in net sales was due primarily to the longer comparison period.

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

        SG&A expenses in 2000 were $164.7 million, an increase of $62.2 million over the prior period. The increase is primarily due to the longer comparison period (twelve months versus eight months) as well as to higher selling and marketing expenses in Superior's Communications Group to support broadband sales growth and incremental Superior Israel SG&A expenses related to entities acquired in late 1999.

        Goodwill amortization increased from $13.8 million for the eight months ended December 31, 1999 to $21.1 million in 2000 primarily due to the longer comparison period.

        Superior incurred infrequent and unusual charges of $15.0 million during 2000 and $4.7 million during the eight months ended December 31, 1999. The infrequent and unusual charges in 2000 include $12.4 million related to the restructuring and consolidation program in Superior's building wire (Electrical Group) operations and in the Company's Superior Israel operations and $2.6 million of start-up costs for Superior's Mexican magnet wire facility. The charges incurred during 1999 included $0.9 million associated with the evaluation and termination of a management information system project at Essex, $2.1 million related to manufacturing rationalization activities at Essex, $1.3 million related to manufacturing and corporate restructuring activities of Superior Israel and $0.4 million of start-up costs for Superior's Mexican magnet wire facility.

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

        Other expense, net amounted to $3.6 million for 2000 as compared to other income of $4.7 million for 1999 with the 2000 expense charge including a $10.5 million loss on the sale of Cookson ordinary shares, partially offset by other investment income. Other income in 1999 included currency translation gains at Superior Israel on certain debt linked to non-functional currencies (principally Euro-linked), as well as gains on the sale of certain fixed assets and investments.

        For 2000, the Company recorded income of $6.1 million related to the common equity minority interest component of losses incurred by Superior Israel and Superior. For 1999, the Company recorded a minority interest charge of $11.4 million primarily related to the minority interest component of Superior's net income.

        Equity in earnings of affiliate was $1.7 million in 2000 and $2.2 million in 1999, which represented the Company's preferred and common equity interests in earnings of PolyVision.

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

Results Of Operations—Eight Month Period Ended December 31, 1999 Compared To The Twelve Month Period Ended April 30, 1999

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

        Distributions on preferred securities of subsidiary trust were $10.0 million for the eight months ended December 31, 1999 and $1.3 million in fiscal 1999. The amounts include distributions paid under the $167 million (face amount) of 8 1/2% Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I issued in connection with the Essex acquisition.

        The minority interest charge of $11.4 million for the eight months ended December 31, 1999 represented the minority stockholders' interest in Superior's net income for such period. The minority interest charge of $18.7 million in fiscal 1999 included the minority stockholders' interest in Superior's net income and the minority stockholders' interest (approximately 19%) in Essex's net income from

November 27, 1998 (the date on which Superior acquired an 81% ownership position in Essex) until March 31, 1999 (the date on which Superior acquired the remaining 19% outstanding ownership position in Essex) (see Note 5 to the consolidated financial statements).

        Equity in earnings of affiliate during the eight months ended December 31, 1999 represented the Company's preferred and common equity interest in earnings of PolyVision.

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

Liquidity And Capital Resources

General

        For the year ended December 31, 2001, the Company generated $54.7 million in cash flow from operating activities, consisting of $41.0 million in income generated from operations (net income plus non-cash charges) plus $13.7 million in cash flows provided from reductions in net working capital. Included in cash flows generated from operating activities was $12.0 million in cash flow from operating activities in Superior's separately financed Israeli subsidiary, Superior Israel. The remainder of the Company's operations generated $42.7 million in cash flows from operating activities. Cash provided by investing activities amounted to $17.3 million and consisted principally of proceeds from the sale of investments in PolyVision and Cookson partially offset by capital expenditures and pre-arranged long-term loans ("Israel Customer Loans") made to one of Superior Israel's principal customers. Cash used for financing activities amounted to $41.9 million which was principally related to net debt reductions.

        As previously mentioned, the consolidated financial statements of Alpine include the operating results and balance sheet of its 50.2% owned subsidiary, Superior. Superior has a leveraged capital structure with approximately $1.2 billion in debt. Alpine has not guaranteed nor is it liable with respect to Superior's debt (except for guarantees related to certain capital lease arrangements). Accordingly, the following discussion of the Company's liquidity and capital resources addresses separately: (i) Alpine corporate, excluding the accounts of Superior and (ii) Superior as a stand-alone entity.

Alpine Corporate

        A condensed balance sheet for Alpine at December 31, 2001, with Superior accounted for under the equity method (rather than on a consolidated basis) is as follows:

(in $ millions)
Cash and cash equivalents	$33.2
Restricted cash	3.8
Investment in subsidiary	37.9
Other assets	40.3

$115.2

Accounts payable and accrued expenses	$14.2
Total debt	36.0
Other liabilities	18.9
Stockholders' equity	46.1

$115.2

        As indicated in the above chart, as of December 31, 2001 Alpine has unrestricted corporate cash and cash equivalents of approximately $33.2 million. As of December 31, 2001, Alpine also owned 14.3 million ordinary shares of Cookson (FTSE: CKSN.L) common stock which is included in other assets. During the year ended December 31, 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of Cookson. Under these arrangements, the Company executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These arrangements allowed borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings along with borrowings related to future dividends from such ordinary shares amounted to approximately $23.0 million at December 31, 2001. In February 2002, pursuant to a negotiated settlement, the Company accelerated the maturity of the forward sale, disposing of the 10.5 million Cookson shares for total proceeds of $23.2 million which were used to liquidate the aforementioned borrowing of $23.0 million. At December 31, 2001, the Company held 3.8 million Cookson shares not subject to the above "collar" arrangements with a fair market value of $4.8 million.

        In addition to the aforementioned cash, cash equivalents and securities, Alpine also owned approximately 10.5 million common shares (representing 50.2% common share ownership) of Superior (NYSE: SUT) with a market value on December 31, 2001 of approximately $11.9 million.

        As of December 31, 2001, Alpine's corporate debt amounted to $36.0 million which included principally the $23.0 million in debt associated with the Cookson forward sale arrangements (which was liquidated in 2002 as discussed above) and $11.9 million in senior subordinated notes due in 2003.

        In February 2002, the Company redeemed $8.2 million in face amount of the senior subordinated notes for a cash payment of $5.8 million (which will result in an after tax gain being recorded in the first quarter of 2002). After completion of the acceleration of the Cookson forward sale arrangement and the associated debt liquidation and the redemption of senior subordinated notes, Alpine's corporate debt amounted to approximately $4.9 million.

        Alpine has no other major commitments over the next twelve months other than periodic interest cost on Alpine's senior subordinated notes ($0.5 million annually), Alpine corporate overhead expense, which has been substantially reduced over the past twelve month period, payments to certain former employees of contractual retirement and deferred compensation arrangements and certain funding commitments to Superior, which commitments are limited to $3.8 million in the aggregate (and are reflected as "restricted cash" in the consolidated balance sheet included herein (see Note 17 to the consolidated financial statements). For the next twelve month period, Alpine expects to fund these aforementioned commitments from available cash reserves.

Superior corporate

        Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate financing arrangements and non-recourse to Superior) and other capital requirements from (i) operating cash flow, (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement.

        The revolving credit facility provides for borrowings up to $225 million (subject to certain interim reductions in 2002 which limit the total facility to $214 million) and matures in May 2004. $169 million was outstanding under the revolving credit facility at December 31, 2001. The revolving credit facility along with term loan A and term loan B (see Note 9 to the consolidated financial statements) comprise Superior's senior credit facilities which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). The total balance outstanding on term loans A and B at December 31, 2001 amounted to $703 million. Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends Superior is allowed to pay on its capital stock and restrictions on additional indebtedness.

        Superior's accounts receivable securitization program provides for funding up to $160.0 million (based on the level of accounts receivable) in short-term financing through the issuance of commercial paper. At December 31, 2001, $124 million was outstanding under this program which, based on the then current level of accounts receivable, was fully drawn. This program expires on June 30, 2002. Superior is seeking, and believes it can obtain, an alternative receivables financing arrangement. Failure to obtain an alternative receivables financing arrangement is an event of default under the Credit Agreement.

        In addition to the above, Superior has outstanding $203 million in senior subordinated notes due in December 2007 ("Senior Subordinated Notes").

        During December 2001 Superior entered into a major amendment to the Credit Agreement. Such amendment (i) reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) required Superior to make an accelerated payment under its term loans A and B of $175 million in the aggregate on January 3, 2003 from the proceeds of an asset divestiture or other equity transaction (which requirement has been eliminated as discussed below); (iii) increased the rate of interest during 2002, under certain conditions and at certain intervals, on revolving credit facility and term loans A and B by an aggregate of 1% (iv) reduced allowed annual capital expenditures and (v) restricted Superior's cash payment of quarterly interest payments during 2002 on its Senior Subordinated Notes unless certain conditions are met, such conditions principally including satisfaction of certain levels of liquidity available under its revolving credit facility as of the date such interest payments under the Senior Subordinated Notes are due and the completion of asset divestitures or satisfaction of certain milestones facilitating the completion of asset divestitures. Up to two cash interest payments on the Senior Subordinated Notes are allowed to be made from proceeds of any junior capital issuances of Superior (see Note 9 to the consolidated financial statements).

        In March 2002, Superior entered into an additional amendment to the Credit Agreement which (i) further reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) deferred until January 31, 2003 term loan principal payments otherwise due

March 31, 2002 amounting to $19.4 million and (iii) eliminated the required $175 million accelerated term loan payment due on January 3, 2003.

        In December 2001, Superior also entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment allows Superior in certain circumstances the option to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine has provided a funded cash commitment on behalf of Superior that will make available sufficient cash to make one quarterly cash interest payment in 2002 (see Note 17 to the consolidated financial statements). If PIK notes are issued (in lieu of cash) for the February 2002 interest payment, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 9%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

        In 2001 Superior initiated a process to effect a major asset divestiture which, if successfully completed, would have allowed Superior to meet the then required $175 million prepayment under the Credit Agreement. This divestiture process was discontinued in the fourth quarter of 2001 due to the impact on the financial markets and the impact on the operating results of the targeted business to be divested of the events of September 11th and the general economic recessionary conditions. As a result of the March 2002 amendment to the Credit Agreement, which eliminated the $175 term loan prepayment requirement, Superior will not be required to complete an asset divestiture during 2002. However, Superior will continue to consider asset divestitures as a possible course of action for further deleveraging Superior's balance sheet based on prevailing economic conditions, financial market and asset valuation levels.

        At December 31, 2001 Superior had unused and excess borrowing availability under its revolving credit facility of $52 million and cash on hand of $19 million resulting in total operating funds availability of $71 million which, along with its operating cash flow, is used to service Superior's normal operating commitments.

        Over the next twelve month period, Superior (excluding its Superior Israel operations) anticipates a reduction in cash flow required to service interest costs, distributions on its Trust Convertible Preferred Securities and capital expenditure obligations. Further, as a result of the March 2002 amendment to the Credit Agreement, Superior's term loan principal amortization requirements will be reduced in 2002 as compared to 2001.

        Superior is currently benefiting from the substantial reduction in market interest rates that has occurred over the past twelve months which, along with Superior's option in certain circumstances to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash, should result in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001. Capital expenditures are expected to approximate $15-$20 million in 2002. Superior also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which will result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001. Deferred distributions under the Trust Convertible Preferred Securities are cumulative and accrue interest at a rate of 8.50% per annum.

        In addition to outlays for cash interest and capital expenditures, Superior also has principal amortization requirements on its term loans A and B and on certain capital leases, which aggregate $74 million during 2002 (as compared to $80 million in 2001). In total, Superior's cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization in 2002 are estimated to be more than $50 million less than comparable outflows in 2001.

        Superior intends to service the aforementioned cash requirements in 2002 from operating cash flow and, to the extent required, availability under its revolving credit facility and available cash balances. Superior believes its operating cash flow, combined with revolver availability and cash on hand will be sufficient to fund these commitments in 2002. Based on full year 2001 results, operating cash flow would have been sufficient to meet the 2002 cash obligations. However, operating cash flow did decline in the fourth quarter of 2001 and is expected to be lower in the first quarter of 2002 as compared to the first quarter of 2001. Also impacting Superior's cash flow are changes in working capital requirements and fluctuations in short-term interest rates. An increase in working capital requirements or a substantial increase in short-term interest rates, neither of which is presently anticipated, could negatively impact Superior's cash flow and liquidity. Accordingly, while Superior believes it will be able to meet all of its cash requirements in 2002, there can be no assurance that such requirement will be met.

        Superior's access to availability under its revolving credit facility is also subject to Superior maintaining compliance with the financial covenants under the Credit Agreement. While such covenants were reset in March 2002, Superior will need to improve its operating results in 2002 as compared to the fourth quarter of 2001 in order to maintain compliance during the year. While there can be no assurance, Superior currently believes it can maintain compliance or otherwise obtain appropriate waivers or modifications to these financial covenants, if required, so as to avoid a default under the Credit Agreement.

        Superior Israel's operations are funded and financed separately, with recourse to Superior Israel but otherwise on a non-recourse basis to Superior, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At December 31, 2001, Superior Israel had $11.8 million in excess availability under its revolving credit facility.

Other

        As discussed under Item 5. "Market for Registrant's Securities and Related Security Holder Matters", Alpine was notified by the NYSE on December 10, 2001 that it had fallen below the NYSE's continued listing standard. The potential delisting of Alpine's stock could impact Alpine's ability to raise funds in the equity markets in the future.

Derivative Financial Instruments

        To a limited extent, Superior uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange and commodity price risks. To protect Superior's anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, Superior enters into foreign currency forward exchange contracts. Superior's principal raw material, copper, experiences marked fluctuations in market prices, thereby subjecting Superior to copper price risk with respect to copper repurchases on fixed customer sales contracts. Forward fixed price contracts and derivative financial instruments in the form of copper futures contracts are utilized by Superior to reduce those risks. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts and metals futures contracts; however, the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally the unrealized gains with respect to the underlying contracts.

Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 2 to the consolidated financial statements. Management believes that the application of policies regarding the establishment of allowances for accounts receivable and inventories, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

        Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. These sales incentives may also be revised between the time the Company records the sale and the time the sale occurs. The Company monitors these factors and revises the provisions when necessary.

        The Company's allowances for surplus and obsolete inventory are based on estimates of future sales and production. Changes in demand and product design can impact these estimates. The Company periodically evaluates and updates assumptions when assessing the adequacy of inventory allowances.

        Valuation allowances for deferred tax assets are established when it is estimated it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may impact the accuracy of the Company's projections.

        Insurance reserves are provided for estimates of losses due to claims for worker's compensation, product liability and other liabilities for which the Company is self-insured. These estimates are based on the ultimate value of claims, which often have long periods of resolution. The Company closely monitors the claims to maintain adequate reserves.

        Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact the Company's financial position and future results of operations.

  New accounting standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company recorded $21.1 million in goodwill amortization charges in 2001. Beginning in 2002, the Company's goodwill, which amounted to $750.5 million at December 31, 2001, will no longer be amortized; however it will be subject to an initial impairment review in the first quarter of 2002. If the carrying value (including goodwill) of any of the Company's business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment. Prior assessments of goodwill impairment have not resulted in any charge for goodwill impairment; however, such prior assessment utilized undiscounted cash flows for purposes of evaluating whether impairment exists. While the initial impairment assessment under SFAS No. 142 has not been performed, the impact of recent economic and industry specific conditions could result in lowered fair values for certain of its business segments and, thus may give rise to material goodwill impairment charges in 2002.

        In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 144.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. At December 31, 2001, Superior had an interest rate cap on $362 million principal amount with a 90-day LIBOR cap at 4.4% expiring December 27, 2002. A one percent increase in interest rates affecting Superior's $1.15 billion credit agreement and its $200 million senior subordinated notes would increase annual interest expense by approximately 9% or $10.8 million.

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

Item 8. Financial Statements And Supplementary Data

        Alpine's consolidated financial statements as of December 31, 2001, 2000 and 1999, and April 30, 1999 and for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999 and the report of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 14 of this report.

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

  (a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 14(c) below.

  (b) None.

Item 14(c) Exhibits

Exhibit Number	Description
2(a)	Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated March 2, 1992).
2(b)	Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Securities and Exchange Commission (the "Commission") on October 5, 1993).
2(c)	Agreement and Plan of Merger, dated as of December 21, 1994, as amended, by and among Information Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp., The Alpine Group, Inc., Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 2 to Amendment No. 1 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology, Inc. dated December 28, 1994).
2(d)	Amendment to the Agreement and Plan of Merger, dated as of December 21, 1994, by and among Information Display Technology, Inc., IDT PolyVision Acquisition Corp., IDT Posterloid Acquisition Corp., Alpine, Alpine/PolyVision, Inc. and Posterloid Corporation (incorporated herein by reference to Exhibit 1 to Amendment No. 2 to Alpine's Statement on Schedule 13D relating to its beneficial ownership of equity securities of Information Display Technology Inc. dated May 5, 1995).
2(e)	Asset Purchase Agreement, dated as of March 17, 1995, by and among Alcatel NA Cable Systems, Inc., Alcatel Canada Wire, Inc. Superior Cable Corporation and Superior Teletec Inc. (the "Alcatel Acquisition Agreement") (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated May 24, 1995).
2(f)	Amendment dated 11, 1995 to Asset Purchase Agreement by and among Alcatel NA Cable Systems, Inc., Alcatel Canada Wire, Inc., Superior Cable Corporation and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Alpine dated May 24, 1995).
2(g)	Agreement Regarding Certain Employee Benefit Plans, amending the Alcatel Acquisition Agreement, dated June 10, 1996 (incorporated herein by reference to Exhibit 2(b) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1996 (the "1996 10-K")).
2(h)	Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd., ISAL Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated May 5, 1998).

2(i)	Agreement and Plan of Merger, dated as of October 21, 1998, by and among Superior Telecom Inc. ("Superior TeleCom"), SUT Acquisition Corp. and Essex International Inc. (incorporated herein by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Registration No. 333-68889) of Superior TeleCom and Superior Trust I, as filed with the Commission on December 14, 1998, as amended (the "Superior Form S-4")). herein by reference to Appendix A-2 to the Joint Proxy Statement/Prospectus filed as part of the Superior Form S-4).
2(j)	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 24, 1999, by and among Superior TeleCom, SUT Acquisition Corp. and Essex International Inc. (incorporated
2(k)	Asset Purchase Agreement, dated October 2, 1998, among Cables of Zion United Works Ltd., Cvalim-The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated December 31, 1998).
2(l)	Amendment No. 1 to Asset Purchase Agreement, dated December 31, 1998, among Cables of Zion United Works Ltd., Cvalim-The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel)Ltd. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of the Company dated December 31, 1998).
2(m)	Agreement and Plan of Merger, dated as of May 28, 1999, among Cookson Group plc, PRI Acquisition, Inc., Alpine and Premier Refractories International Inc. (incorporated herein by reference to Exhibit 2(o) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1999 (the "1999 10-K")).
3(a)	Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 10-K")).
3(b)	Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-53434) of Alpine, as filed with the Commission on May 12, 1993).
3(c)	Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1989).
3(d)	Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(c)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K")).
3(e)	Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994).
3(f)	Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible Senior Preferred Stock of the Company (incorporated herein by reference to Exhibit 3(f)to the 1995 10-K).
3(g)	By-laws of Alpine (incorporated herein by reference to Exhibit 3(g)to the 1995 10-K).
4(a)	Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Inc., Superior Telecommunications Inc. ("STI"), Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee (incorporated herein by reference to Exhibit 10(ee)to the 1995 10-K).

4(b)	Supplemental Indenture to the above Indenture, dated as of October 2, 1996, among Alpine, STI, Adience, Inc., Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(b)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1997 (the "1997 10-K")).
4(c)	Second Supplemental Indenture to the above Indenture, dated as of January 31, 1997, among Alpine, STI, Adience, Inc., Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(c)to the 1997 10-K).
4(d)	Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland (incorporated herein by reference to Exhibit 10(ff)to the 1995 10-K).
4(e)	Amendment, dated as of October 2, 1996, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(e)to the 1997 10-K).
4(f)	Amendment No. 2, dated as of January 27, 1997, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(f)to the 1997 10-K).
4(g)	Rights Agreement, dated as of February 17, 1999, between Alpine and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of Alpine, as filed with the Commission on February 18, 1999).
10(a)	Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No. 33-9978)of Alpine, as filed with the Commission on October 5, 1993 (the "S-4 Registration Statement")).
10(b)	Amended and Restated 1987 Long-Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement).
10(c)	Employee Stock Purchase Plan of Alpine (incorporated herein by reference to Exhibit B to the proxy statement of Alpine dated August 22, 1997).
10(d)	1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(tt)to the 1997 10-K).
10(e)	Stock Compensation Plan for Non-Employee Directors of Alpine (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 30, 1999).
10(f)	Lease Agreement by and between ALP(TX)QRS 11-28, Inc., and Superior TeleTec Transmission Products, Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i)to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1994).
10(g)	First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX)QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o)to the 1995 10-K).
10(h)	Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the 1995 10-K).
10(i)	Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933)of Superior TeleCom, as filed with the Commission on August 9, 1996, as amended (the "TeleCom S-1")).

10(j)	First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and ALP (TX)QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the TeleCom S-1).
10(k)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(q)to the 1996 10-K).
10(l)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10(r)to the 1996 10-K).
10(m)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut (incorporated herein by reference to Exhibit 10(s)to the 1996 10-K).
10(n)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stephen M. Johnson (incorporated herein by reference to Exhibit 10(t)to the 1996 10-K).
10(o)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and David S. Aldridge (incorporated herein by reference to Exhibit 10(u)to the 1996 10-K).
10(p)	Employment Agreement, dated as of April 26, 1996, between STI and Justin F. Deedy, Jr. (incorporated herein by reference to Exhibit 10.3 to the TeleCom S-1).
10(q)	Amended and Restated Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications Inc. and Steven S. Elbaum (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Superior TeleCom for the quarter ended March 31, 2001).
10(r)	Amended and Restated Credit Agreement, dated as of November 27, 1998, among Superior/Essex Corp., Essex Group, Inc., the guarantors named therein, various lenders, Merrill Lynch & Co., as Documentation Agent, Fleet National Bank, as Syndication Agent, and Bankers Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 99.7 to the Schedule 13D/A of Alpine, Superior TeleCom, Superior/Essex Corp. and SUT Acquisition Corp., as filed with the Commission on December 7, 1998).
10(s)	Senior Subordinated Credit Agreement, dated as of May 26, 1999 (the "Superior Senior Subordinated Credit Agreement"), among Superior/Essex Corp., as Borrower, Superior TeleCom, as Parent, the Subsidiary Guarantors listed therein, the Lending Institutions listed therein, Fleet Corporate Finance, Inc., as Syndication Agent, and Bankers Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 10(s)to the Annual Report on Form 10-K of Superior TeleCom for the year ended December 31, 1999 (the "Superior 1999 10-K")
10(t)	Addendum No. 1 to the Application to Open an Account, dated December 29, 1998, between Cables of Zion United Works Ltd. and Bank Hapoalim B.M. (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K of the Company dated December 31, 1998).
10(u)	Letter Agreement between the Company and Superior TeleCom, dated October 8, 1996, relating to a capital contribution by the Company to Superior TeleCom (incorporated herein by reference to Exhibit 10.2 to the TeleCom S-1).
10(v)	Letter Agreement between the Company and Superior TeleCom, dated October 2, 1996, relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the TeleCom S-1).
10(w)	Tax Allocation Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and its subsidiaries (incorporated herein by reference to Exhibit 10.9 to the TeleCom S-1).
10(x)	Exchange Agreement between the Company and Superior TeleCom, dated October 2, 1996 (incorporated herein by reference to Exhibit 10.10 to the TeleCom S-1).
10(y)	Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1).

10(z)	Services Agreement, dated October 2, 1996 (the "Services Agreement"), between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom S-1).
10(aa)	Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(pp)to the 1997 10-K).
10(bb)	Amendment No. 2, dated as of May 1, 1998, to the Services Agreement (incorporated herein by reference to Exhibit 10(uu)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1998).
10(cc)	Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(ll)to the 1999 10-K).
10(dd)	Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(mm)to the 1999 10-K).
10(ee)	Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(nn)to the 1999 10-K).
10(ff)	Credit Agreement, dated as of November 23, 1999 (the "Alpine Credit Agreement"), among The Alpine Group, Inc., Various Lenders, Fleet Bank, N.A., as Syndication Agent, Bank of America, N.A., as Documentation Agent, and Bankers Trust Company, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended October 31, 1999).
10(gg)	Amendment No. 1, dated as of December 10, 1999, to the Superior Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(v)to the Superior 1999 10-K).
10(hh)	Amendment No. 2, dated as of February 18, 2000, to the Superior Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(w)to the Superior 1999 10-K).
10(ii)	Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the Superior 1999 10-K).
10(jj)	Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX)QRS 11-28, Inc., Superior TeleCom and Alpine (incorporated herein by reference to Exhibit 10(y)to the Superior 1999 10-K).
10(kk)	Amendment No. 3, dated as of May 1, 1999, to the Services Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2000).
10(ll)	Amendment No. 1 dated as of December 31, 1998, to the Superior Credit Agreement (incorporated herein by reference to Exhibit 10(aa)to the Annual Report on Form 10-K of Superior TeleCom for the year ended December 31, 2000 (the "Superior 2000 10-K")).
10(mm)	Amendment No. 2 and Waiver, dated as of December 10, 1999, to the Superior Credit Agreement (incorporated herein by reference to Exhibit 10(bb)to the Superior 2000 10-K).
10(nn)	Amendment No. 3 and Waiver, dated as of March 13, 2000, to the Superior Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Superior TeleCom for the quarter ended September 30, 2000).
10(oo)	Amendment No. 4 and Waiver, dated as of September 30, 2000, to the Superior Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Superior TeleCom for the quarter ended September 30, 2000).
10(pp)	Amendment No. 3, dated as of March 30, 2000, to the Superior Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10 (ee)to the Superior 2000 10-K).

10(qq)	Amendment No. 4, dated as of April 20, 2000, to the Superior Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(ff)to the Superior 2000 10-K).
10(rr)	Amendment No. 5, dated as of June 5, 2000, to the Superior Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(gg)to the Superior 2000 10-K).
10(ss)	The Alpine Group, Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K").
10(tt)	The Alpine Group, Inc. Deferred Cash Account Plan (incorporated herein by reference to Exhibit 10(tt) to the 2000 10-K).
10(uu)	US Pledge Agreement, dated as of November 23, 1999 (the "US Pledge Agreement") made by the Company in favor of Bankers Trust Company (incorporated herein by reference to Exhibit 10(uu) to the 2000 10-K).
10(vv)	First Amendment and Waiver to the Alpine Credit Agreement, dated as of November 1, 2000 (incorporated herein by reference to Exhibit 10(vv) to the 2000 10-K).
10(ww)	Modification to Waiver to the Alpine Credit Agreement, dated as of November 10, 2000 (incorporated herein by reference to Exhibit 10(ww) to the 2000 10-K).
10(xx)	Second Amendment to the Alpine Credit Agreement and First Amendment to the US Pledge Agreement, dated as of November 17, 2000 (incorporated herein by reference to Exhibit 10(xx) to the 2000 10-K).
10(yy)	Third Amendment to the Alpine Credit Agreement and Second Amendment to the US Pledge Agreement and Acknowledgment, dated as of January 26, 2001 (incorporated herein by reference to Exhibit 10(yy) to the 2000 10-K).
10(zz)	Amendment No. 5, dated as of June 30, 2001 to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent, (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2001 (the "June 2001 10-Q")).
10(aaa)	Amendment dated as of January 1, 2001, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc. (incorporated by reference to Exhibit 10.1 to the June 2001 10-Q).
10(bbb)	Amendment Number Six and Waiver, dated as of November 30, 2001, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent (incorporated herein by reference to Exhibit 10(nn) to the Annual Report on Form 10-K of Superior TeleCom for the year ended December 31, 2001 ("the Superior 2001 10-K").
10(ccc)	Amendment Number Seven, dated as of March 28, 2001, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lenders, Bankers Trust Company, as administrative agent and Fleet National Bank, as syndication agent (incorporated herein by reference to Exhibit 10(oo) to the Superior 2001 10-K).
10(ddd)	Amendment Number Six, dated as of December 27, 2001, to the Senior Subordinated Credit Agreement (incorporated herein by reference to Exhibit 10(pp) to the Superior 2001 10-K).
10(eee)	Reimbursement Agreement, dated as of November 30, 2001 among The Alpine Group, Inc., Superior Telecommunications Inc. and Superior TeleCom Inc. (incorporated herein by reference to Exhibit 10(qq) to the Superior 2001 10-K).

10(fff)	Warrant, dated December 27, 2001, to purchase 200,000 shares of common stock issued by Superior TeleCom Inc. to The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10(rr) to the Superior 2001 10-K).
10(ggg)*	Amendment Number One to The Alpine Group, Inc. Senior Executive Retirement Plan (Amended and Restated as of January 1, 2001).
10(hhh)*	Amendment Number One to The Alpine Group, Inc. Deferred Cash Account Plan.
10(iii)	Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and David S. Aldridge (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Superior for the quarter ended March 31, 2001 "the Superior March 2001 10-Q")).
10(jjj)	Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Stephen C. Knup (incorporated herein by reference to Exhibit 10.3 to the Superior March 2001 10-Q)).
10(kkk)	Employment Agreement, dated effective as of January 1, 2001, between the Company, Superior Telecommunications, Inc. and Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10.4 to the Superior March 2001 10-Q)).
10(lll)	Employment agreement, dated effective as of January 1, 2001, between Superior Telecommunications Inc. and Christopher L. Mapes (incorporated herein by reference to Exhibit 10(ss) to the Superior 2001 10-K).
10(mmm)	Employment agreement, dated effective as of January 1, 2001, between Superior Telecommunications Inc. and Harold M. Karp (incorporated herein by reference to Exhibit 10(tt) to the Superior 2001 10-K).
10(nnn)	Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Superior 2001 10-K).
18*	Letter regarding change in accounting principles.
21*	List of Subsidiaries
23(a)*	Consent of Arthur Andersen LLP
99.1*	Letter regarding Arthur Andersen LLP

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2002

THE ALPINE GROUP, INC.
By:	/s/ STEVEN S. ELBAUM Steven S. Elbaum Chairman Of The Board And Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 3, 2002
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 3, 2002
/s/ KENNETH G. BYERS Kenneth G. Byers	Director	April 3, 2002
/s/ RANDOLPH HARRISON Randolph Harrison	Director	April 3, 2002
/s/ JOHN C. JANSING John C. Jansing	Director	April 3, 2002
/s/ JAMES R. KANELY James R. Kanely	Director	April 3, 2002
/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 3, 2002

INDEX TO FINANCIAL STATEMENTS

PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Report of independent public accountants	F-2
Consolidated balance sheets at December 31, 2001 and 2000	F-3
Consolidated statements of operations for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999	F-4
Consolidated statements of stockholders' equity for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999	F-5
Consolidated statements of cash flows for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and the year ended April 30, 1999	F-7
Notes to consolidated financial statements	F-9
SCHEDULES:
Schedule I—Condensed financial information of registrant (Parent Company)	F-49
Schedule II—Valuation and qualifying accounts	F-53

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Alpine Group, Inc.:

        We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999. These financial statements and the financial statement schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and the year ended April 30, 1999 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Atlanta, Georgia
April 2, 2002

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$52,534	$22,553
Restricted cash	3,835	7,739
Accounts receivable, net	201,376	280,411
Inventories, net	263,210	261,859
Other current assets	41,168	41,250

Total current assets	562,123	613,812
Property, plant and equipment, net	510,120	540,682
Long-term investments and other assets	126,328	164,537
Goodwill, net	753,580	775,360

Total assets	$1,952,151	$2,094,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$124,388	$160,000
Current portion of long-term debt	106,343	163,994
Accounts payable	110,964	143,969
Accrued expenses	107,138	105,222

Total current liabilities	448,833	573,185
Long-term debt, less current portion	1,162,644	1,120,391
Minority interest in subsidiaries	44,847	60,204
Deferred taxes	82,481	104,873
Other long-term liabilities	31,237	36,167

Total liabilities	1,770,042	1,894,820

Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, net of discount	136,040	134,941
Commitments and contingencies (Notes 9 and 16)
Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; (21,923,705 and 21,763,055 shares issued at December 31, 2001 and 2000, respectively)	2,192	2,176
Capital in excess of par value	163,425	162,912
Accumulated other comprehensive deficit	(7,929)	(18,910)
Retained earnings (deficit)	(15,582)	15,762

	142,533	162,367
Treasury stock, at cost (8,018,495 and 8,050,646 shares at December 31, 2001 and 2000, respectively)	(95,592)	(96,824)
Receivable from stockholders	(872)	(913)

Total stockholders' equity	46,069	64,630

Total liabilities and stockholders' equity	$1,952,151	$2,094,391

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
			Eight Months Ended December 31, 1999
	December 31, 2001	December 31, 2000		Year Ended April 30, 1999
Net sales	$1,747,302	$2,049,048	$1,376,893	$1,148,118
Cost of goods sold	1,471,409	1,708,920	1,122,599	915,524

Gross profit	275,893	340,128	254,294	232,594
Selling, general and administrative expenses	158,461	164,725	102,513	93,888
Infrequent and unusual charges	10,749	14,961	4,660	7,282
Amortization of goodwill	21,163	21,065	13,778	8,369

Operating income	85,520	139,377	133,343	123,055
Interest expense	(119,902)	(138,539)	(85,116)	(60,119)
Loss on investments in securities	(33,818)	(10,545)	—	—
Gain on sale of PolyVision equity investment	8,353	—	—	—
Other income, net	730	6,869	4,732	1,874

Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary (loss)	(59,117)	(2,838)	52,959	64,810
Benefit (provision) for income taxes	20,574	(1,119)	(21,746)	(27,955)

Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary (loss)	(38,543)	(3,957)	31,213	36,855
Distributions on preferred securities of subsidiary trust	(15,362)	(15,145)	(9,998)	(1,252)

Income (loss) from continuing operations before minority interest, equity in earnings of affiliate and extraordinary (loss)	(53,905)	(19,102)	21,215	35,603
Minority interest in (earnings) losses of subsidiaries	17,126	6,148	(11,404)	(18,693)
Equity in earnings of affiliate	1,300	1,706	2,196	—

Income (loss) from continuing operations before extraordinary (loss)	(35,479)	(11,248)	12,007	16,910
Income (loss) from discontinued operations	5,935	—	35,369	(2,707)

Income (loss) before extraordinary (loss)	(29,544)	(11,248)	47,376	14,203
Extraordinary (loss) on early extinguishment of debt	(1,440)	—	(990)	(634)

Net income (loss)	(30,984)	(11,248)	46,386	13,569
Preferred stock dividends	(38)	(46)	(26)	(39)

Net income (loss) applicable to common stock	$(31,022)	$(11,294)	$46,360	$13,530

Net income (loss) per share of common stock:
Basic:
Income (loss) from continuing operations	$(2.43)	$(0.77)	$0.81	$1.03
Income (loss) from discontinued operations	0.41	—	2.39	(0.17)
Extraordinary (loss) on early extinguishment of debt	(0.10)	—	(0.07)	(0.04)

Net income (loss) per basic share of common stock	$(2.12)	$(0.77)	$3.13	$0.82

Diluted:
Income (loss) from continuing operations	$(2.44)	$(0.77)	$0.68	$0.91
Income (loss) from discontinued operations	0.41	—	2.17	(0.15)
Extraordinary (loss) on early extinguishment of debt	(0.10)	—	(0.06)	(0.04)

Net income (loss) per diluted share of common stock	$(2.13)	$(0.77)	$2.79	$0.72

Weighted average shares outstanding:
Basic	14,629	14,779	14,817	16,405

Diluted	14,629	14,779	16,334	17,887

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Year Ended
					Eight Months Ended December 31, 1999		Year Ended April 30, 1999
	December 31, 2001		December 31, 2000
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of period	21,763,055	$2,176	21,663,041	$2,166	20,096,479	$2,009	19,865,990	$1,986
Recapitalization of equity method investment	—	—	—	—	—	—	9,509	1
Exercise of stock options	—	—	18,500	2	1,475,575	148	107,538	11
Employee stock purchase plan	152,657	15	65,801	6	43,318	4	53,389	5
Compensation expense related to stock options and grants	7,993	1	15,713	2	47,669	5	27,675	3
Exercise of warrants	—	—	—	—	—	—	32,378	3

Balance at end of period	21,923,705	2,192	21,763,055	2,176	21,663,041	2,166	20,096,479	2,009

Capital in excess of par value:
Balance at beginning of period		162,912		158,268		138,860		136,598
Effect of subsidiaries' equity transactions		(789)		1,120		346		238
Recapitalization of equity method investment		—		—		—		189
Exercise of stock options and warrants		—		593		7,210		319
Employee stock purchase plan		217		411		400		569
Compensation expense related to stock options and grants		1,085		2,520		1,292		947
Deposit of stock into grantor trust		—		—		10,160		—

Balance at end of period		163,425		162,912		158,268		138,860

9% cumulative convertible preferred stock:
Balance at beginning of period	427	427	427	427	427	427	427	427

Balance at end of period	427	427	427	427	427	427	427	427

Accumulated other comprehensive income (deficit):
Balance at beginning of period		(18,910)		451		(5,222)		(814)
Foreign currency translation adjustment		(1,513)		(1,860)		931		(3,579)
Additional minimum pension liability (net of tax benefit of $612 at December 31, 2001)		(654)		55		379		(829)
Realized net losses in value of securities, (net of tax benefit of $15,914, and $4,218)		23,872		6,327		—		—
Change in unrealized gains on securities, (net of tax expense/(benefit) of $5,022, $11,704, and ($2,908))		(10,678)		(23,883)		4,363		—
Change in unrealized gain on derivatives		(46)		—		—		—

Balance at end of period		(7,929)		(18,910)		451		(5,222)

Retained earnings (deficit):
Balance at beginning of period		15,762		27,056		(19,304)		(32,834)
Net income (loss)		(30,984)		(11,248)		46,386		13,569
Dividends on preferred stock		(38)		(46)		(26)		(39)
Compensation expense related to stock options and grants		(322)		—		—		—

Balance at end of period		(15,582)		15,762		27,056		(19,304)

Treasury stock:
Balance at beginning of period	(8,050,646)	$(96,824)	(7,418,534)	$(92,396)	(4,923,932)	$(59,398)	(2,704,732)	$(26,890)
Purchase of treasury stock	(87,650)	(181)	(682,443)	(5,051)	(1,688,819)	(22,838)	(2,219,200)	(32,508)
Deposit of stock into grantor trust	—	—	—	—	(805,783)	(10,160)		—
Stock options and grants	119,801	1,413	50,331	623	—	—	—	—

Balance at end of period	(8,018,495)	(95,592)	(8,050,646)	(96,824)	(7,418,534)	(92,396)	(4,923,932)	(59,398)

Receivable from stockholders:
Balance at beginning of period		(913)		(989)		(989)		(958)
Loans to stockholders		—		—		—		(88)
Compensation expense related to stock options and grants		41		76		—		57

Balance at end of period		(872)		(913)		(989)		(989)

Total stockholders' equity	13,905,637	$46,069	13,712,836	$64,630	14,244,934	$94,983	15,172,974	$56,383

Comprehensive income (loss)		$(20,003)		$(30,609)		$52,059		$9,161

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
			Eight Months Ended December 31, 1999
	December 31, 2001	December 31, 2000		Year Ended April 30, 1999
Cash flows from operating activities:
Income (loss) from continuing operations before extraordinary (loss)	$(35,479)	$(11,248)	$12,007	$16,910
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	67,613	63,370	40,548	29,147
Deferred distributions on subsidiary Trust Convertible Preferred Securities	7,775	—	—	—
Loss on investments in securities	33,818	10,545	—	—
Gain on sale of PolyVision equity investment	(8,353)	—	—	—
Amortization of deferred debt issuance costs and accretion of debt discount	8,978	6,060	3,431	3,221
Compensation expense related to stock options and grants	2,218	2,720	1,297	962
Provision (benefit) for deferred income taxes	(17,162)	(7,394)	22,099	(2,758)
Minority interest in earnings (losses) of subsidiary	(17,126)	(6,148)	11,404	18,693
Equity in earnings of affiliate	(1,300)	(1,706)	(2,196)	(1,544)
Change in assets and liabilities, net of effects from companies acquired:
Accounts receivable	75,041	(18,575)	1,596	(19,702)
Inventories	(4,266)	52,097	24,359	(16,962)
Other current assets	3,831	2,427	55	16,189
Other assets	(4,822)	1,284	625	399
Accounts payable and accrued expenses	(52,950)	2,836	(51,933)	23,801
Other, net	(3,077)	(2,155)	527	200

Cash flows provided by continuing operations	54,739	94,113	63,819	68,556
Cash flows provided by discontinued operations	—	—	1,439	6,412

Cash flows provided by operating activities	54,739	94,113	65,258	74,968

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(10,842)	(1,105,408)
Capital expenditures	(27,264)	(78,443)	(57,070)	(43,901)
Proceeds from marketable securities	—	7,841	7,619	715
Proceeds from sale of (investment in) PolyVision Corporation	41,393	—	(2,000)	(5,000)
Purchase of investment in derivatives	(4,125)	—	—	—
Proceeds from sale of assets	6,396	10,195	12,925	2,033
Proceeds from sale of investment	10,022	42,958	—	—
Proceeds from the sale of discontinued operations	—	—	15,563	—
Purchase of minority interest	—	—	(31,127)	—
Superior Israel customer loans	(13,018)	(23,989)	(28,708)	—
Restricted cash	3,904	(7,739)	—	—
Other	(7)	1,450	(53)	(1,688)

Cash flows provided by (used for) continuing operations	17,301	(47,727)	(93,693)	(1,153,249)
Cash flows used for discontinued operations	—	—	(2,526)	(10,204)

Cash flows provided by (used for) investing activities	17,301	(47,727)	(96,219)	(1,163,453)

Cash flows from financing activities:
Short-term borrowings, net	(35,612)	19,631	(2,276)	9,640
Borrowings (repayments) under revolving credit facilities, net	47,097	(8,986)	64,631	20,965
Long-term borrowings	40,791	61,232	277,288	1,154,715
Repayments of long-term borrowings	(92,807)	(107,156)	(303,604)	—
Proceeds from exercise of stock options	—	595	1,966	333
Debt issuance costs	(2,269)	(4,597)	(7,144)	(31,748)
Dividends on preferred stock	(38)	(46)	(26)	(39)
Dividends paid on subsidiary common stock	—	—	(1,238)	(3,014)
Purchase of treasury stock	(181)	(5,051)	(16,330)	(32,508)
Purchase of subsidiary common stock	—	—	(3,273)	(15,870)
Other	1,120	1,722	6,422	(3,163)

Cash flows provided by (used for) continuing operations	(41,899)	(42,656)	16,416	1,099,311
Cash flows provided by discontinued operations	—	—	3,034	10,393

Cash flows provided by (used for) financing activities	(41,899)	(42,656)	19,450	1,109,704

Cash flows provided by discontinued operations	—	—	1,947	6,601
Net increase in discontinued operations cash and cash equivalents	—	—	(1,947)	(3,889)
Net increase (decrease) in continuing operations cash and cash equivalents	30,141	3,730	(13,458)	14,618
Effect of exchange rate changes on cash	(160)	(719)	—	—
Cash and cash equivalents at beginning of year	22,553	19,542	33,000	15,670

Cash and cash equivalents at end of year	$52,534	$22,553	$19,542	$33,000

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$126,390	$124,831	$84,604	$47,980

Cash paid for income taxes, net of refunds	$4,828	$7,355	$23,514	$22,633

Noncash investing and financing activities:
Acquisition of businesses:
Assets, net of cash acquired				$1,702,774
Liabilities assumed				(447,793)
Minority equity interest in subsidiaries				(16,283)
Issuance of Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures in exchange for subsidiary common stock held by minority shareholders (net of discount of $332 million)				(133,290)

Net cash paid				$1,105,408

PolyVision recapitalization:
Exchange of PolyVision series A preferred stock and a note receivable including accrued and unpaid interest				$(17,282)

For PolyVision Series B cumulative preferred stock and PolyVision common stock				$17,282

Disposition of business:
Fair market value of common stock received			$(123,285)
Net assets of discontinued operations including purchased minority interest			65,960
Gain on sale of discontinued operation, net of tax			35,369
Income taxes and other liabilities			37,519

Net cash received			$15,563

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies

  Basis of presentation and description of business

        The accompanying consolidated financial statements include the accounts of The Alpine Group, Inc. and its majority-owned subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The consolidated financial statements represent the consolidation of all majority owned companies. The Company records all affiliate companies representing 20% to 50% ownership using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost. These financial statements present the consolidated balance sheets of the Company at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000, for the eight months ended December 31, 1999 and for the year ended April 30, 1999 ("fiscal 1999"). All significant intercompany accounts and transactions have been eliminated. Minority interest recorded in the consolidated financial statements is related to the Company's 50.2% owned subsidiary, Superior TeleCom Inc. ("Superior") and its 50.2% owned subsidiary, Superior Cables Limited ("Superior Israel").

        Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company and its principle operations are comprised of the activities of its 50.2% owned subsidiary, Superior, which manufactures wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets. Superior is a manufacturer and supplier of telecommunications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls; and building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates manufacturing and distribution facilities in the United States, Canada, the United Kingdom, Israel and Mexico.

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

        In November 2001, Alpine sold its common and preferred equity investment in its affiliate, PolyVision Corporation ("PolyVision") resulting in a pre-tax gain of $8.4 million (see Note 6).

  Liquidity and Operating Plans

        The consolidated financial statements of Alpine include the operating results and balance sheet of its 50.2% owned subsidiary, Superior. Superior has a leveraged capital structure including substantial debt. Alpine has not guaranteed nor is it liable with respect to Superior's debt (except for guarantees related to certain capital lease arrangements and a commitment related to one quarterly interest payment (see Note 17)). Accordingly, the following discussion of Superior's liquidity and operating plans is limited to Superior and does not reflect Alpine's liquidity or operating plans on a stand-alone basis.

        Superior has indebtedness which is substantial in relation to its stockholders' equity and current cash flows from operations. As of December 31, 2001, Superior had total debt of approximately $1.2 billion (excluding (i) debt of its 50.2% owned subsidiary, Superior Israel, which debt is non-recourse to Superior TeleCom or its other subsidiaries and (ii) approximately $167 million of 8 1/2% Trust Convertible Preferred Securities due in 2014) compared to approximately $76.7 million of stockholders' equity. As further discussed in Note 9, Superior had additional borrowings available under its revolving credit facility at December 31, 2001 of approximately $50 million and Superior's cash balance at December 31, 2001 was $19.3 million. The available borrowings under Superior's revolving credit facility declined during 2001 from approximately $150 million at December 31, 2000. In addition, Superior's $160 million accounts receivable securitization facility (see Note 8) expires on June 30, 2002.

        Superior's leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make Superior more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

        Superior's results of operations have declined over the past two years with the most pronounced reductions occurring in the third and fourth quarters of 2001 and continuing in the first quarter of 2002. The Company believes the declines in sales in 2001 relate to generally depressed economic conditions and specific industry conditions in its key business segments, but believes operating results will improve in 2002. As discussed in Note 9, pursuant to agreements reached with Superior's subordinated debt holders, Superior has suspended cash interest payments on its subordinated debt; and as discussed in Note 19, Superior has also deferred the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities (which deferral is contractually permitted for a period of 20 consecutive quarters). As further discussed in Note 9, Superior's term loan payment requirements also have been reduced in 2002. Notwithstanding these reductions in cash outflows in 2002, Superior still will need to use a large portion of its future cash flows to pay principal and interest on its debt obligations, which will reduce the amount of money available for use in its operations or for responding to potential business opportunities if these arise. Superior believes it will generate enough cash to service its debt obligations and fund necessary capital expenditures during 2002; however, there can be no assurance that Superior will be able to meet its principal and interest on its debt obligations during 2002.

  Change in year end

        On December 20, 1999, the Company elected to change its year end to December 31 from April 30. This change was made effective December 31, 1999.

  Cash and cash equivalents

        All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

  Restricted cash

        Restricted cash is restricted to repayment of certain debt, payment of certain obligations of subsidiaries or payment of certain income tax liabilities.

  Marketable securities

        Short-term investments in marketable securities are classified as trading securities and are stated at fair value. Net unrealized holding gains and losses are included in other income and net realized gains and losses are determined at the time of sale on the specific identification cost basis. Long-term investments in marketable securities are classified as available-for-sale. Unrealized holding gains and losses are included in other comprehensive income net of any related tax effect unless it is determined that an other than temporary impairment has occurred at which time the losses are recorded in earnings.

  Inventories

        Inventories of Superior's communications products are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Inventories of Superior's OEM and electrical products are stated at the lower of cost or market, primarily using the last-in, first-out ("LIFO") cost method. Inventories include costs of materials, labor and manufacturing overhead. See Note 2.

  Property, plant and equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

Buildings and improvements	6 to 40 years
Machinery and equipment	3 to 15 years

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the years ended December 31, 2001 and 2000 and the eight months ended December 31, 1999, $1.4 million, $5.0 million and $2.0 million, respectively, was capitalized in connection with various capital projects.

  Goodwill and long-lived assets

        The excess of the purchase price over the net identifiable assets of businesses acquired is amortized ratably over periods not exceeding 40 years. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $70.5 million and $49.5 million, respectively. The Company periodically reviews goodwill and long-lived assets to assess recoverability from future operations using an undiscounted cash flow method. If the carrying amount exceeds undiscounted cash flows from future operations, an impairment loss would be recognized for the difference between the carrying amount and its estimated fair value determined on a discounted cash flow method. To date, no impairment has been recorded. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant a revised estimate of useful lives. To date, no adjustment in useful lives has been required. See "New accounting standards" for discussion of new standards effective January 1, 2002 related to goodwill amortization and impairment loss determination.

  Deferred financing costs

        Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on an effective interest rate basis and are charged to operations as additional interest expense. Total deferred financing fees at December 31, 2001 and 2000 were approximately $31.3 million and $29.9 million, respectively.

  Amounts due customers

        Included in accrued expenses at December 31, 2001 and 2000 are certain amounts due customers totaling $11.9 million and $14.6 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

  Income taxes

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

  Derivative financial instruments

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

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company currently engages in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges are recorded in the consolidated statements of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income with any ineffective portion immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis. Derivative financial instruments and derivative transactions reflected in the consolidated financial statements are discussed in Note 15.

  Revenue recognition

        Revenue is recognized when pervasive evidence of an agreement exists, delivery has occurred, the Company's price to the buyer is fixed and determinable and collectability is reasonably assured.

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

  Subsidiary stock transactions

        The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary's purchase of its own stock and the subsidiary's issuance of its own stock under stock-based compensation plans. The Company's policy is to record all gains and losses related to its subsidiary stock transactions through other income and expense. If, however, subsequent to recording gains in its subsidiary stock transactions the subsidiary repurchases shares, the Company is precluded by Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary" from recording further gains or losses until the subsidiary issues shares equivalent in number to the repurchased shares. As such, the Company reflected the impact of its subsidiary stock transactions through adjustments to minority interest, goodwill and paid in capital in the consolidated balance sheet in 2000. During 2001, the Company resumed recording gains and losses through other income and expense as the subsidiary issued the requisite number of shares following share repurchases. The net increase to goodwill totaling

$0.3 million during the eight months ended December 31, 1999 and $6.9 million during fiscal 1999 is amortized over periods not exceeding 40 years.

  Research and development costs

        Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 amounted to $9.0 million, $7.2 million, $4.1 million and $5.1 million, respectively.

  Advertising costs

        Advertising costs are expensed as incurred. Advertising costs during the year ended December 31, 2001 amounted to $2.1 million.

  Insurance reserves

        It is the policy of the Company to self-insure up to certain limits (on an individual and aggregate basis) for certain insurable risks related primarily to workers' compensation, health insurance and comprehensive general and vehicle liability. Provisions for losses expected under these programs are recorded based on the Company's estimate of the aggregate liabilities for the claims incurred.

  Shipping and handling

        The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly all shipping and handling costs are included in costs of sales and all billings associated with these costs are included in revenues.

  Earnings per share

        Basic earnings per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming (i) the conversion of outstanding stock options, warrants and grants under the treasury stock method, (ii) the conversion of convertible preferred stock and (iii) the dilution in subsidiary earnings resulting from the assumed conversion of subsidiary stock options and grants.

  Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, change in the fair value of derivatives and minimum pension liability adjustments.

  Concentration of risk and allowance for doubtful accounts

        During fiscal 1999, sales to the regional Bell operating companies ("RBOCs") and major independent telephone companies represented 36% of net sales. At December 31, 2001 and 2000, accounts receivable from these customers were $17.6 million and $27.2 million, respectively. See Note 22 for concentrations of risk within the Company's business segments.

        Accounts receivable are net of allowances for doubtful accounts of $8.4 million and $5.0 million at December 31, 2001 and 2000, respectively.

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

  Reclassifications

        Certain reclassifications have been made to the December 31, 2000, 1999 and fiscal 1999 consolidated financial statements to conform with the December 31, 2001 presentation.

  New accounting standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment. The Company recorded $21.2 million in goodwill amortization charges in 2001. Beginning in 2002, the Company's goodwill, which amounted to $753.6 million at December 31, 2001, will no longer be amortized; however it will be subject to an initial impairment review in the first quarter of 2002. If the carrying value (including goodwill) of any of the Company's business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment. Prior assessments of goodwill impairment (see "Goodwill and long-lived assets" above) have not resulted in any charge for goodwill impairment; however, such prior assessment utilized undiscounted cash flows for purposes of evaluating whether impairment exists. While the initial impairment assessment under SFAS No. 142 has not been performed, the impact of recent economic and industry specific conditions could result in lowered fair values for certain of its business segments and, thus may give rise to material goodwill impairment charges in 2002.

        In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in APB Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair market value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 144.

2.    Inventories

        At December 31, 2001 and 2000, the components of inventories are as follows:

	December 31, 2001	December 31, 2000
	(in thousands)
Raw materials	$37,743	$45,793
Work in process	35,148	42,006
Finished goods	185,688	190,782

	258,579	278,581
LIFO reserve	4,631	(16,722)

	$263,210	$261,859

        During the eight months ended December 31, 1999, the Company changed its method of determining the cost of inventories for the acquired communications segment of Essex from the LIFO method to the FIFO method. This change was made to conform operational and accounting policies for the Company's communications segment. The impact of this accounting change was not material. During the year ended December 31, 2001, the Company changed the number of pools used to segregate inventory for the purpose of calculating LIFO inventory from three to five in order to reflect the copper component separately. This change was made to more accurately reflect inventory costs in accordance with the LIFO approach as the changes in the prices of copper do not mirror the changes in the prices of the other components of inventory. Utilization of the new method for the year ended December 31, 2001 resulted in the net loss being $0.3 million or $0.02 per diluted share less than net loss under the previous method. The cumulative effect of change in accounting principle was not material.

        Inventories valued using the LIFO method amounted to $149.8 million and $133.6 million at December 31, 2001 and 2000, respectively. During the year ended December 31, 2000, inventory quantities were reduced which resulted in a LIFO layer liquidation. The impact of the liquidation reduced net loss by $0.8 million.

3.    Property, plant and equipment

        At December 31, 2001 and 2000, property, plant and equipment consist of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Land	$23,602	$23,652
Buildings and improvements	144,774	148,906
Machinery and equipment	499,362	486,158

	667,738	658,716
Less accumulated depreciation	157,618	118,034

	$510,120	$540,682

        Depreciation expense for the years ended December 31, 2001, 2000, the eight months ended December 31, 1999 and fiscal 1999 was $45.4 million, $41.3 million, $26.1 million and $20.8 million, respectively.

4.    Discontinued operations

        On August 6, 1999, Alpine completed the disposition of Premier (the "Premier Disposition") through the merger of Premier and a wholly-owned subsidiary of Cookson, a London Stock Exchange listed company. In connection with the Premier Disposition, Cookson assumed all of Premier's existing indebtedness, issued to Alpine approximately 32.3 million shares of Cookson ordinary shares and paid to Alpine $12.2 million in cash. The approximate fair market value of Cookson ordinary shares received by Alpine was $123 million at August 6, 1999 (based on closing market value as quoted on the London Stock Exchange). In connection with the Premier Disposition, Alpine retained the right to receive a contingent cash payment of up to $6.6 million based upon future earnings of the American Minerals business, which was spun-off concurrently with Premier's acquisition of American Premier Holdings, Inc. in January 1998. Prior to the Premier Disposition, Alpine purchased the 16.6% minority interest in Premier for a purchase price of approximately $31.1 million.

        The Company has accounted for Premier as a discontinued operation. The operating results of Premier have been segregated from the Company's continuing operations and are reported as a separate line item within the statements of operations as discontinued operations. For the eight month period ended December 31, 1999, the Company recorded income from discontinued operations of $35.4 million (net of taxes of $27.0 million) reflecting the gain on the Premier Disposition, net of operating losses incurred from May 1, 1999 (measurement date) through the date of the Premier Disposition. For the year ended December 31, 2001, the Company recorded income from discontinued operations of $5.9 million representing a reduction in certain tax liabilities accrued in 1999 in connection with the Premier Disposition. The Company has made appropriate provisions for all remaining obligations related to its disposition of Premier.

        Premier's results of operations for fiscal 1999 are summarized as follows:

Year Ended April 30, 1999
(in thousands)
Net sales	$485,960
Loss before income tax benefit of $16 million	(1,691)
Loss before extraordinary loss	(2,707)

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

        The acquisition of Essex was accounted for using the purchase method and, accordingly, the results of operations of Essex were included in the consolidated financial statements on a prospective basis from the dates of acquisition. The purchase price was allocated based upon assessments of the fair values of assets and liabilities at the dates of acquisition, which included accruals for planned consolidations, overhead rationalization and loss contingencies. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years (see Note 1).

  Cables of Zion and Cvalim acquisitions

        On May 5, 1998, Superior acquired 51% of the common stock of Cables of Zion United Works Ltd. ("Cables of Zion"), an Israel-based cable and wire manufacturer whose common stock is traded on the Tel Aviv Stock Exchange, for approximately $25 million in cash.

        On December 31, 1998, Cables of Zion acquired the business and certain operating assets of Cvalim—The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") for an adjusted purchase price of $41.2 million in cash. Following the Cvalim acquisition, Cables of Zion changed its name to Superior Cables Limited ("Superior Israel"). On October 20, 1999, Superior Israel acquired the business and certain operating assets of Pica Plast Limited ("Pica Plast") for $10.8 million in cash.

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

  Other

        In 2001, the Company acquired for approximately $1.4 million in cash all the ordinary shares of Mastin Limited ("Mastin"), a company organized in Ireland. The assets of Mastin consisted primarily of cash and marketable securities and Mastin had no significant operations.

  Pro forma financial data (unaudited)

        Unaudited condensed pro forma results of operations for fiscal 1999, which give effect to the acquisition of Essex, Cables of Zion and Cvalim as if the transactions had occurred on May 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

Year Ended April 30, 1999
(in thousands, except per share data)
Net sales	$2,008,233
Income from continuing operations before income taxes, distribution on preferred securities of subsidiary trust, minority interest and extraordinary (loss)	57,319
Income from continuing operations before extraordinary (loss)	8,605
Loss from discontinued operations	(2,707)
Extraordinary (loss) on early extinguishment of debt	(634)
Net income applicable to common stock	5,225
Net income per diluted share of common stock:
Income from continuing operations before extraordinary (loss)	$0.44
Loss from discontinued operations	(0.15)
Extraordinary (loss) on early extinguishment of debt	(0.04)
Net income per diluted share of common stock	$0.25

6.    Long-term investments and other assets

        At December 31, 2001 and 2000, long-term investments and other assets consist of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Equity investment and advances to PolyVision(a)	$—	$25,520
Investment in Cookson common stock(b)	19,977	47,795
Other assets(c)	106,351	91,222

	$126,328	$164,537

(a)
On May 1, 1998, Alpine's equity investment in PolyVision consisted of approximately $25.2 million in liquidation value of PolyVision 8% Series A Preferred Stock (the "PolyVision Preferred") and approximately 1.4 million shares of PolyVision common stock (approximately 17% of PolyVision outstanding shares).

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

  The aforementioned recapitalization resulted in the Company's common share equity ownership in PolyVision increasing to 48% from 17%, with such recapitalization being accounted for by the Company as a step-acquisition. The resulting excess of the fair value over the proportion of PolyVision net assets acquired of approximately $4.1 million was allocated to goodwill and was being amortized ratably over 30 years. Following the recapitalization, the Company accounted for its investment in PolyVision under the equity method.

  During 1999, the Company acquired an additional $2.0 million face amount of PolyVision 9% series C cumulative convertible preferred stock.

  In November 2001, PolyVision shareholders approved the merger of PolyVision into a wholly-owned subsidiary of Steelcase Inc. Pursuant to the merger, Steelcase Inc. acquired for cash all of PolyVision's outstanding common stock, including Alpine's 48% ownership position in PolyVision common stock as well as PolyVision's Series B and Series C convertible preferred stock which was 100% owned by Alpine. In connection with the transaction, Alpine received approximately $41 million in cash for its investment in PolyVision and recognized a pre-tax gain of $8.4 million during 2001.

(b)
The Company acquired the Cookson ordinary shares in the Premier Disposition (see Note 4). The Cookson ordinary shares have been accounted for as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." (SFAS No. 115). Under SFAS No. 115, net unrealized holding gains and losses on available for sale securities are included as a component of accumulated other comprehensive income until realized in the statements of operations upon sale or upon a decline in fair value below the recorded book value that is determined to be other than temporary.

  During 2001 and 2000, the Company sold 4.0 million and 14.0 million shares, respectively, of Cookson shares for $10.0 million and $43.0 million, resulting in realized losses of $5.2 million and $10.5 million, respectively. During the second quarter of 2001, the Company entered into certain forward sale derivative collar agreements to hedge the anticipated cash flows from future sales related to 10.5 million shares of Cookson shares (see Note 15). Based on the then-current market prices of the Cookson shares and the inherent loss on the shares subject to the derivative collar agreements, the Company determined that a decline in fair value of the Cookson shares had occurred that was other than temporary under SFAS No. 115. Accordingly, the Company recorded a realized loss in the statement of operations of $22.6 million related to all Cookson shares held by the Company, representing the difference between the acquisition value of the Cookson ordinary shares ($3.81 per share) and the fair market values on the dates on which the forward sale derivative collar agreements were entered ($2.11 to $2.62 per share).

  In December 2001, the Company recorded additional realized losses in the statement of operations related to the Cookson shares to reflect further declines in fair market value that the Company determined were other than temporary under SFAS No. 115 based on the continued decline in the Cookson share price, as well as the anticipated February 2002 sale of the 10.5 million Cookson shares subject to the forward sale derivative collar agreements (see Notes 15 and 24). After the February 2002 sale of Cookson shares, the Company owns 3.8 million ordinary shares of Cookson stock.

(c)
Other assets primarily consist of Superior Israel customer loans described in Note 9.

7.    Accrued expenses

        At December 31, 2001 and 2000, accrued expenses consist of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Accrued wages, salaries and employee benefits	$17,999	$24,456
Accrued interest	23,822	25,873
Other accrued expenses	65,317	54,893

	$107,138	$105,222

8.    Short-term borrowings

        At December 31, 2001 and 2000, short-term borrowings consist principally of $124.4 million and $160.0 million, respectively, in borrowings under Superior's accounts receivable securitization program which provides for up to $160.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Borrowings under this facility are limited based on a percentage of eligible receivables, as defined by the program. At December 31, 2001, there was no undrawn availability under this facility based on levels of accounts receivables on such date. Under the Superior receivable securitization program, Superior has granted a security interest in certain of its trade accounts receivable to secure borrowings under the facility. The Superior receivable securitization program expires on June 30, 2002. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 2.25% and 6.88% at December 31, 2001 and 2000, respectively) plus 0.70% at December 31, 2001 and plus 0.35% at December 31, 2000.

9.    Long-term debt

        At December 31, 2001 and 2000, long-term debt consists of the following:

	December 31, 2001	December 31, 2000
	(in thousands)
Superior long-term debt
Superior senior credit facility:
Superior revolving credit facility	$169,000	$71,001
Superior term loan A	299,808	374,420
Superior term loan B	403,272	408,346
Superior senior subordinated notes	203,029	200,000
Superior Israel credit facilities	80,287	100,246
Superior Israel bank borrowings	63,637	53,666
Other	13,974	16,685

Total Superior long-term debt	1,233,007	1,224,364
Alpine long-term debt
12.25% Senior Secured Notes (principal amount $12.2 million)	11,882	11,725
Alpine revolving credit facility	—	47,102
Other	24,098	1,194

Total Alpine long-term debt	35,980	60,021

Total long-term debt	1,268,987	1,284,385
Less current portion of long-term debt	106,343	163,994

	$1,162,644	$1,120,391

        As reflected in the table above, long-term debt of Superior amounted to $1,233.0 million at December 31, 2001. Alpine is not liable directly or indirectly, for the long-term debt of Superior (other than for guarantees under certain capitalized lease obligations).

        Long-term debt of Superior Israel (a 50.2% owned subsidiary of Superior) included in Superior's long-term debt above amounted to $143.9 million at December 31, 2001. Such debt is recourse only to Superior Israel and not to Superior TeleCom or Alpine.

        At December 31, 2001 and 2000, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, was approximately $972.5 million and $1.185 million, respectively. The Company has entered into several interest rate cap agreements in order to limit the effect of changes in interest rates on several of the Company's floating rate long-term obligations. Amounts currently due to or from interest rate cap counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2000, the Company had an interest rate cap outstanding with a notional amount of $400 million with a 90-day LIBOR cap at 7.0% and a nominal fair value. At December 31, 2001, the Company had an interest rate cap outstanding with a notional amount of $362 million with a 90-day LIBOR cap at 4.4% and a fair value of $0.1 million. The 90-day LIBOR at December 31, 2001 was 1.93%.

        The aggregate principal maturities of long-term debt subsequent to December 31, 2001, are as follows:

Year	Amount
(in thousands)
2002	$106,343
2003	260,377
2004	512,592
2005	116,423
2006	13,627
Thereafter	259,625

$1,268,987

  Superior Long-term Debt

  Superior Senior Credit Facility

        Superior's senior credit facility is comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement").

        Superior's operating activities are financed principally by the accounts receivable securitization financing arrangement (see Note 8) and the revolving credit facility which allows for borrowings by Superior's non Superior Israel subsidiaries of up to $225 million in the aggregate (subject to interim reductions in 2002 which limit total borrowings to $214 million). The revolving credit facility matures May 27, 2004. At December 31, 2001, interest on the outstanding balance is based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0% (6.37% and 10.03% at December 31, 2001 and 2000, respectively) subject to certain rate increases as discussed below.

        The term loan A is repayable in varying installments through its maturity in May 2004. At December 31, 2001, interest is based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0%, (6.56% and 10.06% and at December 31, 2001 and 2000, respectively) subject to certain rate increases as discussed below.

        The term loan B is repayable in varying installments through its maturity in November 2005. At December 31, 2001, interest is based upon LIBOR plus 4.5% or the base rate (prime) plus 3.5% (7.06% and 10.88% at December 31, 2001 and 2000, respectively), subject to certain rate increases discussed below.

        In June 2001 Superior entered into an amendment to the Credit Agreement effective June 30, 2001. Such amendment (i) increased the interest rate on the revolving credit facility and the term loan A and B by 0.25%, (ii) reduced operating performance levels required to meet certain financial covenants through December 31, 2002, (iii) prohibited the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities and restricted cash payment of interest on the Senior Subordinated Notes beginning in November 2001 unless certain asset sales were consummated and (iv) required Superior to make an accelerated payment under its term loans A and B of $175 million in the aggregate by July 1, 2002 from the proceeds of an asset divestiture or other equity transaction. Refer to the December 2001 and March 2002 amendments below which further modified the Credit Agreement.

        During December 2001 Superior entered into another amendment to the Credit Agreement. Such amendment (i) further reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) extended until January 3, 2003 the date for making an accelerated payment under its term loans A and B of $175 million in the aggregate from the proceeds of an asset divestiture or other equity transaction; (iii) increased the rate of interest during 2002, under certain conditions and at certain intervals, on the revolving credit facility and term loans A and B by an aggregate of 1%; (iv) reduced allowed annual capital expenditures and (v) restricted Superior's cash payment of quarterly interest payments during 2002 on its Senior Subordinated Notes unless certain conditions are met, such conditions principally including achievement of certain levels of liquidity available under its revolving credit facility as of the date such interest payments under the Senior Subordinated Notes are due and the completion of asset divestitures or achievement of certain milestones towards completing asset divestitures. Up to two cash interest payments on the Senior Subordinated Notes are allowed to be made from proceeds of junior capital issuances of Superior. Additionally, the Credit Agreement amendment provided that any proceeds from an asset sale pursuant to (ii) above exceeding $175 million shall first be applied to the outstanding amounts of the revolving credit facility in excess of $169 million then to the term loans until paid in full, with any balance applied to the revolving credit facility. If the revolving credit facility is paid down with excess proceeds from an asset sale, the total revolving loan commitment shall be reduced by 85% of such amount but at no point shall it be reduced to an amount less than $50 million.

        In March 2002, Superior entered into an additional amendment to the Credit Agreement which (i) further reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) deferred until January 31, 2003 term loan principal payments due March 31, 2002 amounting to $19.4 million and (iii) eliminated the required $175 million accelerated term loan payment due on January 3, 2003.

        In 2001, Superior initiated a process to effect a major asset divestiture which, if completed, would have allowed Superior to meet the then required $175 million prepayment under the Credit Agreement. This divestiture process was discontinued in the fourth quarter of 2001 due to the impact on the financial markets and the operating results of the targeted business to be divested of the events of September 11th and the general economic recessionary conditions. As a result of the March 2002 amendment to the Credit Agreement, which eliminated the $175 million term loan repayment requirement, Superior will not be required to complete an asset divestiture during 2002. However, Superior will continue to consider asset divestitures as a possible course of action for further deleveraging Superior's balance sheet based on economic conditions, financial market status and asset valuation levels. If Superior does complete an asset divestiture, the cash proceeds from the sale are required to be used to pay down the amounts outstanding under the Credit Agreement.

        In order to maintain adequate liquidity during 2002 to continue to operate its business on a normal basis, Superior must generate sufficient cash flow to meet scheduled payments on its term loans (which aggregate approximately $64 million for 2002), so as not to be in default under the Credit Agreement. While Superior's operating results and cash flow declined in 2001 and operating results in 2002 may decline further, Superior believes, although there can be no certainty, that it will be able to meet all scheduled principal payments in 2002. Superior's operating results must also be sufficient to meet the revised financial covenants for 2002. Superior believes if it is not able to maintain compliance with these covenants, that modifications or waivers can successfully be obtained, although there is no assurance of such. The Credit Agreement amendments also include more stringent financial covenants for the period ending March 31, 2003 which would likely result in Superior being in default at such time, requiring Superior to seek a waiver or other modification. The December and March Credit Agreement amendments also require Superior to obtain a renewal or replacement of the accounts receivable securitization facility (see Note 8) by June 11, 2002 or an event of default will occur under the Credit Agreement. Superior believes it will be able to renew or replace the accounts receivable securitization facility by the required date, although there can be no certainty of such.

        In connection with the June and December 2001 amendments discussed above, Superior was charged aggregate bank amendment fees of $11.7 million, of which $2.3 million was paid in cash and $9.4 million will be paid upon completion of a major asset divestiture, the occurrence of an event of default or at maturity. In connection with the March 2002 amendment, Superior incurred bank fees of $5.5 million of which $4.0 million was paid in cash in March 2002 with the balance payable upon a major asset divestiture, the occurrence of an event of default or at maturity.

        All the borrowings under the Credit Agreement are guaranteed by each of Superior's principle subsidiaries other than its Canadian and Israeli subsidiaries. The common stock of all such guarantor subsidiaries of Superior and 65% of the common stock of its other foreign subsidiaries have been pledged to secure the guarantees. The obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its guarantor subsidiaries.

        The Credit Agreement contains certain restrictive covenants, including, among other things discussed herein, limitations on the amount of dividends Superior is allowed to pay on its common stock and restrictions on additional indebtedness. At December 31, 2001, Superior was in compliance with all covenants.

        As previously mentioned and in accordance with the amendments to the Credit Agreement during 2001 and 2002, Superior is required to maintain compliance with certain financial covenants on a monthly basis in 2002. These covenants include, among others, an interest coverage ratio, as defined and a fixed charge coverage ratio, as defined.

  Superior Senior Subordinated Notes

        The Senior Subordinated Notes include a $120 million term note A and an $80 million term note B which are due in 2007. Interest at December 31, 2001 was based on LIBOR plus 5% (7.50% and 11.81% at December 31, 2001 and 2000).

        In December 2001, Superior entered into an amendment to the agreement governing the Senior Subordinated Notes. Such amendment allows Superior in certain circumstances the option to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine has provided a funded cash commitment to Superior that will provide Superior sufficient cash to make one quarterly cash interest payment in 2002. If PIK notes are issued (in lieu of cash) for the February 2002 interest payment, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 9%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

        Superior was charged a fee for the subordinated note amendment of $3.0 million, which was paid in the form of a PIK note. All PIK notes are payable upon maturity of the Senior Subordinated Notes in 2007.

  Superior Israel Credit Facilities

        In connection with the December 31, 1998 acquisition of the Cvalim—The Electric Wire and Cable Company of Israel Ltd. ("Cvalim") assets, Superior Israel entered into an $83.0 million credit facility consisting of a $53.0 million term loan ("Superior Israel term loan") and a $30.0 million revolving credit facility ("Superior Israel revolving credit facility"). Proceeds from these facilities were used to finance the acquisition of the Cvalim assets, pay related transaction expenses and provide for ongoing working capital requirements. In October 1999, Superior Israel increased the amount available under the credit facility by $10.0 million, which increased the term loan availability to $63.0 million. On December 31, 2001, the availability period to draw down the Superior Israel term loan expired.

        The Superior Israel term loan is repayable on December 31, 2008. Interest on the Superior Israel term loan is based upon LIBOR plus 1.0% or the average of the gross yield to maturity of all the series of fixed rate bonds issued by the State of Israel, listed on the Tel-Aviv stock exchange and having a remaining maturity of 18-30 months, plus 1.3% or the lending bank's wholesale rate of interest for credits linked to the Israeli consumer price index plus 0.7%. The Superior Israel term loan rate was 6.34% at December 31, 2001. Interest on the Superior Israel revolving credit facility outstanding balance is based upon either LIBOR plus 0.5%, the lending bank's prime rate minus 1.0%, or a rate to be agreed upon by the parties. The revolving credit facility terminates on December 31, 2003. Obligations under these facilities are secured by assets of Superior Israel. At December 31, 2001 and 2000, Superior Israel was not in compliance with certain financial covenants and has classified the $18.2 million and $25.4 million, respectively, outstanding under the revolving credit facility as current in the December 31, 2001 and 2000 balance sheet.

        Superior Israel had $9.6 million and $11.7 million outstanding under additional revolving credit facilities at December 31, 2001 and 2000, respectively. The obligations are secured by assets of Superior Israel.

  Superior Israel Bank Borrowings

        Superior Israel has granted long-term loans to one of its principal customers as required by the terms of the contracts with the customer related to the sale of products to the customer. These customer loans are repayable to Superior Israel over periods of 10.5 to 11.0 years and include interest at a rate of LIBOR plus 0.475% to LIBOR plus 1.0%. Superior Israel's obligation to issue such customer loans expired on December 31, 2001. Such customer loans are reflected as notes receivable and $63.6 million and $53.7 million in such notes receivable are included in other assets in the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively. Superior Israel financed these customer loans with bank borrowings in amounts equivalent to and with terms similar to the customer loans. Such bank borrowings are secured by the customer notes receivable held by Superior Israel. At December 31, 2001 and 2000, $63.6 million and $53.7 million, respectively, in bank borrowings related to such customer loans was outstanding.

  Superior Other Debt

        Other debt includes debt associated with lease finance obligations of $13.9 million and other miscellaneous items. The lease finance obligations have cross default provisions associated with other debt of Superior, including debt under the Credit Agreement.

  Alpine Long-term Debt

  Alpine Senior Secured Notes

        The 12.25% Senior Secured Notes are due 2003 (see Note 24) and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

  Alpine Revolving Credit Facility

        In November 1999, Alpine entered into a $100.0 million revolving credit facility (the "Alpine Revolving Credit Facility") replacing the existing $50.0 million senior secured credit agreement (the "Alpine Senior Secured Facility") comprised of a $40.0 million revolving credit facility and a $10.0 million senior secured term loan. Borrowings under the Alpine Revolving Credit Facility were for ongoing working capital and corporate needs of Alpine, and were secured by Alpine's holdings in Cookson common stock and Superior common stock. Under the Alpine Revolving Credit Facility, the proceeds from the sale of Cookson stock were to be used for repayment of the Alpine Revolving Credit Facility and payment of related income taxes. Interest on the Alpine Revolving Credit Facility was based upon LIBOR plus 2.5% or the base rate (prime) plus 1.5%, and was 9.31% and 9.06% at December 31, 2000 and 1999, respectively. All amounts outstanding on the Alpine Revolving Credit Facility were paid in November 2001 and such facility has been terminated.

  Alpine Other Debt

        Other debt includes approximately $22 million of loans payable in pound sterling associated with the Cookson collar agreements discussed in Notes 15 and 24.

  Early extinguishment of debt

        During the year ended December 31, 2001, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.4 million (net of income taxes of $0.9 million), or $0.10 per diluted share.

        During the eight months ended December 31, 1999, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.0 million (net of income taxes of $0.6 million), or $0.06 per diluted share.

        During fiscal 1999, the Company recognized an extraordinary charge on the early extinguishment of debt of $0.6 million, or $0.04 per diluted share, associated with the amendment and restatement of Superior's credit facilities.

10.    Earnings per share

        The computation of basic and diluted earnings per share for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999, and fiscal 1999 is as follows:

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Loss attributable to common stock from continuing operations before extraordinary (loss)	$(35,479)			$(11,248)
Less: preferred stock dividends	(38)			(46)

Basic loss per common share from continuing operations before extraordinary (loss)	(35,517)	14,629	$(2.43)	(11,294)	14,779	$(0.77)

Dilution in subsidiary earnings from subsidiary stock options	(97)	—		(72)	—

Diluted loss per share from continuing operations before extraordinary (loss)	$(35,614)	14,629	$(2.44)	$(11,366)	14,779	$(0.77)

	Eight Months Ended December 31, 1999			Year Ended April 30, 1999
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Income attributable to common stock from continuing operations before extraordinary (loss)	$12,007			$16,910
Less: preferred stock dividends	(26)			(39)

Basic earnings per common share from continuing operations before extraordinary (loss)	11,981	14,817	$0.81	16,871	16,405	$1.03

Dilutive impact of stock options, warrants and grants	—	1,466		—	1,431
Dilution in subsidiary earnings from subsidiary stock options	(852)	—		(669)	—
Assumed conversion of preferred stock	26	51		39	51

Diluted earnings per share from continuing operations before extraordinary (loss)	$11,155	16,334	$0.68	$16,241	17,887	$0.91

        The Company has excluded the conversion of Superior's Trust Convertible Preferred Securities from the Company's earnings per share calculation as the impact would be anti-dilutive.

11.    Stock based compensation plans

        The Company sponsors the Employee Stock Purchase Plan ("ESPP") which allows eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There are 500,000 shares of common stock reserved under the ESPP, of which 152,657 shares, 65,801 shares, 43,318 shares and 53,389 shares were purchased by employees during the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999, respectively. As of December 31, 2001, there were approximately 121,711 shares available for grant under the ESPP.

        Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 363,153 shares of common stock available for issuance under the 1997 Plan for granting of options at December 31, 2001. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. Under the 1997 Plan, options cannot be exercised after ten years from the date of grant. During the years ended December 31, 2000 and the eight months ended December 31, 1999, the Company granted non-qualified stock options to purchase 425,000 shares, and 595,000 shares, respectively, of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company's treasury stock. In March 1999, the Company adopted the 1999 Stock Option Reload Program under the 1997 Plan, which enabled certain key management employees to receive a new reload stock option equal to the total shares tendered by the employee to the Company by December 31, 1999 in order to pay the exercise price and related taxes on the exercise of certain vested stock options. The reload stock option is priced at the fair market value of the common stock on the exercise date.

        In addition, during the year ended December 31, 2000 and the eight months ended December 31, 1999, the Company granted certain key management employees non-qualified stock options to purchase 177,000 and 243,000 shares, respectively, of the common stock of PolyVision and 86,000 and 76,200 shares respectively, of the common stock of Superior. During 2001, the Company sold its investment in PolyVision (see Note 6) and accordingly, the PolyVision options were forfeited by the employees. Any shares issued upon exercise of the options in the common stock of Superior will be made available only from shares of the common stock of Superior owned by the Company.

        The Company also adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

        Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At December 31, 2001, there are 82,386 shares available for issuance. During the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999, noncash compensation expense of $0.1 million, $0.2 million, $0.3 million and $0.6 million, respectively, was recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan.

        The Company sponsors unfunded deferred compensation plans whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their salary or bonus and shares issued upon stock option exercises, as defined by the plans. The plans also provide for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of these plans are held in irrevocable grantor trusts. At December 31, 2001, 0.8 million shares of the Company's common stock issued upon stock option exercises have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets.

        Total compensation expense related to all stock based compensation plans for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 was $4.2 million, $3.7 million, $1.3 million and $0.9 million, respectively.

        The Company continues to account for its stock-based compensation plans (including options issued under the plans) using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted to employees or directors at an exercise price at or above the common stock's fair value. Application of the provisions of APB No. 25 resulted in no charge to earnings for options for the years ended December 31, 2001 and 2000 and during the eight months ended December 31, 1999, and a charge to earnings of $0.4 million in fiscal 1999, for certain performance-based stock options granted in prior years. However, had compensation expense been determined based on the fair value of the stock option award at the grant date as prescribed by SFAS No. 123, Alpine's net income, net income applicable to common stock, basic net income per share of common stock and diluted net income per share of common stock for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 would approximate the pro forma amounts below:

	Year Ended December 31, 2001		Year Ended December 31, 2000
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amounts)
Net loss	$(30,984)	$(34,596)	$(11,248)	$(16,783)
Net loss applicable to common stock	(31,022)	(34,634)	(11,294)	(16,829)
Net loss per basic share of common stock	(2.12)	(2.37)	(0.77)	(1.14)
Net loss per diluted share of common stock	(2.13)	(2.37)	(0.77)	(1.14)
	Eight Months Ended December 31, 1999		Year Ended April 30, 1999
	As Reported	Pro Forma	As Reported	Pro Forma
	(in thousands, except per share amounts)
Net income	$46,386	$42,540	$13,569	$9,282
Net income applicable to common stock	46,360	42,514	13,530	9,243
Net income per basic share of common stock	3.13	2.87	0.82	0.56
Net income per diluted share of common stock	2.79	2.60	0.72	0.48

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999, respectively: dividend yield of 0% for each year; expected volatility of 79%, 77%, 55% and 44%; risk-free interest rate of 4.16%, 5.11%, 6.30% and 4.92%; and expected life of four years for all periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 was $1.21, $5.11, $5.16 and $6.29, respectively.

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

        The following table summarizes stock option activity for fiscal 1999, the eight months ended December 31, 1999 and the years ended December 31, 2000 and 2001.

	Shares Outstanding	Weighted- Average Exercise Price
Outstanding at April 30, 1998	2,840,025	$5.93
Exercised	(111,741)	4.15
Canceled	(32,545)	15.34
Granted	1,452,714	16.07

Outstanding at April 30, 1999	4,148,453	9.38
Exercised	(1,475,575)	4.88
Canceled	(319,007)	18.57
Granted	584,525	13.20

Outstanding at December 31, 1999	2,938,396	$11.40
Exercised	(18,500)	5.05
Canceled	(23,919)	14.51
Granted	496,729	8.53

Outstanding at December 31, 2000	3,392,706	11.01
Exercised	—	—
Canceled	(118,214)	9.95
Granted	101,354	1.70

Outstanding at December 31, 2001	3,375,846	$10.76

        Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2001 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range Of Exercise Prices	Number Of Options Outstanding		Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
$0.88 - $1.13	14,838	9.56	$1.02	—	$—
$1.70 - $2.05	94,104	9.21	1.76	1,830	2.05
$3.44 - $5.13	472,604	4.15	4.52	461,791	4.53
$5.57 - $8.13	579,329	3.86	7.86	573,025	7.87
$8.75 - $12.88	1,527,056	6.64	10.41	1,001,921	10.94
$13.69 - $20.50	170,315	7.03	16.39	131,956	16.45
$20.81	517,600	6.54	20.81	517,600	20.81

	3,375,846	5.90	$10.76	2,688,123	$11.35

12.    Employee benefits

        Superior provides for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

        The Company sponsors several defined benefit pension plans and unfunded supplemental executive retirement plans (the "SERP"). The SERP provides retirement benefits based on the same formula as in effect under a certain salaried employees' plan, but only takes into account compensation in excess of amounts that can be recognized under the salaried employees plan. The defined benefit pension plans and the SERP generally provide for payment of benefits, commencing at retirement (between the ages of 55 and 65), based on the employee's length of service and earnings. Assets of the plans consist principally of cash and cash equivalents, short-term investments, equities and fixed income instruments. During 2001, the Company terminated benefits for certain employees resulting in a curtailment loss of $2.5 million and a settlement loss of $2.5 million.

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

12.    Employee benefits (Continued)

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the postretirement health care benefit plans for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000
	(in thousands)
Change in benefit obligation:
Benefit obligation at Beginning of year	$109,822	$96,657	$2,394	$2,085
Service cost	3,549	3,895	—	60
Interest cost	7,547	7,584	58	166
Amendments	1,403	—	148	—
Actuarial (gain) loss	2,622	4,869	(183)	168
Impact of foreign currency exchange	(347)	(205)	—	—
Benefits paid	(3,567)	(2,978)	(214)	(85)

Benefit obligation at end of year	$121,029	$109,822	$2,203	$2,394

Change in plan assets:
Fair value of plan assets at beginning of year	$93,961	$88,148	$—	$—
Actual return on plan assets	(3,422)	5,014	—	—
Employer contribution	3,263	3,914	214	85
Impact of foreign currency exchange	(263)	(137)	—	—
Benefits paid	(3,567)	(2,978)	(214)	(85)

Fair value of plan assets at end of year	$89,972	$93,961	$—	$—

Funded status	$(31,057)	$(15,861)	$(2,203)	$(2,394)
Unrecognized actuarial (gain) loss	2,192	(10,468)	230	413
Unrecognized prior service cost	1,354	1,791	—	—

Accrued benefit cost	$(27,511)	$(24,538)	$(1,973)	$(1,981)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$644	$420	$—	$—
Accrued benefit liability.	(28,155)	(26,228)	(1,973)	(1,981)
Additional minimum liability	(4,278)	(1,085)	—	—
Intangible asset	988	1,544	—	—
Accumulated other comprehensive income	3,290	811	—	—

Accrued benefit cost	$(27,511)	$(24,538)	$(1,973)	$(1,981)

        The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $41.1 million, $40.2 million and $22.0 million, respectively, as of December 31, 2001.

The components of net periodic benefit cost of the defined benefit pension plans and the post retirement healthcare benefit plans during the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 are presented below:

	Defined Benefit Pension Plans				Postretirement Health Care Benefits
	December 31, 2001	December 31, 2000	December 31, 1999	April 30, 1999	December 31, 2001	December 31, 2000	December 31, 1999	April 30, 1999
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3,549	$3,895	$3,764	$2,676	$58	$60	$50	$66
Interest cost	7,547	7,584	5,051	3,280	148	166	106	137
Expected return on plan assets	(8,378)	(7,869)	(4,894)	(3,256)	—	—	—	—
Amortization of prior service cost	167	160	114	162	—	—	33	—
Actuarial (gain) loss	(1,681)	(2,466)	79	56	—	5	(13)	13
Curtailment loss	2,475	—	—	—	—	—	—	—
Settlement loss	2,541	—	—	—	—	—	—	—

Net periodic benefit cost	$6,220	$1,304	$4,114	$2,918	$206	$231	$176	$216

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2001, 2000 and 1999, and April 30, 1999 were determined based upon the following assumptions:

	Defined Benefit Pension Plans				Postretirement Health Care Benefits
	December 31, 2001	December 31, 2000	December 31, 1999	April 30, 1999	December 31, 2001	December 31, 2000	December 31, 1999	April 30, 1999
Discount rate	7.25%	7.5%	8.0%	6.0% - 7.0%	7.25%	7.5%	8.0%	7.0%
Expected return on plan assets	9.0%	9.0%	9.0%	8.0% - 9.0%	N/A	N/A	N/A	N/A
Increase in future compensation	4.5%	4.5%	5.0%	4.0%	N/A	N/A	N/A	N/A

        The Company and its subsidiaries sponsor several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provide for limited company matching of participants' contributions. The Company's contributions during the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 were $4.8 million, $5.4 million, $2.7 million and $3.2 million, respectively.

13.    Income taxes

        The provision (benefit) for income taxes for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 is comprised of the following:

	Year Ended
			Eight Months Ended December 31, 1999
	December 31, 2001	December 31, 2000		Year Ended April 30, 1999
	(in thousands)
Current:
Federal	$(8,342)	$8,853	$(1,209)	$24,044
State	372	(881)	—	3,048
Foreign	3,694	541	229	3,210

Total current	(4,276)	8,513	(980)	30,302

Deferred:
Federal	(13,125)	(3,713)	22,552	(2,501)
State	(2,238)	(919)	(96)	(390)
Foreign	(1,799)	(2,762)	(357)	133

Total deferred	(17,162)	(7,394)	22,099	(2,758)

Total income tax (benefit) expense	$(21,438)	$1,119	$21,119	$27,544

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 because of the effect of the following items:

	Year Ended
			Eight Months Ended December 31, 1999
	December 31, 2001	December 31, 2000		Year Ended April 30, 1999
	(in thousands)
Continuing operations:
Expected income tax expense (benefit) at U.S. federal statutory tax rate	$(20,691)	$(993)	$18,536	$22,684
State income taxes, net of U.S. federal income tax benefit	(1,996)	(1,126)	1,745	2,630
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	1,897	1,315	380	384
Distributions on preferred securities of subsidiary trust	(5,377)	(5,300)	(3,317)	(439)
Nondeductible goodwill amortization	7,113	7,099	4,780	2,706
Change in valuation allowance	1,513	—	—	—
Change in reserves	1,551	(1,500)	—	—
Permanent difference related to an investment	(5,814)	—	—	—
Other, net	1,230	1,624	(378)	(10)

Provision for income taxes from continuing operations	(20,574)	1,119	21,746	27,955
Taxes on extraordinary loss	(864)	—	(627)	(411)

Total income tax (benefit) expense	$(21,438)	$1,119	$21,119	$27,544

Income from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and extraordinary loss attributable to domestic and foreign operations for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999 was as follows:

	Year Ended
			Eight Months Ended December 31, 1999
	December 31, 2001	December 31, 2000		Year Ended April 30, 1999
	(in thousands)
United States	$(60,057)	$6,501	$53,376	$58,218
Foreign	940	(9,339)	(417)	6,592

Income (loss) before income taxes, distributions on preferred securities of Superior Trust I, minority interest and extraordinary loss	$(59,117)	$(2,838)	$52,959	$64,810

        Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2001 and 2000 are as follows:

	December 31, 2001	December 31, 2000
	(in thousands)
Deferred tax assets:
Sale/leaseback	$1,875	$1,875
Accruals not currently deductible for tax	13,676	13,752
Pension and postretirement benefits	9,523	11,541
Compensation expense related to unexercised stock options and stock grants	2,377	2,491
Net operating loss carryforwards	25,903	20,704
Alternative minimum tax credit carryforwards	500	500
Other	3,940	1,814

Total deferred tax assets	57,794	52,677
Less valuation allowance	8,108	6,595

Net deferred tax assets	49,686	46,082

Deferred tax liabilities:
Depreciation	98,193	110,658
Inventory	12,511	11,536
Long-term investments	2,919	6,180
Other	15,645	18,122

Total deferred tax liabilities	129,268	146,496

Net deferred tax liability	$79,582	$100,414

        At December 31, 2001, Alpine had significant state operating loss carryforwards that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Availability of the net operating loss carryforwards might be challenged upon taxing authorities'

examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

        Various tax examinations are currently in process, but in the opinion of management, any related adjustments will not have a material effect on the financial statements.

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

14.    Restructuring and infrequent and unusual charges

        During the year ended December 31, 2001, the Company recorded infrequent and unusual charges of $10.7 million, which included (i) a $3.1 million charge related to professional and legal fees incurred for Superior's corporate debt restructurings, (ii) a $2.3 million charge relating to operational restructuring activities at Superior Israel and (iii) a $5.4 million charge at Alpine related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees.

        During the year ended December 31, 2000, the Company recorded infrequent and unusual charges of $15.0 million, which included (i) a $3.8 million charge related to operational restructuring activities at Superior Israel; (ii) $8.6 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, and (iii) $2.6 million of start-up costs for Superior's Torreon, Mexico magnet wire facility.

        During the eight months ended December 31, 1999, the Company recorded infrequent and unusual charges of $4.7 million, which included (i) a $1.3 million charge related to restructuring activities at Superior Israel, (ii) $2.1 million in charges primarily associated with the rationalization of certain Essex manufacturing facilities, (iii) $0.9 million in charges associated with the evaluation and termination of a management information system project at Essex and (iv) $0.4 million of start-up costs for Superior's Torreon, Mexico magnet wire facility.

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

  Essex

        Since the completion of the acquisition of Essex, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company accrued as part of the Essex Acquisition purchase price a $35.9 million provision, which included $17.9 million of employee termination and relocation cost, $12.1 million of facility consolidation cost, $3.0 million of management information system project termination costs, and $2.9 million of other exit costs. During 2001, the Company revised its estimate and, as a result, decreased the provision for other exit costs by $0.1 million which was reflected as income in the statement of operations. As of December 31, 2001, $17.8 million, $11.7 million, $3.0 million and $2.7 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

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

        During 2000, Superior Israel recorded a $3.8 million restructuring charge, which included a provision for further consolidation of manufacturing facilities. As of December 31, 2001, $3.8 million has been incurred and paid. The restructuring actions resulted in the elimination of approximately 123 positions, most of which were manufacturing related employees. During the year ended December 31, 2001, Superior Israel recorded a $2.3 million restructuring charge for additional exit costs associated with the restructuring. All significant aspects of the restructuring plan are complete.

15.    Derivative financial instruments and fair value information

        The Company, to a limited extent, uses forward fixed price contracts and derivative financial instruments to manage foreign currency exchange, commodity price risks and investment market price risks. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts, metals futures contracts and interest rate contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to the unrealized gains within the underlying contracts.

  Foreign exchange risk management

        The Company engages in the sale and purchase of goods and services which periodically require payment or receipt of amounts denominated in foreign currencies. To protect the Company's related anticipated cash flows from the risk of adverse foreign currency exchange fluctuations for firm sales and purchase commitments, the Company enters into foreign currency forward exchange contracts. At December 31, 2001, the Company had no forward exchange sales contracts, but did have $8.3 million of purchase contracts whose fair value approximated the contract amount. The Company uses foreign currency forward contracts to hedge certain receivables and payables on the Company's balance sheet that are denominated in foreign currencies other than the functional currency. These forward contracts are classified as non-designated derivative instruments and are stated at fair value with any gain or loss being recorded immediately in earnings. The underlying receivable or payable is also recorded at fair value resulting in gains or losses that substantially offset the effects of the forward contracts.

  Commodity price risk management

        The cost of copper, the Company's most significant raw material, has been subject to considerable volatility over the past several years. So that the Company may manage the matching of the copper component of customer product pricing with the copper cost component of the inventory shipped, the Company enters into futures contracts as qualifying hedges. At December 31, 2001, the Company had sales contracts for 15.4 million copper pounds, or $10.1 million, with an estimated fair value of $10.8 million. At December 31, 2001, the Company had purchase contracts for 16.7 million copper pounds whose contracts approximated fair value. Changes in the fair value of these contracts are recorded in the consolidated statement of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings.

        In order to hedge the risk associated with the anticipated future liquidation of a LIFO layer created during 2001, the Company entered into certain future contracts that were classified as cash flow hedges. During the second quarter of 2001, the Company determined that the hedge was no longer effective, as the LIFO layer was deemed to be permanent in nature. On July 1, 2001, the Company removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, the Company recorded $1.1 milion as a reduction in inventory carrying value and a $0.5 million gain related to changes in the fair market value of these contracts subsequent to the removal of the hedge designation. The Company has no LIFO layer hedges outstanding at December 31, 2001. The net impact of hedge ineffectiveness for the year ended December 31, 2001 was immaterial.

  Investment price risk management

        During 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of Cookson. Under these arrangements, the Company has executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These hedges are classified as cash flow hedges and the changes in fair value are reflected as a component of other comprehensive income and offset a portion of the loss on the value of the underlying investment. These arrangements allow borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at December 31, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003. During December 2001, the Company entered into discussions for a negotiated settlement and termination of the collar agreements, including the intention to sell the underlying Cookson shares prior to the expiration of the collar agreements. Therefore, in accordance with SFAS No. 133, the Company reclassified $6.0 million of unrealized gains previously recorded in accumulated other comprehensive income into the statements of operations. (see Notes 9 and 24).

        In 2001, Mastin, a wholly-owned subsidiary of the Company, entered into certain interest rate derivative transactions structured for the Company to benefit from changes in long-term interest rates should such changes occur within specified ranges. These investments are classified as non-designated derivatives and therefore all changes in the fair values of these investments are recorded in income immediately. During 2001, certain of these interest rate derivatives expired resulting in realized gains that were more than offset by unrealized losses. The net impact to the Company of these interest rate derivative transactions was a $1.2 million loss recorded in the statements of operations in 2001. The fair value of these outstanding interest rate derivatives was not material at December 31, 2001.

16.    Commitments and contingencies

        Total rent expense under cancelable and noncancelable operating leases was $13.2 million, $14.2 million, $8.5 million and $8.0 million during the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999, respectively.

        At December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows:

Year	Amount
(in thousands)
2002	$10,840
2003	10,332
2004	9,399
2005	8,485
2006	7,035
Thereafter	10,255

$56,346

        Approximately 38% of the Company's total labor force is covered by collective bargaining agreements. Contracts covering approximately 14% of the Company's unionized work force are due to expire at various times in 2002. The Company considers relations with its employees to be satisfactory.

        The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

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

        Essex has been named as a defendant in a number of product liability lawsuits brought by electricians and other skilled tradesmen claiming injury from exposure to asbestos found in electrical wire products produced many years ago. Litigation against various past insurers of Essex who had previously refused to defend and indemnify Essex against these lawsuits was settled during 1999. Pursuant to the settlement, Essex was reimbursed for substantially all of its costs and expenses incurred in defense of these lawsuits, and the insurers have undertaken and are currently defending and, if it should become necessary, indemnifying Essex against such asbestos lawsuits, subject to the terms and limits of their respective policies.

        During 2001, the Company was sued by a former executive claiming the Company breached his employment agreement, withheld monies due him in connection with his employment and discriminated against him on account of his disability and age. The former employee is seeking damages exceeding $10 million. The Company believes it did not breach his employment agreement nor discriminate against him and intends to vigorously defend against the claim which is still in the very early stages.

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2001, the Company had forward fixed price purchase commitments for 72.9 million copper pounds (see Note 15).

        At December 31, 2001, the Company had committed $2.2 million to outside vendors for certain capital projects.

        Pursuant to the Premier Merger Agreement dated May 28, 1999, Alpine extended to Cookson certain customary warranties, representations and indemnities including certain indemnities related to environmental claims. Such indemnities are subject to an aggregate monetary limit and substantially all obligations under these warranties and representations expired on May 31, 2000.

        One executive of the Company has an employment contract which generally provides for a minimum base salary, a cash bonus based on the Company's achievement of certain performance objectives, stock options and restricted stock grants and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a "change in control", as defined, such employment agreement provides for severance payments not in excess of three times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

        During April 2001, Alpine entered into agreements with certain of its executives in connection with the transition of their employment to Superior or modification of the terms of their employment by Alpine. The agreements provide that in the event that any of such executives terminates his employment with Superior for good reason, as defined, or if he is terminated by Superior for any reason other than for cause, as defined, prior to January 1, 2004, then such executive automatically will be employed again by Alpine substantially in accordance with the terms of his employment agreement with the Company in effect on December 31, 2000.

17. Related party transactions

        The Company has entered into a commitment to advance to Superior approximately $3.8 million (which has been reflected as restricted cash in the consolidated balance sheet) to be used solely by Superior to make one quarterly cash interest payment on its Senior Subordinated Notes (see Notes 1 and 9). If such commitment is funded, Alpine will be issued subordinated notes in the face amount of the funds advanced, with such notes due seven years from the date issued.

        Alpine was issued warrants to acquire 250,000 shares of common stock of Superior at an exercise price of $1.41 per share for granting the unconditional commitment to fund these obligations. If such commitment is funded, Alpine will be issued additional warrants to acquire 2.1 million shares of common stock of Superior at an exercise price of $1.69. Interest on the Alpine notes will be paid in the form of PIK notes for as long as the debt under the Credit Agreement remains outstanding. The interest rate on the Alpine notes will fluctuate (based on certain conditions) from the lesser of the applicable rate of interest in respect of the Superior Senior Subordinated Notes, or the rate of 15% per annum.

        At December 31, 2001, Alpine has loaned certain officers $0.9 million relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%. During 2001, the Company agreed to forgive $0.7 million of such loans and accrued interest, with such forgiveness to occur over a ten year period, subject to certain employment conditions. During fiscal 1999, the Company agreed to forgive a $0.3 million loan made by the Company in June 1987 to an executive of the Company to finance the exercise of certain stock options, with such forgiveness to occur over a four year period, subject to certain employment conditions.

18. Preferred stock

        Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

        At December 31, 2001, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

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

19. Superior trust convertible preferred securities

        On March 31, 1999, Superior Trust I (the "Trust"), a trust in which Superior owns all the common equity interests, issued 3,332,254 8 1/2% Trust Convertible Preferred Securities ("Trust Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are Superior's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate principal amount of $171,765,650, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014. Superior has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of Superior at the rate of 1.1496 shares of Superior's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Distributions on the Trust Convertible Preferred Securities are payable (subject to rights to defer distributions as discussed below) quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Security, plus accrued and unpaid distributions.

        The Trust Convertible Preferred Securities are not redeemable before April 1, 2003. At any time on and after that date, the Trust Convertible Preferred Securities may be redeemed by Superior at a per share redemption price of $52.55, periodically declining to $50.00 in April 2008 and thereafter. In addition, Superior has the option to call the Trust Convertible Preferred Securities during the one-year period commencing on March 31, 2002, at a per share price cash redemption of $52.975, plus accrued and unpaid distributions, if any, provided the average closing price of Superior's common stock, for any 10 consecutive trading days preceding the date of the call, multiplied by the then effective conversion rate equals or exceeds $65.00 per share. Superior has reserved 3,830,759 shares of its common stock for possible conversion of the Trust Convertible Preferred Securities.

        Pursuant to the provisions of the related indentures, Superior may defer quarterly cash distribution payments for a period of up to twenty consecutive quarters, during which period unpaid distributions are cumulative and accrue interest at a rate of 8.5% per annum. Additionally, during such deferral periods Superior, among other things, cannot pay cash dividends on its common stock, or redeem or repurchase any of its capital stock. During 2001, Superior elected to defer quarterly payments of distributions for the September 30 and December 31, 2001 periods. Based on restrictions included in an amendment of Superior's Credit Agreements during 2001, Superior is currently restricted from paying such distributions in cash and will likely defer distribution payments at least through 2002.

        The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2001, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $13.3 million.

20. Stockholder rights agreement

        Under the Company's Stockholder Rights Plan ("the Plan"), a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $75.00, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons acquire, or commence a tender offer that would result in a person or group acquiring, beneficial ownership of 15% or more of the outstanding common shares. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of common stock of the Company or stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on February 17, 2009 at a redemption price of $0.01 per Right. At December 31, 2001, 200,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

21. Change in year end (unaudited)

        The Company's unaudited results of operations for the eight months ended December 31, 1998 are summarized as follows:

Eight Months Ended December 31, 1998
(in thousands, except per share data)
Net sales	$488,279
Gross profit	102,995
Provision for income taxes	16,996
Net income	13,049
Net income per basic share of common stock	$0.78

Net income per diluted share of common stock	$0.70

22. Business segments and foreign operations

        The Company's reportable segments are strategic businesses of Superior that offer different products and services to different customers. These segments are communications, OEM and electrical. The communications segment includes (i) outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications, and (iii) all of Superior Israel's products. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

	Year Ended
	December 31, 2001	December 31, 2000	Eight Months Ended December 31, 1999	Year Ended April 30, 1999
	(in thousands)
Net sales(a):
Communications(b)	$726,768	$848,099	$511,413	$630,008
OEM	533,634	613,382	390,892	247,909
Electrical	486,900	587,567	474,588	270,201

	$1,747,302	$2,049,048	$1,376,893	$1,148,118

Depreciation and amortization expense:
Communications	$21,864	$20,240	$11,850	$12,336
OEM	11,921	9,287	6,863	4,212
Electrical	9,945	7,560	4,432	2,844
Corporate and other	2,720	5,218	3,625	1,386
Amortization of goodwill	21,163	21,065	13,778	8,369

	$67,613	$63,370	$40,548	$29,147

Operating income (loss):
Communications	$100,627	$120,071	$86,849	$114,751
OEM	48,791	75,839	55,538	31,113
Electrical	(4,074)	6,797	24,714	17,502
Corporate and other	(27,912)	(27,304)	(15,320)	(24,660)
Infrequent and unusual charges	(10,749)	(14,961)	(4,660)	(7,282)
Amortization of goodwill	(21,163)	(21,065)	(13,778)	(8,369)

	$85,520	$139,377	$133,343	$123,055

Total assets:
Communications	$482,886	$539,987	$510,537	$488,247
OEM	294,674	295,930	274,103	248,293
Electrical	256,370	265,336	323,154	309,987
Corporate and other	918,221	993,138	1,075,835	1,027,949

	1,952,151	2,094,391	2,183,629	2,074,476
Discontinued operations	—	—	—	34,557

	$1,952,151	$2,094,391	$2,183,629	$2,109,033

Capital expenditures:
Communications	$16,741	$33,552	$22,563	$23,072
OEM	5,352	35,363	20,363	7,694
Electrical	2,655	6,564	6,851	7,564
Corporate and other	2,516	2,964	7,293	5,571

	$27,264	$78,443	$57,070	$43,901

(a)
No customers accounted for more than 10% of net sales for the year ended December 31, 2000, for the eight months ended December 31, 1999 or in fiscal 1999.
(b)
Net sales to the RBOCs and major independent telephone companies accounted for 40% of the Communication Group net sales for the year ended December 31, 2001. Superior Israel net sales represent 17% of the Communication Group net sales for the year ended December 31, 2001. Two customers accounted for 15% and 11% of the Communications Group net sales for the year ended December 31, 2001. Two customers accounted for 14% and 14% of the Communications Group net sales for the year ended December 31, 2000. Three customers accounted for 12%, 13% and 13% of the Communications Group net sales for the year ended December 31, 1999.

        The following provides information about domestic and foreign operations for the years ended December 31, 2001 and 2000, the eight months ended December 31, 1999 and fiscal 1999:

	Year Ended
			Eight Months Ended December 31, 1999
	December 31, 2001	December 31, 2000		Year Ended April 30, 1999
	(in thousands)
Net sales:
United States	$1,542,742	$1,818,510	$1,225,973	$1,002,665
Canada	41,964	48,664	23,801	43,757
Israel	125,868	139,363	95,944	83,368
United Kingdom	36,728	42,511	31,175	18,328

	$1,747,302	$2,049,048	$1,376,893	$1,148,118

Long-lived assets:
United States	$375,618	$394,215	$399,444	$422,197
Canada	10,452	11,944	13,431	12,832
Israel	64,190	75,453	74,093	65,416
United Kingdom	10,809	12,189	14,093	9,490
Mexico	49,051	46,881	14,702	1,642

	$510,120	$540,682	$515,763	$511,577

23.    Quarterly financial information (unaudited)

        In the Company's 2001 quarterly 10-Q filings, the Company reported unaudited interim financial data, which included unrealized losses on certain marketable securities. These losses were reported on the balance sheet in other comprehensive income as a separate component of stockholders' equity. The Company had considered the unrealized losses on these marketable securities temporary, and therefore had not recognized the losses through its income statement.

        Based upon the evaluation of forward sale transactions entered into the second quarter of 2001, which resulted in an accelerated sale of such securities in February of 2002, the Company concluded that the decrease in value as of June 30, 2001 was "other than temporary" as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and related guidance (see Notes 6, 15 and 24). This resulted in an adjustment to record loss on investment securities of $22.6 million during the quarter ended June 30, 2001 as compared to previously reported results for such period.

        The Company's unaudited quarterly results of operations for the year ended December 31, 2001 and 2000 (as previously reported and, with respect to the quarter ended June 30, 2001, as revised) are as follows:

	2001
	Quarter Ended
	March 31 As Reported	June 30 As Previously Reported	June 30 Revised	September 30 As Reported	December 31 As Reported	Year Ended December 31
	(in thousands, except per share data)
Net sales	$478,316	$486,847	$486,847	$420,306	$361,833	$1,747,302
Gross profit	77,579	78,468	78,468	70,177	49,669	275,893
Operating income (loss)	31,795	26,333	26,333	28,130	(738)	85,520
Income (loss) before extraordinary item	(5,857)	(3,717)	(18,115)	(2,453)	(3,119)	(29,544)
Extraordinary loss	—	—	—	—	(1,440)	(1,440)

Net loss(b)	$(5,857)	$(3,717)	$(18,115)	$(2,453)	$(4,559)	$(30,984)

Income (loss) before extraordinary item per diluted share of common stock(a)	$(0.40)	$(0.26)	$(1.24)	$(0.17)	$(0.21)	$(2.03)

Net loss per diluted share of common stock(a)	$(0.40)	$(0.26)	$(1.24)	$(0.17)	$(0.31)	$(2.13)

	2000
	Quarter Ended
					Year Ended December 31
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Net sales	$497,896	$550,086	$507,223	$493,843	$2,049,048
Gross profit	85,622	98,695	80,325	75,486	340,128
Operating income	34,208	49,077	30,184	25,908	139,377
Net income (loss)	$(130)	$2,814	$(3,031)	$(10,901)	$(11,248)

Net income (loss) per diluted share of common stock	$(0.01)	$0.18	$(0.21)	$(0.75)	$(0.77)

(a)
Net income per diluted share of common stock for the twelve month and is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarterly periods may not equal the net income per share for the years ended December 31, 2001 and 2000.

(b)
See Note 4 for discussion of the impact of income from discontinued operations occurring in the fourth quarter of 2001. See Note 6 for discussion of the impact of the gain on sale of PolyVision equity investment occurring in the fourth quarter of 2001.

24.    Subsequent events

        During March 2002, Superior closed its manufacturing facility in Elizabethtown, Kentucky in response to continued weak demand for Superior's Communications cable products. This closure will eliminate certain fixed and variable costs associated with this facility and allow Superior to achieve cost efficiencies associated with redistributing its production to its remaining facilities. Superior expects to incur approximately $10 to $20 million in costs associated with the closure. As required by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", certain costs must be expensed as incurred. The majority of the costs related to the facility closure will be recorded during the first quarter of 2002 in accordance with the authoritative literature.

        As discussed in Note 9, Superior entered into an amendment to the Credit Agreement on March 28, 2002.

        In February 2002, the Company redeemed $8.2 million in face amount of the 12.25% Senior Secured Notes for a cash payment of $5.8 million which will result in an after-tax gain of approximately $1.4 million in 2002.

        In February 2002 pursuant to a negotiated agreement, the Company accelerated the maturity of the forward sale of 10.5 million Cookson shares for total proceeds of $23.2 million which were used to liquidate borrowings secured by the investment in Cookson shares (see Notes 6, 9 and 15).

SCHEDULE I

THE ALPINE GROUP, INC.
(PARENT COMPANY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$33,223	$9,551
Restricted cash	3,835	7,739
Other current assets	5,333	1,193

Total current assets	42,391	18,483
Investment in consolidated subsidiaries	37,931	58,873
Property, plant and equipment, net	1,352	1,617
Long-term investments and other assets	33,478	83,950

Total assets	$115,152	$162,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,550	$47,187
Accounts payable	499	42
Accrued expenses	13,692	7,296
Advances and loans from subsidiaries	1,009	(506)

Total current liabilities	16,750	54,019
Long-term debt, less current portion	34,430	12,834
Other long-term liabilities	17,903	31,440

Total liabilities	69,083	98,293
Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; authorized 25,000,000 shares; 21,923,705 and 21,763,055, shares issued at December 31, 2001 and 2000, respectively	2,192	2,176
Capital in excess of par value	163,425	162,912
Accumulated other comprehensive deficit	(7,929)	(18,910)
Retained earnings (deficit)	(15,582)	15,762

	142,533	162,367
Shares of common stock in treasury, at cost; 8,018,495 and, 8,050,646, at December 31, 2001 and 2000, respectively	(95,592)	(96,824)
Receivable from stockholders	(872)	(913)

Total stockholders' equity	46,069	64,630

Total liabilities and stockholders' equity	$115,152	$162,923

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended
	December 31, 2001	December 31, 2000	Eight Months Ended December 31, 1999	Year Ended April 30, 1999
Revenues:
Interest and dividend income	$2,791	$5,932	$3,487	$355
Gain on sale of PolyVision	8,353	—	—	—
Other income	—	—	—	10,686

	11,144	5,932	3,487	11,041

Expenses:
General and administrative	2,550	8,394	5,518	7,806
Infrequent and unusual charges	5,391	—	—	—
Interest expense	4,893	8,673	4,471	4,037
Loss on investments in securities	33,818	10,545	—	—
Other expense	3,292	—	—	—

	49,944	27,612	9,989	11,843

Loss before income taxes, equity in net income of affiliates, equity in net income (loss) of subsidiaries and income (loss) from discontinued operations	(38,800)	(21,680)	(6,502)	(802)
Benefit for income taxes	16,957	9,806	2,503	73

	(21,843)	(11,874)	(3,999)	(729)
Equity in net income of affiliates	1,300	1,706	2,196	—
Equity in net income (loss) of subsidiaries, net	(16,376)	(1,080)	12,820	17,005

Income (loss) from continuing operations before extraordinary (loss)	(36,919)	(11,248)	11,017	16,276
Income (loss) from discontinued operations	5,935	—	35,369	(2,707)

Net income (loss)	$(30,984)	$(11,248)	$46,386	$13,569

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2001	December 31, 2000	Eight Months Ended December 31, 1999	Year Ended April 30, 1999
Cash flows provided by (used for) operating activities	$(4,156)	$(11,761)	$(27,954)	$7,600

Cash flows from investing activities:
Capital expenditures	—	(104)	(791)	(311)
Proceeds from sale of marketable securities and other investments	10,022	50,799	7,619	715
Purchase of investment in derivatives	(4,125)	—	—	—
Proceeds from sale of (investment in) PolyVision Corporation	41,393	—	(2,000)	(5,000)
Restricted cash	3,904	(7,739)	—	—
Other	(10)	—	—	785

Cash flows provided by (used for) investing activities	51,184	42,956	4,828	(3,811)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	(47,102)	(22,898)	30,300	39,700
Long-term borrowings	23,465	—	785	—
Repayments of long-term borrowings	(1,246)	(97)	(10,033)	(32)
Debt issuance costs	—	—	(850)	(280)
Dividends on preferred stock	(38)	(46)	(25)	(39)
Proceeds from stock options exercised	—	595	1,195	333
Purchase of treasury shares	(181)	(5,051)	(16,330)	(32,508)
Other	1,746	616	6,068	486

Cash flows provided by (used for) financing activities	(23,356)	(26,881)	11,110	7,660

Net increase (decrease) in cash and cash equivalents	23,672	4,314	(12,016)	11,449
Cash and cash equivalents at beginning of year	9,551	5,237	17,253	5,804

Cash and cash equivalents at end of year	$33,223	$9,551	$5,237	$17,253

Supplemental cash flow disclosures:
Cash paid for interest	$4,134	$7,690	$4,065	$3,194

Cash paid (refunded) for income taxes, net	$3,612	$(16)	$8,450	$(8,426)

THE ALPINE GROUP, INC.
(PARENT COMPANY)

APPENDIX A

	December 31, 2001	December 31, 2000	December 31, 1999
	(in thousands)
Long-term debt consists of:
12.25% Senior Secured Notes (due 2003, principal amount $12.2 million)	$11,882	$11,725	$11,665
Promissory loans secured by investments in securities	22,997	—	—
Revolving credit facility	—	47,102	70,000
Other	1,101	1,194	1,291

	35,980	60,021	82,956
Less current portion	1,550	47,187	79

	$34,430	$12,834	$82,877

        Minimum current maturities of long-term debt outstanding as of December 31, 2001 are as follows:

Fiscal Year	Amount
(in thousands)
2002	$1,550
2003	33,521
2004	110
2005	116
2006	127
Thereafter	556

$35,980

SCHEDULE II

THE ALPINE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2001, 2000 and
The Eight Months Ended December 31, 1999
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2001:
Allowance for restructuring activities	$2,326	$194	$—		$(1,912	)(a)	$608
Allowance for doubtful accounts	4,998	2,820	1,658	(d)	(1,085	)(b)	8,391
Year Ended December 31, 2000:
Allowance for restructuring activities	14,326	2,085	—		(14,085	)(a)	2,326
Allowance for doubtful accounts	3,193	2,490	—		(685	)(b)	4,998
Eight Months Ended December 31, 1999:
Allowance for restructuring activities	31,115	1,321	6,231	(c)	(24,341	)(a)	14,326

(a)
Payments for restructuring liabilities

(b)
Write-offs net of recoveries

(c)
Accrued as a component of acquisition purchase price

(d)
Reclassified from other accounts

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
HISTORICAL FINANCIAL DATA
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
THE ALPINE GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
THE ALPINE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE ALPINE GROUP, INC. (PARENT COMPANY) CONDENSED BALANCE SHEETS (in thousands)
THE ALPINE GROUP, INC. (PARENT COMPANY) CONDENSED STATEMENTS OF OPERATIONS (in thousands)
THE ALPINE GROUP, INC. (PARENT COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
THE ALPINE GROUP, INC. (PARENT COMPANY) APPENDIX A
SCHEDULE II
THE ALPINE GROUP, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2001, 2000 and The Eight Months Ended December 31, 1999 (in thousands)