Form 10-K/A
period 2001-12-31
ALPINE GROUP INC /DE/
filed 2002-04-30
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

        At April 24, 2002, the registrant had 13,992,613 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on such date was approximately $13.5 million based on the closing price of $1.30 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

        The Board of Directors of The Alpine Group, Inc. ("Alpine" or the "Company") consists of three classes of directors, with terms expiring in successive years. The term of Mr. Jansing expires in 2002, the terms of Messrs. Byers, Jr. and Harrison expire in 2003 and the terms of Messrs. Elbaum, Kanely and Schut expire in 2004, and the directors serve until their successors are duly elected. Mr. Janson, Jr. retired as a director of the Company effective December 20, 2001.

Name	Age	Year First Elected Director	Position with the Company and Other Business Experience
Kenneth G. Byers, Jr.	58	1993	President and sole shareholder of Byers Engineering Company, a telecommunications technical services and software firm, since 1971. A director of Superior TeleCom Inc., a manufacturer of wire and cable products of which the Company is a principal stockholder ("Superior TeleCom").
Steven S. Elbaum	53	1980	Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. Chairman of the Board of Directors and Chief Executive Officer of Superior TeleCom since 1996. Chairman of the Board of Directors of Superior Cables Limited (formerly known as Cables of Zion United Works, Ltd.), an Israel-based, publicly traded wire and cable manufacturer and Superior TeleCom's majority owned subsidiary. Chairman of the Board of Directors of Spherion Corporation, a provider of value added staffing and health care services. A director of Vestaur Securities, Inc., an investment company.
Randolph Harrison	69	1980	Private investor and consultant to Poten & Partners, Inc., an energy and shipping industry consulting firm.
John C. Jansing	76	1978	Private investor. A director of Vestaur Securities, Inc. and a former director of 14 Lord Abbett mutual funds. A director of Superior TeleCom.
Ernest C. Janson, Jr.	79	1987	A partner with Coopers & Lybrand LLP, independent public accountants, until his retirement in 1985.
James R. Kanely	60	1993	Private investor. A director of Superior TeleCom.
Bragi F. Schut	61	1983	Executive Vice President of the Company from 1986 until his retirement in February 2002. A director of Superior TeleCom and Superior Cables Limited.

Executive Officers

        Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board of Directors.

Name	Age	Position with the Company and Other Business Experience
Steven S. Elbaum	53	Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. Chairman of the Board of Directors and Chief Executive Officer of Superior TeleCom since 1996.
Bragi F. Schut	61	Executive Vice President of the Company from 1986 until his retirement in February 2002.
Stephen M. Johnson	52	Executive Vice President and Chief Operating Officer of the Company from November 1995 through May 2001.
David S. Aldridge	47	Chief Financial Officer of the Company since November 1993 and Treasurer from January 1994 through April 2001. Chief Financial Officer and Treasurer of Superior TeleCom since 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2001, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements, except that Bragi F. Schut failed to file on a timely basis one report, and David S. Aldridge failed to file on a timely basis two reports, required by Section 16(a) of the Exchange Act relating to their disposition of shares back to the Company to satisfy tax withholding obligations in respect of certain grants of restricted stock.

Item 11. Executive Compensation.

        The following table sets forth certain information during the years ended December 31, 2001 and 2000, and the eight-month period ended December 31, 1999, with respect to compensation earned by or paid to the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company other than the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

			Annual Compensation(1)					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year		Salary		Bonus(3)	Other Annual Compensation		Restricted Stock	Option Shares	Other(8)
Steven S. Elbaum Chairman and Chief Executive Officer	2001 2000 1999	t	$175,000 598,000 431,250	(2) (2) (2)	$525,000 425,000 467,500	$75,060(4 75,060(4 75,060(4	) ) )	$528,750(6)	593,111(7)	$15,697 28,884 25,484
Bragi F. Schut Executive Vice President	2001 2000 1999	t	$314,000 299,000 217,500		$130,000 175,000 221,000			$222,750(6)	203,560(7)	$49,648 45,319 22,362
Stephen M. Johnson Executive Vice President and Chief Operating Officer	2001 2000 1999	t	$115,626 329,664 222,048		$393,000			$90,750(6)	69,082(7)	$9,965 19,659 17,183
David S. Aldridge Chief Financial Officer	2001 2000 1999	t	$50,000 266,731 180,000	(2)	$100,000 150,000 178,500	$14,267(5 15,200(5 16,133(5	) ) )	$180,250(6)	111,276(7)	$25,973 30,739 20,299

t
Denotes the eight-month period ended December 31, 1999
(1)
The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.
(2)
Does not include salary of $725,000, $175,000 and $116,667 paid to Mr. Elbaum by Superior TeleCom during the years ended December 31, 2001 and 2000 and the eight months ended December 31, 1999, respectively, and salary of $290,000 paid to Mr. Aldridge by Superior TeleCom during the year ended December 31, 2001, under their respective employment agreements with such entity. See "Item 13. Certain Relationships and Related Transactions."
(3)
Includes payments made pursuant to the annual cash incentive bonus program of the Company and discretionary cash bonuses awarded by the Executive Compensation and Organization Committee (the "Compensation Committee"). Included also are deferrals of $300,000 and $125,000 for Messrs. Elbaum and Schut, respectively, made during fiscal 1999 to the Company's Deferred Cash Account Plan and subsequently distributed to Messrs. Elbaum and Schut at the end of the two-year deferral period in 2001.

  In connection with the restructuring of the Company's management in 2001, the Compensation Committee deferred its decision relative to awarding Mr. Elbaum a bonus for fiscal 2000. In December 2001, the Compensation Committee determined to award Mr. Elbaum a discretionary cash bonus for fiscal 2000, which was paid in February 2002. In December 2001, the Compensation Committee also awarded discretionary cash transaction bonuses to certain executives in recognition of their contributions to the successful disposition of the Company's investment in PolyVision Corporation ("PolyVision") pursuant to the merger of PolyVision and a wholly owned subsidiary of Steelcase Inc. in November 2001 (the "PolyVision Merger"). These discretionary cash transaction bonuses were paid in February 2002 as follows: Mr. Elbaum, $525,000; Mr. Schut, $130,000; and Mr. Aldridge, $100,000.

  Mr. Johnson's bonus for the eight months ended December 31, 1999 includes a discretionary bonus awarded to Mr. Johnson in relation to the sale by the Company during 1999 of its former Premier Refractories International Inc. subsidiary.

(4)
Represents the forgiveness of one-fourth of a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to finance Mr. Elbaum's exercise of certain stock options. See "Item 13. Certain Relationships and Related Transactions."
(5)
Represents the contractual forgiveness of a loan to Mr. Aldridge for certain fringe benefits.

(6)
Based on the closing prices of $8.75 and $8.9375 of the common stock, par value $.10 per share, of the Company ("Alpine Common Stock") on April 19, 2000 and April 24, 2000, respectively, the dates on which the restricted stock grants were made by the Company. The shares of restricted stock granted on April 24, 2000 represent a portion of each executive officer's discretionary annual bonus (40% for Mr. Elbaum and 30% for each of Messrs. Schut, Johnson and Aldridge) which in the past had been paid in cash, and which the Compensation Committee automatically deferred to the Company's Deferred Stock Account Plan; such restricted stock vests on the second anniversary of the date of grant and will be distributed from the Deferred Stock Account Plan at such time unless a longer deferral period is elected by the executive officer in accordance with the terms of the plan. With respect to each of these grants, Messrs. Elbaum, Schut and Johnson elected a five-year deferral period and Mr. Aldridge elected a three-year deferral period. Under the Deferred Stock Account Plan, each executive officer is entitled to a matching contribution in shares of Alpine Common Stock equal to 25% of the shares that are deferred for a three-year period and an additional 25% of the shares that are deferred for the full five-year period. The shares of restricted stock granted on April 19, 2000, which were awarded by the Compensation Committee pursuant to the long-term incentive award component of the Company's senior executive compensation program, vest in equal installments on each of the first, second and third anniversaries of the date of grant.

  The following table presents the number of shares of restricted stock awarded to the executive officers named above on each of April 19, 2000 and April 24, 2000, the total number of shares of such restricted stock granted to such officers as of December 31, 2001 and the aggregate value of such restricted stock, based on the closing price of $1.70 of the Alpine Common Stock on December 31, 2001.

Name	April 19, 2000	April 24, 2000	Total Shares of Restricted Stock Granted as of December 31, 2001	Aggregate Value of Restricted Stock as of December 31, 2001
Steven S. Elbaum	51,000	9,231	60,231	$102,392
Bragi F. Schut	21,000	4,364	25,364	43,118
Stephen M. Johnson	9,000	1,343	10,343	17,583
David S. Aldridge	17,000	3,524	20,524	34,890

  Following his termination of employment with the Company, pursuant to the terms of the Deferred Stock Account Plan Mr. Johnson's shares of restricted stock held in such plan automatically were distributed to him, and 6,000 shares of unvested restricted stock granted to Mr. Johnson pursuant to the long-term incentive award component of the Company's senior executive compensation program were forfeited to the Company.

  During fiscal 2001, Messrs. Elbaum and Aldridge, in their capacity as officers and employees of Superior TeleCom, were granted 350,000 and 100,000 restricted shares of common stock, par value $.01 per share, of Superior TeleCom ("Superior Common Stock"), respectively, by Superior TeleCom. Such shares vest on each of the first, second and third anniversaries of the date of grant in installments of 25%, 25% and 50%. Based on the closing price of $1.14 of the Superior Common Stock on December 31, 2001, the value of such restricted stock on such date was $399,000 and $114,000, respectively.

(7)
Includes options to purchase Alpine Common Stock, including, in respect of the eight months ended December 31, 1999, grants of reload options under The Alpine Group, Inc. 1999 Stock Option Reload Program. Also includes options granted by the Company to purchase from the Company issued and outstanding shares of Superior Common Stock which are owned by the

  Company. The number of shares of Superior Common Stock underlying the options to purchase such shares from the Company is set forth in the following table:

Name	Number of Shares Underlying Options to Purchase Superior Common Stock Issued on April 19, 2000
Steven S. Elbaum	32,000
Bragi F. Schut	13,000
Stephen M. Johnson	6,000
David S. Aldridge	11,000

  These options to purchase Superior Common Stock expire on the tenth anniversary of the date of grant. One-third of each of these options becomes exercisable on each of the first, second and third anniversaries of the date of grant at an exercise price of $12.9375.

  During fiscal 1999 and 2000, Messrs. Elbaum, Schut, Johnson and Aldridge were also granted options to purchase from the Company a total of 172,000, 74,000, 12,000 and 56,000, respectively, issued and outstanding shares of common stock, par value $.001 per share, of PolyVision ("PolyVision Common Stock") that were owned by the Company. In exchange for the cancellation of the stock options granted by the Company to purchase shares of PolyVision Common Stock that were disposed of by the Company in the PolyVision Merger, the Company made a cash payment in February 2002 to the holders of such options based on the mid-range Black-Scholes value of the options as follows: Mr. Elbaum, $134,325; Mr. Schut, $57,435; and Mr. Aldridge, $43,770.

  Mr. Johnson's options to purchase Superior Common Stock and PolyVision Common Stock expired following his termination of employment with the Company. Pursuant to the terms of his employment agreement, Mr. Johnson's options to purchase Alpine Common Stock will expire two years following the termination of his employment.

  Messrs. Elbaum and Aldridge have also been granted options to purchase Superior Common Stock by Superior TeleCom in their capacity as officers and employees of Superior TeleCom. Options to purchase Superior Common Stock (whether vested or unvested) granted by Superior TeleCom prior to January 2, 2001, and for which the exercise price exceeded $2.75, the closing price of the Superior Common Stock on January 2, 2001, were cancelled in exchange for the grant of a replacement stock option to purchase the same number of shares of Superior Common Stock underlying the cancelled stock option. During the year ended December 31, 2001, Mr. Elbaum received a grant of stock options to purchase 677,612 shares of Superior Common Stock and a replacement stock option grant to purchase 572,388 shares of Superior Common Stock, and Mr. Aldridge received a grant of stock options to purchase 145,822 shares of Superior Common Stock and a replacement stock option to purchase 104,178 shares of Superior Common Stock. Each replacement stock option is subject to a right of repurchase by Superior TeleCom, which entitles Superior TeleCom to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right expires on July 1, 2002.

(8)
The amounts set forth include (i) matching contributions made by the Company under defined contribution plans of its subsidiaries, (ii) $9,330 accrued under an unfunded, nonqualified defined benefit plan for the payment of future annuities to Mr. Aldridge, (iii) with respect to Mr. Schut, payment of an annuity the Company has agreed to pay in 15 equal annual installments of $18,900, of which the Company paid Mr. Schut the first installment during 2000, (iv) medical reimbursement, (v) automobile allowance, (vi) book value of automobiles transferred to Messrs. Elbaum and Schut and (vii) group term life insurance.

STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001

        There were no stock option grants to any of the named executive officers during the year ended December 31, 2001.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

        The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2001 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2001:

	Exercised During 2001
			Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven S. Elbaum	—	—	687,986	175,334	—	—
Bragi F. Schut	—	—	276,113	74,334	—	—
Stephen M. Johnson(2)	—	—	297,055	19,334	—	—
David S. Aldridge	—	—	351,813	57,668	—	—

(1)
Based upon the closing price of $1.70 of the Alpine Common Stock on December 31, 2001.

(2)
Pursuant to the terms of his employment agreement, Mr. Johnson's options to purchase Alpine Common Stock will expire two years following the termination of his employment.

PENSION PLAN

        Each executive officer is a participant in a Senior Executive Retirement Plan ("SERP"). The SERP is an unfunded defined benefit plan. Subject to vesting, each participant will be entitled to an annual retirement benefit upon reaching age 65 equal to 2.5% times his years of credited service (up to a maximum of 20 years), multiplied by his highest average cash compensation during any three consecutive years during the final five years of his employment, less primary social security benefits and certain other retirement benefits paid by the Company and other employers. As of December 31, 2001, the estimated years of credited service for each of the above-named executive officers were as follows: Mr. Elbaum, 22 years; Mr. Schut, 20 years; Mr. Johnson, 12 years; and Mr. Aldridge, 18 years.

        Benefit accruals under the SERP were frozen as of June 14, 2001 for the executive officers in the employ of the Company or an affiliate thereof on such date. In connection with the freezing of benefit accruals under the SERP, the Compensation Committee granted Mr. Schut credit under the SERP for one full additional year of service for vesting and benefit accrual purposes. The present value of the frozen accrued benefits as of December 31, 2000 for each of the executive officers in the employ of the Company or an affiliate thereof on June 14, 2001 was as follows: Mr. Elbaum, $3,309,617; Mr. Schut, $2,619,514; and Mr. Aldridge, $698,871. The Company contributed an amount equal to not more than 15% of the frozen accrued benefits for Messrs. Elbaum and Schut to a so-called "rabbi" trust, all or a portion of which is being utilized to pay the premiums on second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut, as described under "Item 13. Certain Relationships and Related Transactions." The Compensation Committee authorized the Company to make a mandatory lump sum distribution equal to the present value of the frozen accrued benefits for each of the executive officers who were previously directly employed by the Company (and not a subsidiary thereof) with at least eight full years of actual service with the Company as of December 1, 2001, except that in the case of Messrs. Elbaum and Schut, such distribution was net of any amounts used to pay life insurance premiums, as described above.

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

        A non-employee director with at least five years of service also receives, upon reaching age 70 and termination of service to the Company, a retirement benefit of $10,000 per year for 15 years after his retirement, payable to the director or the director's beneficiaries in the event of his death. The Board of Directors terminated this arrangement and the Company made a mandatory lump sum distribution equal to the present value of the non-employee director's retirement benefit as follows: Mr. Byers, $52,706; Mr. Harrison, $100,578; Mr. Jansing, $102,950; Mr. Janson, $102,950; and Mr. Kanely, $59,152. Two retired non-employee directors who had commenced receiving annual retirement benefits as of the date of the termination of the retirement benefit plan will continue to receive their vested annual retirement benefits.

Employment Agreements

        Recognizing that the Company's operations were currently conducted primarily through its holdings in Superior TeleCom and its other investments, during fiscal 2001 the Company reduced its staff. Those personnel who were primarily involved in providing services to Superior TeleCom, including Mr. Aldridge, joined Superior TeleCom effective as of January 1, 2001. At that time, Mr.Elbaum's roles at the Company and Superior TeleCom were restructured to reflect the change in management needs at the two companies. In connection with this effort, in April 2001, the Company entered into letter agreements with Messrs. Elbaum and Aldridge.

        The agreement with Mr. Elbaum reflects the Company's request that he shift his time and focus to a substantially full time commitment to the office of Chief Executive Officer of Superior TeleCom. Mr. Elbaum will continue to serve as the Chairman and Chief Executive Officer of the Company, at an annual base salary of $175,000 plus certain additional benefits. The Company agreed to relinquish certain rights under the split-dollar insurance arrangement with Mr. Elbaum and, as described under "Item 13. Certain Relationships and Related Transactions," to forgive certain outstanding indebtedness.

        The agreement with Mr. Aldridge acknowledges and sets forth the terms with regard to his ceasing to be an employee of the Company. Mr. Aldridge will continue to serve as the Chief Financial Officer of the Company, at an annual fee of $50,000, and the Company agreed to continue to honor its assumption of all obligations under the Superior TeleTec Inc. Supplemental Retirement Plan.

        In the event that either of Messrs. Elbaum or Aldridge terminates his employment with Superior TeleCom for "good reason" or if he is terminated by Superior TeleCom for any reason other than for "cause" prior to January 1, 2004, then such executive will again be employed by the Company in accordance with the terms of the employment agreement with the Company in effect on December 31, 2000, as adjusted for increases in the consumer price index. Mr. Elbaum's compensation will also be adjusted to an appropriate competitive level but in no event less than the level in effect on December 31, 2000.

        For a description of Messrs. Elbaum's and Aldridge's employment agreements with Superior TeleCom, see "Item 13. Certain Relationships and Related Transactions."

        In connection with Mr. Schut's retirement as Executive Vice President of the Company in February 2002, with the approval of the Compensation Committee, the Company and Mr. Schut agreed to a retirement and termination arrangement providing for a lump sum payment of $1.4 million and the continuation of certain fringe and health benefits.

        Mr. Johnson's employment was terminated pursuant to the terms of his employment agreement effective as of May 2001.

Compensation Committee Interlocks and Insider Participation

        Randolph Harrison, John C. Jansing and Ernest C. Janson, Jr. served on the Compensation Committee during the year ended December 31, 2001. There were no compensation committee interlocks or insider (employee) participation during such period.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        As of April 8, 2002, there were issued and outstanding 13,992,613 shares of Alpine Common Stock and 21,343,476 shares of Superior Common Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Superior Common Stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly filed documents with the Securities and Exchange Commission. All references herein to shares of Superior Common Stock and to per share information relating to Superior Common Stock have been adjusted to reflect a five-for-four stock split effected by Superior

TeleCom on February 2, 1998 and again on February 3, 1999 and a 3% stock dividend issued by Superior TeleCom on February 11, 2000.

	Alpine Common Stock			Superior Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Steven S. Elbaum	3,043,708	(2)	20.6%	11,505,632	(15)	52.3%
Alexandra Global Investment Fund I, Ltd. 237 Park Avenue Ninth Floor New York, NY 10017	2,050,291	(3)	14.7	—		—
Morgan Stanley Dean Witter & Co. 1585 Broadway New York, NY 10036	941,746	(4)	6.7	—		—
A. Alex Porter and Paul Orlin Porter, Felleman Inc. 666 Fifth Avenue New York, NY 10103	717,400	(5)	5.1	—		—
Bragi F. Schut	911,597	(6)	6.4	72,949	(16)	*
David S. Aldridge	579,897	(7)	4.0	200,967	(17)	*
Kenneth G. Byers, Jr.	529,925	(8)	3.8	31,145	(18)	*
Stephen M. Johnson	363,526	(9)	2.6	—		—
John C. Jansing	205,934	(10)	1.5	26,891	(19)	*
James R. Kanely	201,630	(11)	1.4	19,596	(20)	*
Randolph Harrison	57,161	(12)	*	—		—
Ernest C. Janson, Jr.	26,658	(13)	*	—		—
All directors and executive officers s a group	5,697,346	(14)	35.7	11,762,165	(21)	53.4

*
Less than one percent

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., One Meadowlands Plaza, Suite 200, East Rutherford, New Jersey 07073.

(2)
Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership, (ii) 809,987 shares issuable upon exercise of certain stock options and (iii) 203,051 shares of restricted stock. 86,051 of the 203,051 shares of such restricted stock and 579,974 shares received upon exercise of certain stock options have been credited to Mr. Elbaum's account under the Company's Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board of Directors of the Company. An additional 73,074 shares of restricted stock and 203,348 shares received upon exercise of certain stock options have been credited to the accounts of certain other officers and employees of the Company under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares, and such shares are accordingly included in Mr. Elbaum's total.

(3)
Based upon information provided to the Company by Alexandra Global Investment Fund I, Ltd. In addition, Alexandra Investment Management, LLC and Mikhail A. Filimonov and Dimitri Sogoloff, principals of Alexandra Investment Management, LLC, may be deemed to be the beneficial owners of such shares by reason of their power to direct the voting and disposition of such shares.

(4)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2002. Morgan Stanley Dean Witter & Co. has shared voting and dispositive power with respect to

  941,746 of such shares and Morgan Stanley & Co. International Limited has shared voting and dispositive power with respect to 941,400 of such shares.

(5)
Based on a Schedule 13D filed with the Securities and Exchange Commission on November 15, 2001. Messrs. Porter and Orlin, as general partners or principals of certain entities, have sole power to vote, direct the vote, dispose and direct the disposition of such shares.

(6)
Includes (i) 12,350 shares owned by Mr. Schut's wife, as to which shares Mr. Schut disclaims beneficial ownership, (ii) 328,781 shares issuable upon exercise of certain stock options and (iii) 75,240 shares of restricted stock. An aggregate of 24,240 shares of such restricted stock and 147,549 shares received upon exercise of certain stock options have been credited to Mr. Schut's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(7)
Includes (i) 4,042 shares held in the Superior Telecommunications Inc. 401(k) Plan, (ii) 391,815 shares issuable upon exercise of certain stock options and (iii) 59,617 shares of restricted stock. An aggregate of 20,617 shares of such restricted stock and 30,824 shares received upon exercise of certain stock options have been credited to Mr. Aldridge's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(8)
Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder, and 3,723 shares issuable upon exercise of certain stock options.

(9)
Includes 306,722 shares issuable upon exercise of certain stock options.

(10)
Includes 34,601 shares of restricted stock.

(11)
Includes (i) 123,616 shares issuable upon exercise of certain stock options, (ii) 6,260 shares held in the Superior Telecommunications Inc. 401(k) Plan and (iii) 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.

(12)
Includes 1,284 shares of restricted stock.

(13)
Includes 658 shares issuable upon exercise of certain stock options.

(14)
Includes (i) 1,965,302 shares issuable upon exercise of certain stock options, (ii) 402,010 shares of restricted stock and (iii) 13,750 shares as to which the officers and directors disclaim beneficial ownership.

(15)
Includes 10,660,371 shares of Superior Common Stock beneficially owned by the Company, including warrants to purchase 200,000 shares of Superior Common Stock. Mr. Elbaum may be deemed to be the beneficial owner of such shares by virtue of his position as Chairman of the Board and Chief Executive Officer of the Company and his beneficial ownership of 20.6% of the Alpine Common Stock. Also includes (i) options to purchase 54,294 shares of Superior Common Stock owned by the Company, which options were granted to Mr. Elbaum as an employee of the Company, (ii) 350,000 shares of restricted stock, (iii) 416,666 shares issuable upon exercise of certain stock options granted by Superior TeleCom and (iv) 78,595 shares of restricted stock credited to the accounts of certain other officers and employees of Superior TeleCom under Superior TeleCom's Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(16)
Includes (i) options to purchase 23,087 shares of Superior Common Stock owned by the Company, which options were granted to Mr. Schut as an employee of the Company, (ii) 30,473 shares issuable upon exercise of certain stock options granted by Superior TeleCom, (iii) 16,515 shares credited to Mr. Schut's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors and (iv) 2,874 shares issuable upon conversion of

  8 1/2% trust convertible preferred securities of Superior Trust I, a Delaware statutory business trust in which Superior TeleCom owns all the common equity interests.

(17)
Includes (i) options to purchase 17,634 shares of Superior Common Stock owned by the Company, which options were granted to Mr. Aldridge as an employee of the Company, (ii) 83,333 shares issuable upon exercise of certain stock options granted by Superior TeleCom and (iii) 100,000 shares of restricted stock.

(18)
Shares issuable upon exercise of certain stock options granted by Superior TeleCom.

(19)
Includes (i) 8,047 shares issuable upon exercise of certain stock options granted by Superior TeleCom and (ii) 18,844 shares credited to Mr. Jansing's deferred stock account pursuant to the Superior TeleCom Inc. Stock Compensation Plan for Non-Employee Directors.

(20)
Shares issuable upon exercise of certain stock options granted by Superior TeleCom.

(21)
Includes (i) 10,660,371 shares of Superior Common Stock beneficially owned by the Company, including warrants to purchase 200,000 shares of Superior Common Stock, (ii) 684,274 shares issuable upon exercise of certain options, including options to purchase 95,014 shares of Superior Common Stock owned by the Company, (iii) 528,595 shares of restricted stock, (iv) 35,359 shares of deferred stock and (v) 2,874 shares issuable upon conversion of 8 1/2% trust convertible preferred securities of Superior Trust I.

        In addition, there are issued and outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock, par value $1.00 per share, of the Company, all of which are held by Patrick W. Allender, 5 Holly Leaf Court, Bethesda, Maryland 20817.

Item 13. Certain Relationships and Related Transactions

        On October 2, 1996, at the time of Superior TeleCom's initial public offering, the Company entered into an agreement (as amended and extended to date, the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, the Company provides management and other services to Superior TeleCom. In exchange for such services, Superior TeleCom pays the Company a per annum fee plus reimbursement of costs and expenses incurred in connection with the Company's provision of such services. Effective September 1, 2000, the per annum fee was increased from $2.7 million to $5.0 million. The Services Agreement was further amended effective January 1, 2001 to provide for a reduction in the per annum fee from $5.0 million to $4.0 million for the period from January 1, 2001 through June 30, 2002 and to provide for an additional fee of $1.0 million to be accrued and paid at such time as Superior TeleCom makes a $175 million term loan prepayment from proceeds of a major asset divesture or equity transaction. The annual fee under the Services Agreement is estimated to reflect commercially reasonable costs for the services provided. The term of the Services Agreement expires on June 30, 2002.

        In December 2001, Alpine, Superior TeleCom and Superior Telecommunications Inc., Superior TeleCom's wholly-owned subsidiary ("STI"), entered into a reimbursement agreement pursuant to which Alpine committed to advance on behalf of STI approximately $3.8 million to be used solely to pay one quarterly cash interest payment on STI's senior subordinated notes. If such commitment is drawn upon, Alpine will be issued junior subordinated PIK notes in the face amount of the funds drawn due seven years from the date issued. Interest on these notes will be paid in the form of additional junior subordinated PIK notes for as long as the indebtedness arising under STI's senior credit agreement remains outstanding. STI issued to Alpine a junior subordinated PIK note in the original principal amount of $93,913 as part of the consideration for Alpine's commitment. As additional consideration, Superior TeleCom also issued Alpine warrants to purchase 200,000 shares of Superior Common Stock at an exercise price of $1.41 per share, and is obligated to issue Alpine warrants to purchase an additional 50,000 shares of Superior Common Stock at the same exercise price upon obtaining requisite stockholder approval of such issuance. In addition, if the commitment is actually drawn upon, Alpine will be issued, subject to obtaining requisite stockholder approval of such issuance, additional warrants to purchase up to 2.1 million shares of Superior Common Stock; the first 900,000 warrants would be at an exercise price of $1.41, with the remainder at an exercise price of $1.69.

        Effective as of January 1, 2001, Superior TeleCom entered into an amended and restated employment agreement with Steven S. Elbaum, as Chairman and Chief Executive Officer, and an employment agreement with David S. Aldridge, as Senior Vice President and Chief Financial Officer. Messrs. Elbaum and Aldridge are entitled to an annual base salary of $725,000 and $290,000, respectively, as adjusted annually for increases in the consumer price index, and an annual fiscal year bonus based on Superior TeleCom's incentive plan for senior management, plus other benefits, including incentive, savings and retirement plans, fringe benefits and medical, dental and other insurance benefits. The employment agreements contain customary terms and provision with respect to termination and other matters.

        In 1998, the Compensation Committee determined that a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to Steven S. Elbaum to finance Mr. Elbaum's exercise of certain stock options would be forgiven over a period of four years commencing on July 15, 1999, provided that if Mr. Elbaum voluntarily ceases his employment with the Company at any time during such period, the then outstanding balance of the loan and interest thereon would be immediately due and payable.

        Pursuant to their respective employment agreements with the Company, Steven S. Elbaum, Chairman and Chief Executive Officer of the Company, Bragi F. Schut, former Executive Vice President of the Company, and Stephen M. Johnson, former Executive Vice President and Chief Operating Officer of the Company, were loaned by the Company approximately $398,000, $105,000 and $188,600, respectively, in respect of the tax consequences of certain restricted stock awards. The indebtedness, which was outstanding as of April 1, 2002, bears interest at the annual rate of 5.87%. Pursuant to the terms of an agreement entered into between the Company and Mr. Elbaum, and in connection with the modification of his employment agreement with the Company as described in "Employment Agreements" above, the Company agreed that, so long as Mr. Elbaum continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, the indebtedness in respect of certain restricted stock awards (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2002. The Company also agreed that so long as Mr. Schut continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, his indebtedness in respect of certain restricted stock awards (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2002. Notwithstanding the foregoing, in the event that Messrs. Elbaum's or Schut's status as an officer or director of the Company, Superior TeleCom or any affiliate is terminated without cause during the aforesaid 10-year period, the entire remaining balance of his indebtedness would then automatically be forgiven. The Company also agreed immediately to forgive any remaining balance on a $14,000 loan (plus accrued interest) to Mr. Elbaum. Messrs. Elbaum and Schut will pay all taxes relating to any cancellation of indebtedness income arising out of the forgiveness of the aforementioned loans.

        Effective as of March 27, 2001, Messrs. Elbaum and Schut agreed to exchange a portion of their frozen accrued SERP benefits, as described above under "Pension Plan," for Company funded second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut and their respective spouses. The annual premiums for this insurance coverage is $103,934 for the first year and $312,043 over the next three years for Mr. Elbaum and $109,141 for the first year and $219,592 over the next two years for Mr. Schut, which premiums may be recovered by the Company upon the death of Mr. Elbaum or Schut, respectively. In connection with its contractual obligation to relinquish certain rights under its split-dollar insurance arrangements with Mr. Elbaum, as described above under

"Employment Agreements," the Company converted the collateral assignment split-dollar insurance arrangements with Mr. Elbaum to endorsement split-dollar insurance arrangements and endorsed the death benefits to a trust for the benefit of Mr. Elbaum. The Company borrowed the amount of its net cash surrender value thereunder and loaned such amounts to Mr. Elbaum. The amounts of these loans are $155,864, $173,862 and $97,548. These loans, which were outstanding as of April 1, 2002, bear interest at the annual rates of 7.41%, 8% and 7.08%, respectively. In connection with its obligation to relinquish certain rights under its split-dollar insurance arrangement with Mr. Schut, the Company effected a tax-free exchange of the current insurance policy for a new policy on Mr. Schut's life and concurrently effected an endorsement split-dollar arrangement to protect the Company's interest. The Company paid an initial premium of $17,915 on the new policy and is required to pay nine additional consecutive annual premium of $17,915 commencing in 2002. Upon Mr. Schut's death, the Company is entitled to recover the premiums paid.

        In accordance with the terms of James R. Kanely's former employment agreement with the Company, commencing in 2001, he is receiving an annuity of $34,700 per year for 15 years. In March 2002, the Company liquidated its liability to Mr. Kanely under the Superior TeleTec Inc. Supplemental Retirement Plan by agreeing to pay him an annuity payable at the rate of $7,378 per month for 15 years commencing in 2002. This liability to Mr. Kanely was assumed by the Company in 1993 in connection with its acquisition of Superior TeleTec Inc.

        The Company owns one-eighth of an interest in each of two aircraft pursuant to an arrangement with Raytheon Travel Air Company. For the year ended December 31, 2001, Superior TeleCom paid to the Company $86,008 in maintenance fees and $125,881 in usage fees, which amounts represent the maintenance and usage fees allocable to Superior TeleCom's usage of the aircraft.

        The Company invested in Alexandra Global Investment Fund I, Ltd., an investment management company, through the purchase of 160,256.41 shares on February 1, 2002 for an aggregate purchase price of $5,000,000, which represents less than 3% of the assets under management by Alexandra. Alexandra owns in excess of 5% of the Alpine Common Stock.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2002

THE ALPINE GROUP, INC.
By:	/s/ STEVEN S. ELBAUM Steven S. Elbaum Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 30, 2002
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 30, 2002
/s/ KENNETH G. BYERS, JR. Kenneth G. Byers, Jr.	Director	April 30, 2002
/s/ RANDOLPH HARRISON Randolph Harrison	Director	April 30, 2002
/s/ JOHN C. JANSING John C. Jansing	Director	April 30, 2002
/s/ JAMES R. KANELY James R. Kanely	Director	April 30, 2002
/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 30, 2002

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001
AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES
PENSION PLAN
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
SIGNATURES