Form 10-Q
period 2002-03-31
ALPINE GROUP INC /DE/
filed 2002-05-15
CIK 4164

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-9078

THE ALPINE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1620387
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Meadowlands Plaza
East Rutherford, New Jersey	07073
(Address of principal	(Zip code)
executive offices)

201-549-4400

Registrant’s telephone number, including area code

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.               Yes ☒ No☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2002
Common Stock, $.10 Par Value	14,061,495

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE THE COMPANY DETERMINED IT WAS UNABLE TO OBTAIN SUCH A REVIEW FROM THE COMPANY’S CURRENT AUDITOR, ARTHUR ANDERSEN LLP.  SEE “INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS” IN THIS FILING FOR MORE INFORMATION.

PART I. FINANCIAL INFORMATION

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed by the Company’s independent auditors in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because the Company determined it was unable to obtain such a review from its current auditors, Arthur Andersen LLP.

On May 8, 2002, the Company, based on the recommendation of the Audit Committee of the Company’s Board of Directors, terminated the engagement of Arthur Andersen LLP as the Company’s independent auditors.  Subject to the recommendation of the Audit Committee of the Company’s Board of Directors, the Company will retain new independent auditors, which will review the financial statements for the quarterly period ended March 31, 2002 in accordance with Rule 10-01(d).

No independent auditor has reviewed the financial statements set forth below or opined that such statements present fairly, in all material aspects, the financial position, results of operations, cash flows and changes in stockholders’ equity of The Alpine Group, Inc. and its majority-owned subsidiaries for the quarterly period ended March 31, 2002.

ITEM 1.          FINANCIAL STATEMENTS

                    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles.  However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made.  Results for the interim periods are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,498	$52,534
Restricted cash	3,853	3,835
Accounts receivable (less allowance for doubtful accounts of $8,487 and $8,391 at March 31, 2002 and December 31, 2001, respectively)	231,758	201,376
Inventories	242,366	263,210
Other current assets	46,014	41,168
Total current assets	543,489	562,123
Property, plant and equipment, net	488,568	510,120
Long-term investments and other assets	101,190	126,328
Goodwill (less accumulated amortization of $70,523 and $70,535 at March 31, 2002 and December 31, 2001, respectively)	753,566	753,580
Total assets	$1,886,813	$1,952,151
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$130,666	$124,388
Current portion of long-term debt	144,031	106,343
Accounts payable	100,959	110,964
Accrued expenses	92,769	107,138
Total current liabilities	468,425	448,833
Long-term debt, less current portion	1,100,183	1,162,644
Minority interest in subsidiaries	34,605	44,847
Deferred taxes	79,026	82,481
Other long-term liabilities	32,311	31,237
Total liabilities	1,714,550	1,770,042
Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, net of discount	136,335	136,040
Commitments and contingencies
Stockholders’ equity:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; 25,000,000 shares authorized; (21,960,772 shares and 21,923,705 shares issued at March 31, 2002 and December 31, 2001, respectively)	2,196	2,192
Capital in excess of par value	163,467	163,425
Accumulated other comprehensive deficit	(8,871)	(7,929)
Retained deficit	(24,880)	(15,582)
	132,339	142,533
Treasury stock, at cost (8,018,495 shares at March 31, 2002 and December 31, 2001)	(95,592)	(95,592)
Receivable from stockholders	(819)	(872)
Total stockholders’ equity	35,928	46,069
Total liabilities and stockholders’ equity	$1,886,813	$1,952,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$376,778	$478,316
Cost of goods sold	330,813	400,737
Gross profit	45,965	77,579
Selling, general and administrative expenses	37,850	39,670
Amortization of goodwill	—	5,291
Infrequent and unusual charges	13,990	823
Operating income (loss)	(5,875)	31,795
Interest expense	(25,658)	(33,765)
Loss on sale of securities	—	(3,342)
Other income (expense), net	(611)	903
Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(32,144)	(4,409)
Benefit for income taxes	14,441	882
Loss before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(17,703)	(3,527)
Distributions on preferred securities of subsidiary trust	(4,139)	(3,804)
Loss before minority interest and equity in earnings of affiliate	(21,842)	(7,331)
Minority interest in losses of subsidiaries	11,164	2,321
Equity in earnings of affiliate	—	(847)
Loss before extraordinary gain	(10,678)	(5,857)
Extraordinary gain on the early extinguishment of debt	1,389	—
Net loss	(9,289)	(5,857)
Preferred stock dividends	(9)	(9)
Net loss applicable to common stock	$(9,298)	$(5,866)

Net loss per share of common stock:
Basic	$(0.63)	$(0.40)
Diluted	$(0.63)	$(0.40)

Weighted average shares outstanding:
Basic	14,746	14,498
Diluted	14,746	14,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2002

Shares

Amount

9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427
Balance at end of period	427	427

Common stock:
Balance at beginning of period	21,923,705	2,192
Employee stock purchase plan	31,342	3
Stock grants	5,725	1
Balance at end of period	21,960,772	2,196

Capital in excess of par value:
Balance at beginning of period		163,425
Effect of subsidiaries’ equity transactions		(393)
Employee stock purchase plan		42
Stock grants		393
Balance at end of period		163,467

Accumulated other comprehensive deficit:
Balance at beginning of period		(7,929)
Foreign currency translation adjustment		(922)
Change in unrealized gains on derivatives, net of tax		17
Realized losses on securities, net of tax		1,824
Change in unrealized losses on securities, net of tax		(1,861)
Balance at end of period		(8,871)

Retained deficit:
Balance at beginning of period		(15,582)
Net loss		(9,289)
Dividends on preferred stock		(9)
Balance at end of period		(24,880)

Treasury stock:
Balance at beginning of period	(8,018,495)	(95,592)
Balance at end of period	(8,018,495)	(95,592)

Receivable from stockholders:
Balance at beginning of period		(872)
Compensation expense related to stock options and grants		53
Balance at end of period		(819)

Total stockholders’ equity		$35,928
Comprehensive loss		$(10,231)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(10,678)	$(5,857)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,801	16,306
Deferred distributions on Trust Convertible Preferred Securities	3,844	—
Amortization of deferred debt issuance costs and accretion of debt discount	3,189	1,647
Write-down of idled property, plant and equipment	8,483	—
Gain on settlement of derivatives	(917)	—
Compensation expense related to stock options and grants	447	716
Benefit for deferred income taxes	(4,980)	(774)
Minority interest in losses of subsidiary	(11,164)	(2,321)
Equity in earnings of affiliates	—	847
Change in assets and liabilities:
Accounts receivable	(32,428)	(3,865)
Inventories	19,613	(24,877)
Other current and non-current assets	532	(1,584)
Accounts payable and accrued expenses	(21,067)	7,977
Other, net	(6,071)	3,725
Cash flows used for operating activities	(39,396)	(8,060)

Cash flows from investing activities:
Capital expenditures	(3,329)	(7,361)
Proceeds from sale of investment	23,530	8,103
Superior Israel customer loans	2,726	(4,440)
Restricted cash	(18)	6,638
Other	79	62
Cash flows provided by investing activities	22,988	3,002

Cash flows from financing activities:
Borrowings under revolving credit facilities, net	10,443	17,857
Short-term borrowings (repayments), net	5,314	(7,467)
Repayments of long-term borrowings	(27,573)	(21,981)
Long-term borrowings	—	6,255
Debt issuance costs	(3,966)	—
Purchase of treasury shares	—	(145)
Other	(821)	298
Cash flows used for financing activities	(16,603)	(5,183)

Effect of exchange rate on cash	(25)	(185)
Net increase (decrease) in cash and cash equivalents	(33,036)	(10,426)
Cash and cash equivalents at beginning of period	52,534	22,553
Cash and cash equivalents at end of period	$19,498	$12,127

Supplemental disclosures:
Cash paid for interest	$32,255	$40,956
Cash paid (received) for income taxes, net	$(3,287)	$2,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(unaudited)

1.     General

                Basis of presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its consolidated subsidiaries (collectively, unless the context otherwise requires, “Alpine” or the “Company”).  Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

                Alpine’s operations include the consolidated results of Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, “Superior”), a manufacturer of wire and cable products for the communications, original equipment manufacturer (“OEM”) and electrical markets.  As a result of the vesting of certain Superior TeleCom restricted stock arrangements during the quarter ended March 31, 2002, Alpine’s common equity ownership in Superior declined from 50.2% at December 31, 2001 to 49.0% at March 31, 2002.  Notwithstanding the decline in Alpine’s equity ownership in Superior, Alpine currently believes it maintains a controlling financial interest in Superior, based on its equity ownership position and certain control aspects related to executive management and Board of Director constituencies.  Accordingly, consistent with past presentations, Alpine’s March 31, 2002 financial statements reflect Superior’s accounts on a consolidated basis.  The Company will review its consolidation policy with respect to Superior at its future financial reporting dates based on the facts and circumstances at such respective times.

                New accounting standards for goodwill and other intangible assets

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment.  Beginning in 2002, the Company’s goodwill (including principally the goodwill of Superior), which amounted to $753.6 million at December 31, 2001, is no longer being amortized; however it is subject to an initial impairment review.  If the carrying value (including goodwill) of any of the Company’s business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment.  The Company’s initial impairment assessment under SFAS No. 142 is currently in process.  Although the assessment has not yet been completed, the impact on operating results of recent economic and industry specific conditions is likely to result in reduced fair values for certain of the Company’s business segments and, thus may give rise to material non-cash goodwill impairment charges in 2002.  The Company anticipates that its initial impairment assessment and any impairment charge from such assessment will be finalized during its second quarter ended June 30, 2002 and reflected retroactively.  Any impairment charge incurred will not impact cash flow or the Company’s compliance with any covenants related to its principal credit agreements.

                Derivative financial instruments

                Superior, to a limited extent, uses derivative financial instruments to manage foreign currency exchange and commodity price risks.  Alpine, to a limited extent, has used derivative financial instruments to manage market price risk related to investments.  The Company does not hold or issue derivative financial instruments for trading purposes.

                Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138.  These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value.  The cumulative effect of the change in accounting upon adoption of SFAS No. 133 was not material.

                All derivatives are recognized on the balance sheet at fair value.  On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument.  The Company currently engages in certain derivatives that are classified as fair value hedges and non-designated derivative instruments.  Changes in the fair value of a derivative that is designated as a fair value hedge are recorded in the consolidated statements of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings.  Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

                During 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of the Cookson Group plc (“Cookson”).  Under these arrangements, the Company executed “collar” agreements, protecting the Company against future declines in Cookson share price while limiting the Company’s participation in Cookson share value appreciation beyond certain threshold levels.  These arrangements allowed borrowings by the Company against minimum threshold share value levels.  In February 2002, pursuant to a negotiated agreement, the Company accelerated the maturity of the forward sale of 10.5 million Cookson shares for total proceeds of $23.5 million which were used to liquidate borrowings secured by the investment in Cookson shares.

2.     Liquidity and operating plan

                The consolidated financial statements of Alpine include the operating results and balance sheet of its consolidated subsidiary, Superior. Superior has a leveraged capital structure including substantial debt.  Alpine has not guaranteed nor is it liable with respect to Superior’s debt (except for guarantees related to certain capital lease arrangements and a commitment related to one quarterly interest payment). See Note 6. Accordingly, the following discussion of Superior’s liquidity and operating plans is limited to Superior and does not reflect Alpine’s liquidity or operating plans on a stand-alone basis.

                Superior has indebtedness which is substantial in relation to its stockholders’ equity and current cash flows from operations.  As of March 31, 2002, Superior had total debt of approximately $1.2 billion (excluding (i) debt of its 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which debt is non-recourse to Superior TeleCom or its other subsidiaries and (ii) approximately $167 million of Trust Convertible Preferred Securities due in 2014) compared to approximately $55.5 million of stockholders’ equity.  As of April 30, 2002, Superior had additional borrowings available under its revolving credit facility of approximately $49 million and a cash balance of approximately $10 million.  Superior also has a $160 million accounts receivable securitization facility of which $140 million was drawn at April 30, 2002, constituting the maximum available borrowings based on the level of qualified accounts receivable as of such date.  The accounts receivables securitization facility was scheduled to expire on June 30, 2002, but has been extended through September 30, 2002.  Superior is currently in discussion with other financial institutions for a longer-term refinancing of such facility.  Although there can be no certainty, Superior believes it will be able to obtain further extensions of the existing accounts receivable securitization facility or refinance such facility so as not to adversely impact Superior’s liquidity.

                Superior’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make Superior more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

                Superior’s results of operations have declined over the past two years with the most pronounced reductions occurring in the third and fourth quarters of 2001 and the first quarter of 2002.  Superior believes the recent declines in sales relate to generally depressed economic conditions and specific industry conditions in its key business segments.  Pursuant to agreements reached in 2001 with its subordinated debt holders, Superior has suspended cash interest payments on its subordinated debt in 2002 and Superior has deferred and expects to continue to defer the payment of distributions on the Trust Convertible Preferred Securities (which deferral is contractually permitted for a period of up to 20 consecutive quarters).  Superior’s term loan payment requirements also have been reduced in 2002 pursuant to amendments to its credit agreements reached in March 2002.  Notwithstanding these reductions in cash outflows in 2002, Superior still will need to use a large portion of its future cash flows to pay principal and interest on its debt obligations, which will reduce the amount of funds available for use in its operations or for responding to potential business opportunities if these arise.  While Superior believes it will generate enough cash to service its modified debt obligations and fund necessary capital expenditures during 2002, there can be no assurance that Superior will be able to meet all of these obligations during 2002.

                Superior must also meet financial covenant requirements so as to be in compliance with its principal credit agreements and have access to liquidity under its revolving credit facility.  Superior was in compliance with its financial covenants at March 31, 2002.  Based on current operating results there can be no certainty that Superior can continue to comply with such covenants for 2002 and further Superior has more restrictive covenants beginning in 2003.  If Superior is unable to maintain financial covenant compliance then it would seek to obtain requisite waivers and/or further modifications to such covenants so as not to be in default under its credit agreements, but there can be no assurance that any such waivers and/or further modifications will be obtained.

3.     Inventories

                At March 31, 2002 and December 31, 2001, the components of inventories were as follows:

	March 31,	December 31,
	2002	2001
	(in thousands)

Raw materials	$35,441	$37,743
Work in process	30,232	35,148
Finished goods	177,467	185,688
	243,140	258,579
LIFO reserve	(774)	4,631
	$242,366	$263,210

Inventories valued using the LIFO method amounted to $136.0 million and $149.8 million at March 31, 2002 and December 31, 2001, respectively.

4.     Comprehensive loss

The components of comprehensive loss for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)

Net loss	$(9,289)	$(5,857)
Foreign currency translation adjustment	(996)	(1,587)
Change in unrealized gains on derivatives, net of tax	17	—
Realized losses on securities, net of tax	2,389	2,089
Change in unrealized losses on securities, net of tax	(2,352)	(4,737)
Comprehensive loss	$(10,231)	$(10,092)

5.     Restructuring and infrequent and unusual charges

                During the three months ended March 31, 2002, Superior recorded infrequent and unusual charges of $12.6 million related to the closure of its Communications Group Elizabethtown, Kentucky manufacturing facility.  These actions were taken to more closely align the productive capacity of the Communications Group with current market demand levels.  The $12.6 million charge included an $8.5 million write-down of idled property, plant and equipment, $3.0 million of employee separation costs and $1.1 million of other facility related closure costs.  Costs to relocate inventory and machinery from the Elizabethtown facility into the Communication Group’s remaining facilities will be expensed as incurred.  Additionally, during the three months ended March 31, 2002, Alpine recorded infrequent and unusual charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine’s corporate administrative staffing reductions.

                During the three months ended March 31, 2001, Superior recorded infrequent and unusual charges of $0.8 million related to operational restructuring activities at Superior Israel.

6.     Debt

                Long-term debt of Superior amounted to $1,239.3 million at March 31, 2002.  Alpine is not liable directly or indirectly, for the long-term debt of Superior (other than for guarantees under certain capitalized lease obligations).

Superior long-term debt

                Superior's principal debt arrangements (exclusive of debt of Superior Israel which is financed under separate credit arrangements and is non-recourse to Superior and its subsidiaries other than Superior Israel) include borrowings under a senior credit facility and an accounts receivable securitization facility, as well as outstanding senior subordinated notes.  Superior finances its operating activities, debt service requirements and other capital requirements from operating cash flow and from availability under its revolving credit facility and allowable borrowings under its accounts receivable securitization financing arrangement.

                The revolving credit facility is a component of the senior credit facility which is further comprised of a Term Loan A ($310 million outstanding at March 31, 2002) and a Term Loan B ($393 million outstanding at March 31, 2002), all of which are governed by an Amended and Restated Credit Agreement (the “Credit Agreement”).  During December 2001 and March 2002 Superior entered into amendments to the Credit Agreement which included, among other things, (i) a reduction in operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) a deferral until January 31, 2003 of term loan payments otherwise due on March 31, 2002 amounting to $19.4 million and (iii) elimination of a required $175 million accelerated term loan payment due on January 3, 2003.

                The revolving credit facility provides for borrowings up to $225 million (subject to certain interim reductions in 2002 which limit the total facility to $214 million) and matures in May 2004. $184 million was outstanding under the revolving credit facility at March 31, 2002.

                Superior’s accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At March 31, 2002, $130 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn.  The accounts receivables securitization facility which was scheduled to expire on June 30, 2002, has been extended to September 30, 2002.  Superior is currently in discussion with other financial institutions for a longer-term refinancing of such facility.  Although there can be no assurance, Superior presently believes it will be able to obtain further extensions of the existing accounts receivable securitization facility or refinance such facility so as not to adversely impact Superior’s liquidity.  Failure to obtain further extensions or an alternative receivables financing arrangement is an event of default under the Credit Agreement.

                In addition to the senior credit facility and the accounts receivable securitization facility, Superior’s other principal debt obligation includes $207 million outstanding under Senior Subordinated Notes which are due in 2009 and have no principal amortization requirements.  In December 2001, Superior entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment grants Superior the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes (“PIK notes”) in lieu of cash interest payments.  Additionally, Alpine has provided a funded cash commitment on behalf of Superior that will make available to Superior sufficient cash to make one quarterly cash interest payment in 2002.  PIK notes were issued (in lieu of cash) for the February 2002 interest payment, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

                In order to maintain adequate liquidity during 2002 to continue to operate its business on a normal basis, Superior must generate sufficient cash flow to meet scheduled payments on its term loans A and B (which term loan payments aggregate approximately $64 million for 2002) so as not to be in default under the Credit Agreement.  While Superior’s operating results and cash flow declined in 2001 and operating results in 2002 may decline further, Superior believes, although there can be no assurance, that it will be able to meet all schedule principal payments in 2002 as modified.  The Credit Agreement contains certain restrictive covenants, including, among others, limitations on the amount of dividends Superior is allowed to pay on its common stock and restrictions on additional indebtedness.  The Credit Agreement further requires Superior to maintain compliance with certain financial covenants including an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined.  At March 31, 2002, Superior was in compliance with all covenants.  Based on current operating results there can be no assurance that Superior can continue to comply with such covenants for 2002 and further, Superior has more restrictive covenants beginning in 2003.  If Superior is unable to maintain financial covenant compliance then it would seek to obtain requisite waivers and/or further modifications to such covenants so as not to be in default under its credit agreements, but there can be no assurance that any such waivers and/or further modifications will be obtained.

                Alpine debt

                Alpine’s debt (exclusive of debt of Superior) amounted to $4.9 million at March 31, 2002, including $3.8 million of 12.25% Senior Secured Notes due in 2003. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.  In February 2002, the Company redeemed $8.2 million in face amount of the 12.25% Senior Secured Notes for a cash payment of $5.8 million resulting in an after-tax extraordinary gain of approximately $1.4 million.  Further in February 2002, Alpine prepaid loans totaling approximately $22 million upon the early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson Group, plc.  The Company recognized a gain of $0.9 million for the quarter ended March 31, 2002 (included in other income) from the early settlement of the Cookson forward sale derivatives.

7.     Earnings per share

                The computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(9,289)			$(5,857)
Less: preferred stock dividends	(9)			(9)
Basic loss per common share	(9,298)	14,746	$(0.63)	(5,866)	14,498	$(0.40)
Dilution in subsidiary and affiliate earnings from common stock equivalents	—	—		(1)	—
Diluted loss per common share	$(9,298)	14,746	$(0.63)	$(5,867)	14,498	$(0.40)

                The Company has excluded the assumed conversion of Superior’s Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive.

8.     Business segments

                The Company’s reportable segments are strategic businesses that offer different products and services to different customers. These include Superior’s communications, original equipment manufacturer (“OEM”) and electrical segments. The communications segment includes (i)  copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications, and (iii) all of the operations of Superior’s 50.2% owned Superior Israel subsidiary.  The OEM segment includes magnet wire and related products.  The electrical segment includes building and industrial wire and cable.

The Company evaluates segment performance based on a number of factors, with operating income being the most critical.  Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

                Operating results for each of the Company’s three reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company’s condensed consolidated statements of operations and balance sheets.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net sales:
Communications	$125,235	$205,631
OEM	128,330	150,591
Electrical	123,213	122,094
	$376,778	$478,316

Operating income (loss):
Communications	$6,706	$29,920
OEM	10,182	15,940
Electrical	(3,030)	(2,013)
Corporate and other	(5,743)	(5,938)
Amortization of goodwill	—	(5,291)
Infrequent and unusual charges	(13,990)	(823)
	$(5,875)	$31,795

	March 31, 2002	December 31,2001
	(in thousands)
Total assets:
Communications	$455,334	$482,886
OEM	293,554	294,674
Electrical	262,529	256,370
Corporate and other (including goodwill)	875,396	918,221
	$1,886,813	$1,952,151

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                        CONDITION AND RESULTS OF OPERATIONS

General

                The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, “Alpine” or the “Company”) is an industrial holding company with investments in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, “Superior”), as well as other non-controlling cash and equity investments.

Superior TeleCom Inc.

                Alpine holds a 49.0% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. whose balance sheet accounts and results of operations are consolidated in the financial statements of Alpine.

Superior manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer (“OEM”) and (iii) electrical.  The Communications Group includes communications wire and cable products sold to telephone companies, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America.  In addition, included within the Communications Group is Superior’s 50.2% owned Israeli subsidiary, Superior Cables Limited (“Superior Israel”), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products.  The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs.  The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.  Industry segment financial data for Superior’s principal industry segments is included in Note 8 to the accompanying condensed consolidated financial statements.

Impact of copper price fluctuations on operating results

                Copper is one of the principal raw materials used in Superior’s wire and cable product manufacturing.  Fluctuations in the price of copper do affect per unit product pricing and related revenues.  However, the cost of copper has not had a material impact on profitability as Superior, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

Results of Operations — Three Month Period Ended March 31, 2002 as Compared to the Three Month Period Ended March 31, 2001

                Consolidated sales for the quarter ended March 31, 2002 were $376.8 million, a decrease of 21% as compared to sales of $478.3 million for the quarter ended March 31, 2001.  Adjusted for a constant cost of copper, the sales decline in the March 2002 quarter as compared to the March 2001 quarter was approximately 17%.

                Superior’s Communications Group sales for the March 31, 2002 quarter were $125.2 million, a decrease of 36% on a copper-adjusted basis from the March 31, 2001 quarter.  The sales decline in the current quarter as compared to the prior year period was due primarily to a 45% reduction in comparative sales of copper and fiber outside plant (“OSP”) cables, which are used principally by telephone companies in the local loop segment of the telephony network.  OSP cables sales were lower due to significantly reduced spending levels by major telephone company customers following recent budgetary constraints imposed during the second half of 2001.

                Superior’s OEM Group sales were $128.3 million for the quarter ended March 31, 2002, a copper-adjusted decline of 11% as compared to the March 31, 2001 quarter.  The sales decline in the March 31, 2002 quarter as compared to the March 31, 2001 quarter was due to reduced demand for magnet wire from the Company’s major OEM customers due principally to the comparative decline on a year-over-year basis in the general industrial economy.  OEM Group sales for the March 31, 2002 quarter did increase 11% on a copper-adjusted basis as compared to the quarter ended December 31, 2001, reflecting to some degree seasonal improvements, but also moderate sequential quarter strengthening in demand from the Company’s core industrial sector customers.

                Superior’s Electrical Group sales were $123.2 million for the March 31, 2002 quarter representing an increase of 8% on a copper-adjusted basis as compared to the quarter ended March 31, 2001.  The comparative sales increase was due principally to higher shipment volumes driven by improved production capabilities and market share gains, partially offset by extremely weak industry-wide pricing conditions.

                Gross profit for the March 31, 2002 quarter was $46.0 million, a decline of $31.6 million as compared to gross profit of $77.6 million for the quarter ended March 31, 2001.  The gross profit margin in the March 31, 2002 quarter was 12.2%, a decline on a copper-adjusted basis of 4.7%, as compared to the prior year March quarter.  The comparative decline in gross profit margin was principally attributable to (i) current depressed pricing conditions in the building wire market (Electrical Group) which significantly impacted gross profit and gross profit margins in the 2002 first quarter and (ii) the impact of unfavorable manufacturing cost absorption due to lower production volumes, particularly in Superior’s Communications Group, where production levels were substantially scaled back in response to reduced demand and initiatives to significantly reduce inventory levels during the 2002 first quarter.  Manufacturing cost absorption and gross profit margins should be favorably impacted in future periods as a result of production throughput increases (subject to improved product demand levels) and cost reductions associated with the closure of the Superior’s Communications Group Elizabethtown, Kentucky facility in March 2002.

                Selling, general and administrative expense (“SG&A expense”) for the three month period ended March 31, 2002 was $37.9 million, a decrease of 4.5%, as compared to SG&A expense of $39.7 million for the three months ended March 31, 2001, reflecting cost reductions in all of Superior’s business units in response to reduced sales and commercial activity.

                The Company incurred infrequent and unusual charges of $14.0 million for the three month period ended March 31, 2002.  $12.6 million related to the closure of Superior’s Communications Group manufacturing facility in Elizabethtown, Kentucky. These actions were taken to more closely align the productive capacity of the Communications Group with market demand and to reduce overall manufacturing costs.  $1.4 million related to certain termination and retirement benefits paid in connection with Alpine’s corporate administrative staffing reductions.  For the three month period ended March 31, 2001, the Company incurred infrequent and unusual charges of $0.8 million related to restructuring activities of Superior Israel.

                The Company incurred an operating loss for the March 31, 2002 quarter of $5.9 million.  Before infrequent and unusual charges, the Company’s generated operating income of $8.1 million, a decline of $24.5 million as compared to the March 31, 2001 quarter.  The comparative decline in operating income for the current year three month period was principally attributable to lower sales in Superior’s Communications Group and reduced gross margins, primarily in Superior’s Communications and Electrical business segments.

                Interest expense for the three month period ended March 31, 2002 was $25.7 million representing a decrease of $8.1 million as compared to the prior year three month period.  The decrease in interest expense reflects lower short-term (LIBOR) interest rates as well as reduced levels of debt outstanding in the current year three month period as compared to the 2001 first quarter.

                Loss before infrequent and unusual charges and extraordinary gain for the quarter ended March 31, 2002 was $5.9 million or $0.40 per diluted share.  Net loss for the March 31, 2002 quarter was $9.3 million or $0.63 per diluted share as compared to a net loss of $5.9 million or $0.40 per diluted share for the quarter ended March 31, 2001.  The reduction in earnings in the current period was due principally to lower operating income at Superior and the impact of infrequent and unusual charges partially offset by lower interest costs.

Liquidity and Capital Resources

General

                For the three months ended March 31, 2002, the Company used $39.4 million in cash flows for operating activities which was used for net working capital changes.  Cash used for investing activities amounted to $23.0 million and consisted principally of $23.5 million in cash proceeds from the sale of a portion of Alpine’s Cookson ordinary shares partly offset by $3.3 million of capital expenditures at Superior.  Cash used for financing activities which principally related to net reductions in debt, amounted to $16.6 million.

                As previously mentioned, the consolidated financial statements of Alpine include the operating results and balance sheet of Superior. Superior has a leveraged capital structure with approximately $1.2 billion in debt.  Alpine has not guaranteed nor is it liable with respect to Superior’s debt (except for guarantees related to certain capital lease arrangements). Accordingly, the following discussion of the Company’s liquidity and capital resources addresses separately: (i) Alpine corporate, excluding the accounts of Superior and (ii) Superior as a stand-alone entity.

Alpine Corporate

                As of March 31, 2002, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior and Cookson) of approximately $18.2 million.  Alpine also owns at March 31, 2002 approximately 10.5 million common shares of Superior (NYSE:SUT) with a fair market value on May 13, 2002 of approximately $8.1 million and 3.8 million ordinary shares of Cookson (FTSE: CKSN.L) with a fair market value as of May 13, 2002 of $4.9 million.

                During the quarter ended March 31, 2002 Alpine substantially reduced its corporate debt.  In February 2002, Alpine redeemed $8.2 million in face amount of 12.25% Senior Secured Notes for a cash payment of $5.8 million.  Further, in February 2002, Alpine prepaid loans totaling $22 million upon early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson.

                As a result of the above described transaction, Alpine’s total corporate debt at March 31, 2002 approximated $5 million, including $4 million in 12.25% Senior Secured Notes due in July 2003.

                Alpine has no other major commitments over the next twelve months other than periodic interest cost on Alpine’s remaining debt ($0.6 million annually) and Alpine corporate overhead expense (which on an annual cash basis is expected to approximate $2 million).  For the next twelve month period, Alpine expects to fund these aforementioned commitments from available cash reserves.

Superior TeleCom

                For the three months ended March 31, 2002, Superior used $26.5 million in cash flows in operating activities consisting of $2.1 million in cash flows generated from operations (net loss plus non-cash charges) and $28.6 million in cash flows used for net working capital changes including an anticipated seasonal increase in receivables of $32.4 million partially offset by inventory reductions of $19.6 million.  Cash used for investing activities amounted to $0.5 million and consisted principally of capital expenditures of $3.3 million offset by payments received on pre-arranged long-term loans made to one of Superior Israel’s principal customers. Cash provided by financing activities amounted to $12.9 million, principally consisting of borrowings under Superior’s credit facilities.

                Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate financing arrangements and non-recourse to Superior and its subsidiaries other than Superior Israel) and other capital requirements principally from (i) operating cash flow, (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement.

                The revolving credit facility provides for borrowings up to $225 million (subject to certain interim reductions in 2002 which limit the total facility to $214 million) and matures in May 2004. $184 million was outstanding under the revolving credit facility at March 31, 2002, and $168 million was outstanding under the facility at April 30, 2002.  The revolving credit facility along with term loan A and term loan B comprise Superior’s senior credit facilities which are governed by an Amended and Restated Credit Agreement (the “Credit Agreement”). The total balance outstanding on term loans A and B at March 31, 2002 amounted to $703 million. Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends Superior is allowed to pay on its capital stock and restrictions on additional indebtedness.

                Superior’s accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At March 31, 2002, $130 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn.  The accounts receivables securitization facility which was scheduled to expire on June 30, 2002 has been extended through September 30, 2002.  Superior is currently in discussion with other financial institutions for a longer-term refinancing of such facility.  Although there can be no assurance, Superior presently believes it will be able to obtain further extensions of the existing accounts receivable securitization facility or refinance such facility so as not to adversely impact Superior’s liquidity.  Failure to obtain further extensions or an alternative receivables financing arrangement is an event of default under the Credit Agreement.

                In addition to the above, Superior also has outstanding $207 million in senior subordinated notes due in December 2007 (“Senior Subordinated Notes”).

                In March 2002, Superior entered into an amendment to the Credit Agreement which (i) reduced operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) deferred until January 31, 2003 term loan principal payments otherwise due March 31, 2002 amounting to $19.4 million and (iii) eliminated a required $175 million accelerated term loan payment due on January 3, 2003.

                In December 2001, Superior entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment grants the Company the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes (“PIK notes”) in lieu of cash interest payments.  Additionally, Alpine has provided a funded cash commitment on behalf of Superior that will make available to Superior sufficient cash to make one quarterly cash interest payment in 2002.  PIK notes were issued (in lieu of cash) for the February 2002 interest payment causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. If PIK notes are issued (in lieu of cash) for the August and November quarterly interest payments, then the interest rate on the Senior Subordinated Notes will increase to LIBOR plus 11% and LIBOR plus 12%, respectively.

                At April 30, 2002, Superior had unused and excess borrowing availability under its revolving credit facility of $49 million and cash on hand of $10 million resulting in total operating funds availability of $59 million which, along with its operating cash flow, is used to service Superior’s normal operating commitments.

                During the first quarter of 2002, Superior (excluding its Superior Israel operations) has experienced, and expects to continue to experience throughout 2002, reduced cash outlay requirements for servicing interest costs, dividends on its Trust Convertible Preferred Securities and capital expenditures.  Also, as a result of the March 2002 amendment to the Credit Agreement, Superior’s term loan principal amortization requirements have been reduced in 2002 as compared to 2001.

                Superior is currently benefiting from the substantial reduction in market interest rates that has occurred over the past fifteen months which, along with Superior’s option to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash under certain circumstances, is resulting, and is expected to continue to result, in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001.  For the first quarter of 2002, Superior’s incurred cash interest costs of $16 million as compared to $30 million in the first quarter of 2001.  Capital expenditures are expected to approximate $15-$20 million in 2002.  For the first quarter of 2002, capital expenditures were only $3.3 million.  Superior also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which will result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001.  In addition to outlays for cash interest and capital expenditures, Superior also has principal amortization requirements on its term loans A and B and on certain capital leases, which aggregate $74 million during 2002 (as compared to $80 million in 2001). In total, Superior’s 2002 cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization are estimated to be more than $50 million less than comparable outflows in 2001.

                Superior intends to service the aforementioned 2002 cash requirements from operating cash flow and, to the extent required, availability under its revolving credit facility, its accounts receivable securitization and available cash balances.  As discussed below, Superior presently believes its operating cash flow, combined with revolver availability and cash on hand will be sufficient to fund these commitments in 2002.

                Despite reduced operating cash flows in the first quarter of 2002, Superior’s borrowings under its revolving credit facility have not increased significantly through April 30, 2002, as Superior has benefited from the aforementioned reduction in cash outlays for interest, principal amortization and capital expenditures. Cash flows and availability under the revolver facility borrowings have been enhanced further in 2002 through reductions in inventories ($17 million reduction through March 31, 2002) and additional borrowings under Superior’s accounts receivable securitization facility (based on seasonal increases in accounts receivable).

                For the balance of 2002, Superior has term loan amortization requirements in the aggregate of $64 million under its Credit Agreement.  During this period Superior expects to continue to benefit from lower cash interest costs and lower capital expenditure levels.  Superior also expects improved operating cash flow levels for the balance of 2002 as compared to the first quarter of 2002, based on anticipated seasonal strengthening in revenues and operating profit.  Thus, Superior presently believes its operating cash flow along with availability under its revolving credit facility will be sufficient to meet all of its commitments for the remainder of 2002 based upon its current operating outlook.  However, Superior is subject to risks associated with increases in working capital and fluctuations in interest rates which, along with lower than anticipated operating cash flow, could impair Superior’s ability to meet its aforementioned commitments in 2002.  In the first quarter of 2003, Superior’s cash commitment requirements will significantly increase as Superior has term loan amortization requirements of $46 million and further must either renegotiate an extension of PIK (versus cash) payments of interest under its Senior Subordinated Notes or recommence paying such interest in cash.  If operating cash flow is insufficient to meet commitments during 2002 or the first quarter of 2003, Superior will need to obtain further amendments and/or modifications to, or a negotiated restructuring of, its credit facilities to appropriately support the continued operations of its business, however there can be no assurance that any such modification or restructuring would occur.

                Superior’s access to availability under its revolving credit facility is also subject to Superior maintaining compliance with the financial covenants under the Credit Agreement.  Superior was in compliance with its financial covenants at March 31, 2002.  Based on current operating results there is no assurance that Superior can continue to comply with such covenants for 2002 and further Superior has more restrictive covenants beginning in 2003.  If Superior is unable to maintain financial covenant compliance, then it will seek to obtain requisite waivers and/or further modification to such covenants so as to avoid default under its credit agreements, but there can be no assurance that any such waivers and/or further modifications will be obtained.

                Superior Israel’s operations are funded and financed separately, on a non-recourse basis to Superior and its subsidiaries other than Superior Israel, and include a $93.0 million credit facility consisting of a $63.0 million term loan and a $30.0 million revolving credit facility. At March 31, 2002, Superior Israel had $17.4 million in excess availability under its revolving credit facility.

Recent Accounting Pronouncements

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires use of the purchase method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142, which is effective for the Company beginning January 1, 2002, requires that the amortization of goodwill and certain other intangible assets cease and that the related asset values be reviewed annually for impairment.  Beginning in 2002, the Company’s goodwill, which amounted to $753.6 million at December 31, 2001, is no longer being amortized; however it is subject to an initial impairment review.  If the carrying value (including goodwill) of any of the Company’s business segments exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill may exist which would result in a charge to earnings for the amount of any such impairment.  The Company’s initial impairment assessment under SFAS No. 142 is currently in process.  Although the assessment has not yet been completed, the impact on operating results of recent economic and industry specific conditions is likely to result in reduced fair values for certain of its business segments and, thus may give rise to material non-cash goodwill impairment charges in 2002.  The Company anticipates that its initial impairment assessment and any impairment charge from such assessment will be finalized during its second quarter ended June 30, 2002 and reflected retroactively.  Any impairment charge incurred will not impact cash flow or the Company’s compliance with any covenants related to its principal credit agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. At March 31, 2002, Superior had an interest rate cap on $362 million principal amount with a 90-day LIBOR cap at 4.4% expiring December 27, 2002. A one percent increase in interest rates affecting Superior’s $1.15 billion credit agreement and its $200 million senior subordinated notes would increase annual interest expense by approximately 9% or $10.8 million.

____________________

                    Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties.  Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short-term interest rates and foreign exchange rates, and other risk factors detailed in the Company’s most recent filings with the Securities and Exchange Commission.

PART II.        OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits

                                    None.

(b)       Reports on Form 8-K

                                    None.

_______________________

* Filed herewith

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.

Date: May 15, 2002	By:	/s/ David S. Aldridge
David S. Aldridge
Chief Financial Officer
(duly authorized officer and principal financial and
accounting officer)