Form 10-Q
period 2002-06-30
ALPINE GROUP INC /DE/
filed 2002-08-14
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-9078

THE ALPINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-1620387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Meadowlands Plaza East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip code)

201-549-4400
Registrant's telephone number, including area code

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2002
Common Stock, $.10 Par Value	14,088,919

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,241	$52,534
Restricted cash	—	3,835
Accounts receivable (less allowance for doubtful accounts of $8,274 and $8,391 at June 30, 2002 and December 31, 2001, respectively)	234,064	201,376
Inventories, net	234,993	263,210
Other current assets	49,942	41,168

Total current assets	544,240	562,123
Property, plant and equipment, net	466,334	510,120
Long-term investments and other assets	105,854	126,328
Goodwill, net	326,377	753,580

Total assets	$1,442,805	$1,952,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$141,890	$124,388
Current portion of long-term debt	1,126,694	106,343
Accounts payable	107,000	110,964
Accrued expenses	94,138	107,138

Total current liabilities	1,469,722	448,833
Long-term debt, less current portion	117,228	1,162,644
Minority interest in subsidiaries	3,082	44,847
Deferred taxes	68,063	82,481
Other long-term liabilities	33,486	31,237

Total liabilities	1,691,581	1,770,042

Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, (net of discount)	136,637	136,040
Commitments and contingencies
Stockholders' equity (deficit):
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; 25,000,000 shares authorized; (21,990,466 shares and 21,923,705 shares issued at June 30, 2002 and December 31, 2001, respectively)	2,199	2,192
Capital in excess of par value	162,797	163,425
Accumulated other comprehensive deficit	(5,763)	(7,929)
Retained deficit	(449,777)	(15,582)

	(290,117)	142,533
Treasury stock, at cost (7,936,032 shares at June 30, 2002 and 8,018,495 December 31, 2001)	(94,513)	(95,592)
Receivable from stockholders	(783)	(872)

Total stockholders' equity (deficit)	(385,413)	46,069

Total liabilities and stockholders' equity (deficit)	$1,442,805	$1,952,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$391,797	$486,847
Cost of goods sold	343,181	408,379

Gross profit	48,616	78,468
Selling, general and administrative expenses	37,448	41,250
Amortization of goodwill	—	5,292
Infrequent and unusual charges	19,089	5,593

Operating income (loss)	(7,921)	26,333
Interest expense	(27,543)	(31,814)
Loss on investment in securities	(2,496)	(22,642)
Other income (expense), net	(719)	2,764

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(38,679)	(25,359)
Benefit for income taxes	15,201	8,498

Loss before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(23,478)	(16,861)
Distributions on preferred securities of subsidiary trust	(4,084)	(3,811)

Loss before minority interest and equity in earnings of affiliate	(27,562)	(20,672)
Minority interest in losses of subsidiaries	1,493	1,424
Equity in earnings of affiliate	—	1,133

Net loss	(26,069)	(18,115)
Preferred stock dividends	(10)	(10)

Net loss applicable to common stock	$(26,079)	$(18,125)

Net loss per share of common stock:
Basic	$(1.76)	$(1.24)

Diluted	$(1.76)	$(1.24)

Weighted average shares outstanding:
Basic	14,853	14,626

Diluted	14,853	14,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Net sales	$768,575	$965,163
Cost of goods sold	673,994	809,116

Gross profit	94,581	156,047
Selling, general and administrative expenses	75,298	80,920
Amortization of goodwill	—	10,583
Infrequent and unusual charges	33,079	6,416

Operating income (loss)	(13,796)	58,128
Interest expense	(53,201)	(65,579)
Loss on investment in securities	(2,496)	(25,984)
Other income (expense), net	(1,330)	3,667

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary gain and cumulative effect of accounting change for goodwill impairment	(70,823)	(29,768)
Benefit for income taxes	29,642	9,380

Loss before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary gain and cumulative effect of accounting change for goodwill impairment	(41,181)	(20,388)
Distributions on preferred securities of subsidiary trust	(8,223)	(7,615)

Loss before minority interest, equity in earnings of affiliate, extraordinary gain and cumulative effect of accounting change for goodwill impairment	(49,404)	(28,003)
Minority interest in losses of subsidiaries	1,924	3,745
Equity in earnings of affiliate	—	286

Loss before extraordinary gain and cumulative effect of accounting change for goodwill impairment	(47,480)	(23,972)
Extraordinary gain on the early extinguishment of debt	1,389	—
Cumulative effect of accounting change for goodwill impairment, net of minority interest	(388,086)	—

Net loss	(434,177)	(23,972)
Preferred stock dividends	(18)	(19)

Net loss applicable to common stock	$(434,195)	$(23,991)

Net loss per share of common stock:
Basic before extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	$(3.21)	$(1.65)
Extraordinary gain on early extinguishment of debt	0.09	—
Cumulative effect of accounting change for goodwill impairment	(26.22)	—

Net loss—basic	$(29.34)	$(1.65)

Diluted before extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	$(3.21)	$(1.65)
Extraordinary gain on early extinguishment of debt	0.09	—
Cumulative effect of accounting change for goodwill impairment	(26.22)	—

Net loss—diluted	$(29.34)	$(1.65)

Weighted average shares outstanding:
Basic	14,800	14,562

Diluted	14,800	14,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2002
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427

Balance at end of period	427	427

Common stock:
Balance at beginning of period	21,923,705	2,192
Employee stock purchase plan	60,325	6
Stock grants	6,436	1

Balance at end of period	21,990,466	2,199

Capital in excess of par value:
Balance at beginning of period		163,425
Effect of subsidiaries' equity transactions		(395)
Employee stock purchase plan		77
Stock grants		(310)

Balance at end of period		162,797

Accumulated other comprehensive deficit:
Balance at beginning of period		(7,929)
Foreign currency translation adjustment		2,036
Change in unrealized gains on derivatives, net of tax		130
Realized losses on securities, net of tax		3,324
Change in unrealized losses on securities, net of tax		(3,324)

Balance at end of period		(5,763)

Retained deficit:
Balance at beginning of period		(15,582)
Net loss		(434,177)
Dividends on preferred stock		(18)

Balance at end of period		(449,777)

Treasury stock:
Balance at beginning of period	(8,018,495)	(95,592)
Purchase of treasury stock	(10,541)	(15)
Stock options and grants	93,004	1,094

Balance at end of period	7,936,032	(94,513)

Receivable from stockholders:
Balance at beginning of period		(872)
Compensation expense related to stock options and grants		89

Balance at end of period		(783)

Total stockholders' deficit	14,054,434	$(385,413)

Comprehensive loss		$(432,011)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss before extraordinary gain and cumulative effect of accounting change for goodwill impairment	$(47,480)	$(23,972)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	23,264	32,949
Deferred distributions on Trust Convertible Preferred Securities	7,625	—
Loss on investment in securities	2,496	25,984
Amortization of deferred debt issuance costs and accretion of debt discount	7,604	3,297
Write-down of idled property, plant and equipment	18,279	—
Gain on settlement of derivatives	(917)	—
Compensation expense related to stock options and grants	874	1,121
Benefit for deferred income taxes	(13,804)	(14,954)
Minority interest in losses of subsidiary	(1,924)	(3,745)
Equity in earnings of affiliates	—	(286)
Change in assets and liabilities:
Accounts receivable	(34,875)	7,793
Inventories	27,249	(14,607)
Other current and non-current assets	(6,043)	1,051
Accounts payable and accrued expenses	(14,440)	(8,903)
Other, net	(2,962)	4,159

Cash flows provided by (used for) operating activities	(35,054)	9,887

Cash flows from investing activities:
Capital expenditures	(5,559)	(14,290)
Proceeds from sale of investment	23,530	8,103
Proceeds from sale of assets	—	2,926
Purchase of investments in derivatives	—	(2,918)
Superior Israel customer loans	2,654	(4,440)
Restricted cash	3,835	7,739
Other	236	108

Cash flows provided by (used for) investing activities	24,696	(2,772)

Cash flows from financing activities:
Borrowings under revolving credit facilities, net	14,104	20,626
Short-term borrowings (repayments), net	17,761	—
Repayments of long-term borrowings	(55,670)	(68,690)
Long-term borrowings	14,850	53,728
Issuance of long-term debt	(3,748)	—
Debt issuance costs	(3,939)	—
Purchase of treasury shares	(15)	(153)
Other	(785)	415

Cash flows provided by (used for) financing activities	(17,442)	5,926

Effect of exchange rate on cash	507	—
Net decrease in cash and cash equivalents	(27,293)	13,041
Cash and cash equivalents at beginning of period	52,534	22,553

Cash and cash equivalents at end of period	$25,241	$35,594

Supplemental disclosures:
Cash paid for interest	$50,586	$70,032

Cash paid (received) for income taxes, net	$(6,978)	$5,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(unaudited)

1.    General

  Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its consolidated subsidiaries (collectively, unless the context otherwise requires, "Alpine" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

        Alpine's operations include the consolidated results of Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a manufacturer of wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets. As a result of the vesting in 2002 of certain Superior TeleCom restricted stock arrangements, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9% at June 30, 2002. Notwithstanding the decline in Alpine's equity ownership in Superior, Alpine is currently deemed to have controlling financial interest in Superior, based on its equity ownership position and certain control aspects related to executive management and Board of Director constituencies. Accordingly, consistent with past presentations, Alpine's June 30, 2002 financial statements reflect Superior's accounts on a consolidated basis. The Company will review its consolidation policy with respect to Superior at its future financial reporting dates based on the facts and circumstances at such respective times.

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

        During 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of the Cookson Group plc ("Cookson"). Under these arrangements, the Company executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These arrangements allowed borrowings by the Company against minimum threshold share value levels. In February 2002, pursuant to a negotiated agreement, the Company accelerated the maturity of the forward sale of 10.5 million Cookson shares for total proceeds of $23.5 million which were used to liquidate borrowings secured by the investment in Cookson shares.

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

        Superior has indebtedness which is substantial in relation to its overall capital structure and current cash flows from operations. As of June 30, 2002, Superior had total debt of approximately $1.2 billion excluding (i) debt of its 50.2% owned Israeli subsidiary, Superior Cables, Limited ("Superior Israel"), which debt is non-recourse to Superior TeleCom and its other subsidiaries (other than Superior Israel) and (ii) approximately $167 million of Trust Convertible Preferred Securities due in 2014. Further, as a result of net losses incurred during the six month period ended June 30, 2002 (which losses include a $425 million non-cash write-off of goodwill in connection with implementation of SFAS No. 142; see Note 3), Superior has a deficit stockholders' equity as of June 30, 2002 of $392 million.

        Superior's leveraged financial position exposes it to certain liquidity risks discussed herein and in Note 7 as well as additional risks of increases in interest rates. Further, its current leveraged capital structure may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and makes Superior more vulnerable to economic downturns and limits its ability to withstand competitive pressures.

        Superior's results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. Superior believes the recent declines in consolidated sales relate to generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduced level of operating results and the negative impact on operating cash flow, Superior has taken certain actions to reduce its debt service and other cash commitments. Pursuant to agreements reached in 2001 with its subordinated debt holders, Superior has suspended cash interest payments on its subordinated debt in 2002 and Superior has deferred, and expects to continue to defer, the payment of distributions on the Trust Convertible Preferred Securities (which deferral, in general, is contractually permitted for a period of up to 20 consecutive quarters). Additionally, as further discussed in Note 7, Superior's term loan payment requirements have been reduced in 2002 pursuant to amendments to its principal credit agreement reached in 2001 and 2002. Notwithstanding these reductions in required cash outflows for 2002, Superior's ability to meet its remaining scheduled principal payments in 2002 is subject to an improvement in its operating performance and cash flow as compared to the first six months of 2002 or to obtaining further amendments to its senior credit agreement and, in any event, will require that a substantial portion of its cash flow be used to pay principal and interest on its debt obligations, thus reducing the amount of funds available for use in its operations or for responding to potential business opportunities if these arise. Beginning in 2003, Superior's term loan repayment requirements increase substantially from term loan repayment requirements in 2002. For Superior to meet existing 2003 term loan repayment obligations, it will have to significantly improve its level of profitability and cash flow as compared to operating performance over the past twelve month period. Currently it appears unlikely that Superior will be able to achieve such a significant improvement to meet such 2003 repayment obligations.

        Superior must also meet certain financial covenant requirements so as to be in compliance with its principal credit agreements and have access to liquidity under its revolving credit facility. Superior was in compliance with its financial covenants through May 30, 2002. As further discussed in Note 7, in July 2002 Superior entered into a further amendment to its principal credit agreement which, among other things, waived financial covenant compliance for June and July 2002; however, such amendment requires that, by September 15, 2002, Superior comply with financial covenants applicable for its August 2002 month-end period.

        Due to the uncertainty as to Superior's ability to (i) meet principal amortization requirements for the remainder of 2002 and in 2003 and (ii) meet its financial covenant requirements as of September 15, 2002 and for the remainder of 2002 and 2003, Superior commenced and currently is in discussions with its lenders pursuant to its principal credit agreement to obtain a further amendment to the credit agreement by September 15, 2002. If obtained, such an amendment would include (i) consent for certain asset sales which would generate proceeds for debt reduction; (ii) an elimination or substantial reduction in term loan principal repayment requirements for the remainder of 2002 and 2003; (iii) a reduction in financial covenant performance requirements for 2002 and 2003 and (iv) the consent of the lenders under the credit agreement to allow Superior to enter into a replacement financing for its $160 million accounts receivables securitization financing facility which is due to expire on September 30, 2002. While Superior is currently in discussion with its principal lenders regarding such further amendments to its principal credit agreement, there can be no assurance that such amendments can be obtained by September 15, 2002.

        If a further amendment to Superior's principal credit agreement is not obtained and if Superior is unable to meet its financial covenant compliance requirements on September 15, 2002 or on subsequent dates, or if it is not able to meet its principal term loan amortization requirements, then it would be in default under its principal credit agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the credit agreement, including amounts outstanding under the Senior Subordinated Notes (see Note 7) and the accounts receivable securitization facility.

3.    SFAS No. 142—"Goodwill and Other Intangible Assets"

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $754 million in goodwill was included as an asset in Alpine's consolidated balance sheet, substantially all of which related to recorded goodwill of Superior. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the principal business segments of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment. If the carrying value (including goodwill) of any business segment exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill exists resulting in a charge to earnings to the extent of goodwill impairment.

        The transitional rules for implementing SFAS No. 142 provides that an initial assessment as to whether there is an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 requires that any goodwill impairment that results from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        Superior completed its determination of initial goodwill impairment in August 2002. As anticipated, the impact of recent economic conditions and industry specific conditions affecting Superior's business segments resulted in reduced fair values and thus, gave rise to a non-cash goodwill impairment charge at Superior of $425 million including $167 million related to its Electrical segment and $258 million related to its OEM segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. Asset valuations used to determine goodwill impairment are subject to finalization and audit. Any adjustment resulting therefrom will be reflected retroactively to January 1, 2002.

Impact on Alpine Consolidated Results of Operations and Balance Sheet

        As previously mentioned, Superior is a 49% owned consolidated subsidiary of Alpine. As such, net income/losses incurred by Superior are consolidated in Alpine's operating results with the minority interest share (in this case 51%) of Superior's net income/loss typically being reflected as an income statement charge (in the case of net income of Superior) or benefit (in the case of net losses of Superior) in Alpine's consolidated income statement. Thus, Alpine's consolidated net income historically has reflected its share (49%) of Superior's net income/losses, after giving effect to the impact of minority interest.

        However, in the case of net losses incurred by a consolidated subsidiary, the minority interest component of such losses reflected as a minority interest benefit in the consolidated income statement is limited under generally accepted accounting principles to the carrying value of minority interest in the consolidated balance sheet. As of December 31, 2001, minority interest related to Superior recorded on Alpine's consolidated balance sheet amounted to $39.5 million. Accordingly, the impact on

Alpine's 2002 consolidated loss from the loss incurred by Superior from goodwill impairment is reduced only to the extent of the December 31, 2001 minority interest balance sheet amount (relating to Superior) of $39.5 million.

        Additionally, since there is no further minority interest carried on Alpine's consolidated balance sheet after the charge for the cumulative effect of the accounting charge for goodwill impairment, Alpine's consolidated income statement does not include a minority interest benefit for other net losses incurred by Superior after January 1, 2002.

        Based on the above, the cumulative effect of the accounting change for adoption and implementation of SFAS No. 142 in Alpine's 2002 condensed consolidated statement of operations is determined as follows ($ in millions):

Superior's goodwill impairment loss	$424
Additional goodwill impairment recorded by Alpine	3
Less: total Superior minority interest included in the December 31, 2001 consolidated balance sheet	(39)

$388

        As reflected in the restated condensed consolidated balance sheet included below, the aforementioned consolidated loss upon initial application of SFAS No. 142 resulted in Alpine's stockholders' equity being reduced from $46 million at December 31, 2001 to a stockholders' deficit of $385 million at March 31, 2002. Such consolidated stockholders' deficit at Alpine effectively includes a negative investment in Superior of approximately $390 million. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding that Alpine is not obligated to fund any operating losses or deficits of Superior, nor is Alpine liable for nor has it guaranteed any debt or other obligations of Superior (other than certain capital leases of Superior). If Alpine were to liquidate its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain.

Retroactive Financial Statement Application

        As noted above, the goodwill impairment charge has been recorded as a cumulative effect of an accounting change retroactive to January 1, 2002. The tables below reflect the impact of this accounting change on the condensed consolidated statement of operations (as restated) and balance sheet (as restated) of Alpine for the quarter ended March 31, 2002.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2002
	As Reported	As Restated
	(in thousands, except per share data)
Net sales	$376,778	$376,778
Gross profit	45,965	45,965
Operating income	(5,875)	(5,875)
Loss before minority interest, extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	(21,842)	(21,842)
Minority interest in net loss of subsidiary	11,164	431

Loss before extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	(10,678)	(21,411)
Extraordinary gain	1,389	1,389

Loss before cumulative effect of accounting change for goodwill impairment	(9,289)	(20,022)
Cumulative effect of accounting change for goodwill impairment	—	(388,086)

Net loss	$(9,289)	$(408,108)

Net loss per share of common stock:
Basic before extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	$(0.72)	$(1.45)
Extraordinary gain on early extinguishment of debt	0.09	0.09
Cumulative effect of accounting change for goodwill impairment	—	(26.32)

Net loss—basic	$(0.63)	$(27.68)

Diluted before cumulative effect of accounting change for goodwill impairment	$(0.72)	$(1.45)
Extraordinary gain on early extinguishment of debt	0.09	0.09
Cumulative effect of accounting change for goodwill impairment	—	(26.32)

Net loss—diluted	$(0.63)	$(27.68)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002
	As Reported	As Restated
	(in thousands)
ASSETS
Current assets	$543,489	$543,489
Property, plant and equipment, net	488,568	488,568
Long-term investments and other assets	101,190	101,190
Goodwill	753,566	326,026

Total assets	$1,886,813	$1,459,273

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities	$468,425	$468,425
Long-term debt, less current portion	1,100,183	1,100,183
Minority interest in subsidiaries	34,605	4,684
Deferred taxes	79,026	79,026
Other long-term liabilities	32,311	32,311
Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, (net of discount)	136,335	136,335
Stockholders' equity (deficit)	35,928	(361,691)

Total liabilities and stockholders' equity (deficit)	$1,886,813	$1,459,273

        The table below reconciles the reported net loss (and related per share data) to an adjusted loss (and related per share data) assuming SFAS No. 142 had been applied as of January 1, 2001 rather than January 1, 2002.

	Three Months Ended June 30,
	2002	2001
Reported net loss applicable to common stock	$(26,079)	$(18,125)
Goodwill amortization/minority interest	—	4,138

Adjusted loss before cumulative effect of accounting change	$(26,079)	$(13,987)

Basic loss per share of common stock:
Reported net loss	$(1.76)	$(1.24)
Goodwill amortization/minority interest	—	0.28

Adjusted loss before cumulative effect of accounting change	$(1.76)	$(0.96)

Diluted loss per share of common stock:
Reported net loss	$(1.76)	$(1.24)
Goodwill amortization/minority interest	—	0.28

Adjusted loss before cumulative effect of accounting change	$(1.76)	$(0.96)

	Six Months Ended June 30,
	2002	2001
Reported net loss applicable to common stock	$(434,196)	$(23,991)
Cumulative effect of accounting change for goodwill impairment	388,086	—
Goodwill amortization/minority interest	—	7,377

Adjusted loss before cumulative effect of accounting change	$(46,110)	$(16,614)

Basic loss per share of common stock:
Reported net loss	$(29.34)	$(1.65)
Cumulative effect of accounting change	26.22	—
Goodwill amortization/minority interest	—	0.51

Adjusted loss before cumulative effect of accounting change	$(3.12)	$(1.14)

Diluted loss per share of common stock:
Reported net loss	$(29.34)	$(1.65)
Cumulative effect of accounting change	26.22	—
Goodwill amortization/minority interest	—	0.51

Adjusted loss before cumulative effect of accounting change	$(3.12)	$(1.14)

4.    Inventories, net

        At June 30, 2002 and December 31, 2001, the components of inventories were as follows:

	June 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$30,532	$37,743
Work in process	29,356	35,148
Finished goods	177,867	185,688

	237,755	258,579
LIFO reserve	(2,762)	4,631

	$234,993	$263,210

        Inventories valued using the LIFO method amounted to $139.4 million and $149.8 million at June 30, 2002 and December 31, 2001, respectively.

5.    Comprehensive loss

        The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 were as follows:

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Net loss	$(26,069)	$(18,115)
Foreign currency translation adjustment	2,958	1,454
Change in unrealized gains on derivatives, net of tax	113	1,403
Realized losses on securities, net of tax	1,500	13,585
Change in unrealized losses on securities, net of tax	(1,463)	(2,476)

Comprehensive loss	$(22,961)	$(4,149)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Net loss before cumulative effect of accounting change for goodwill impairment	$(46,091)	$(23,972)
Cumulative effect of accounting change for goodwill impairment	(388,086)	—
Foreign currency translation adjustment	2,036	(133)
Change in unrealized gains on derivatives, net of tax	130	1,403
Realized losses on securities, net of tax	3,324	15,674
Change in unrealized losses on securities, net of tax	(3,324)	(7,213)

Comprehensive loss	$(432,011)	$(14,241)

6.    Restructuring and infrequent and unusual charges

        During the six months ended June 30, 2002, Superior recorded infrequent and unusual charges of $31.7 million. These charges included $25.9 million, $4.1 million, $0.8 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $31.7 million charge included a $18.3 million write-down of idled property, plant and equipment, $8.7 million of employee separation costs (422 personnel) and $4.7 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. Additionally, during the six months ended June 30, 2002, Alpine recorded infrequent and unusual charges of $1.4 million related to certain termination and retirement benefits.

        As of June 30, 2002, $5.6 million and $0.9 million was reflected as accrued liabilities in the condensed consolidated balance sheet related to employee separation costs and other facility closure costs, respectively.

        During the six months ended June 30, 2001, the Company incurred infrequent and unusual charges of $6.4 million including (i) $1.0 million related to operational restructuring activities at Superior and (ii) $5.4 million related principally to the recognition of certain unfunded prior year retirement plan obligations at Alpine upon termination of certain employees.

7.    Debt

        Long-term debt of Superior amounted to $1,239.0 million at June 30, 2002. Alpine is not liable directly or indirectly, for the long-term debt of Superior (other than for guarantees under certain capitalized lease obligations).

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

        Superior's revolving credit facility is a component of its senior credit facility which is also comprised of a Term Loan A ($307 million outstanding at June 30, 2002) and a Term Loan B ($390 million outstanding at June 30, 2002), all of which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). During December 2001 and March 2002, Superior entered into amendments to the Credit Agreement which included, among other things, (i) a reduction in operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) a deferral until January 31, 2003 of term loan payments otherwise due on June 30, 2002 amounting to $19.4 million and (iii) elimination of a required $175 million accelerated term loan payment due on January 3, 2003. Additionally, as further discussed herein and in Note 2, in July 2002 Superior entered into a further amendment to the Credit Agreement which deferred until September 15, 2002 the July and August 2002 term loan payments and waived certain financial covenants for June and July of 2002.

        Superior's revolving credit facility provides for borrowings up to $214 million through November 2002 and $225 million thereafter and matures in May 2004. $184 million was outstanding under the revolving credit facility at June 30, 2002.

        Superior's accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At June 30, 2002, $142 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. The accounts receivable securitization facility which was scheduled to expire on June 30, 2002, has been extended through September 30, 2002. Superior expects to shortly execute a commitment letter with another financial institution for a longer-term replacement financing of such facility. However, Superior's ability to complete this refinancing is subject to satisfactory completion of documentation related to the replacement facility and closing of such financing prior to September 30, 2002. Conditions to closing of the transaction will include, among other things, approval by a majority of the lenders under the Credit Agreement of the terms of such refinancing. Failure to obtain an alternative receivables financing arrangement or to obtain further extensions under the existing receivables financing arrangement is an event of default under the Credit Agreement, would result in a substantial liquidity shortfall and also would result probably in acceleration of all debt owed under the Credit Agreement as well as all debt cross-defaulted with the facility.

        In addition to the senior credit facility and the accounts receivable securitization facility, Superior's other principal debt obligation includes $209 million outstanding under Senior Subordinated Notes which are due in 2007 and have no principal amortization requirements. In December 2001, Superior entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment granted Superior the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Additionally, pursuant to this amendment Superior's principal stockholder, Alpine, provided a funded cash commitment on behalf of Superior that made available to Superior sufficient cash to make one quarterly cash interest payment in 2002 (i.e., May 2002). A PIK note was issued (in lieu of cash) for the February 2002 interest payment, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the August and November quarterly interest payments, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 11% and LIBOR plus 12%, respectively. In consideration for its funding of the aforementioned interest payment under the Senior Subordinated Notes, Alpine was issued a PIK Note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid by the borrower under the Senior Subordinated Notes, with interest payments being made solely through the issuance of additional PIK notes in favor of Alpine at any time that cash interest is not being paid currently to the holders of the Senior Subordinated Notes.

        In order to maintain adequate liquidity to continue to operate its business on a normal basis, Superior must generate sufficient cash flow to meet scheduled payments on its term loans A and B so as not to be in default under the Credit Agreement. Term loan repayment requirements amount to $58 million for the remaining six months of 2002 (with the next payment due on September 15, 2002), $71 million for the first six months of 2003 and $135 million for the second six months of 2003. Additionally, in order not to be in default under the Credit Agreement, Superior must maintain compliance with certain financial covenants including an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined. Such financial covenant ratios for 2002 are at reduced levels from financial covenant requirements in 2001; however, in 2003, such financial covenants require a substantial improvement in operating results to maintain compliance. Failure to maintain compliance would require Superior to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default under the Credit Agreement.

        As discussed in Note 2, Superior's operating results and cash flow have declined substantially over the past twelve months. Despite these conditions, through June 30, 2002, Superior has met all of its principal and interest payments and other obligations. Further, as discussed below, Superior is in compliance with its financial covenant requirements (as amended) as of June 30, 2002.

        In July 2002, Superior entered into a further amendment to its Credit Agreement, (the "Interim Amendment") which waived financial covenant compliance for June and July 2002 and deferred until September 15, 2002 principal repayments due in July and August 2002. However, by September 15, 2002, Superior must be in compliance with its covenants applicable to the August 2002 month-end.

        The Interim Amendment also was entered into to allow Superior and its principal senior lenders time to attempt to negotiate by September 15, 2002 a further amendment to the Credit Agreement. If obtained such a further Credit Agreement amendment would include (i) consent for certain asset sales which would generate proceeds for debt reduction; (ii) an elimination or substantial reduction in term loan principal repayment requirements for the remainder of 2002 and 2003; (iii) reduction in financial covenant performance requirements for 2002 and 2003 and (iv) consent of lenders under the Credit Agreement to allow Superior to enter into a replacement receivables securitization financing facility. In addition to and in conjunction with discussions with the lenders under the Credit Agreement, Superior is also in discussions with the holders of the Senior Subordinated Notes to allow Superior to continue to pay interest on the Senior Subordinated Notes in the form of PIK Notes rather than cash through 2003.

        While Superior believes it is progressing with discussions for the aforementioned Credit Agreement amendments, there can be no assurance that any such amendment will be obtained by September 15, 2002. If an amendment to the Credit Agreement is not obtained and Superior is unable to meet its financial covenant compliance requirements on September 15, 2002 (or on subsequent dates), or if Superior is not able to meet its principal term loan amortization requirements on September 15, 2002 (or on subsequent dates), then Superior would be in default under its Credit Agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the Credit Agreement including the Senior Subordinated Notes and the accounts receivable securitization facility.

        Based on the uncertainty as to Superior's ability to successfully effect such amendments under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt related to such arrangements at Superior as current liabilities in the accompanying June 30, 2002 condensed consolidated balance sheet.

  Alpine debt

        Alpine's debt (exclusive of debt of Superior) amounted to $4.9 million at June 30, 2002, including $3.9 million of 12.25% Senior Secured Notes due in 2003. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method. In February 2002, the Company redeemed $8.2 million in face amount of the 12.25% Senior Secured Notes for a cash payment of $5.8 million resulting in an after-tax extraordinary gain of approximately $1.4 million. Further in February 2002, Alpine prepaid loans totaling approximately $22 million upon the early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson Group, plc. The Company recognized a gain of $0.9 million for the six months ended June 30, 2002 (included in other income) from the early settlement of the Cookson forward sale derivatives.

8.    Loss per share

        The computation of basic and diluted loss per share for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(26,069)			$(18,115)
Less: preferred stock dividends	(10)			(10)

Basic loss per common share	(26,079)	14,853	$(1.76)	(18,125)	14,626	$(1.24)

Dilution in subsidiary and affiliate earnings from common stock equivalents				(18)	—

Diluted loss per common share	$(26,079)	14,853	$(1.76)	$(18,143)	14,626	$(1.24)

	Six Months Ended June 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(434,177)			$(23,972)
Less: preferred stock dividends	(18)			(19)

Basic loss per common share	(434,195)	14,800	$(29.34)	(23,991)	14,562	$(1.65)

Dilution in subsidiary and affiliate earnings from common stock equivalents	—	—		(59)	—

Diluted loss per common share	$(434,195)	14,800	$(29.34)	$(24,050)	14,562	$(1.65)

        The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive.

9.    Business segments

        The Company's reportable segments are strategic businesses that offer different products and services to different customers. These include Superior's communications, original equipment manufacturer ("OEM") and electrical segments. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications and (iii) all of the operations of Superior's 50.2% owned Superior Israel subsidiary. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net sales:
Communications	$138,390	$216,345	$263,625	$421,976
OEM	131,757	139,793	260,087	290,384
Electrical	121,650	130,709	244,863	252,803

	$391,797	$486,847	$768,575	$965,163

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Operating income (loss):
Communications	$8,738	$35,781	$15,444	$65,701
OEM	12,225	12,863	22,407	28,803
Electrical	(2,943)	(3,883)	(5,979)	(5,896)
Corporate and other	(6,852)	(7,543)	(12,589)	(13,481)
Amortization of goodwill	—	(5,292)	—	(10,583)
Infrequent and unusual charges	(19,089)	(5,593)	(33,079)	(6,416)

	$(7,921)	$26,333	$(13,796)	$58,128

	June 30, 2002	December 31, 2001
	(in thousands)
Total assets:
Communications	$447,657	$482,886
OEM	294,800	294,674
Electrical	258,472	256,370
Corporate and other (including goodwill)	441,876	918,221

	$1,442,805	$1,952,151

10.    New accounting standards

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires entities to record a liability for a cost associated with an exit activity or disposal activity when that liability is incurred and can be measured. A liability is incurred when an event obligates the entity to transfer or use assets. Commitment to an exit plan or plan of disposal no longer will meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company will apply SFAS No. 146 as required.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company with investments in its consolidated subsidiary, Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), as well as other non-controlling cash and equity investments.

Superior TeleCom Inc.

        Alpine holds a 48.9% common equity interest in its consolidated subsidiary, Superior TeleCom Inc. whose balance sheet accounts and results of operations are consolidated in the financial statements of Alpine. The consolidated results of operations included herein principally represent the results of Superior except for certain corporate expenses, interest expense and loss on investment securities.

        Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior" or the "Company") manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications; (ii) original equipment manufacturer ("OEM"); and (iii) electrical. The Communications Group includes communications wire and cable products sold primarily to telephone companies and, to a lesser degree, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities.

        Industry segment financial data (including sales and operating income by industry segment) for the three and six month periods ended June 30, 2002 and 2001 is included in Note 9 to the accompanying condensed consolidated financial statements.

Impact of Copper Price Fluctuations on Operating Results

        Copper is one of the principal raw materials used in Superior's wire and cable product manufacturing. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability, as Superior, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

Results of Operations—Three and Six Month Periods Ended June 30, 2002 as Compared to the Three and Six Month Periods Ended June 30, 2001

        Consolidated sales for the quarter ended June 30, 2002 were $391.8 million, a decrease of 20% as compared to sales of $486.8 million for the quarter ended June 30, 2001. Adjusted for a constant cost of copper, the sales decline in the June 2002 quarter as compared to the June 2001 quarter was approximately 18%.

        Superior's Communications Group sales for the June 30, 2002 quarter were $138.4 million, a decrease of 34% on a copper-adjusted basis from the June 30, 2001 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 42% reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continued in 2002.

        Superior's OEM Group sales were $131.8 million for the quarter ended June 30, 2002, a copper-adjusted decline of 4% as compared to the June 30, 2001 quarter. The sales decline in the June 30, 2002 quarter as compared to the June 30, 2001 quarter was due to reduced demand for magnet wire from Superior's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector. OEM Group sales for the June 30, 2002 quarter did increase 2% on a copper-adjusted basis as compared to the quarter ended March 31, 2002 (which followed an 11% sequential quarter sales growth in the March 31, 2002 quarter as compared to the December 31, 2001 quarter). The sequential quarter improvement in revenues reflects moderate strengthening in demand from Superior's core industrial sector customers, generally consistent with the gradual improvement in overall economic conditions.

        Superior's Electrical Group sales were $121.7 million for the June 30, 2002 quarter representing a decrease of 6% on a copper-adjusted basis as compared to the quarter ended June 30, 2001. The comparative sales decline was due principally to continuing extremely weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market.

        Consolidated sales for the six month period ended June 30, 2002 were $768.6 million, a decrease on a copper-adjusted basis of 18% as compared to sales of $965.2 million for the six month period ended June 30, 2001. The comparative reduction in sales for the 2002 six month period was due primarily to comparative declines of 35% in Superior's Communications Group sales which was due principally to the aforementioned reduction in spending by Superior's telephone company customers along with a smaller comparative decline in OEM Group sales (8% copper-adjusted sales decline).

        Gross profit for the June 30, 2002 quarter was $48.6 million, a decline of $29.9 million as compared to gross profit of $78.5 million for the quarter ended June 30, 2001. The gross profit margin in the June 30, 2002 quarter was 12.4%, a 0.3% improvement on a copper-adjusted basis as compared to the March 31, 2002 quarter and a decline on a copper-adjusted basis of 3.9%, as compared to the prior year June quarter. The comparative decline in gross profit margin as compared to the prior year June quarter was primarily the result of (i) continued depressed pricing conditions in the building wire market (Electrical Group), partially offset by productivity gains and manufacturing cost reductions and (ii) the impact of competitive pricing conditions and unfavorable manufacturing cost absorption (due to lower production rates) in Superior's Communications Group. Manufacturing cost absorption and gross profit margins should be favorably impacted in future periods from the benefit of cost reductions associated with the recent facility closures in Superior's Communications Group and OEM Group which will allow for production throughput improvement and cost absorption improvement in Superior's remaining manufacturing facilities.

        For the six month period ended June 30, 2002, gross profit was $94.6 million, a decline of 4.3% as compared to the prior year six month period. The comparative decline in gross profit was principally the result of lower sales and lower gross profit margins associated with the aforementioned spending reductions by the telephone companies, pricing pressures and the impact of the weak industrial sector economic conditions.

        Selling, general and administrative expense ("SG&A expense") for the three and six month periods ended June 30, 2002 was $37.4 million and $75.3 million, as compared to SG&A expense of $41.3 million and $80.9 million respectively, for the three and six month periods ended June 30, 2001. The decline in SG&A expense in the 2002 three and six month periods is due to cost reductions in all of Superior's business units in response to reduced sales and commercial activity as well as reduced corporate expenses at the Alpine corporate level.

        Superior incurred infrequent and unusual charges of $19.1 million and $31.7 million for the three and six month period ended June 30, 2002, respectively, which includes non-cash charges for the write-down of property, plant and equipment of $9.8 million and $18.3 million, respectively. These charges reflect (i) the closure of Superior's Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of Superior's Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. For the three and six month periods ended June 30, 2001, Superior incurred infrequent and unusual charges of $0.2 million and $1.0 million, respectively, related to restructuring activities of Superior Israel. Additionally, during the six months ended June 30, 2002, Alpine recorded infrequent and unusual charges of $1.4 million related to certain termination and retirement benefits. For the six month period ended June 30, 2001 Alpine incurred infrequent and unusual charges of $5.4 million related principally to the recognition of unfunded retirement plan obligations for terminated employees.

        The Company incurred an operating loss for the June 30, 2002 quarter of $7.9 million. Before infrequent and unusual charges, the Company generated operating income of $11.2 million, a decline of $20.8 million as compared to the June 30, 2001 quarter. For the six month period ended June 30, 2002, the Company incurred an operating loss of $13.8 million. Before non-recurring charges, the Company generated operating income of $19.3 million, a decline of $45.3 million as compared to the June 30, 2001 six month period. The comparative decline in operating income for the current year three and six month periods was principally attributable to lower sales in Superior's Communications Group and reduced gross margins, primarily in Superior's Communications and Electrical business segments.

        Interest expense for the three and six month periods ended June 30, 2002 (which principally represents interest expense of Superior) was $27.5 million and $53.2 million, respectively, representing a decrease of $4.3 million and $12.4 million, respectively, over the prior year three and six month periods. The decrease in interest expense reflects substantially lower short-term (LIBOR) interest rates in the current year three and six month periods and lower debt levels at Alpine Corporate (see "Liquidity and Capital Resources"), partially offset by increased interest spreads over LIBOR on Superior's Senior Subordinated Notes, which interest is being paid in the form of PIK Notes rather than cash (see Note 7 to Condensed Consolidated Financial Statements).

        The Company incurred a loss on investment securities of $2.5 million for the six month period ended June 30, 2002 and $26.0 million for the six month period ended June 30, 2001, which charges principally represent recognition of unrealized losses on investment securities to reflect declines in fair value of such investments judged to be other than temporary.

        Loss before infrequent and unusual charges for the quarter ended June 30, 2002 was $13.8 million or $0.93 per diluted share as compared to loss before infrequent and unusual charges and goodwill amortization charges of $11.7 million or $0.80 per diluted share for the quarter ended June 30, 2001. Net loss for the June 30, 2002 quarter was $26.1 million or $1.76 per diluted share as compared to a net loss of $18.1 million or $1.24 per diluted share for the quarter ended June 30, 2001. The increase in the net loss in the current period was due principally to lower operating income and the impact of infrequent and unusual charges partially offset by lower interest costs.

        For the six month period ended June 30, 2002, loss before infrequent and unusual charges, extraordinary gain and the cumulative effect of accounting change for goodwill impairment was $26.5 million or $1.79 per diluted share as compared to a loss of $14.1 million or $0.97 per diluted share for the six month period ended June 30, 2001. As further discussed in Note 3 to the June 30, 2002 Condensed Consolidated Financial Statements, during the six month period ended June 30, 2002 Superior incurred a $424.5 million non-cash charge related to the impairment of goodwill which was recorded in connection with Superior's adoption of SFAS No. 142. After deducting the impact of minority interest, Alpine recorded a non-cash charge of $388.1 million reflecting the net impact on the consolidated financial statements of Superior's cumulative effect of accounting change for goodwill impairment. As a result, the Company incurred a consolidated net loss for the six month period ended June 30, 2002 of $434.2 million or $29.34 per diluted share. For the June 30, 2001 six month period the Company incurred a net loss of $24.0 million or $1.65 per diluted share.

Liquidity and Capital Resources

General

        For the six months ended June 30, 2002, the Company (on a consolidated basis) used $35.1 million in cash flows for operating activities. Cash flows used for operating activities consisted of $4.0 million used by operating cash flow (net loss plus non-cash items) and $31.1 million in cash flow used for net working capital changes. Cash provided by investing activities amounted to $24.7 million and consisted principally of $23.5 million in cash proceeds from the sale of a portion of Alpine's Cookson ordinary shares. Cash used for financing activities which principally related to net reductions in debt, amounted to $17.4 million.

        As previously mentioned, the consolidated financial statements of Alpine include the operating results and balance sheet of Superior. Superior has a leveraged capital structure with approximately $1.2 billion in debt. Superior has reflected substantially all of its debt as a current liability at June 30, 2002 as discussed in Note 7 to the condensed consolidated financial statements and here below. Alpine, however, has not guaranteed nor is it liable with respect to any of Superior's debt (except for guarantees related to certain capital lease arrangements). Accordingly, the following discussion of the Company's liquidity and capital resources addresses separately: (i) Alpine corporate (excluding Superior) and (ii) Superior as a stand-alone entity.

        Additionally, as discussed in Note 3, during the six month period ended June 30, 2002, Superior incurred a non-cash charge for goodwill impairment of $424.5 million. After the impact of minority interest, Alpine's consolidated results of operations included a charge of $388.1 million for goodwill impairment at Superior, resulting in a consolidated stockholders' deficit of $385.4 million at June 30, 2002. This application of generally accepted accounting principles also resulted in Alpine recording its investment in Superior at a negative value of approximately $390 million at June 30, 2002. As previously mentioned, Alpine is not obligated to provide funding for any of Superior's operating deficits nor is it obligated or liable for any of Superior's debts (other than guarantees under certain capital lease arrangements). Accordingly, if Alpine were to liquidate its investment in Superior or otherwise substantially reduce its ownership in Superior, then Alpine would eliminate its negative investment in Superior and recognize a gain through other comprehensive income. Included below as supplemental information is a condensed consolidated balance sheet of Alpine at June 30, 2002, with Superior accounted for as a one line investment account rather than on a consolidated basis.

(in $ millions)

Cash and cash equivalents	$17.3
Investment in Superior	(391.8)
Other assets	11.5

$(363.0)

Accounts payable and accrued expenses	$2.4
Total debt	5.0
Other liabilities	15.0
Stockholders' deficit	(385.4)

$(363.0)

Alpine Corporate

        As of June 30, 2002, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior and Cookson) of approximately $17.3 million. Alpine also owns at June 30, 2002 approximately 10.5 million common shares of Superior (OTCBB: SRTO) with a fair market value on August 12, 2002 of approximately $2 million and 3.8 million ordinary shares of Cookson (FTSE: CKSN.L) with a fair market value as of August 12, 2002 of approximately $2 million.

        During the six month period ended June 30, 2002 Alpine substantially reduced its corporate debt. In February 2002, Alpine redeemed $8.2 million in face amount of 12.25% Senior Secured Notes for a cash payment of $5.8 million. Further, in February 2002, Alpine prepaid loans totaling $22 million upon early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson.

        As a result of the above described transaction, Alpine's total corporate debt at June 30, 2002 approximated $5 million, including $4 million in 12.25% Senior Secured Notes due in July 2003.

        Alpine has no other major commitments over the next twelve months other than periodic interest cost on Alpine's remaining debt ($0.6 million annually) and Alpine corporate overhead expense. For the next twelve month period, Alpine expects to fund these aforementioned commitments from available cash reserves.

Superior TeleCom

        For the six months ended June 30, 2002, Superior used $25.3 million in cash flows in operating activities consisting of $4.6 million in cash flows used by operations (net loss plus non-cash charges) and $20.7 million in cash flows used for net working capital changes. Cash used for net working capital included an anticipated seasonal increase in receivables of $34.9 million (which was partially funded by $17.4 million in borrowings under the accounts receivable securitization facility) partially offset by inventory reductions of $27.2 million. Cash used for investing activities amounted to $2.7 million and included capital expenditures of $5.6 million offset by payments received on pre-arranged long-term loans made to one of Superior Israel's principal customers. Cash provided by financing activities amounted to $16.1 million, consisting of borrowings under Superior's revolving credit facilities ($14.1 million), borrowings under its accounts receivable securitization facility ($17.4 million) and payment-in-kind note issuances offset principally by term loan amortization payments.

        Superior finances its operating activities (exclusive of operating activities of Superior Israel which are financed under separate financing arrangements and are non-recourse to Superior and its subsidiaries other than Superior Israel) and other capital requirements principally from (i) operating cash flow; (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement. As a result of reductions in operating performance and operating cash flow over the past twelve months, funding available under the revolving credit facility and the accounts receivable securitization has been essential in financing of Superior's operating activities and other commitments.

        Superior's revolving credit facility provides for borrowings up to $214 million through November 2002 and $225 million thereafter, and matures in May 2004. $184 million was outstanding under the revolving credit facility at June 30, 2002, and $175 million was outstanding under the facility at July 31, 2002. The revolving credit facility along with term loan A and term loan B comprise Superior's senior credit facilities which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). The total balance outstanding on term loans A and B at June 30, 2002 was $697 million. Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its subsidiaries. The Credit Agreement contains certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios (discussed further herein), limitations on the amount of dividends Superior is allowed to pay on its capital stock and restrictions on additional indebtedness. Violation of these covenants is an event of default under the Credit Agreement and would result in acceleration of debt thereunder.

        Superior's accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At June 30, 2002, $142 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. The accounts receivables securitization facility which was scheduled to expire on June 30, 2002, has been extended through September 30, 2002. Superior is currently negotiating a commitment letter with another financial institution for a longer-term replacement financing of such facility. However, Superior's ability to complete this refinancing is subject to satisfactory completion of documentation related to the replacement facility and closing of such financing prior to September 30, 2002. Conditions to closing of the transaction will include, among other things, approval by a majority of the lenders under the Credit Agreement of the terms of such refinancing. Failure to obtain an alternative receivables financing arrangement or to obtain further extensions under the existing receivables financing arrangement is an event of default under the Credit Agreement, would result in a substantial liquidity shortfall and also would result in acceleration of all debt owed under the Credit Agreement as well as all debt cross-defaulted with facility.

        In addition to the above, Superior also has outstanding $209 million in Senior Subordinated Notes due in May 2007.

        During December 2001 and March 2002, Superior entered into amendments to the Credit Agreement which included, among other things, (i) a reduction in operating performance levels required to meet certain financial covenants through December 31, 2002; (ii) a deferral until January 31, 2003 of term loan payments otherwise due on June 30, 2002 amounting to $19.4 million and (iii) elimination of a required $175 million accelerated term loan payment due on January 3, 2003. Additionally, as further discussed herein, in July 2002 Superior entered into a further amendment to the Credit Agreement which deferred until September 15, 2002 the July and August 2002 term loan payments and waived certain financial covenants for June and July of 2002.

        In December 2001, Superior entered into a major amendment to the agreement governing the Senior Subordinated Notes. Such amendment granted Superior the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes in lieu of cash interest payments. Additionally, pursuant to this amendment Superior's principal stockholder, Alpine provided a funded cash commitment on behalf of Superior that made available to Superior sufficient cash to make one quarterly cash interest payment in 2002 (i.e., May 2002). A PIK note was issued (in lieu of cash) for the February 2002 interest payment, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 9% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the August and November quarterly interest payments, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 11% and LIBOR plus 12%, respectively. In consideration for its funding of the aforementioned interest payment under the Senior Subordinated Notes, Alpine was issued a PIK Note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid by the borrower under the Senior Subordinated Notes, with interest payments being made solely through the issuance of additional PIK notes in favor of Alpine at any time that cash interest is not being paid currently to the holders of the Senior Subordinated Notes.

        At July 31, 2002, Superior had unused and excess borrowing availability under its revolving credit facility of $28 million and cash on hand of $7 million resulting in total operating funds availability of $35 million.

        Superior's operating income and results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. Superior believes the recent declines in consolidated sales relate to generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduction in operating income and resulting reduced levels of operating cash flow, Superior has taken actions to reduce cash outlay requirements for servicing interest costs, distributions on its Trust Convertible Preferred Securities and capital expenditures. Also, as a result of the recent amendments to the Credit Agreement, Superior's term loan principal amortization requirements have been reduced in 2002 as compared to 2001. Additionally, as discussed in Note 3, during the six-month period ended June 30, 2002 Superior incurred a non-cash charge for goodwill impairment upon implementation of SFAS No. 142 of $424.5 million. This non-cash charge does not impact Superior's cash flow or liquidity nor does it impact financial covenant compliance matters.

        Superior is currently benefiting from the substantial reduction in market interest rates that has occurred over the past eighteen months which, along with Superior's option to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash under certain circumstances, is resulting, and is expected to continue to result, in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001. For the first six months of 2002, Superior incurred cash interest costs of $32 million as compared to $48 million in the first six months of 2001. Capital expenditures are expected to approximate $15-$20 million in 2002. For the first six months of 2002, capital expenditures were only $6 million as compared to $14 million for the first six months of 2001. Superior also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which will result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001. In addition to outlays for cash interest and capital expenditures, Superior also has principal amortization requirements on its term loans A and B, which aggregate $74 million during 2002 (as compared to $80 million in 2001). In total, Superior's 2002 cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization are estimated to be more than $50 million less than comparable outflows in 2001.

        Notwithstanding these reductions in required cash outflows for 2002, Superior's ability to meet its remaining scheduled term loan principal payments in 2002 is subject to significant improvement in its operating performance and cash flow as compared to the first six months of 2002. In order to maintain adequate liquidity to continue to operate its business on a normal basis, Superior must generate sufficient cash flow to meet such payments so as not to be in default under the Credit Agreement. Term loan repayment requirements amount to $58 million for the remaining six months of 2002 (with the next payment due on September 15, 2002), $71 million for the first six months of 2003 and $135 million for the second six months of 2003. Additionally, in order not to be in default under the Credit Agreement Superior must maintain compliance with certain financial covenants including an interest coverage ratio, as defined, and a fixed charge coverage ratio, as defined. Such financial covenant ratios for 2002 are at reduced levels from financial covenant requirements in 2001; however, in 2003, such financial covenants require a substantial improvement in operating results to maintain compliance. Failure to maintain compliance would require Superior to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default under the Credit Agreement.

        Superior entered into a further amendment to its Credit Agreement, (the "Interim Amendment") in July 2002 which waived financial covenant compliance for June and July 2002 (however, by September 15, 2002 Superior must be in compliance with its covenants applicable to the August 2002 month-end) and deferred until September 15, 2002 principal repayments due in July and August 2002.

        The Interim Amendment also was entered into to allow Superior and its principal senior lenders time to attempt to negotiate by September 15, 2002 a further amendment to the Credit Agreement. If obtained, a further Credit Agreement amendment would include (i) consent for certain asset sales which would generate proceeds for debt reduction; (ii) an elimination or substantial reduction in term loan principal repayment requirements for the remainder of 2002 and 2003; (iii) reduction in financial covenant performance requirements for 2002 and 2003 and (iv) consent of lenders under the Credit Agreement to allow Superior to enter into a replacement receivables securitization financing facility. In addition to and in conjunction with discussions with the senior lenders under the Credit Agreement, Superior is also in discussions with the holders of the Senior Subordinated Notes to allow Superior to continue to pay interest on the Senior Subordinated Notes in the form of PIK Notes rather than cash through 2003.

        While Superior is progressing with discussions for the aforementioned Credit Agreement amendments, there is no certainty that such will be obtained by September 15, 2002. If an amendment to the Credit Agreement is not obtained and if Superior is unable to meet its financial covenant compliance requirements on September 15, 2002 (or on subsequent dates) or if Superior is not able to meet its principal term loan amortization requirements on September 15, 2002 (or on subsequent dates), then Superior would be in default under its Credit Agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the Credit Agreement including the Senior Subordinated Notes and the accounts receivable securitization facility.

        Based on the uncertainty as to Superior's ability to reach such agreement and effect such amendments under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt related to such arrangements of Superior as current liabilities in the June 30, 2002 Condensed Consolidated balance sheet.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. At June 30, 2002, Superior had an interest rate cap on $362 million principal amount with a 90-day LIBOR cap at 4.4% expiring December 27, 2002. A one percent increase in interest rates affecting Superior's $1.15 billion credit agreement and its $200 million senior subordinated notes would increase annual interest expense by approximately 9% or $10.8 million.

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

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*
PIK Note dated as of May 20, 2002 by Superior Telecommunications Inc. in favor of The Alpine Group, Inc.

(b)
Reports on Form 8-K

  The Alpine Group, Inc. filed Form 8-K on May 10, 2002 regarding termination of Arthur Andersen and on June 4, 2002 regarding engagement of Deloitte & Touche.

  The Alpine Group, Inc. filed Form 8-K on August 13, 2002 regarding adoption of SFAS No. 142 "Goodwill and Other Intangible Assets."

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.
Date: August 14, 2002	By:	/s/ DAVID S. ALDRIDGE
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