Form 10-Q
period 2002-09-30
ALPINE GROUP INC /DE/
filed 2002-11-14
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2002
Common Stock, $.10 Par Value	14,121,491

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,987	$52,534
Restricted cash	—	3,835
Accounts receivable (less allowance for doubtful accounts of $8,267 and $8,391 at September 30, 2002 and December 31, 2001, respectively)	210,656	201,376
Inventories	224,790	263,210
Other current assets	50,442	41,168

Total current assets	513,875	562,123
Property, plant and equipment, net	340,970	510,120
Long-term investments and other assets	103,532	126,328
Goodwill (net of accumulated amortization and impairment charges of $498,085 and $70,535 at September 30, 2002 and December 31, 2001, respectively)	326,107	753,580

Total assets	$1,284,484	$1,952,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$136,715	$124,388
Current portion of long-term debt	1,133,422	106,343
Accounts payable	79,331	110,964
Accrued expenses	104,598	107,138

Total current liabilities	1,454,066	448,833
Long-term debt, less current portion	109,808	1,162,644
Minority interest in subsidiaries	1,954	44,847
Deferred taxes	33,510	82,481
Other long-term liabilities	31,991	31,237

Total liabilities	1,631,329	1,770,042

Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, (net of discount)	136,949	136,040
Commitments and contingencies
Stockholders' equity (deficit):
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; 25,000,000 shares authorized; (22,024,951 shares and 21,923,705 shares issued at September 30, 2002 and December 31, 2001, respectively)	2,202	2,192
Capital in excess of par value	164,750	163,425
Accumulated other comprehensive deficit	(10,873)	(7,929)
Retained deficit	(545,156)	(15,582)

	(388,650)	142,533
Treasury stock, at cost (7,963,203 shares at September 30, 2002 and 8,018,495 December 31, 2001)	(94,574)	(95,592)
Receivable from stockholders	(570)	(872)

Total stockholders' equity (deficit)	(483,794)	46,069

Total liabilities and stockholders' equity (deficit)	$1,284,484	$1,952,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$368,186	$420,306
Cost of goods sold	322,349	350,129

Gross profit	45,837	70,177
Selling, general and administrative expenses	38,572	36,757
Amortization of goodwill	—	5,290
Unusual charges	1,077	—
Impairment charges (Note 9)	114,497	—

Operating income (loss)	(108,309)	28,130
Interest expense	(30,111)	(28,874)
Loss on investment in securities	(1,589)	(1,897)
Other income (expense), net	(466)	(496)

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(140,475)	(3,137)
Benefit for income taxes	48,167	365

Loss before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(92,308)	(2,772)
Distributions on preferred securities of subsidiary trust	(4,172)	(3,819)

Loss before minority interest and equity in earnings of affiliate	(96,480)	(6,591)
Minority interest in losses of subsidiaries	1,111	2,269
Equity in earnings of affiliate	—	1,869

Net loss	(95,369)	(2,453)
Preferred stock dividends	(9)	(9)

Net loss applicable to common stock	$(95,378)	$(2,462)

Net loss per share of common stock:
Basic	$(6.41)	$(0.17)

Diluted	$(6.41)	$(0.17)

Weighted average shares outstanding:
Basic	14,882	14,684

Diluted	14,882	14,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Net sales	$1,136,761	$1,385,469
Cost of goods sold	996,343	1,159,245

Gross profit	140,418	226,224
Selling, general and administrative expenses	113,870	117,677
Amortization of goodwill	—	15,873
Unusual charges	34,156	6,416
Impairment charges (Note 9)	114,497	—

Operating income (loss)	(122,105)	86,258
Interest expense	(83,321)	(94,453)
Loss on investment in securities	(4,085)	(27,881)
Other income (expense), net	(1,787)	3,171

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and cumulative effect of accounting charge for goodwill impairment	(211,298)	(32,905)
Benefit for income taxes	77,809	9,745

Loss before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(133,489)	(23,160)
Distributions on preferred securities of subsidiary trust	(12,395)	(11,434)

Loss before minority interest and equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(145,884)	(34,594)
Minority interest in losses of subsidiaries	3,035	6,014
Equity in earnings of affiliate	—	2,155

Loss before extraordinary gain and cumulative effect of accounting change for goodwill impairment	(142,849)	(26,425)
Extraordinary gain on early extinguishment of debt	1,389	—
Cumulative effect of accounting change for goodwill impairment, net of minority interest	(388,086)	—

Net loss	(529,546)	(26,425)
Preferred stock dividends	(28)	(28)

Net loss applicable to common stock	$(529,574)	$(26,453)

Net loss per share of common stock:
Basic before extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	$(9.64)	$(1.81)
Extraordinary gain on early extinguishment of debt	0.09	—
Cumulative effect of accounting change for goodwill impairment	(26.17)	—

Net loss—basic	$(35.72)	$(1.81)

Diluted before extraordinary gain on early extinguishment of debt and cumulative effect of accounting change for goodwill impairment	$(9.64)	$(1.82)
Extraordinary gain on early extinguishment of debt	0.09	—
Cumulative effect of accounting change for goodwill impairment	(26.17)	—

Net loss—diluted	$(35.72)	$(1.82)

Weighted average shares outstanding:
Basic	14,827	14,603

Diluted	14,827	14,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except share data)

(unaudited)

	Nine Months Ended September 30, 2002
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427

Balance at end of period	427	427

Common stock:
Balance at beginning of period	21,923,705	2,192
Employee stock purchase plan	94,810	9
Stock grants	6,436	1

Balance at end of period	22,024,951	2,202

Capital in excess of par value:
Balance at beginning of period		163,425
Effect of subsidiaries' equity transactions		1,159
Employee stock purchase plan		108
Stock grants		58

Balance at end of period		164,750

Accumulated other comprehensive deficit:
Balance at beginning of period		(7,929)
Foreign currency translation adjustment		(222)
Change in unrealized gains (losses) on derivatives, net		(2,722)
Realized losses on securities, net of tax		4,277
Change in unrealized losses on securities, net of tax		(4,277)

Balance at end of period		(10,873)

Retained deficit:
Balance at beginning of period		(15,582)
Net loss		(529,546)
Dividends on preferred stock		(28)

Balance at end of period		(545,156)

Treasury stock:
Balance at beginning of period	(8,018,495)	(95,592)
Purchase of treasury stock	(37,712)	(76)
Stock options and grants	93,004	1,094

Balance at end of period	(7,963,203)	(94,574)

Receivable from stockholders:
Balance at beginning of period		(872)
Compensation expense related to stock options and grants		302

Balance at end of period		(570)

Total stockholders' deficit		$(483,794)

Comprehensive loss		$(532,490)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss before extraordinary gain and cumulative effect of accounting change for goodwill impairment	$(142,849)	$(26,425)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	35,051	50,157
Deferred distributions on Trust Convertible Preferred Securities	11,486	—
Loss on investment in securities	4,085	27,881
Amortization of deferred debt issuance costs and accretion of debt discount	11,536	5,072
Interest costs satisfied by payment-in-kind notes	14,172	—
Write-down of idled property, plant and equipment	18,279	—
Impairment charge on long-lived assets to be sold	114,497	—
Gain on settlement of derivatives	(917)	—
Compensation expense related to stock options and grants	1,455	1,669
Benefit for deferred income taxes	(47,289)	(8,987)
Minority interest in losses of subsidiary	(3,035)	(6,014)
Equity in earnings of affiliates	—	(2,155)
Change in assets and liabilities:
Accounts receivable, net	(12,219)	33,789
Inventories, net	36,809	(11,336)
Other current and non-current assets	(14,567)	(2,440)
Accounts payable and accrued expenses	(33,414)	(22,690)
Other, net	(6,796)	(5,260)

Cash flows (used for) provided by operating activities	(13,716)	33,261

Cash flows from investing activities:
Capital expenditures	(7,536)	(22,370)
Proceeds from sale of investment	23,530	10,021
Proceeds from sale of assets	—	3,810
Purchase of investments in derivatives	—	(2,918)
Superior Israel customer loans	6,156	(9,428)
Restricted cash	3,835	7,739
Other	271	(678)

Cash flows provided by (used for) investing activities	26,256	(13,824)

Cash flows from financing activities:
Borrowings under revolving credit facilities, net	14,600	24,622
Short-term borrowings (repayments), net	12,586	(15,851)
Repayments of long-term borrowings	(57,359)	(66,605)
Repayments of long-term debt	(3,748)	—
Debt issuance costs	(3,939)	—
Long-term borrowings — Israel	1,475	13,736
Other long-term borrowings	—	24,419
Purchase of treasury shares	(76)	(181)
Other, net	(1,011)	1,039

Cash flows used for financing activities	(37,472)	(18,821)

Effect of exchange rate on cash	385	—
Net (decrease) increase in cash and cash equivalents	(24,547)	616
Cash and cash equivalents at beginning of period	52,534	22,553

Cash and cash equivalents at end of period	$27,987	$23,169

Supplemental disclosures:
Cash paid for interest	$67,320	$100,505

Cash paid (received) for income taxes, net	$(21,547)	$5,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

        Alpine's operations include the consolidated results of Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior"), a manufacturer of wire and cable products for the communications, original equipment manufacturer ("OEM") and electrical markets. As a result of the vesting in 2002 of certain Superior TeleCom restricted stock arrangements, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9% at September 30, 2002. Notwithstanding the decline in Alpine's direct equity ownership in Superior, Alpine is currently deemed to have controlling financial interest in Superior, based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine) and certain control aspects related to executive management and Board of Director constituencies. Accordingly, consistent with past presentations, Alpine's September 30, 2002 financial statements reflect Superior's accounts on a consolidated basis. As discussed in Note 9, Alpine has entered into a purchase agreement to acquire certain assets and operations of Superior. In connection with the closing of such transaction (if such closing occurs), it is anticipated that certain changes will occur related to Alpine's indirect voting interests and certain control aspects related to executive management will be terminated. Accordingly, if such events transpire, then Alpine will no longer be deemed in control of Superior, and the accounts of Superior will no longer be consolidated with Alpine, but instead will be accounted for under the equity method and reflected as one-line item in Alpine's balance sheet and statement of operations.

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

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company currently engages in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of a derivative that is designated as a fair value hedge

  Derivative financial instruments (Continued)

are recorded in the consolidated statements of operations in the same line item as the underlying exposure being hedged with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in other comprehensive income with any ineffective portion of a financial instrument hedge immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts and the ineffective portion of designated derivative instruments are reported in current earnings.

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

        Superior has indebtedness which is substantial in relation to its overall capital structure and current cash flows from operations. As of September 30, 2002, Superior had total debt of approximately $1.2 billion excluding (i) debt of its 50.2% owned Israeli subsidiary, Superior Cables, Limited ("Superior Israel"), which debt is non-recourse to Superior and its other subsidiaries and (ii) approximately $167 million of Trust Convertible Preferred Securities due in 2014. Further, as a result of net losses incurred during the nine month period ended September 30, 2002 (which losses include a $425 million non-cash write-off of goodwill in connection with implementation of SFAS No. 142—see Note 3; and a $77 million non-cash after tax charge for asset impairment—see Note 9), Superior has a deficit stockholders' equity as of September 30, 2002 of $491 million.

        Superior's leveraged financial position exposes it to certain liquidity risks discussed herein and in Note 7 as well as additional risks of increases in interest rates. Further its current leveraged capital structure may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and makes Superior more vulnerable to economic downturns and limits its ability to withstand competitive pressures.

        Superior's results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. Superior believes the recent declines in consolidated sales relate to generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduced level of operating results and the negative impact on operating cash flow, Superior has taken certain actions to reduce its debt service and other cash commitments in 2002 and 2003. Pursuant to agreements reached with its subordinated debt holders, Superior has suspended cash interest payments on its subordinated debt ($215 million principal balance at September 30, 2002) in 2002 and Superior has deferred for 2002 cash distributions on the Trust Convertible Preferred Securities (which deferral, in general, is contractually permitted for a period of up to 20 consecutive quarters). Additionally, as further discussed in Note 7 based upon a September 2002 amendment to Superior's senior bank credit agreement, all remaining term loan payment requirements for 2002 have been eliminated.

        In 2003, Superior expects to continue to defer payments of distributions on the Trust Convertible Preferred Securities and has initiated discussions with its subordinated debt holders to continue the suspension of cash interest payments through 2003 on the subordinated debt. Additionally, the September 2002 senior bank credit agreement amendment includes an elimination of term loan payments through June 30, 2003 (subject to certain contingent term loan payments which may be required as discussed below) and substantially reduced term loan principal amortization requirements in the second half of 2003. However, if Superior does not obtain an agreement from the subordinated debt holders to suspend cash interest payments on the subordinated debt for 2003 by January 15, 2003, Superior must then make an accelerated term loan payment of $50 million on such date.

        Superior must also meet certain financial covenant requirements so as to be in compliance with its principal credit agreements and have access to liquidity under its revolving credit facility. The September 2002 senior bank credit agreement amendment included a substantial modification to and reduction in operating performance required to comply with financial covenants for 2002 and 2003. Based upon these revised covenants, Superior was in compliance with such covenants at September 30, 2002 and expects to be in compliance for October 2002.

        As discussed in Note 9, Superior has entered into a definitive purchase agreement to sell certain assets (the "Asset Sale") including its Electrical wire operations, its electronics subsidiary (DNE Systems Inc.) and its 50.2% investment in Superior Israel for cash proceeds of $85 million and other consideration. Superior also expects to realize a cash tax benefit (through tax refunds) in 2003 of $25-$35 million as a result of the Asset Sale. Approximately $10 million of the Asset Sale cash proceeds would be available to increase liquidity under Superior's revolving credit facility and the balance (including cash tax refunds) would be applied as a permanent reduction of Superior's senior debt. Completion of the Asset Sale should favorably impact Superior's 2003 cash flow and liquidity as a result of the $10 million in cash proceeds being applied to revolver liquidity as well as the impact of reduced interest expense, capital expenditures and working capital requirements.

        Superior has also completed a replacement financing for its $160 million accounts receivable securitization financing facility which was due to expire on October 31, 2002. The replacement facility, which matures in February 2004, includes terms and conditions generally consistent with the expiring facility. The replacement facility provides Superior with continued access to financing of its commercial receivables on a basis substantially similar to past practice. The accounts receivable securitization facility is reflected as short-term borrowings in the accompanying condensed consolidated financial statements.

        While the September 2002 senior bank credit agreement amendment and the accounts receivable securitization replacement financing favorably impact Superior's 2002 and 2003 cash flow requirements, the ability to continue to meet ongoing debt service and other obligations is contingent upon, among other things, (i) obtaining the consent of the subordinated debt holders to continue to defer interest payments in 2003, thereby eliminating approximately $15 million in 2003 cash interest payments and $50 million in accelerated term loan amortization payments in 2003, (ii) completion of the Asset Sale and (iii) stabilization of, and an improvement in 2003 operating results. Additionally, as a result of Superior's current liquidity position and limited access to other available funding, Superior is exposed in the short term to the risk of fluctuations in cash flow resulting from periodic and unfavorable short term swings in working capital, sales and billings, and disbursements which could result in Superior being unable to meet its debt service and other commitments.

        If Superior is not able to meet its principal term loan amortization or interest payment requirements due to the uncertainties discussed herein or for other reasons, Superior would be in default under its senior credit agreement resulting in probable acceleration of all debt owed under such facility as well as other debt cross-defaulted with the senior credit agreement including amounts outstanding under the subordinated debt and the accounts receivable securitization facility. If such acceleration occurs, Superior may be required to dispose of certain assets at values less than reflected in the accompanying condensed consolidated financial statements.

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

        The transitional rules for implementing SFAS No. 142 provide that an initial assessment as to whether there is an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 requires that any goodwill impairment that results from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002.

        Superior completed its final determination of initial goodwill impairment in August 2002. As anticipated, the impact of recent economic conditions and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus, gave rise to a non-cash goodwill impairment charge at Superior of $425 million including $167 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior.

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

        Additionally, since there is no further minority interest carried on Alpine's consolidated balance sheet after the charge for the cumulative effect of the accounting change for goodwill impairment, Alpine's consolidated income statement does not include a minority interest benefit for other net losses incurred by Superior after January 1, 2002.

        Based on the above, the cumulative effect of the accounting change for adoption and implementation of SFAS No. 142 in Alpine's 2002 consolidated income statement is determined as follows ($ in millions):

Superior's goodwill impairment loss	$424
Additional goodwill impairment recorded by Alpine	3
Less Superior minority interest included in the December 31, 2001 consolidated balance sheet	(39)

$388

        As a result of the aforementioned consolidated loss attributable to Superior's goodwill impairment charge and as a result of additional net losses incurred by Superior in 2002 (including asset impairment charges, see Note 9), Alpine's stockholders' equity has been reduced from $46 million at December 31, 2001 to a stockholders' deficit of $484 million at September 30, 2002. Such consolidated stockholders' deficit at Alpine effectively includes a negative investment in Superior of approximately $490 million at September 30, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding that Alpine is not obligated to fund any operating losses or deficits of Superior, nor is Alpine liable for nor has it guaranteed any debt or other obligations of Superior (other than certain capital leases of Superior). If

Alpine were to liquidate its investment in Superior or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a gain through other comprehensive income.

        The table below reconciles the reported net loss (and related per share data) to an adjusted net income (loss) (and related per share data) assuming SFAS No. 142 had been applied as of January 1, 2001 rather than January 1, 2002.

	Three Months Ended September 30,
	2002	2001
Reported net loss applicable to common stock	$(95,378)	$(2,462)
Goodwill amortization	—	5,290

Adjusted net income (loss) before cumulative effect of accounting change	$(95,378)	$2,828

Basic loss per share of common stock:
Reported net loss	$(6.41)	$(0.17)
Goodwill amortization	—	0.36

Adjusted net income (loss) before cumulative effect of accounting change	$(6.41)	$0.19

Diluted loss per share of common stock:
Reported net loss	$(6.41)	$(0.17)
Goodwill amortization	—	0.36

Adjusted net income (loss) before cumulative effect of accounting change	$(6.41)	$0.19

	Nine Months Ended September 30,
	2002	2001
Reported net loss applicable to common stock	$(529,574)	$(26,453)
Cumulative effect of accounting change for goodwill impairment	388,086	—
Goodwill amortization	—	15,873

Adjusted net loss before cumulative effect of accounting change	$(141,488)	$(10,580)

Basic loss per share of common stock:
Reported net loss	$(35.72)	$(1.81)
Cumulative effect of accounting change	26.17	—
Goodwill amortization	—	1.09

Adjusted net loss before cumulative effect of accounting change	$(9.55)	$(0.72)

Diluted loss per share of common stock:
Reported net loss	$(35.72)	$(1.82)
Cumulative effect of accounting change	26.17	—
Goodwill amortization	—	1.09

Adjusted net loss before cumulative effect of accounting change	$(9.55)	$(0.73)

4. Inventories

        At September 30, 2002 and December 31, 2001, the components of inventories were as follows:

	September 30, 2002	December 31, 2001
	(in thousands)
Raw materials	$30,719	$37,743
Work in process	28,291	35,148
Finished goods	160,101	185,688

	219,111	258,579
LIFO reserve	5,679	4,631

	$224,790	$263,210

        Inventories valued using the LIFO method amounted to $136.7 million and $149.8 million at September 30, 2002 and December 31, 2001, respectively.

5. Comprehensive loss

        The components of comprehensive loss for the three months ended September 30, 2002 and 2001 were as follows:

	Three Months Ended September 30,
	2002	2001
	(in thousands)
Net loss before cumulative effect of accounting change for goodwill impairment	$(95,369)	$(2,453)
Foreign currency translation adjustment	(2,258)	(955)
Change in unrealized gains (losses) on derivatives, net	(2,852)	7,666
Realized losses on securities, net of tax	953	1,054
Change in unrealized losses on securities, net of tax	(953)	(9,385)

Comprehensive loss	$(100,479)	$(4,073)

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Net loss before cumulative effect of accounting change for goodwill impairment	$(141,460)	$(26,425)
Cumulative effect of accounting change for goodwill impairment	(388,086)	—
Foreign currency translation adjustment	(222)	(1,088)
Change in unrealized gains (losses) on derivatives, net	(2,722)	9,069
Realized losses on securities, net of tax	4,277	16,728
Change in unrealized losses on securities, net of tax	(4,277)	(16,598)

Comprehensive loss	$(532,490)	$(18,314)

6. Restructuring and unusual charges

        During the nine months ended September 30, 2002, Superior recorded unusual charges of $32.8 million. These charges included $26.8 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $32.8 million charge included a $18.3 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs (422 personnel) and $5.5 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. Additionally, during the nine months ended September 30, 2002, Alpine recorded unusual charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine corporate administrative staff reductions. At September 30, 2002, $5.1 million, primarily related to employee separation costs, is included in accrued liabilities in the condensed consolidated financial statements.

        During the nine months ended September 30, 2001, the Company incurred unusual charges of $6.4 million including (i) $1.0 million related to operational restructuring activities at Superior and (ii) $5.4 million related principally to the recognition of certain unfunded prior year retirement plan obligations at Alpine upon termination of certain employees.

7. Debt

        Long-term debt of Superior amounted to $1.4 billion at September 30, 2002. Alpine is not liable directly or indirectly, for the long-term debt of Superior (other than for guarantees under certain capitalized lease obligations). The following address separately the (i) Alpine debt (exclusive of debt of Superior) and (ii) Superior debt.

  Alpine debt

        Alpine's debt (exclusive of debt of Superior) amounted to $3.1 million at September 30, 2002 including $2.0 million of 12.25% Senior Secured Notes due in 2003. The Senior Secured Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method. In February 2002, the Company redeemed $8.2 million in face amount of the 12.25% Senior Secured Notes for a cash payment of $5.8 million resulting in an after-tax extraordinary gain of approximately $1.4 million. Further in September 2002, Alpine redeemed $1.8 million in face amount of the 12.25% Senior Secured Notes at par.

        In February 2002, Alpine prepaid loans totaling approximately $22 million upon the early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson Group, plc. The Company recognized a gain of $0.9 million for the nine months ended September 30, 2002 (included in other income) from the early settlement of the Cookson forward sale derivatives.

  Superior long-term debt

        Superior's principal debt arrangements (exclusive of the debt of Superior Israel which is financed under separate credit arrangements and is non-recourse to Superior and its subsidiaries other than Superior Israel) include borrowings under a senior credit facility and an accounts receivable securitization facility, as well as outstanding senior subordinated notes. Superior finances its operating activities, debt service requirements and other capital requirements from operating cash flows, availability under its revolving credit facility and allowable borrowings under its accounts receivable securitization financing arrangement.

        Superior's revolving credit facility is a component of the senior credit facility which is also comprised of a Term Loan A ($307 million outstanding at September 30, 2002) and a Term Loan B ($390 million outstanding at September 30, 2002), all of which are governed by an Amended and Restated Credit Agreement (the "Credit Agreement"). During December 2001 and March 2002, Superior entered into amendments to the Credit Agreement which included, among other things, a reduction in operating performance levels required to meet certain financial covenants, a deferral until 2003 of certain term loan payments otherwise due on June 30, 2002 and the elimination of a required $175 million accelerated term loan payment due on January 3, 2003. In September 2002, Superior entered into a further amendment to its Credit Agreement which included, among other things, (i) an elimination of all regularly scheduled term loan principal amortization through June 30, 2003 and a substantial reduction in regularly scheduled term loan principal amortization during the second half of 2003; (ii) a contingent $50 million term loan amortization payment due on January 15, 2003, but only if Superior has not obtained by such date the consent of Superior's Senior Subordinated Note holders to continue to suspend cash interest payments on such debt through 2003 (discussed further below); (iii) a further reduction through 2003 in operating performance levels required to meet certain financial covenant requirements; (iv) an acceleration to the maturity date of Term Loan B to May 2004 and (iv) the consent for Superior to complete the Asset Sale (discussed further below).

        Superior's revolving credit facility provides for borrowings up to $214 million and matures in May 2004. At September 30, 2002, $181 million was outstanding under the revolving credit facility.

        Superior's expiring accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At September 30, 2002, $137 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. On November 6, 2002, Superior refinanced its expiring accounts receivables securitization program, on terms and conditions generally consistent with the expiring facility. The replacement accounts receivable securitization financing facility matures in February 2004. The accounts receivable securitization facility is reflected as short-term borrowings in the accompanying condensed consolidated financial statements.

        In addition to the senior credit facility and the accounts receivable securitization facility, Superior's other principal debt obligation includes $215 million outstanding under Senior Subordinated Notes which are due in 2007 and have no principal amortization requirements. In December 2001, Superior entered into a major amendment to the agreement governing the Senior Subordinated Notes which granted Superior the option in certain circumstances to make three of the four quarterly interest

  Superior long-term debt (Continued)

payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Additionally, pursuant to this amendment Superior's principal stockholder, Alpine, provided a funded cash commitment on behalf of Superior that made available to Superior sufficient cash to make one quarterly cash interest payment in 2002. A PIK note was issued (in lieu of cash) for the May 2002 and the August 2002 interest payments, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 11% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the November quarterly interest payment, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 12%. In consideration for its funding of the February 2002 interest payment under the Senior Subordinated Notes, Alpine was issued a PIK note from Superior Telecommunications Inc. in the principal sum of $3.7 million (the "Alpine PIK Note"). The Alpine PIK Note matures in May 2009 and, generally, accrues interest at a rate equal to that paid under the Senior Subordinated Notes, with interest payments being made solely through the issuance of additional PIK notes in favor of Alpine at any time that cash interest is not being paid currently to the holders of the Senior Subordinated Notes.

        Superior is currently in discussions with the holders of the Senior Subordinated Notes to continue to allow Superior to make interest payments through 2003 in the form of PIK Notes rather than cash. There can be no assurance as to the outcome of these discussions, and if such consent is not obtained by January 15, 2003, Superior is required pursuant to the Credit Agreement to make a special one-time $50 million term loan payment on such date.

        In order to maintain adequate liquidity to operate its business on a normal basis, Superior must generate sufficient cash flow to meet interest payments under its Credit Agreement (and, to the extent the aforementioned consents are not obtained from the holders of the Senior Subordinated Notes, interest on the Senior Subordinated Notes) as well as principal payments on its Term Loans A and B so as not to be in default under the Credit Agreement. As previously discussed, as a result of the September 2002 Credit Agreement amendment, Superior's regularly scheduled term loan principal repayment requirements have been substantially reduced for 2002 and 2003. Superior does not have any regularly scheduled term loan principal repayment requirements for the balance of 2002 or for the first six months of 2003. Scheduled principal repayments for the second half of 2003 total $35 million. As noted above, however, Superior does have a contingent $50 million term loan repayment due January 15, 2003, but only if it does not obtain by such date the aforementioned consent of the holders of the Senior Subordinated Notes to continue to accept PIK Notes in lieu of cash for interest payments otherwise due under the Senior Subordinated Notes in 2003.

        Additionally, in order not to be in default under the Credit Agreement, Superior must maintain compliance with certain financial covenants including a minimum EBITDA test as defined therein, and beginning in July 2003 an interest coverage ratio as defined therein. As a result of the September 2002 Credit Agreement amendment, such financial covenants for the remainder of 2002 and 2003 are at reduced levels from the comparable financial covenant requirements in 2001 and the first half of 2002. Failure to maintain compliance with these revised financial covenants would require Superior to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default under the Credit Agreement.

  Superior long-term debt (Continued)

        As discussed in Note 2 and Note 9, Superior has also entered into a definitive purchase agreement in respect of the Asset Sale which, if consummated, would generate approximately $110-$120 million in cash purchase price proceeds and cash tax benefits related to the sale. The September 2002 Credit Agreement amendment provides that approximately $10 million of such proceeds may be retained by Superior for liquidity and general corporate purposes with the balance applied to a permanent reduction in borrowings under the accounts receivable securitization financing facility and borrowings under the Credit Agreement.

        In conjunction with Superior's September 2002 Credit Agreement amendment and its contemplated Asset Sale to Alpine, Superior entered into an agreement with Steven S. Elbaum, Chairman and Chief Executive Officer of Superior, pursuant to which Mr. Elbaum will resign as CEO of Superior upon the earlier of December 31, 2002 and the appointment of a successor. Mr. Elbaum will continue to serve as the Chairman of the Board of Directors of Superior. The agreement provides that Mr. Elbaum will receive from Superior, in lieu of amounts otherwise due to Mr. Elbaum upon the termination of his employment agreement with Superior and in consideration of a covenant not to compete, (a) a payment of $750,000 and (b) an additional $750,000 only if the definitive purchase agreement with Alpine is terminated and Superior enters into a definitive agreement for the Asset Sale with another party, which payments in the aggregate represent an amount that in general is less than the amount that Mr. Elbaum would be entitled to receive in the event he were to be terminated under his employment agreement. Alpine has agreed to pay Mr. Elbaum the additional payment of $750,000 under certain circumstances in which Superior is not required to pay him that amount.

        As discussed in Note 2, Superior's operating results and cash flow have declined substantially over the past twelve months, resulting in Superior being required to obtain multiple amendments to its Credit Agreement for, among other things, the rescheduling of term loan principal repayments and the revision of financial covenants. Despite the reduction in debt service cash requirements for 2002 and 2003 and reduced financial covenant performance requirements, Superior's ability to meet its debt service obligations and continue to maintain compliance with financial covenants for the next twelve months is contingent upon Superior not experiencing further declines in its operating income or EBITDA for the remainder of 2002 and generating a moderate improvement in operating income and EBITDA, particularly in the second half of 2003. Further, if Superior is not successful in obtaining consents from the holders of its Senior Subordinated Notes related to the suspension of cash interest payments in 2003, it would not be able to meet, in any event, the contingent $50 million term loan payment required under the September 2002 Credit Agreement amendment.

        Based upon the uncertainty surrounding future operating results, cash flow (including risks associated with Superior's current liquidity position and the resulting exposure to short term fluctuations in working capital, sales and disbursements), and Superior's ability to meet all of its debt service obligations (including the contingent $50 million term loan payment, if such payment is required) and the resulting consequences of such, which would include an acceleration of all amounts owed by Superior under the Credit Agreement and the Senior Subordinated Notes, the Company has reflected all debt under Superior's Credit Agreement and Senior Subordinated Notes as current liabilities on the accompanying September 30, 2002 condensed consolidated balance sheet. If such acceleration occurs, Superior may be required to dispose of certain assets at values less than reflected in the accompanying condensed consolidated financial statements.

8. Loss per share

        The computation of basic and diluted loss per share for the three months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(95,369)			$(2,453)
Less: preferred stock dividends	(9)			(9)

Basic loss per common share	(95,378)	14,882	$(6.41)	(2,462)	14,684	$(0.17)

Dilution in subsidiary and affiliate earnings from common stock equivalents	—	—		(40)	—

Diluted loss per common share	$(95,378)	14,882	$(6.41)	$(2,502)	14,684	$(0.17)

	Nine Months Ended September 30,
	2002			2001
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net loss	$(529,546)			$(26,425)
Less: preferred stock dividends	(28)			(28)

Basic loss per common share	(529,574)	14,827	$(35.72)	(26,453)	14,603	$(1.81)

Dilution in subsidiary and affiliate earnings from common stock equivalents	—	—		(99)	—

Diluted loss per common share	$(529,574)	14,827	$(35.72)	$(26,552)	14,603	$(1.82)

        The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive.

9. Asset acquisitions and asset impairment

        On October 31, 2002, Alpine entered into a definitive purchase agreement with Superior for the purchase from Superior of (i) substantially all of the assets comprising Superior's Electrical wire business (including the assumption of accounts payable, accruals and other liabilities associated with the Electrical wire business), (ii) 100% of the common stock of Superior's electronics subsidiary, DNE Systems Inc., ("DNE") and (iii) Superior's interest in Superior Israel. The total purchase price is comprised of $85 million in cash proceeds, the assumption of certain liabilities by Alpine and a stock purchase warrant issued to Superior representing the option to acquire an approximate 20% equity interest in the Alpine subsidiary which will own the operations of the Electrical wire assets and business.

        Closing of the asset acquisition is conditional upon certain third party consents and approvals, mutual agreements on certain transitional and supply issues related to the divested operations and business and consummation of financing for the transaction. Either party to the agreement may terminate the agreement if the transaction does not close by December 15, 2002.

        The assets and operating results of the businesses to be acquired by Alpine from Superior are reflected as a component of Superior's continuing operations in the condensed consolidated financial statements. At September 30, 2002, the net assets related to the operations to be divested by Superior were approximately $123 million. Related revenues were $152 million and $472 million for the three and nine month periods ended September 30, 2002, respectively, and $158 million and $494 million for the three and nine months ended September 30, 2001, respectively.

        As discussed in Note 1, upon consummation of the asset acquisitions from Superior it is anticipated that Alpine will no longer consolidate Superior's balance sheet and income statement accounts with Alpine, but will instead account for Superior prospectively (from the date of sale) under the equity method of accounting. Further, Alpine will record the asset acquisition under the purchase method of accounting, with fair value assigned to the acquired assets (subject to total purchase consideration paid) in accordance with SFAS No. 141.

        As a result of the proposed Asset Sale, Superior evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the proposed sale to Alpine of the Electrical wire business, DNE and Superior's investment in Superior Israel. As a result of such review, Superior has determined that identified long-lived assets of the Electrical wire business and Superior Israel have been impaired and accordingly, Superior has reflected a pre-tax charge, principally related to the Electrical wire business, of $114.5 million ($77.3 million on an after-tax basis). Superior's impairment charge has been fully recognized (without allocating any of the loss proportionately to minority interest) in Alpine's consolidated income statement and balance sheet for the quarter ended and as of September 30, 2002.

10. Business segments

        The Company's reportable segments are strategic businesses that offer different products and services to different customers. These include Superior's communications, original equipment manufacturer ("OEM") and electrical segments. The communications segment includes (i) copper and fiber optic outside plant wire and cable for voice and data transmission in telecommunications networks, (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local area networks, Internet connectivity and other applications and (iii) all of the operations of Superior's 50.2% owned Superior Israel subsidiary and its wholly-owned electronics subsidiary, DNE Systems Inc. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable. As discussed in Note 9, Alpine has entered into a definitive purchase agreement to acquire from Superior the assets and business of the Electrical segment as well as the common stock of DNE Systems Inc. and Superior's interest in Superior Israel included in the Communications segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Net sales:
Communications	$129,968	$172,051	$393,593	$594,027
OEM	122,170	129,009	382,258	419,393
Electrical	116,048	119,246	360,910	372,049

	$368,186	$420,306	$1,136,761	$1,385,469

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Operating income (loss):
Communications	$7,048	$25,718	$22,492	$91,419
OEM	9,296	12,656	31,703	41,459
Electrical	(997)	979	(6,976)	(4,917)
Corporate and other	(8,082)	(5,933)	(20,671)	(19,414)
Amortization of goodwill	—	(5,290)	—	(15,873)
Unusual charges	(1,077)	—	(34,156)	(6,416)
Impairment charges	(114,497)	—	(114,497)	—

	$(108,309)	$28,130	$(122,105)	$86,258

	September 30, 2002	December 31, 2001
	(in thousands)
Total assets:
Communications	$423,392	$482,886
OEM	279,904	294,674
Electrical	141,995	256,370
Corporate and other (including goodwill)	439,193	918,221

	$1,284,484	$1,952,151

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

        Superior TeleCom Inc. manufactures a broad portfolio of wire and cable products grouped into the following primary industry segments: (i) communications; (ii) original equipment manufacturer ("OEM") and (iii) electrical. The Communications Group includes communications wire and cable products sold primarily to telephone companies and, to a lesser degree, other local exchange and interexchange carriers, distributors and systems integrators, principally in North America. In addition, included within the Communications Group is Superior's 50.2% owned Israeli subsidiary, Superior Cables Limited ("Superior Israel"), which manufactures a range of wire and cable products in Israel, including communications cable, power cable and other industrial and electronic wire and cable products; and Superior's wholly-owned electronics subsidiary, DNE Systems, Inc. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities. As discussed in Note 9 to the condensed consolidated financial statements, Alpine has entered into a definitive purchase agreement to acquire from Superior the assets and business of the Electrical segment as well as the common stock of DNE Systems Inc. and Superior's interest in Superior Israel.

        Industry segment financial data (including sales and operating income by industry segment) for the three and nine month periods ended September 30, 2002 and 2001 is included in Note 10 to the accompanying condensed consolidated financial statements.

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

Results of Operations—Three and Nine Month Periods Ended September 30, 2002 as Compared to the Three and Nine Month periods Ended September 30, 2001

        Consolidated sales for the quarter ended September 30, 2002 were $368.2 million, a decrease of 12% as compared to sales of $420.3 million for the quarter ended September 30, 2001. Adjusted for a constant cost of copper, the sales decline in the September 2002 quarter as compared to the September 2001 quarter also approximated 12%.

        Superior's Communications Group sales for the September 30, 2002 quarter were $130.0 million, a decrease of 24% on a copper-adjusted basis from the September 30, 2001 quarter. The sales decline in the current quarter as compared to the prior year period was due primarily to a 34% reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continued in 2002.

        Superior's OEM Group sales were $122.2 million for the quarter ended September 30, 2002, a copper-adjusted decline of 5% as compared to the September 30, 2001 quarter. The sales decline in the September 30, 2002 quarter as compared to the September 30, 2001 quarter was due to reduced demand for magnet wire from Superior's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector.

        Superior's Electrical Group sales were $116.0 million for the September 30, 2002 quarter representing a decrease of 4% on a copper-adjusted basis as compared to the quarter ended September 30, 2001. The comparative sales decline was due principally to continuing weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market.

        Consolidated sales for the nine month period ended September 30, 2002 were $1.137 billion, a decrease on a copper-adjusted basis of 16% as compared to sales of $1.385 billion for the nine month period ended September 30, 2001. The comparative reduction in sales for the 2002 nine month period was due primarily to comparative declines of 32% in Superior's Communications Group sales which was due principally to the aforementioned reduction in spending by Superior's telephone company customers along with a smaller comparative decline in Superior's OEM Group sales (7% copper-adjusted sales decline) due to general weakness in the industrial sector.

        Gross profit for the September 30, 2002 quarter was $45.8 million, a decline of $24.3 million as compared to gross profit of $70.2 million for the quarter ended September 30, 2001. The gross profit margin in the September 30, 2002 quarter was 12.4% which was consistent with the gross margin percentage for the first six months of 2002, however it represented a decline on a copper-adjusted basis of 4% as compared to the prior year September quarter. The decline in gross profit margin as compared to the prior year September quarter was primarily the result of (i) continued depressed pricing conditions in the building wire market (Superior's Electrical Group), partially offset by productivity gains and manufacturing cost reductions and (ii) the impact of competitive pricing conditions and unfavorable manufacturing cost absorption (due to lower production rates) in Superior's Communications and OEM Groups.

        For the nine month period ended September 30, 2002, gross profit was $140.4 million, a decline of 38% as compared to the prior year nine month period. The comparative decline in gross profit was principally the result of lower sales and lower gross profit margins associated with the aforementioned spending reductions by the telephone companies, pricing pressures and the impact of the weak industrial sector economic conditions.

        Selling, general and administrative expense ("SG&A expense") for the three month period ended September 30, 2002 was $38.6 million, an increase of 5%, as compared to SG&A expense of $36.8 million for the three months ended September 30, 2001. The comparative increase for the three month period ended September 30, 2002 was due primarily to higher group and other insurance related costs. For the nine months ended September 30, 2002, SG&A expense decreased 3% to $113.9 million as compared to the prior year nine month period ended September 30, 2001. The decline for the nine month period is due to cost reductions in all of the Company's business units in response to reduced sales and commercial activity, partially offset by higher insurance costs.

        Superior incurred unusual charges of $1.1 million and $32.8 million for the three and nine month period ended September 30, 2002, respectively, which includes non-cash charges for the write-down of property, plant and equipment of $18.3 million for the nine months ended September 30, 2002. These charges reflect (i) the closure of Superior's Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility; (iii) the discontinuance of Superior's Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. For the nine month period ended September 30, 2001, Superior incurred unusual charges of $1.0 million related to restructuring activities of Superior Israel. Additionally, during the nine months ended September 30, 2002, Alpine recorded unusual charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine corporate administrative staff reductions.

        As discussed in Note 9 to the condensed consolidated financial statements, Superior incurred a non-cash asset impairment charge of $114.5 million ($77.3 million after tax) for the September 30, 2002 quarter associated with the pending sale to Alpine of Superior's Electrical wire business and assets and its 50.2% investment in Superior Israel. The charge related principally to Superior's Electrical wire business.

        The Company incurred an operating loss of $108.3 million for the September 30, 2002 three month period. Before unusual and long-lived asset impairment charges, the Company generated operating income of $7.3 million for the September 30, 2002 quarter, a decline of $20.9 million as compared to the September 30, 2001 quarter. For the nine month period ended September 30, 2002, the Company generated operating income before unusual and long-lived asset impairment charges of $26.5 million, a decline of $66.1 million as compared to the September 30, 2001 nine month period. The comparative decline in operating income for the current year three and nine month periods was principally attributable to lower sales in Superior's Communications Group and reduced gross margins, primarily in Superior's Communications and Electrical business segments.

        Interest expense for the three and nine month periods ended September 30, 2002 was $30.1 million and $83.3 million, respectively, representing an increase of $1.2 million and a decrease of $11.1 million, respectively, over the prior year three and nine month periods. The increase in interest expense for the three month period ended September 30, 2002 was due to increased interest spreads over LIBOR on Superior's Senior Subordinated Notes, which interest is being paid in the form of PIK Notes rather than cash (see Note 7 to the accompanying condensed consolidated financial statements). The decrease in interest expense for the nine month period ended September 30, 2002 was primarily the result of lower comparative LIBOR market interest rates and lower debt levels at Alpine corporate (see "Liquidity and Capital Resources"), partially offset by the aforementioned increase in interest rate spreads on Superior's Senior Subordinated Notes.

        The Company incurred a loss on investment securities of $4.1 million for the nine month period ended September 30, 2002 and $27.9 million for the nine month period ended September 30, 2001, which charges principally represent recognition of unrealized losses on investment securities to reflect declines in fair value of such investments judged to be other than temporary.

        Loss before unusual and long-lived asset impairment charges for the quarter ended September 30, 2002 was $17.3 million or $1.17 per diluted share as compared to income before unusual charges and goodwill amortization charges of $0.5 million or $0.03 per diluted share for the quarter ended September 30, 2001. Net loss for the September 30, 2002 quarter was $95.4 million or $6.41 per diluted share as compared to a net loss of $2.5 million or $0.17 per diluted share for the quarter ended September 30, 2001. Such net loss for the September 30, 2002 quarter includes a $94.9 million impact from net losses incurred by Superior.

        For the nine month period ended September 30, 2002, loss before unusual and long-lived asset impairment charges, extraordinary gain and the cumulative effect of accounting change for goodwill impairment was $43.8 million or $2.96 per diluted share as compared to loss before unusual charges and goodwill amortization charges of $13.6 million or $0.93 per diluted share for the nine month period ended September 30, 2001. As further discussed in Note 3 and Note 9 to the September 30, 2002 condensed consolidated financial statements, during the nine months ended September 30, 2002 Superior incurred a $424.5 million non-cash charge related to the impairment of goodwill which was recorded in connection with the adoption of SFAS No. 142 and a $77.3 million (after tax) charge for impairment of long-lived assets. Including the impact of the aforementioned impairment charges, Alpine reported a net loss for the nine month period ended September 30, 2002 of $529.6 million or $35.72 per diluted share. For the September 30, 2001 nine month period the Company incurred a net loss of $26.4 million or $1.82 per diluted share. Such net loss for the September 30, 2002 nine-month period includes $529.4 million impact from net losses incurred by Superior.

Liquidity and Capital Resources

General

        For the nine months ended September 30, 2002, the Company (on a consolidated basis) used $13.7 million in cash flows for operating activities. Cash flows used for operating activities consisted of $16.5 million provided by operating cash flow (net loss plus non-cash items) and $30.2 million in cash flow used for net working capital changes. Cash provided by investing activities amounted to $26.3 million and consisted principally of $23.5 million in cash proceeds from the sale of a portion of Alpine's Cookson ordinary shares. Cash used for financing activities which principally related to net reductions in debt, amounted to $37.5 million.

        As previously mentioned, the consolidated financial statements of Alpine include the operating results and balance sheet of Superior. Superior has a leveraged capital structure with approximately $1.4 billion in debt. As further discussed herein under "Superior TeleCom", Superior has reflected substantially all of its debt as a current liability at September 30, 2002. Alpine, however, has not guaranteed nor is it liable with respect to any of Superior's debt (except for guarantees related to certain capital lease arrangements). Accordingly, the following discussion of the Company's liquidity and capital resources addresses separately: (i) Alpine corporate (excluding Superior) and (ii) Superior as a stand-alone entity.

        Additionally, as discussed in Note 3 and Note 9, during the nine month period ended September 30, 2002, Superior incurred a non-cash charge for goodwill impairment of $424.5 million and a $114.5 million charge ($77.3 million after tax) for long lived asset impairment for assets to be sold. After the impact of minority interest, Alpine's consolidated results of operations included an after tax charge of $329.6 million in the aggregate for the after tax impact of goodwill impairment and long-lived asset impairment at Superior, resulting in a consolidated stockholders' deficit of $483.8 million at September 30, 2002. This application of generally accepted accounting principles also resulted in Alpine recording its investment in Superior at a negative value of approximately $490 million at September 30, 2002. As previously mentioned, Alpine is not obligated to provide funding for any of Superior's operating deficits nor is it obligated or liable for any of Superior's debts (other than guarantees under certain capital lease arrangements). Accordingly, if Alpine were to liquidate its investment in Superior or otherwise substantially reduce its ownership in Superior, then Alpine would eliminate its negative investment in Superior and recognize a gain. Further, as discussed in Note 1 and Note 9, upon consummation of the proposed acquisition by Alpine of certain of Superior's assets and businesses, it is anticipated that Alpine will no longer consolidate the accounts of Superior but instead account for its investment in Superior as one-line items under the equity method of accounting. Included below as supplemental information is a condensed consolidated balance sheet of Alpine at September 30, 2002, with Superior accounted for as a one line investment account rather than on a consolidated basis.

(in $ millions)
Cash and cash equivalents	$14.0
Investment in Superior	(490.3)
Other assets	10.8

$(465.5)

Accounts payable and accrued expenses	$1.9
Total debt	3.1
Other liabilities	13.3
Stockholders' equity	(483.8)

$(465.5)

Alpine Corporate

        As of September 30, 2002, Alpine had corporate cash, cash equivalents and marketable securities (excluding its investments in Superior and Cookson) of approximately $14 million. Alpine also owns at September 30, 2002 approximately 10.5 million common shares of Superior (OTC: SRTO) with a fair market value on November 8, 2002 of approximately $1.6 million and 3.8 million ordinary shares of Cookson (FTSE: CKSN.L) with a fair market value as of November 8, 2002 of approximately $1.4 million.

        During the nine month period ended September 30, 2002, Alpine substantially reduced its corporate debt. During 2002, Alpine redeemed in the aggregate $10.1 million in face amount of 12.25% Senior Secured Notes for a cash payment of $7.6 million. Further, in February 2002, Alpine prepaid loans totaling $22 million upon early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson.

        As a result of the above described transactions, Alpine's total corporate debt at September 30, 2002 approximated $3 million, including $2 million in 12.25% Senior Secured Notes due in July 2003.

        As discussed in Note 9 to the condensed consolidated financial statements, Alpine has entered into a purchase agreement with Superior for the acquisition of certain businesses and assets from Superior for a cash purchase price of $85 million. It is anticipated that Alpine will invest approximately $10 million in cash equity to fund such purchase, with the balance of the acquisition proceeds being financed through an asset based loan. Alpine has received a financing commitment from a major financial institution for such loan.

        Alpine has no other major commitments over the next twelve months other than periodic interest cost on Alpine's remaining debt, Alpine corporate overhead expense and cash equity requirements pursuant to the aforementioned asset purchase agreement.

Superior TeleCom

        For the nine months ended September 30, 2002, Superior used $2.5 million in cash flows in operating activities consisting of $18.0 million in cash flows generated from operations (net loss plus non-cash charges) and $20.5 million in cash flows used for net working capital changes. Cash used for net working capital included an anticipated seasonal increase in receivables of $12.2 million (which was partially funded by $12.6 million in borrowings under the accounts receivable securitization facility) and a $28.0 million reduction in accounts payable and accrued expenses, partially offset by inventory reductions of $36.8 million. Cash used for investing activities amounted to $1.1 million and included capital expenditures of $7.5 million offset by payments received on pre-arranged long-term loans made to one of Superior Israel's principal customers. Cash used by financing activities amounted to $2.1 million, consisting of borrowings under Superior's revolving credit facility ($14.6 million) and its accounts receivable securitization facility ($12.6 million) and payment-in-kind issuances offset principally by term loan amortization payments.

        Superior finances its operating activities (exclusive of the operating activities of Superior Israel which are financed under separate financing arrangements which are non-recourse to Superior and its subsidiaries other than Superior Israel) and other capital requirements principally from (i) operating cash flow; (ii) funding availability under its revolving credit facility and (iii) allowable borrowings under its accounts receivable securitization financing arrangement. As a result of reductions in operating performance and operating cash flow over the past twelve months, funding available under the revolving credit facility and the accounts receivable securitization has been instrumental in financing of Superior's operating activities and other commitments.

        The revolving credit facility provides for borrowings up to $214 million and matures in May 2004. At September 30, 2002, $181 million was outstanding under the revolving credit facility, which together with Term Loan A and Term Loan B comprise Superior's senior credit facilities which are governed by an Amended and Restated Credit Agreement. The total balance outstanding on Term Loans A and B at September 30, 2002 was $697 million. Obligations under the Credit Agreement are secured by substantially all of the assets of Superior and its subsidiaries (other than receivables sold pursuant to the accounts receivable securitization facility). The Credit Agreement contains certain restrictive covenants, including, among others, requirements to maintain certain financial ratios (discussed further herein), limitations on the amount of dividends Superior is allowed to pay on its capital stock and restrictions on additional indebtedness. Violation of these covenants is an event of default under the Credit Agreement and would result in acceleration of all debt thereunder.

        During December 2001 and March 2002, Superior entered into amendments to the Credit Agreement which included, among other things, a reduction in operating performance levels required to meet certain financial covenants, a deferral until 2003 of certain term loan payments otherwise due on June 30, 2002, and the elimination of a required $175 million accelerated term loan payment due on January 3, 2003. In September 2002, Superior entered into a further amendment to its Credit Agreement which included, among other things, (i) an elimination of all regularly scheduled term loan principal amortization through June 30, 2003 and a substantial reduction in regularly scheduled term loan principal amortization during the second half of 2003; (ii) a contingent $50 million term loan amortization payment due on January 15, 2003, but only if Superior has not obtained by such date the consent of Superior's Senior Subordinated Note holders to continue to suspend cash interest payments on such debt through 2003 (discussed further below); (iii) a further reduction through 2003 in operating performance levels required to meet certain financial covenant requirements; (iv) an acceleration to the maturity date of Term Loan B to May 2004; and (iv) the consent for the Company to complete certain asset sales (discussed further below).

        Superior's expiring accounts receivable securitization program provides for funding up to $160 million (based on the level of qualified accounts receivable) in short-term financing through the issuance of commercial paper. At September 30, 2002, $137 million was outstanding under this program which, based on the then current level of qualified accounts receivable, was fully drawn. On November 6, 2002 Superior refinanced its expiring accounts receivables securitization program, on terms and conditions generally consistent with the expiring facility. The replacement accounts receivable securitization financing facility matures in February 2004.

        In addition to borrowings outstanding under the Credit Agreement and the accounts receivable securitization financing facility, Superior also has outstanding $215 million in Senior Subordinated Notes due in May 2007. In December 2001, Superior entered into an amendment to the agreement governing the Senior Subordinated Notes. Such amendment granted Superior the option in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Additionally, pursuant to this amendment the Company's principal stockholder, The Alpine Group, Inc. ("Alpine"), provided a funded cash commitment on behalf of Superior that made available sufficient cash to make one quarterly cash interest payment in 2002. A PIK note was issued (in lieu of cash) for the May 2002 and the August 2002 interest payments, causing the interest rate on the Senior Subordinated Notes to increase to LIBOR plus 11% from LIBOR plus 5%. It is anticipated that PIK notes also will be issued (in lieu of cash) for the November quarterly interest payments, resulting in the interest rate on the Senior Subordinated Notes increasing to LIBOR plus 12%. In consideration for its funding of the February 2002 interest payment under the Senior Subordinated Notes, Alpine was issued a PIK note from Superior Telecommunications Inc. in the principal sum of $3.7 million. Superior has initiated discussions with the holders of the Senior Subordinated Notes to continue to allow the Company to make interest payments through 2003 in the form of PIK Notes rather than cash interest payments. There can be no assurance as to the outcome of these discussions, and if such consent is not obtained by January 15, 2003, Superior is required pursuant to the September 2002 Credit Agreement amendment to make a special one-time $50 million term loan payment on such date.

        At September 30, 2002, Superior had unused and excess borrowing availability under its revolving credit facility of $24 million. Additionally, as discussed in Note 2 and Note 9, Superior has also entered into a definitive purchase agreement for the sale of certain assets which, if consummated, would generate approximately $110-$120 million in cash purchase price proceeds and cash tax benefits related to the sale. The September 2002 Credit Agreement amendment provides that approximately $10 million of such proceeds may be used to increase excess borrowing availability under the revolving credit facility with the balance applied to a permanent reduction in borrowings under the accounts receivable securitization financing facility and borrowings under the Credit Agreement.

        Superior's operating income and results of operations have declined over the past two years with the most pronounced reductions occurring over the most recent twelve month period. Superior believes the recent declines in consolidated sales relate to generally depressed economic conditions and specific industry conditions in the telecommunications sector. In response to the reduction in operating income and resulting reduced levels of operating cash flow, Superior has taken actions to reduce cash outlay requirements for servicing interest costs, dividends on its Trust Convertible Preferred Securities and capital expenditures. Also, as a result of the recent amendments to the Credit Agreement, Superior's regularly scheduled term loan principal amortization requirements have been eliminated for the remainder of 2002 and substantially reduced for 2003.

        Superior is currently benefiting from the substantial reduction in market interest rates that has occurred over the past eighteen months which, along with Superior's option, as discussed previously, to pay interest on the Senior Subordinated Notes in the form of PIK notes rather than cash during 2002, is resulting, and is expected to continue to result, in a reduction in cash outlays for interest expense in 2002. Cash interest expense, based on current market interest rates, is expected to approximate only $65-$70 million in 2002, a reduction of approximately $35 million as compared to cash interest costs incurred in 2001. For the first nine months of 2002, Superior incurred cash interest costs of $54 million as compared to $86 million in the first nine months of 2001. Capital expenditures are expected to approximate $15 million in 2002. For the first nine months of 2002, capital expenditures were only $8 million as compared to $22 million for the first nine months of 2001. Superior also intends to continue to defer during 2002 distributions on its outstanding Trust Convertible Preferred Securities which would result in additional annualized cash flow savings of $7 million as compared to cash distributions paid in 2001. In addition to outlays for cash interest and capital expenditures, Superior has eliminated substantially all of its 2002 principal amortization requirements on its Term Loans A and B, (as compared to $80 million in 2001). In total, Superior's 2002 cash outlays for interest, distributions on its Trust Convertible Preferred Securities, capital expenditures and term loan principal amortization are estimated to be approximately $115 million lower than comparable outflows in 2001.

        In 2003, Superior expects to continue to defer payments of distributions on the Trust Convertible Preferred Securities and Superior has initiated discussions with its Senior Subordinated Note holders to continue the suspension of cash interest payments through 2003 on the Senior Subordinated Notes which cash interest payments, if made, would amount to approximately $15 million in 2003. Superior estimates that cash interest related to its senior secured financing arrangement and its accounts receivable securitization financing arrangement will approximate $65-$70 million in 2003, consistent with 2002. Additionally, the aforementioned September 2002 Credit Agreement amendment includes an elimination of regularly scheduled term loan payments through June 30, 2003 (subject to certain contingent term loan payments discussed below) and $35 million in regularly scheduled term loan principal loan payments in the second half of 2003. However, as previously discussed, if Superior does not obtain an agreement from the Senior Subordinated Note holders to suspend cash interest payments on the Senior Subordinated Notes for 2003 by January 15, 2003, then Superior must make an accelerated term loan payment of $50 million on such date which, in this instance, would result in total term loan payment requirements in 2003 of $85 million, a substantial increase over 2002 term loan payment requirements.

        In addition to meeting the aforementioned 2003 principal and interest payment obligations, Superior must also maintain compliance under the Credit Agreement with certain financial covenants including a minimum EBITDA test as defined therein, and beginning in July 2003 an interest coverage ratio, as defined therein. As a result of the September 2002 Credit Agreement amendment, such financial covenants for the remainder of 2002 and 2003 are at reduced levels from financial covenant requirements in 2001 and the first half of 2002.

        Failure to meet the aforementioned scheduled principal and interest payment obligations under its debt agreements or failure to maintain compliance with revised financial covenants would require Superior to obtain modification and/or waivers to the Credit Agreement or otherwise would result in a default and possibly acceleration of debt under the Credit Agreement, the accounts receivable securitization financing arrangements and the Senior Subordinated Notes.

        The decline in Superior's operating results and cash flow over the past twelve months has resulted in Superior being required to obtain multiple amendments to its Credit Agreement for, among other things, the rescheduling of term loan principal repayments and the revision of financial covenants. Despite the reduction in debt service cash requirements for 2002 and 2003 and reduced financial covenant performance requirements, Superior's ability to meet its debt service obligations and continue to maintain compliance with financial covenants for the next twelve months is contingent upon Superior not experiencing further declines in its operating income or EBITDA for the remainder of 2002, and generating a moderate improvement in operating income and EBITDA, particularly in the second half of 2003. Additionally, as a result of Superior's current liquidity position and limited access to other available funding, Superior is exposed in the short term to the risk of fluctuations in cash flow resulting from periodic and unfavorable short term swings in working capital, sales and billings, and disbursements which could result in Superior being unable to meet its debt service and other commitments. Further, if Superior is not successful in obtaining consents from the holders of its Senior Subordinated Notes related to the suspension of cash interest payments in 2003, Superior would be unable to meet, in any event, such cash interest payments under the Senior Subordinated Notes or the contingent $50 million term loan payment required under the September 2002 Credit Agreement amendment.

        Based upon the uncertainty surrounding future operating results, and cash flow and Superior's ability to meet all of its financial covenants and debt service obligations (including the contingent $50 million term loan payment, if such payment is required) and the resulting consequences of such, which could include an acceleration of all amounts owed under the Credit Agreement and the Senior Subordinated Notes, Superior has reflected all debt under the Credit Agreement and Senior Subordinated Notes as current liabilities on the accompanying September 30, 2002 condensed consolidated balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. At September 30, 2002, Superior had an interest rate cap on $362 million principal amount with a 90-day LIBOR cap at 4.4% expiring December 27, 2002. A one percent increase in interest rates affecting Superior's $1.15 billion credit agreement and its $200 million senior subordinated notes would increase annual interest expense by approximately 9% or $10.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*
Amendment Number Eight dated as of July 29, 2002, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lendors, Bankers Trust Company, as administrative agent, Merrill Lynch & Co., as documentation agent and Fleet National Bank, as syndication agent.

10.2*
Amendment Number Nine dated as of September 13, 2002, to the Amended and Restated Credit Agreement dated as of November 27, 1998, among Superior Telecommunications Inc., Essex Group Inc., the guarantors named therein, various lendors, Deutsche Bank Trust Company Americas, as administrative agent, Merrill Lynch & Co., as documentation agent and Fleet National Bank, as syndication agent.

10.3*
Purchase Agreement, dated October 31, 2002, by and among Superior TeleCom Inc., Superior Telecommunications Inc., Essex International Inc., Essex Group, Inc., The Alpine Group, Inc. and Alpine Holdco Inc.

10.4*
Settlement Agreement dated as of September 13, 2002, by and among Steven S. Elbaum, Superior TeleCom Inc. and Superior Telecommunications Inc.

10.5*
Receivables Sale Agreement, dated November 6, 2002, by and among each of the entities party hereto from time to time as originators, Superior Telecommunications Inc. and Superior Essex Funding LLC.

10.6*
Receivables Funding Agreement, dated November 6, 2002, by and among Superior Essex Funding LLC, as borrower, Superior Telecommunications Inc., as servicer, the financial institutions signatory hereto from time to time, as lenders and General Electric Capital Corporation, as a lender and as administrative agent.

99.1*
Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*
Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

  The Alpine Group, Inc. filed Form 8-K on August 13, 2002 regarding the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

  The Alpine Group, Inc. filed Item 9 Forms 8-K(i) on August 13, 2002 regarding the submission by each of the Chief Executive Officer and Chief Financial Officer of the Company to the Securities and Exchange Commission of a sworn statement pursuant to Commission Order No. 4-460 and (ii) on August 15, 2002 regarding the certification by each of the Chief Executive Officer and Chief Financial Officer of the Company required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.
Date: November 14, 2002	By:	/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

CERTIFICATIONS

I, Steven S. Elbaum, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Alpine Group, Inc.:

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ STEVEN S. ELBAUM Steven S. Elbaum Chief Executive Officer

CERTIFICATIONS

I, David S. Aldridge, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The Alpine Group, Inc.:

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 14, 2002

/s/ DAVID S. ALDRIDGE David S. Aldridge Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (in thousands, except share data) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE ALPINE GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS