Form 10-K
period 2002-12-31
ALPINE GROUP INC /DE/
filed 2003-04-15
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9078

THE ALPINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1620387 (I.R.S. Employer Identification No.)
One Meadowlands Plaza East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip code)
Registrant's telephone number, including area code 201-549-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	Over the counter bulletin board

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        At June 30, 2002, the registrant had 14,054,434 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant on such date was approximately $13.3 million based on the closing price of $1.15 per share of such common stock on June 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

Item 1. Business

        The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is an industrial holding company which over the past five years has held major investments in industrial manufacturing companies. Alpine currently owns a 48.9% common equity interest in Superior TeleCom Inc. ("Superior")-(OTC: SRTQ.OB), one of the largest wire and cable manufacturers in North America. As discussed below, on March 3, 2003 Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Alpine also currently owns 100% of the common equity interest of Alpine Holdco Inc. ("Alpine Holdco") which, as discussed below, was formed to acquire certain assets from Superior. Alpine Holdco, through its wholly-owned subsidiaries, engages in the manufacture and sale of electrical wire and cable, and communications and other electronic products. Over the past five years Alpine has also owned substantial equity interests in PolyVision Corporation ("PolyVision") and Premier Refractories International Inc. ("Premier"). In August 1999, Alpine sold its common equity interest in Premier to the Cookson Group, plc ("Cookson"), a diversified materials company traded on the London Stock Exchange, and in November 2001 Alpine sold its common and preferred stock interest in PolyVision to Steelcase Inc. (NYSE: SCS), a major manufacturer of office furniture and integrated office environment products.

        On December 11, 2002, in accordance with the terms of a definitive purchase agreement dated October 31, 2002, as amended on December 11, 2002, Alpine, through Alpine Holdco, a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. This acquisition is hereinafter referred to as the "Electrical Acquisition."

        Prior to December 11, 2002, Alpine's operations include the consolidated results of Superior and Superior's then majority owned subsidiary Superior Israel. As a result of the vesting of certain Superior restricted stock grants in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with the Electrical Acquisition, certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002, Superior Israel, in which Alpine, as a result of the Electrical Acquisition, now has an indirect 47% equity interest, and Superior are accounted for under the equity method and are no longer consolidated with Alpine. As a result of the net losses incurred by Superior in 2002 and prior years, Alpine has a negative investment in Superior of $865.9 million at December 31, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior. Alpine's results subsequent to December 11, 2002 will include 100% of any earnings reported by Superior until the negative investment is eliminated, and Alpine will not record its equity in any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior as contemplated in Superior's proposed plan of reorganization discussed in the next paragraph, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative equity investment).

        On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Superior received interim bankruptcy court approval for $95 million of a $100 million debtor-in-possession ("DIP") financing facility from lenders within its existing bank group in order to provide liquidity during the reorganization process. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, and holders of the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I will not receive any distribution under this contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization. However, there can be no assurance that such approval will be obtained, that the final restructuring and reorganization plan will contain the terms of Superior's current strategy or that such plan will be confirmed by the bankruptcy court or consummated. If the restructuring strategy is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interest.

        With the sale of Premier and PolyVision and following the Electrical Acquisition, the Company's principal operations at December 31, 2002 consist of the electrical business previously constituting Superior's Electrical Group, the operations of DNE Systems, Inc., and the Company's equity method investments in Superior and Superior Israel. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of the businesses acquired in the Electrical Acquisition for the period subsequent to December 11, 2002.

        Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987.

The Alpine Group, Inc.

        The following information addresses the ongoing operating businesses of Alpine consisting of the electrical wire business previously owned and operated by Superior, DNE Systems, Inc., and an equity method investment in Superior Israel, all of which were acquired from Superior effective December 11, 2002. For additional information regarding the Company's business segments, see Note 21, "Business Segments and Foreign Operations" to the consolidated financial statements.

Essex Electric

        The electrical wire business, formerly owned by Superior, is currently owned and operated by Essex Electric, a wholly-owned subsidiary of Alpine Holdco.

        Essex Electric manufactures and distributes a complete line of building wire products as well as a limited line of industrial wire products. As discussed below in "Superior TeleCom Inc.—Corporate Reorganization and Operational Restructurings", Superior consolidated its electrical wire manufacturing operations in 1999 and 2000, reducing its manufacturing facilities from 12 to six remaining manufacturing facilities in the United States.

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

        Essex Electric is one of the leading manufacturers in North America of copper building wire products used in commercial and residential applications. Demand for building wire is correlated with the level of renovation activity, as well as new construction. The demand for building wire in both new construction and renovation is affected by the increased number of circuits and amperage handling capacity needed to support the increasing demand for electrical services. In addition, greater wiring density is required in new construction and renovation projects to provide for the electrical needs of appliances such as trash compactors, microwave ovens, air conditioners, entertainment centers, lighting and climate controls, specialty lighting and outdoor lighting systems. New home automation and computer systems contribute to the increased cable and wire density requirements in new and renovation construction as well. The average new home is increasing in size and thus influencing demand in this industry.

        The building wire industry has experienced significant consolidation in recent years, declining from approximately 30 manufacturers in 1980 to seven primary manufacturers in 2002. The Company believes this consolidation is due primarily to cost efficiencies achieved by the larger building wire producers as they capitalize on the benefits of vertical integration and manufacturing, purchasing and distribution economies of scale. In 2001, there was a major industry consolidation between Essex Electric's two largest competitors, with Southwire Company ("Southwire") acquiring the building wire operations of General Cable Corporation. With this acquisition, Southwire became the largest manufacturer of building wire. Notwithstanding this consolidation of suppliers, there still exists excess manufacturing capacity for building wire which is generally viewed as a commodity product. As a result, the market is extremely competitive, with price and availability being the most important factors. Since 1999, market pricing for building wire products has declined substantially with copper adjusted pricing reaching five year lows in 2002. As discussed under "Corporate Reorganization and Operational Restructurings", the Company has responded to these conditions by eliminating excess capacity and consolidating remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of the recent period price declines.

        In the industrial wire market, Essex Electric has a significantly smaller market position than in the building wire industry. Factors impacting sales growth in this market include the construction and expansion of manufacturing plants and consumer spending for hard goods. Due to the diversity of product offerings within this industry, Essex Electric's competition is fragmented across product lines and markets served. In February 2003, Essex Electric sold the majority of its industrial wire products businesses, including automotive wire, welding cable, motor lead wire and other similar industrial wire products to Copperfield, LLC. The sale included one manufacturing facility and equipment and inventory associated with the businesses. Total sales proceeds were approximately $13 million. This transaction will allow Essex Electric to focus on its core building wire products and a limited range of industrial wire products that are sold through the same channels. Total sales for the industrial wire products business were approximately 8.2% of total electrical wire sales in 2002.

        Essex Electric sells its electrical wire and cable products nationally primarily through manufacturers' representatives as well as a small internal sales group. Its customer base is large and diverse, consisting primarily of wholesale electrical and specialty distributors, consumer product retailers and hardware wholesalers. No single customer accounted for more than 10% of Essex Electric's net sales in 2002.

        Essex Electric serves wholesale electrical and specialty distributors through strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" Essex Electric building and industrial wire products. Essex Electric currently operates four leased RDCs located in Georgia, Missouri, California and Indiana.

Raw Materials

        The principal raw material used by Essex Electric in the manufacture of its wire products is copper rod and to a lesser extent plastics such as polyethylene and polyvinyl chloride. In connection with the Electrical Acquisition, Essex Electric and Superior entered into a Supply and Transitional Services Agreement whereby Essex Electric has, among other things, agreed to purchase certain specified quantities of copper rod manufactured by Superior. See discussion below under "Supply and Transitional Services Agreement."

        Copper is a commodity and is therefore subject to price volatility. Fluctuations in the cost of copper have not had a material impact on profitability due to the ability in most cases to adjust product pricing in order to properly match the price of copper billed with the copper cost component of its inventory shipped. Additionally, COMEX fixed price futures contracts are used, to a limited extent, to manage commodity price risk.

Supply and Transitional Services Agreement

        In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement Essex Electric, among other things, has agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement after December 11, 2002 was $10.8 million and the cost for administrative services for 2002 was $0.3 million.

Competition

        The market for electrical wire products is highly competitive. Four manufacturers, including Essex Electric, comprise approximately 75% to 80% of the market for building and industrial wire. The balance of the market consists of a relatively small number of competitors. Many of Essex Electric's products are made to industry specifications and, therefore, may be interchangeable with competitors' products. Essex Electric is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes that Essex Electric enjoys strong customer relations resulting from Essex and its predecessors' long participation in the industry, emphasis on customer service, commitment to quality control, reliability and substantial production resources. Furthermore, the Company believes that its distribution networks enable it to compete effectively with respect to delivery time.

Backlog; Returns

        Essex Electric has no significant backlog as finished goods are generally stocked to meet customer demand on a just-in-time basis. Essex Electric believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on the results of operations.

Research and Development

        Essex Electric conducts research and development activities at a leased facility in Lafayette, Indiana. These activities are focused on the development of improved PVC and rubber compounds which are used as insulation and jacketing materials for automotive, building and industrial wire products. Total research and development expenses related to the electrical wire business for the years ended December 31, 2002, 2001 and 2000 were $.7 million, $.8 million and $.7 million, respectively.

        Although Alpine Holdco and Essex Electric hold certain trademarks, licenses and patents, none is considered to be material to the business.

DNE Systems, Inc.

        DNE Systems, Inc. (together with its subsidiaries, unless the context otherwise requires, "DNE") through its wholly owned operating subsidiaries DNE Technologies, Inc. ("DNE Technologies") and DNE Manufacturing and Service Company ("DNE Manufacturing"), designs and manufactures communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications.

        DNE Technologies designs and manufactures communications and avionics products such as voice and data multiplexers, as well as asynchronous transfer mode ("ATM") concentrators and switches primarily for the U.S. Department of Defense ("DoD") which it has been supplying for over 50 years. Target markets include tactical access communications and avionics for the DoD. DNE Technologies has an installed base of over 14,000 multiplexers which have traditionally supplied efficient, reliable voice and data communication solutions to the U.S. Armed Forces. Revenue related to the DoD and defense related prime contractors amounted to 72%, 77%, and 68% of DNE's total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

        The current business environment for communications and avionics equipment sales to the DoD is favorable and anticipated to remain strong in the near term. Regional flare-ups, such as in the Middle East and the war with Iraq, could have a favorable and/or detrimental impact on DNE's business. While customer funds might be spent on products to sustain the immediate military needs, requirements for budgeted and future programs may suffer if supplemental funding is not approved.

        DNE Manufacturing is a provider of electronic manufacturing services ("EMS") in North America focused on providing turnkey solutions on an outsourced basis to sub-system and total electronic systems manufacturers. Due to present market conditions and the highly competitive nature of this market (low margins), DNE has chosen to de-emphasize marketing this business and service only its existing customer base.

Raw materials and manufacturing

        DNE utilizes a well-established and broad ranging electro-mechanical supplier base to support its manufacturing requirements. Commodities used in the assembly of DNE products are typically printed circuit boards, active and passive electrical components, power supplies, and metal fabrication parts.

        DNE has capabilities in printed circuit card assembly, precision electromechanical assembly and calibration, cable and harness assemblies, potting and hermetically sealing of electronic equipment depending on the type of product being manufactured. Final testing is performed on all products manufactured and is highly automated and specific to the product.

        All of DNE's operations are conducted in a single 65,000 square foot leased facility in Wallingford, CT.

Competition

        DNE competes in several specialty niches within the marketplaces for defense communication devices and electronic manufacturing services. The niches addressed by DNE Technologies include Point to Point Access Communications, Protocol Converters, ATM and Avionics for the DoD. DNE competes by direct sales to government programs and agencies as well as through prime contractors. Competition in this marketplace is based on meeting the specification and pricing requirements of the DoD. In the DoD access communications market DNE's main competitors are Net.com, Lucent, Adtran and CODEM.

Research and development

        Research and development expense is primarily related to sustaining, enhancement and development of products within the DoD Access Communications Market. Research and development expense amounted to $4.0 million; $3.9 million and $3.6 million for the years ended December 31, 2002, 2001, 2000, respectively.

Customers

        DNE's most significant customer is the DoD which represented 55%, 39% and 46% of DNE's total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002 one commercial customer accounted for 13% of total revenues.

Backlog

        DNE's backlog represents firm order requirements received from customers and not shipped. DNE's backlog was $10.3 million and $15.2 million at December 31, 2002 and 2001, respectively. The decline in the backlog is almost exclusively related to the de-emphasis of the DNE Manufacturing business. Of the December 31, 2002 backlog, $9.8 million is expected to ship in 2003.

Superior Israel

        As a result of the Electrical Acquisition the Company holds a 47% equity method investment in Superior Cables Ltd. ("Superior Israel"). Superior Israel is the largest Israeli wire and cable manufacturer.

        Superior Israel's major product offerings include: (1) communications cable including copper and fiber optic outside plant ("OSP") and premise products; (2) high and medium voltage power cable utilized by power utilities; and (3) industrial and automotive wire and cable.

        Superior Israel's major customers include the two largest public utilities in Israel: Bezeq, the largest Israeli telephone company and IEC, the largest Israeli power utility.

Superior TeleCom Inc.

        As discussed above, prior to December 11, 2002 Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior") was a majority controlled subsidiary of Alpine and Alpine's consolidated results included the consolidated operations of Superior. The following discusses the business of Superior exclusive of the electrical wire business and DNE which were acquired by Alpine and are described above. Subsequent to December 11, 2002, Alpine's investment in Superior is accounted for using the equity method of accounting. See Notes 1 and 6 to the consolidated financial statements.

General

        Superior is one of the largest wire and cable manufacturers in North America. Superior manufactures wire and cable products for the communications and original equipment manufacturer, or "OEM", markets and prior to December 11, 2002 for the electrical market. Superior is a leading manufacturer and supplier of communications wire and cable products; magnet wire and insulation materials for motors, transformers and electrical controls; and, prior to December 11, 2002, building and industrial wire for applications in commercial and residential construction and industrial facilities.

Chapter 11 Filing

        On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Superior decided to file a reorganization proceeding because it had been experiencing continued liquidity shortfalls which hampered its ability to meet interest and principal obligations on its long-term debt obligations. These shortfalls were primarily a result of both the overall global economic downturn and specific industry conditions, including reduced demand levels in the OEM and communications sectors caused by, among other things, substantial spending reductions by the regional Bell operating companies ("RBOCs") and independent telephone operating companies. In connection with the filings, Superior received interim bankruptcy court approval for $95 million of a $100 million debtor-in-possession ("DIP") financing facility from lenders within its existing bank group in order to provide liquidity during the reorganization process. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, and holders of the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I will not receive any distribution under the contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization. However, there can be no assurance that such approval will be obtained, that the final restructuring and reorganization plan will contain the terms of Superior's current strategy or that such plan will be confirmed by the bankruptcy court or consummated. If the restructuring strategy is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interest.

Organizational History

        Superior was incorporated in July 1996 as a wholly-owned subsidiary of Alpine. In October 1996, Alpine completed a reorganization whereby all of the issued and outstanding common stock of two of Alpine's wholly-owned subsidiaries, Superior Telecommunications Inc. and DNE Systems, Inc., was contributed to Superior. Immediately thereafter, Superior completed an initial public offering of its common stock, pursuant to which Alpine's common stock ownership position in Superior was reduced to approximately 50.1%. As a result of treasury stock repurchases, stock grants and other transactions, Alpine's December 31, 2002 common stock interest in Superior was 48.9%.

Acquisitions

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

        During 1998, Superior also acquired a 51% controlling interest in Cables of Zion United Works, Ltd. ("Cables of Zion"). Cables of Zion was an Israel-based cable and wire manufacturer whose primary products included fiber and copper communications wire and cable and power cable. Cables of Zion products were sold primarily into the Israeli and European markets. During 1998 and 1999, Cables of Zion also acquired two other wire and cable companies in Israel, Cvalim-The Electric Wire & Cable Company of Israel Ltd. and Pica Plast Limited. As a result of these acquisitions, Cables of Zion, which changed its name to Superior Cables Ltd., became the largest wire and cable manufacturer in Israel with an approximate 80% market share. The operations of Superior Cables Ltd., including the acquired operations of Cvalim and Pica Plast, are referred to as "Superior Israel". As previously discussed, Superior sold a 47% equity interest in Superior Israel to Alpine effective December 11, 2002.

Corporate Reorganization and Operational Restructurings

        During 1999 and 2000, Superior completed a significant corporate reorganization at Essex and a major restructuring of certain operations of Essex, including the sale of non-strategic business lines and the rationalization of certain manufacturing assets. In April 1999, Superior completed a corporate reorganization which included the elimination of more than 130 corporate and divisional general and administrative positions at Essex. Annual savings in corporate expenses from these personnel reductions, along with other corporate general and administrative cost reductions and synergies, approximated $25 million. Superior also divested non-core product lines, including the sale of the business and operating assets of Essex's insulation products business in October 1999 and its Interstate operations (wiring assemblies for trucks and buses) in December 1999. Additionally during this period, Superior completed a restructuring and rationalization of the operating assets comprising it's Electrical Group which included the shutdown or sale of six electrical wire manufacturing plants with the Electrical Group manufacturing operations being consolidated into six remaining facilities. This restructuring resulted in the elimination of approximately 600 positions and a reduction of 22% in the Electrical Group's manufacturing capacity, all of which was considered excess capacity. As a result of the above mentioned activities, Superior had eliminated by December 31, 2001 approximately 1,100 positions in the aggregate, a 25% reduction in Essex's total workforce since the beginning of 1999.

        During 2001 and in response to weak economic and business conditions, Superior further reduced its production and manufacturing costs through a combination of permanent job eliminations and temporary plant shutdowns and short-term furloughs and layoffs. During 2001, Superior's work force was reduced by an additional 677 employees through permanent job eliminations. During the year ended December 31, 2002, in order to more closely align productive capacity with current market demands and to reduce overall manufacturing costs Superior closed its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities and its OEM Group Rockford, Illinois manufacturing facility and shutdown its Electrical Group Canadian operations. This restructuring resulted in the elimination of 422 positions and a further reduction in manufacturing capacity.

Communications Group

        Superior's Communications Group includes its North American communications wire and cable operations and prior to December 11, 2002 the operations of Superior Israel and DNE Systems, Inc.

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

        Superior is among the largest manufacturers of copper communications cable in North America, and the largest manufacturers of copper OSP wire and cable products worldwide.

Copper OSP Products

        Copper OSP wire and cable are the most widely-used media for voice and data transmission in the local loop portion of the traditional telecommunications infrastructure operated by the LECs, which include the RBOCs and the independent telephone operating companies. The local loop is the segment of the telecommunications network that connects the customer's premises to the nearest telephone company switching center or central office. Superior's copper OSP products include distribution cable and service wire products, ranging in size from a single twisted pair wire to a 4,200-pair cable.

        Superior's copper OSP wire and cable product sector revenues declined 14% in 2001 and 29% in 2002 reflecting substantial infrastructure spending reductions initiated by the RBOCs and independent telephone operating companies during the latter half of 2001 and in 2002. A number of general industry conditions have given rise to reduce demand levels such that virtually all major telephone operating companies experienced negative access line growth in the local loop in 2001 and 2002 which contributed to reduced demand for copper OSP products

        For the years ended December 31, 2002 and 2001, net sales of copper OSP products accounted for 55% and 63%, respectively, of the Communications Group net sales.

        Superior is a key supplier of copper OSP wire and cable to the RBOCs, Sprint Corporation and through distributors, the smaller independent telephone companies. For the years ended December 31, 2002 and 2001, 66% and 56% of Superior's copper OSP net sales were to the RBOCs and Sprint, respectively. Superior sells to the RBOCs and major independent telephone companies through a direct sales forecast well as through domestic and international distributors and sales representatives.

Broadband Products

        Superior's broadband products include: (1) OSP fiber and composite cables and (2) copper and fiber optic premise wire and cable products. These products are designed to meet the highest bandwidth requirements necessary in trunking and feeder applications to service the requirements for increasing transmission rates within the copper based local loop distribution network and to service the high transmission rate requirements of local area and wide area networks.

        In the fiber optic OSP cable and premise product sectors, the dramatic growth in demand for these products experienced from 1995 to 2000 came to an abrupt halt in 2001, with demand declining dramatically in the second half of 2001. Pricing levels also declined over this same period. The significant reduction in demand for fiber OSP and premise products is believed to be attributable to the substantial overbuild over the past several years of long haul fiber optic local area networks.

        Sales of broadband products for the years ended December 31,2002 and 2001 accounted for 16% and 15%, respectively, of the Communications Group net sales.

        Superior's fiber optic OSP products are sold to LEC's (including the RBOC's) as well as CATV companies and independent distributors. Superior's premise wire and cable products are sold primarily through major national and international distributors and smaller regional distributors who in turn resell to contractors, international and domestic telephone companies and private overseas contractors for installation in industrial, commercial and residential markets.

Superior Israel

        As previously discussed, prior to December 11, 2002 Superior Israel was a majority owned subsidiary of Superior and included in the consolidated operations of Superior's Communications Group.

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

        Due to the weak industrial economic environment, the North American market for magnet wire declined by an estimated 10-15% during 2001 and 2002 resulting in a reduction in net sales of magnet wire products by Superior of 5% in 2002 and 14% in 2001. For the year ended December 31, 2002 and 2001, sales of magnet wire accounted for 75% and 74%, respectively, of the OEM Group net sales.

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

        Sales to major OEMs, including, among others, Emerson, Delphi Automotive Systems, A.O. Smith, Howard Industries, Cooper Power and Tecumseh, are typically pursuant to annual or multi-year supply agreements with a percentage of each customer's total requirements awarded at a negotiated fixed price, subject to adjustment for the cost of copper. For the years ended December 31, 2002 and 2001, approximately 83% and 84%, respectively, of magnet wire sales were pursuant to such supply arrangements.

Essex Brownell Distribution and Accessory Products

        Through its Essex Brownell distribution operations, Superior sells magnet wire, insulation and other related accessory products to the motor repair and secondary OEM markets. The Essex Brownell distribution operations include a nationwide sales force, supported by 20 strategically located distribution and warehouse locations. In addition to magnet wire, the Essex Brownell line includes products from manufacturers such as 3M, Permacel, Dow Corning and P.D. George. Superior believes that it has a distinct competitive advantage as it is the only major North American magnet wire producer that also distributes a full line of complementary electrical accessory products used by the motor repair and secondary OEM markets.

Electrical Group

        As previously discussed, on December 11, 2002 the business constituting Superior's Electrical Group was sold to Alpine. For a discussion of the business of the Electrical Group see "The Alpine Group—Essex Electric" above.

Superior Raw Materials and Manufacturing

        The principal raw materials used by Superior in the manufacture of its wire and cable products are copper, aluminum, bronze, steel, optical fibers and plastics such as polyethylene and polyvinyl chloride. Copper rod is the most significant raw material used in Superior's manufacturing process. Superior estimates it is one of the largest North American consumers of copper rod.

        Superior maintains four copper rod continuous casting units to convert copper cathode into copper rod which is then shipped and utilized directly in Superior's manufacturing operations. Through these continuous casting units, Superior is able to produce approximately 70% of its North American copper rod requirements. Superior also sells copper rod to outside third parties and, as previously discussed, to Essex Electric.

        Superior purchases copper cathode and, to the extent not provided internally, copper rod from a number of copper producers and metals merchants. Historically, Superior has had adequate supplies of copper available to it from producers and merchants, both foreign and domestic.

        Other than copper, Superior has multiple sources for its other essential raw materials and has not experienced any recent disruption in supply of raw material requirements.

Superior Backlog; Returns

        Backlog in the communications wire and cable segment typically consists of 2-5 weeks of sales depending on seasonal and overall industry demand issues. Superior's other product lines have no significant order backlog because Superior follows the industry practice of stocking finished goods to meet customer demand on a just-in-time basis.

Superior Competition

        The market for wire and cable products is highly competitive. Each of Superior's businesses competes with at least one major competitor. However, due to the diversity of Superior's product lines as a whole, no single competitor competes with Superior across the entire spectrum of Superior's product lines.

Superior Research And Development

        Superior operates research and development facilities in Kennesaw, Georgia (for development of communications products), and Fort Wayne, Indiana (for metallurgical and chemical laboratories). The Kennesaw facility's efforts primarily address the needs of the Communications Group premise product lines and product cost-reduction activities. At the Fort Wayne facility, Superior's metallurgical and chemical labs are focused on the development of magnet wire metal properties and processing qualities, as well as enhancement of enamels and their application in the magnet wire manufacturing process.

        Aggregate research and development expenses during the years ended December 31, 2002, 2001 and 2000 amounted to $8.2 million, $9.0 million and $7.2 million, respectively.

        Although Superior holds certain trademarks, licenses and patents, none is considered to be material to its business.

Export Sales

        The Company's export sales, including consolidated sales of Superior prior to December 11, 2002, were $77 million in 2002 and $140.5 million in 2001. Lain America and Europe are the Company's primary export markets.

Employees

        As of December 31, 2002, the Company employed approximately 1,300 employees, substantially all of which are employees of Essex Electric or DNE. Approximately 478 persons employed by the Company at December 31, 2002 are represented by unions. Collective bargaining agreements expire at various times through 2004, with contracts covering approximately 35% of the Company's unionized work force due to expire at various times in 2003. The Company considers relations with its employees to be satisfactory.

Environmental Matters

        The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Alpine or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Alpine. No material expenditures relating to Alpine's current businesses for environmental matters were made in 2002, 2001 or 2000.

Item 2. Properties

        In connection with the Electrical Acquisition, Alpine acquired from Superior the facilities previously owned and operated by Superior's Electrical Group and DNE. The following table sets forth the properties utilized by Alpine as of December 31, 2002 after giving effect to the Electrical Acquisition.

OPERATION	LOCATION	SQUARE FOOTAGE	LEASED/ OWNED
Essex Electric(b)
Building Wire	Anaheim, California Florence, Alabama Sikeston, Missouri Jonesboro, Indiana Marion, Indiana	174,000 129,000 189,000 56,000 50,000	Owned Owned Owned Owned Owned
Industrial Wire	Lafayette, Indiana(a)	327,000	Owned
Building/Industrial	Orleans, Indiana(a)	425,000	Owned
DNE	Wallingford, CT	65,000	Leased (expires 2007)

(a)
In connection with its exit from the industrial wire business, Essex Electric sold the Lafayette, Indiana plant in February 2003 and ceased operations in its Orleans, Indiana plant. The Orleans plant is being leased to the purchaser of its industrial wire business.

(b)
Pursuant to the Supply and Transitional Services Agreement with Superior, Alpine is leasing space at Superior's Fort Wayne facility owned to house certain administrative functions of Alpine Holdco and Essex Electric. The term of this arrangement is for one year with options on the part of Essex Electric for two 6-month extensions. Annual rental is $360,000.

        Alpine believes its facilities are generally suitable and adequate for the business being conducted and to service the requirements of its customers. In 2001 and 2000 the utilization of the facilities was consistent with industry demand and, in the view of management, was satisfactory. Manufacturing facilities operated on 24 hour-a-day schedules on either a five or seven day a week basis.

        During 2002, Essex Electric experienced a decline in demand for its products due to the general economic environment, a decline in the industrial and commercial markets served and certain industry specific conditions, principally a significant industry manufacturing over-capacity. In response and in connection with the Electrical Acquisition, Essex Electric developed a plan to consolidate and eliminate facilities that were not cost effective to more closely align the productive capacity with market demand. In the fourth quarter of 2002, one of the six finished goods manufacturing facilities (Columbia City, IN) was closed and some of that capacity was shifted to other facilities. In the first quarter of 2003, the Lafayette, IN facility and equipment were sold along with the equipment in the Orleans, IN facility. The purchaser is currently leasing the Orleans, IN facility. Management continues to evaluate the manufacturing capacity and capabilities of the business and has begun to take further actions to adjust productive capacity in line with market and industry conditions.

Item 3. Legal Proceedings

        The Company is engaged in certain litigations and administrative proceedings arising in the ordinary course of business. While the outcome of these can never be predicted with certainty, the Company does not believe that any of the existing litigations, administrative proceedings or threatened proceedings either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

        Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed or retained liabilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of these facilities is the result of historic activities and past operations. Alpine is currently involved in an environmental investigation at one site which may result in certain remedial activities being required under the oversight of a state environmental regulatory agency. Off-site liabilities may include clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which the Company may be liable to the United States Environmental Protection Agency, or to state environmental agencies, or others as a Potentially Responsible Party ("PRP") or the equivalent.

        Alpine currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

        During June 2001 the Company commenced an action in the United States District Court, Southern District of New York (the "Federal Action") against Stephen M. Johnson, its former Executive Vice President—Chief Operating Officer ("Johnson"), who was terminated by the Company in May 2001. Under the Federal Action the Company claimed, among other things, that Johnson breached his fiduciary obligations to the Company. In July 2001, Johnson commenced an action against the Company in New York State Supreme Court, New York County (the "State Action") claiming that Alpine breached his employment agreement and discriminated against him on account of a disability and age in respect of the terms and conditions of his employment. In August 2002 the parties agreed to settle the Federal Action and the State Action and both matters were dismissed with prejudice.

Item 4. Submission Of Matters To A Vote Of Security Holders

        None.

PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

        (a)    Market Information

        Trading in Alpine's common stock, $0.10 par value, was suspended by the New York Stock Exchange (NYSE) on July 10, 2002 and Alpine's common stock was subsequently delisted. Alpine's common stock is currently traded on the OTC Bulletin Board under the symbol ALPG. The following table sets forth the range of high and low daily closing sales prices for the Alpine common stock for the years ended December 31, 2002 and 2001.

	High	Low
Year Ended December 31, 2002
First Quarter ended March 31, 2002	$1.70	$1.15
Second Quarter ended June 30, 2002	1.60	1.07
Third Quarter ended September 30, 2002	1.10	0.35
Fourth Quarter ended December 31, 2002	0.75	0.46
Year Ended December 31, 2001
First Quarter ended March 31, 2001	$2.89	$1.75
Second Quarter ended June 30, 2001	2.00	1.50
Third Quarter ended September 30, 2001	2.10	1.63
Fourth Quarter ended December 31, 2001	1.80	1.25

        (b)    Holders

        The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY.

        At March 26, 2003, 14,134,984 shares of Alpine common stock were issued and outstanding, and there were approximately 1,476 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

        (c)    Dividends

        Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine common stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

Item 6. Selected Financial Data

HISTORICAL FINANCIAL DATA

        Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the years in the three-year period ended December 31, 2002, for, and as of the end of, the eight months ended December 31, 1999, and for, and as of the end of, each of the fiscal years ended April 30, 1999 and 1998, are derived from the audited consolidated financial statements of Alpine.

					Fiscal Year Ended April 30(1)
	Year Ended December 31,			Eight Months Ended December 31, 1999
	2002(4)	2001	2000		1999	1998
	(in millions, except per share data)
Statement Of Operations Data:
Net sales	$1,402.4	$1,747.3	$2,049.0	$1,376.9	$1,148.1	$518.5
Cost of goods sold	1,232.6	1,471.4	1,708.9	1,122.6	915.5	419.3

Gross profit	169.8	275.9	340.1	254.3	232.6	99.2
Selling, general and administrative expenses	142.5	158.5	164.7	102.5	93.9	28.8
Restructuring and other charges	36.5	10.7	15.0	4.7	7.3	—
Loss on asset sale and impairments	463.7	—	—	—	—	—
Amortization of goodwill	—	21.2	21.1	13.8	8.4	1.7

Operating income (loss)	(472.9)	85.5	139.3	133.3	123.0	68.7
Interest expense	(105.3)	(119.9)	(138.5)	(85.1)	(60.1)	(10.8)
Loss on investments in securities	(4.1)	(33.8)	(10.5)	—	—	—
Other income (expense), net	(1.8)	9.1	6.9	4.7	2.0	4.2

Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items, and cumulative effect of accounting change	(584.1)	(59.1)	(2.8)	52.9	64.9	62.1
Benefit (provision) for income taxes	95.5	20.6	(1.1)	(21.7)	(28.0)	(24.8)

Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change	(488.6)	(38.5)	(3.9)	31.2	36.9	37.3
Distributions on preferred securities of subsidiary trust	(15.2)	(15.4)	(15.1)	(10.0)	(1.3)	—

Income (loss) from continuing operations before minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change	(503.8)	(53.9)	(19.0)	21.2	35.6	37.3
Minority interest in (earnings) losses of subsidiaries, net	3.5	17.1	6.1	(11.4)	(18.7)	(20.3)
Equity in earnings of affiliate	(0.1)	1.3	1.7	2.2	—	—

Income (loss) from continuing operations before extraordinary items and cumulative effect of accounting change	(500.4)	(35.5)	(11.2)	12.0	16.9	17.0

Income (loss) from discontinued operations(3)	—	5.9	—	35.4	(2.7)	(0.2)

Income (loss) before extraordinary items and cumulative effect of accounting change	(500.4)	(29.6)	(11.2)	47.4	14.2	16.8
Extraordinary items	13.9	(1.4)	—	(1.0)	(0.6)	(1.5)
Cumulative effect of accounting change	(388.1)	—	—	—	—	—

Net income (loss)	$(874.6)	$(31.0)	$(11.2)	$46.4	$13.6	$15.3

Income (loss) per share of common stock:
Basic
Income (loss) from continuing operations	$(33.70)	$(2.43)	$(0.77)	$0.81	$1.03	$1.00
Income (loss) from discontinued operations	—	0.41	—	2.39	(0.17)	(0.01)
Extraordinary items	0.94	(0.10)	—	(0.07)	(0.04)	(0.09)
Cumulative effect of accounting change	(26.13)	—	—	—	—	—

Net income (loss) per share of common stock	$(58.89)	$(2.12)	$(0.77)	$3.13	$0.82	$0.90

Diluted
Income (loss) from continuing operations	$(33.70)	$(2.44)	$(0.77)	$0.68	$0.91	$0.90
Income (loss) from discontinued operations	—	0.41	—	2.17	(0.15)	(0.01)
Extraordinary items	0.94	(0.10)	—	(0.06)	(0.04)	(0.08)
Cumulative effect of accounting change	(26.13)	—	—	—	—	—

Net income (loss) per share of common stock	$(58.89)	$(2.13)	$(0.77)	$2.79	$0.72	$0.81

Balance Sheet Data (At End Of Period):
Working capital	$109.6	$113.3	$40.6	$170.0	$247.4	$64.8
Total assets	183.1	1,952.2	2,094.4	2,183.6	2,109.0	320.4
Total long-term debt	72.0	1,269.0	1,284.4	1,338.9	1,302.4	97.1
Mandatorily redeemable preferred stock	—	136.0	134.9	134.0	133.4	—

Total debt, including mandatorily redeemable preferred stock	72.0	1,405.0	1,419.3	1,472.9	1,435.8	97.1
Preferred stock	0.4	0.4	0.4	0.4	0.4	0.4
Total stockholders' equity (deficit)	(829.1)	46.1	64.6	95.0	56.4	77.5

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

(4)
On December 11, 2002, Alpine acquired substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business. Additionally, in connection with the acquisition certain changes were made with respect to Alpine's indirect voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002 Alpine's investment in Superior is accounted for using the equity method. See Notes 1 and 5 to the consolidated financial statements.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

        Over the past five years, Alpine has held significant equity positions in industrial manufacturing companies. As of December 31, 2002, Alpine holds a 48.9% common equity interest in Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior") and, in connection with an acquisition completed in December 2002, a 100% common equity interest in Alpine Holdco. During this same period, Alpine has also owned significant equity positions in PolyVision Corporation ("PolyVision") and Premier Refractories International Inc. ("Premier"). In November 2001, Alpine sold its equity investment in PolyVision and in August 1999 Alpine sold its equity investment in Premier.

        On December 11, 2002, in accordance with the terms of a definitive purchase agreement, dated October 31, 2002, as amended on December 11, 2002, Alpine, through Alpine Holdco, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, comprising Superior's electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. The acquisition is hereinafter referred to as the "Electrical Acquisition."

        Prior to December 11, 2002, Alpine's operations include the consolidated results of Superior and Superior's then majority owned subsidiary Superior Israel. As a result of the vesting of certain Superior restricted stock grants in 2002, Alpine's common equity ownership in Superior declined in 2002 from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with the Electrical Acquisition, certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002 Superior Israel, in which Alpine, as a result of the Electrical Acquisition, now has a 47% indirect equity interest, and Superior are accounted for under the equity method and are no longer consolidated with Alpine.

        Alpine's consolidated net income (loss) has historically reflected its share of Superior's net income (loss), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under generally accepted accounting principles to the carrying value of minority interest in the consolidated balance sheet. As a result of the loss incurred by Superior upon adoption of SFAS 142, effective January 1, 2002 the minority interest was completely eliminated and therefore Alpine's consolidated statement of operations reflects 100% of the net losses incurred by Superior after January 1, 2002 and through December 11, 2002. Due to Superior's net losses in 2002, Alpine had a negative investment in Superior of $865.9 million at December 31, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior. Alpine's results subsequent to December 11, 2002 will include 100% of any earnings reported by Superior until the negative investment is eliminated, and Alpine will not record its equity in any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative investment). As previously discussed, on March 3, 2003 Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Superior is

developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. If the contemplated restructuring strategy is confirmed by the bankruptcy court, Alpine's equity interest in Superior would be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interests and Alpine would recognize a gain (based on the amount of the negative equity investment) upon confirmation.

        With the sale of Premier and PolyVision and following the Electrical Acquisition, the Company's principal operations at December 31, 2002 consist of the electrical business previously constituting Superior's Electrical Group, the operations of DNE Systems, Inc., and the Company's equity method investments in Superior and Superior Israel. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of the businesses acquired in the Electrical Acquisition for the period subsequent to December 11, 2002.

Superior TeleCom Inc.

        Superior manufactures a portfolio of wire and cable products grouped into the following primary industry segments: (i) communications, (ii) original equipment manufacturer ("OEM") (iii) and, prior to December 11, 2002, electrical. The Communications Group includes communications wire and cable products sold to telephone companies, CATV companies, distributors and systems integrators, principally in North America. In addition, included within the Communications Group prior to December 11, 2002 is Superior Israel, which manufactures a range of wire and cable products in Israel including communications cable, power cable and other industrial and electronic wire and cable products. The OEM Group includes magnet wire and accessory products for motors, transformers and electrical controls sold primarily to OEMs. The Electrical Group includes building and industrial wire for applications in commercial and residential construction and industrial facilities. As noted above, Superior sold the operations comprising the Electrical Group to Alpine on December 11, 2002.

        Industry segment financial data (including sales and operating income by industry segment) for the years ended December 31, 2002, 2001 and 2000, is included in Note 21 to the accompanying consolidated financial statements.

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

Change In Alpine's Fiscal Year-end

        Alpine changed its fiscal year end to December 31 from April 30, effective for the December 31, 1999 period. Accordingly, the Company has reported results of operations for an eight month transitional period ended December 31, 1999.

Results of Operations—Twelve Months Ended December 31, 2002 ("2002") as Compared to the Twelve Months Ended December 31, 2001 ("2001")

        Consolidated sales for the year ended December 31, 2002 were $1.40 billion, a decrease of 20% as compared to consolidated sales of $1.75 billion for the year ended December 31, 2001. Adjusted for a constant cost of copper, the sales decline in 2002 as compared to 2001 approximated 18%. The comparative reduction in sales for 2002 was due primarily to comparative declines of 38% in Superior's Communications Group sales (36% copper-adjusted sales decline) due principally to severe budgetary constraints and resulting spending reductions by Superior's telephone company customers along with a smaller comparative decline in Superior's OEM Group sales of 13% (12% copper-adjusted sales decline) due to general weakness in the industrial sector. The comparative 2002 sales decline attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $76.4 million.

        Superior's Communications Group sales for 2002 were $433.6 million, a decrease of 36% on a copper-adjusted basis from 2001. The sales decline in the current year as compared to the prior year was due primarily to a 29% reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cables sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continuing in 2002. The comparative 2002 sales decline attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $46.0 million.

        Superior's OEM Group sales were $464.5 million for 2002, a copper-adjusted decline of 12% as compared to the prior year. The sales decline in the 2002 as compared to 2001 reflected the reduced demand for magnet wire from Superior's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector. The comparative 2002 sales decline attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $30.4 million.

        Electrical Group sales were $465.9 million for 2002 representing a decrease of 4% on a copper-adjusted basis as compared to 2001. The comparative sales decline was due principally to continuing weak industry-wide pricing conditions caused by severe industry overcapacity and competitive pressures in the building wire market.

        DNE sales were $38.4 million for 2002, an increase of 24% as compared to 2001 sales of $31.0. The increase in sales was primarily attributed to shipments in 2002 under a major new contract with the Department of Defense and nonrecurring revenues from two new electronics manufacturing services customers. Gross margin percentage, however, declined in 2002 due to the higher rate of sales growth in low margin electronics manufacturing services business as compared to communications and avionics products.

        For the year ended December 31, 2002, gross profit was $169.8 million, a decline of 38% as compared to the prior year. The comparative decline in gross profit was principally the result of (i) lower sales associated with the aforementioned spending reductions by the telephone companies and weak industry conditions in both the industrial and commercial construction sectors and (ii) lower gross margin percentage caused by competitive pricing pressures and the impact of manufacturing cost absorption resulting from reduced production levels.

        Selling, general and administrative expenses ("SG&A expense") for 2002 were $142.5 million, a decrease of 10%, as compared to SG&A expense of $158.5 million for 2001. The decline is due to cost reductions in all of the Company's business units in response to reduced sales and commercial activity, partially offset by higher insurance costs and higher professional fees associated with Superior's financial restructuring activities. The decline in SG&A expense attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $7.1 million.

        Superior incurred restructuring and other charges of $33.3 million for the year ended December 31, 2002, which includes non-cash charges for the write-down of property, plant and equipment of $18.1 million, $9.0 million of employee separation costs (422 personnel) and $6.2 million of facility closure costs. These charges reflect (i) the closure of Superior's Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities ($27.3 million); (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility ($4.2 million); (iii) the shutdown of Superior's Electrical Group Canadian operations ($0.9 million) and (iv) the operational restructuring activities at Superior Israel ($0.9 million). These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs.

Additionally, during the year ended December 31, 2002, Alpine recorded restructuring and other charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine corporate administrative staff reductions and Essex Electric recorded restructuring and other charges of $1.8 million consisting of $1.6 million of employee termination costs (198 personnel) and $0.2 million of facility exit costs related to closure of its Columbia City, Indiana plant. The Company incurred restructuring and other charges of $10.7 million during 2001 consisting of $3.0 million related to legal and professional fees associated with amendments to Superior's bank credit agreement and asset divestiture activities, $2.3 million related to Superior Israel's restructuring activities and $5.4 million related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees resulting from an administrative reorganization.

        As discussed in Note 14 to the consolidated financial statements, Superior incurred a non-cash loss on asset sale and impairment charge of $177.9 million associated with the sale to Alpine of Superior's Electrical wire business and assets, the common stock of Superior's wholly-owned subsidiary DNE Systems, Inc. and Superior's 47% interest in Superior Israel. The charge related principally to Superior's Electrical Group wire business. Alpine recorded a corresponding pre-tax charge of $139.0 million reflecting Superior's impairment charge and the loss recognized by Superior on consummation of the Electrical Acquisition attributable to the non-controlling interest in Superior. As discussed below, the Company also incurred a goodwill impairment charge in the fourth quarter of 2002 of $324.7 million.

        The Company incurred an operating loss of $472.9 million in 2002. Before restructuring and other charges, loss on asset sale and impairment charges and goodwill amortization, the Company generated operating income of $27.3 million for 2002, a decline of $90.1 million as compared to 2001. The comparative decline in operating income for the current year was principally attributable to substantially lower sales volumes in 2002 and reduced gross profit margins, primarily in Superior's Communications and Electrical business segments.

        Interest expense for 2002 was $105.3 million, representing a decrease of $14.6 million from 2001. The decrease in interest expense in 2002 was primarily the result of lower comparative LIBOR market interest rates and lower debt levels at Alpine corporate (see "Liquidity and Capital Resources"), partially offset by increased interest spreads over LIBOR on Superior's Senior Subordinated Notes, which interest was paid in the form of PIK Notes rather than cash in 2002.

        The Company incurred losses on investments in securities of $33.8 million in 2001 which includes realized losses on the sale of ordinary shares of Cookson Group, plc ("Cookson") as well as the recognition in 2001 of unrealized losses on Cookson shares held for investment at December 31, 2001 to recognize declines in fair values of such investments judged to be other than temporary. The Cookson shares were received in connection with the sale in 1999 of Alpine's common equity ownership position in Premier. The Company incurred additional impairment losses of $4.1 million on the Cookson shares for the year ended December 31, 2002.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $754 million in goodwill was included as an asset in Alpine's consolidated balance sheet, substantially all of which related to recorded goodwill of Superior. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provide that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, as of January 1, 2002. The impact of recent economic conditions and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $388 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment net of $39 million allocated to the minority interest in Superior and a further $3 million relating to additional goodwill associated with Alpine's investment in Superior. As required by SFAS No. 142, the Company performed another annual review for impairment of goodwill in the fourth quarter of 2002. As a result of continued depressed economic conditions, specific industry conditions in the telecommunications industry and continued declines in Superior's operating income and results of operations, Superior recognized an additional goodwill impairment loss in the fourth quarter of 2002 of $324.7 million to write-off the remaining goodwill in its OEM and Communications reporting units since the carrying amount of the reporting units was greater than the fair value of the reporting units' (as determined using the expected present value of future cash flows) and the carrying amount of the reporting units goodwill exceeded the implied fair value of that goodwill. Superior's entire impairment charge was recognized (without allocating any of the loss proportionately to minority interest) in Alpine's consolidated statement of operations.

        During 2002 Alpine redeemed $10.1 aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million resulting in an extraordinary gain, net of tax, of $1.4 million. Additionally, Alpine recognized an extraordinary gain of $12.6 representing unallocated negative goodwill from the Electrical Acquisition. The Company recorded an after tax extraordinary charge for early extinguishment of debt of $1.4 million in 2001 representing previously capitalized deferred financing fees written off in connection with the refinancing of Superior's $200.0 million senior subordinated notes, which refinancing under generally accepted accounting principles was treated as an extinguishment of debt

        As further discussed in Notes 1 and 14 to the December 31, 2002 consolidated financial statements, Alpine incurred a $388 million non-cash charge related principally to Superior's impairment of goodwill recorded in connection with the adoption of SFAS No. 142, a further non-cash impairment charge of $324.7 million related to Superior's annual assessment of goodwill impairment and a $90.4 million (after tax) charge for loss on asset sale and impairments. Including the impact of the aforementioned impairment charges, Alpine reported a net loss for 2002 of $874.6 million or $58.89 per diluted share. For the year ended December 31, 2001 the Company incurred a net loss of $31.0 million or $2.13 per diluted share.

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

        Superior's Communications Group sales for 2001 were $695.7 million, a decrease of 13% on a copper-adjusted basis as compared to 2000. The comparative sales decline in 2001 was due primarily to a 14% reduction in comparative sales of copper outside plant ("OSP") cables, which are used principally by telephone companies in the local loop segment of the telephony network. OSP cable sales were lower due to significantly reduced spending levels by major telephone company customers following implementation of budgetary spending constraints by such customers in the second half of 2001.

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

        DNE sales were $31.0 million for 2001, an increase of 3% as compared to 2000 sales of $30.0. Sales increases of communications and avionics products were largely offset by a decline in electronics manufacturing services revenue. The decline in electronics manufacturing services revenue was due to unfavorable conditions in the semiconductor equipment-manufacturing marketplace, where DNE's contract manufacturing business is highly leveraged. Gross margin percentage increased slightly in 2001, reflecting a higher mix high margin communication and avionics sales as compared to lower margin contract manufacturing.

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

        SG&A expenses in 2001 were $158.5 million, a decrease of 4% as compared to SG&A expenses of $164.7 million in 2000. The 2001 decrease in SG&A expense reflected a $6.2 million comparative reduction in corporate administrative expenses resulting from an administrative reorganization and cost reduction initiatives at Alpine corporate.

        Operating income in 2001 before restructuring and other charges and goodwill amortization was $117.4 million, a decline of $58.0 million as compared to 2000. Operating income after such charges in 2001 was $85.5 million, a decline of $53.9 million from 2000. The comparative decline in operating income for the current year was principally attributable to lower sales and profit margins in all of Superior's operations associated with the aforementioned general economic, industrial sector and telecom sector business conditions, partially offset by lower corporate expenses at Alpine.

        The Company incurred restructuring and other charges of $10.7 million during 2001 and $15.0 million during 2000. Superior incurred restructuring and other charges in 2001 of $3.0 million related to legal and professional fees associated with Superior's bank credit agreement amendment and with Superior's asset divestiture activities and $2.3 million related to restructuring activities in its Superior Israel operations. Alpine incurred restructuring and other charges of $5.4 million in 2001 related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees resulting from an administrative reorganization. The restructuring and other charges in 2000 included $12.4 million related to the restructuring and consolidation program in Superior's building wire (Electrical Group) operations and in Superior's Superior Israel operations and $2.6 million of start-up costs for Superior's Mexican magnet wire facility.

        Interest expense for 2001 was $119.9 million representing a decrease of $18.6 million from the prior year. The decrease in interest expense was the result of lower short-term (LIBOR) interest rates in 2001 as substantially all of the consolidated Company debt is linked to short-term interest rates.

        The Company incurred loss on investment in securities of $33.8 million in 2001 and $10.5 million in 2000. Such losses include realized losses on sale of ordinary shares of Cookson as well as the recognition in 2001 of unrealized losses on Cookson shares held for investment at December 31, 2001 to recognize declines in fair values of such investments judged to be other than temporary. The Cookson shares were received in connection with the sale in 1999 of Alpine's common equity ownership position in Premier.

        Other income, net amounted to $9.1 million in 2001 which included among other items, an $8.4 million gain on the sale of the Company's common equity ownership position in PolyVision. Other income in 2000 amounted to $6.9 million, which included dividend income from the Company's common equity investment in Cookson of $4.5 million.

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

Liquidity and Capital Resources

        As previously mentioned, prior to December 11, 2002 the consolidated financial statements of Alpine include the operating results and balance sheet of Superior. Superior has a highly leveraged capital structure with approximately $1.16 billion in debt as of December 31, 2002. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Superior received interim bankruptcy court approval for $95 million of a $100 million debtor-in-possession ("DIP") financing facility from lenders within its existing bank group in order to provide liquidity during the reorganization process. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, and holders of the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I will not receive any distribution under the contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization. However, there can be no assurance that such approval will be obtained, that the final restructuring and reorganization plan will contain the terms of Superior's current strategy or that such plan will be confirmed by the bankruptcy court or consummated. If the restructuring strategy is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interest. Alpine has a negative investment in Superior at December 31, 2002 of $865.9 million, thus Superior's restructuring should not adversely impact Alpine's financial condition.

        The following discussion of the Company's liquidity and capital resources excludes the accounts of Superior.

Alpine Holdco

        As previously discussed, in December 2002, in accordance with the terms of a definitive purchase agreement, dated October 31, 2002, as amended on December 11, 2002, Alpine, through its newly formed, wholly-owned subsidiary, Alpine Holdco, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., and (3) and approximately 47% of Superior Israel for a total purchase price of approximately $85 million in cash and issuance of a warrant enabling Superior to purchase 19.9% of the common stock of Essex Electric.

        The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Systems, Inc and its wholly-owned subsidiaries, DNE Manufacturing and Service Company ("Manufacturing") and DNE Technologies, Inc. ("Technologies" and, together with Alpine Holdco, Essex Electric, DNE Systems, Inc. and Manufacturing, the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition approximately $78 million was outstanding under the Loan Agreement. Following consummation of the acquisition, the borrowers under the Loan Agreement are Essex Electric, Manufacturing and Technologies.

        The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA, tangible net worth and accounts payable turnover, and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE Systems, Inc. and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE Systems Inc. in conjunction with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At December 31, 2002 the Companies had $19.2 million of borrowing availability under the Loan Agreement.

        In February 2003, Essex Electric sold inventory and certain property and equipment related to its industrial wire business for total cash proceeds of approximately $13 million.

Alpine Corporate

        During 2002 Alpine redeemed $10.1 aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million. Further, in February 2002, Alpine repaid loans totaling $22 million upon early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson (FTSE: CKSN.L). As a result of the above transactions, Alpine's total debt at December 31, 2002, exclusive of borrowings under the Loan Agreement, amounted to $3.1 million, including $2 million in 12.25% Senior Subordinated Notes due in July 2003.

        As of December 31, 2002 Alpine has unrestricted corporate cash and cash equivalents of approximately $3.7 million. As of December 31, 2002, Alpine also owned 3.8 million ordinary shares of Cookson (FTSE: CKSN.L) with a fair value of $1.2 million which is included in other assets. As a result of the Electrical Acquisition and Superior's subsequent bankruptcy filing, Alpine's current sources of liquidity include existing cash, cash equivalents and marketable securities and cash proceeds from asset sales. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Loan Agreement, Alpine is paid by Alpine Holdco an annual management fee of $1 million payable quarterly, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is limited by the Loan Agreement to amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco and $250,000 per year.

        Alpine estimates that capital expenditures for 2003 will approximate $8 to $9 million. Additionally, principal payments of $2.1 are due in 2003 on Alpine's Senior Subordinated Notes and other debt. Alpine historically is a party to a guaranty of Superior's obligations as tenant under a capital lease covering one of Superior's facilities. However, the facility and underlying lease are a valuable asset of Superior and it is anticipated that as part of its reorganization Superior will assume the lease and perform as tenant thereunder. The recorded balance of Superior's capital lease obligation was $5 million at December 31, 2002. Alpine Holdco also plans to conduct restructuring activities to rationalize manufacturing capacity and reduce working capital which are expected to result in restructuring costs of approximately $10 million during 2003. These restructuring activities in 2003 together with potential operating income shortfalls may result in violations of certain financial covenants under the Loan Agreement in 2003. As a result of the application of proceeds from the sale of the industrial wire business and working capital reductions through March 26, 2003, Alpine Holdco has reduced the outstanding balance of borrowings under the Loan Agreement to $51.1 million and at March 26, 2003 had a borrowing availability of $16.2 million. Alpine believes that existing cash and cash equivalents, cash provided by operations and working capital reductions together with borrowing under the Loan Agreement will be sufficient to meet its and Alpine Holdco's capital requirements for 2003. In the event of any covenant violations under the Loan Agreement, Alpine believes that it would be able to obtain the necessary waivers from its lenders. Furthermore, if necessary, Alpine believes it could obtain refinancing on terms and conditions generally consistent with the Loan Agreement. However, there can be no assurance that Alpine can obtain such waivers or that alternative financing will be available. Alpine Holdco was in violation of certain financial reporting covenants at March 31, 2003 and has received applicable waivers from the lenders extending the required filing date to April 30, 2003.

        Superior Israel's operations are funded and financed separately, with recourse to Superior Israel but otherwise on a non-recourse basis to Alpine, and include a $147 million credit facility consisting of a $113 million term loan and a $34 million revolving credit facility. At December 31, 2002, Superior Israel had $9.2 million in excess availability under its revolving credit facility.

Other

        As discussed under Item 5. "Market for Registrant's Securities and Related Security Holder Matters", trading in Alpine's common stock was suspended by the New York Stock Exchange (NYSE) on July 10, 2002 and Alpine's common stock was subsequently delisted. Alpine's common stock is currently traded on the OTC bulletin board under the symbol ALPG. The delisting of Alpine's stock could impact Alpine's ability to raise funds in the equity markets in the future.

Derivative Financial Instruments

        The market prices of copper, the Company's most significant raw material, and aluminum experience marked fluctuations, thereby subjecting the Company to commodity price risk. The Company, to a limited extent, uses or has used forward fixed price contracts to manage such commodity price risks. Additionally, the Company uses or has used foreign currency forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies to minimize the risk to the Company's cash flows related to fluctuations in foreign currency exchange rates. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties; however, the Company does not anticipate such nonperformance.

Accounting Policies

        The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 to the consolidated financial statements. Management believes that the application of policies regarding the establishment of allowances for accounts receivable and inventories, long-lived asset and goodwill impairment, valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

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

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Recoverability of goodwill is measured by a comparison of the carrying value to the fair value of a reporting unit in which the goodwill resides. If the carrying amount of a reporting unit exceeds its fair value an impairment charge is recognized to the extent the implied fair value of the reporting unit's goodwill exceeds its carrying value. The implied fair value of goodwill is the residual fair value, if any, after allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and all of the liabilities of the reporting unit. The fair value of reporting units is generally determined using a discounted cash flow approach. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived asset and goodwill impairment are subject to a high degree of judgment and complexity.

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

  New accounting standards

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance to eliminate the current requirements that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 in 2003 will result in the reclassification of gains and losses on early extinguishment of debt previously recognized as extraordinary items in the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate changes. A one percent increase in interest rates affecting Alpine Holdco's Loan Agreement and Alpine's long-term debt at December 31, 2002 would increase annual interest expense by approximately $0.7 million.

        Except for the historical information herein, the matters discussed in this annual report on form 10-K include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short term interest rates and foreign exchange rates, the impact of Superior's Chapter 11 filing and other risk factors detailed in the Company's most recent filings with the securities and exchange commission

Item 8. Financial Statements And Supplementary Data

        Alpine's consolidated financial statements as of December 31, 2002, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2002 and the reports of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 15 of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        On May 8, 2002, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors terminated the engagement of Arthur Andersen LLP ("AA") as the Company's independent public accountants.

        The audit reports issued by AA on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years December 31, 2001 and 2000, and the subsequent interim periods through May 8, 2002, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter of the disagreements in connection with AA's reports on the Company's consolidated financial statements for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided AA with a copy of the foregoing disclosures, and a letter from AA confirming its agreement with these disclosures was filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2002.

        On May 31, 2002, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, appointed Deloitte & Touche LLP to serve as the Company's independent public accountants for the year ending December 31, 2002.

        During the Company's fiscal years ended December 31, 2000 and 2001, and through May 31, 2002, the Company did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any of the other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors And Executive Officers Of Registrant

        The information required by this item will be filed by amendment to this Form 10-K.

Item 11. Executive Compensation

        The information required by this item will be filed by amendment to this Form 10-K.

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

        Information about the Company's equity compensation plans at December 31, 2002 was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation plans approved by security holders
—1987 Long-Term Equity Incentive Plan	405,506	6.1129	N/A
—1997 Stock Option Plan	1,244,628	14.7603	925,863
—1984 Restricted Stock Plan	—	—	92,721

Subtotal—security holder approved plans	1,650,134		1,018,584

Equity Compensation plans not approved by security holders
—Stock Compensation Plan for Non-Employee Directors (1)	337,906	10.6711	(5)
—Deferred Stock Account Plan (2)	263,372	10.0977	(5)
—Individual Stock Option Grants (3)	816,000	9.7209	—

Subtotal—security holder non-approved plans	1,417,278		—

Total—Equity Compensation Plans	3,067,412		1,018,584

(1)
The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Compensation Plan") in January, 1999. Under the Stock Compensation Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining among of the annual retainer and any meeting fees in the form of restricted stock options in lieu of cash payment. Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant. Awards of restricted stock and stock options under the Stock Compensation Plan vest upon the earliest of the following to occur: (1) the third anniversary of the date of grant; (ii) a non-employee director's death; and (iii) a change in control of the Company, as defined in the Stock Compensation Plan. Any shares issued pursuant to the Stock Compensation Plan will be issued from the Company's treasury stock.

(2)
The Company adopted the Deferred Stock Account Plan (the "Deferred Stock Account Plan") in March, 1999, an unfunded deferred compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, bonuses paid in shares of common stock of the Company (including shares of restricted stock) and shares issued upon stock option exercises. The Deferred Stock Account plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of these plans are held in irrevocable grantor trusts. Any shares issued pursuant to the Deferred Stock Account Plan will be issued from the Company's treasury stock.

(3)
In 1999 and 2000, the Company granted non-qualified stock options to purchase shares of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Stock options vest in equal annual installments over the three year period commencing on the first anniversary date of grant or, if earlier, will fully vest upon the occurrence of a change in control. Any shares issued upon exercise of these options will be issued from the Company's treasury stock.

(4)
Pursuant to the express terms of the 1987 Long-Term Equity Incentive Plan, no additional awards may be issued under this plan after 1997.

(5)
The plans not approved by stockholders do not contain a specified maximum number of shares that can be issued to participants. The number of shares issued depends upon the individual elections made by the participants in the plans. In respect of the Individual Stock Option Grants, the number of shares granted is determined at the date of grant by the Executive Compensation and Organization Committee of the Board of Directors of the Company. Any shares issued pursuant to these arrangements will be issued from the Company's treasury stock.

Item 13. Certain Relationships And Related Transactions

        The information required by this item will be filed by amendment to this Form 10-K.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

  (a)(1), (a)(2) See the separate section of this report following Item 15 for a list of financial statements and schedules filed herewith.

  (a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 15(c) below.

  (b) On December 26, 2002, the Company filed an Item 5 Form 8-K regarding the Electrical Acquisition.

  (c) Exhibits

Exhibit Number	Description
2(a)	Stock Purchase Agreement, dated February 14, 1992, by and between Alpine and Dataproducts Corporation, relating to the purchase of shares of capital stock of DNE Systems, Inc. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of Alpine dated March 2, 1992).
2(b)	Agreement and Plan of Merger, dated as of June 17, 1993 and amended on September 24, 1993, by and between Alpine and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 2 to the Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Securities and Exchange Commission (the "Commission") on October 5, 1993).
2(c)	Share Purchase Agreement, dated as of May 5, 1998, among CLAL Industries and Investments Ltd., ISAL Holland B.V. and Halachoh Hane'eman Hashivim Veshmona Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated May 5, 1998).
2(d)	Asset Purchase Agreement, dated October 2, 1998, among Cables of Zion United Works Ltd., Cvalim-The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel) Ltd. (incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K of the Company dated December 31, 1998).
2(e)	Amendment No. 1 to Asset Purchase Agreement, dated December 31, 1998, among Cables of Zion United Works Ltd., Cvalim-The Electric Wire and Cable Company of Israel Ltd. and Dash Cable Industries (Israel)Ltd. (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of the Company dated December 31, 1998).
2(f)	Agreement and Plan of Merger, dated as of May 28, 1999, among Cookson Group plc, PRI Acquisition, Inc., Alpine and Premier Refractories International Inc. (incorporated herein by reference to Exhibit 2(o) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1999 (the "1999 10-K")).
2(g)	Purchase Agreement, dated October 31, 2002, by and among Superior TeleCom Inc., Superior Telecommunications Inc., Essex International Inc., Essex Group, Inc., The Alpine Group, Inc. and Alpine Holdco Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended September 30, 2002).
3(a)	Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 10-K")).
3(b)	Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-53434) of Alpine, as filed with the Commission on May 12, 1993).

3(c)	Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1989).
3(d)	Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(c)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K")).
3(e)	Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994).
3(f)	Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible Senior Preferred Stock of the Company (incorporated herein by reference to Exhibit 3(f)to the 1995 10-K).
3(g)	By-laws of Alpine (incorporated herein by reference to Exhibit 3(g)to the 1995 10-K).
4(a)	Indenture, dated as of July 15, 1995, by and among Alpine, Adience, Inc., Superior Telecommunications Inc. ("STI"), Superior Cable Corporation and Marine Midland Bank ("Marine Midland"), as trustee (incorporated herein by reference to Exhibit 10(ee)to the 1995 10-K).
4(b)	Supplemental Indenture to the above Indenture, dated as of October 2, 1996, among Alpine, STI, Adience, Inc., Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(b)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1997 (the "1997 10-K")).
4(c)	Second Supplemental Indenture to the above Indenture, dated as of January 31, 1997, among Alpine, STI, Adience, Inc., Superior Cable Corporation and Marine Midland, as trustee (incorporated herein by reference to Exhibit 4(c)to the 1997 10-K).
4(d)	Pledge Agreement, dated as of July 21, 1995, by and between Alpine and Marine Midland (incorporated herein by reference to Exhibit 10(ff)to the 1995 10-K).
4(e)	Amendment, dated as of October 2, 1996, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(e)to the 1997 10-K).
4(f)	Amendment No. 2, dated as of January 27, 1997, between Alpine and Marine Midland, as trustee, to the above Pledge Agreement (incorporated herein by reference to Exhibit 4(f)to the 1997 10-K).
4(g)	Rights Agreement, dated as of February 17, 1999, between Alpine and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of Alpine, as filed with the Commission on February 18, 1999).
4(h)	Amendment No. 1, dated March 10, 2003, to the Rights Agreement, dated as of February 17, 1999, between The Alpine Group, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpine filed on March 11, 2003).
10(a)	Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No. 33-9978)of Alpine, as filed with the Commission on October 5, 1993 (the "S-4 Registration Statement")).
10(b)	Amended and Restated 1987 Long-Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement).

10(c)	Employee Stock Purchase Plan of Alpine (incorporated herein by reference to Exhibit B to the proxy statement of Alpine dated August 22, 1997).
10(d)	1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(tt)to the 1997 10-K).
10(e)	Stock Compensation Plan for Non-Employee Directors of Alpine (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 30, 1999).
10(f)	Lease Agreement by and between ALP(TX)QRS 11-28, Inc., and Superior TeleTec Transmission Products, Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i)to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1994).
10(g)	First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX)QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o)to the 1995 10-K).
10(h)	Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the 1995 10-K).
10(i)	Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933)of Superior TeleCom, as filed with the Commission on August 9, 1996, as amended (the "TeleCom S-1")).
10(j)	First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and ALP (TX)QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the TeleCom S-1).
10(k)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(q) Annual Report on Form 10-K of Alpine for the year ended April 30, 1996 (the "1996 10-K").
10(l)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Stewart H. Wahrsager (incorporated herein by reference to Exhibit 10(r) to the 1996 10-K).
10(m)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and David S. Aldridge (incorporated herein by reference to Exhibit 10(u)to the 1996 10-K).
10(n)	Addendum No. 1 to the Application to Open an Account, dated December 29, 1998, between Cables of Zion United Works Ltd. and Bank Hapoalim B.M. (incorporated herein by reference to Exhibit 3 to the Current Report on Form 8-K of the Company dated December 31, 1998).
10(o)	Letter Agreement between the Company and Superior TeleCom, dated October 8, 1996, relating to a capital contribution by the Company to Superior TeleCom (incorporated herein by reference to Exhibit 10.2 to the TeleCom S-1).
10(p)	Letter Agreement between the Company and Superior TeleCom, dated October 2, 1996, relating to tax indemnification (incorporated herein by reference to Exhibit 10.5 to the TeleCom S-1).
10(q)	Tax Allocation Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and its subsidiaries (incorporated herein by reference to Exhibit 10.9 to the TeleCom S-1).
10(r)	Exchange Agreement between the Company and Superior TeleCom, dated October 2, 1996 (incorporated herein by reference to Exhibit 10.10 to the TeleCom S-1).

10(s)	Registration Rights Agreement, dated October 2, 1996, between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.11 to the TeleCom S-1).
10(t)	Services Agreement, dated October 2, 1996 (the "Services Agreement"), between the Company and Superior TeleCom (incorporated herein by reference to Exhibit 10.4 to the TeleCom S-1).
10(u)	Amendment No. 1, dated as of May 1, 1997, to the Services Agreement (incorporated herein by reference to Exhibit 10(pp)to the 1997 10-K).
10(v)	Amendment No. 2, dated as of May 1, 1998, to the Services Agreement (incorporated herein by reference to Exhibit 10(uu)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1998).
10(w)	Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(ll)to the 1999 10-K).
10(x)	Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(mm)to the 1999 10-K).
10(y)	Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(nn)to the 1999 10-K).
10(z)	Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the "Superior 1999 10-K").
10(aa)	Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX)QRS 11-28, Inc., Superior TeleCom and Alpine (incorporated herein by reference to Exhibit 10(y)to the Superior 1999 10-K).
10(bb)	Amendment No. 3, dated as of May 1, 1999, to the Services Agreement (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2000).
10(cc)	The Alpine Group, Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K").
10(dd)	The Alpine Group, Inc. Deferred Cash Account Plan (incorporated herein by reference to Exhibit 10(tt) to the 2000 10-K).
10(ee)	Amendment dated as of January 1, 2001, to the Services Agreement between The Alpine Group, Inc. and Superior TeleCom Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2001).
10(ff)	Reimbursement Agreement, dated as of November 30, 2001 among The Alpine Group, Inc., Superior Telecommunications Inc. and Superior TeleCom Inc. (incorporated herein by reference to Exhibit 10(qq) to the Annual Report on Form 10-K of Superior TeleCom for the year ended December 31, 2001 ("the Superior 2001 10-K").
10(gg)	Amendment Number One to The Alpine Group, Inc. Senior Executive Retirement Plan (Amended and Restated as of January 1, 2001) (incorporated herein by reference to Exhibit 10(ggg) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2001 (the "2001 10-K").
10(hh)	Amendment Number One to The Alpine Group, Inc. Deferred Cash Account Plan (incorporated herein by reference to Exhibit (hhh) to the 2001 10-K).
10(ii)	Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Superior 2001 10-K).

10(jj)	Loan and Security Agreement, dated as of December 11, 2002, by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation (Southern), as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as a credit party (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpine filed on December 26, 2002).
10(kk)	PIK Note dated as of May 20, 2002 by Superior Telecommunications Inc. in favor of The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended June 30, 2002).
10(ll)*	Amendment, dated January 3, 2003, to the Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum.
10(mm)*	Amended and Restated Employment Agreement, dated as of December 11, 2002, between Essex Electric Inc. and Harold M. Karp.
10(nn)*	Management agreement dated December 11, 2002, between Alpine and Alpine Holdco Inc.
10(oo)*	Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc.
21*	List of Subsidiaries
23(a)*	Consent of Deloitte & Touche LLP
23(b)*	Notice regarding consent of Arthur Andersen LLP
99.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: April 15, 2003

THE ALPINE GROUP, INC.
By:	/s/ STEVEN S. ELBAUM Chairman Of The Board And Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 15, 2003
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 15, 2003
/s/ KENNETH G. BYERS Kenneth G. Byers	Director	April 15, 2003
/s/ RANDOLPH HARRISON Randolph Harrison	Director	April 15, 2003
/s/ JOHN C. JANSING John C. Jansing	Director	April 15, 2003
/s/ JAMES R. KANELY James R. Kanely	Director	April 15, 2003
/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 15, 2003

CERTIFICATIONS

I, Steven S. Elbaum, certify that:

1.
I have reviewed this annual report on Form 10-K of The Alpine Group, Inc.:

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: April 15, 2003

/s/ STEVEN S. ELBAUM
Steven S. Elbaum Chief Executive Officer

CERTIFICATIONS

I, David S. Aldridge, certify that:

1.
I have reviewed this annual report on Form 10-K of The Alpine Group, Inc.:

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ DAVID S. ALDRIDGE
David S. Aldridge Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors,
The Alpine Group, Inc.
Atlanta, Georgia

        We have audited the accompanying consolidated balance sheet of The Alpine Group, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedules as of December 31, 2001 and for each of the two years in the period then ended, before the revisions to Note 1, 6 and 21 of the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein, in their report dated April 2, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such 2002 financial statement schedules, when considered in relation to the basic 2002 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the financial statements of The Alpine Group, Inc. and subsidiaries as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

  1.
  Note 1 includes the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets that are no longer being amortized to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and related loss-per-share amounts.

  2.
  Note 6 includes summarized financial information for Superior TeleCom Inc. as of December 31, 2001 and for the years ending December 31, 2001 and 2000. Our audit procedures with respect to these disclosures for 2001 and 2000 included (a) agreeing the information presented to the 2001 and 2000 financial statements of Superior TeleCom Inc. contained in its 2001 annual report on Form 10-K filed with the Securities and Exchange Commission, and (b) testing the mathematical accuracy of the summarization of such financial information.

  3.
  As described in Note 21 segment information for 2001 and 2000 has been restated to present the components of the Company's reportable segments resulting from a change in organizational structure as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our audit procedures with respect to these disclosures for 2001 and 2000 included agreeing the restated information and the additional information regarding customers of DNE Systems Inc. to the Company's underlying records obtained from management.

        In our opinion, the above disclosures for 2001 and 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
April 7, 2003

REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

        The following report is a copy of a report previously issued by Arthur Andersen LLP and it has not been reissued by Arthur Andersen LLP.

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

/s/Arthur Andersen LLP
Atlanta, Georgia
April 2, 2002

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,139	$52,534
Restricted cash	—	3,835
Accounts receivable, net	62,864	201,376
Inventories, net (Note 2)	81,198	263,210
Other current assets	10,443	41,168

Total current assets	162,644	562,123
Property, plant and equipment, net (Note 3)	15,384	510,120
Long-term investments and other assets (Note 6)	5,093	126,328
Goodwill, net	—	753,580

Total assets	$183,121	$1,952,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$124,388
Current portion of long-term debt (Note 9)	2,151	106,343
Accounts payable	16,588	110,964
Accrued expenses (Note 7)	18,850	107,138
Deferred income taxes	15,454	—

Total current liabilities	53,043	448,833
Long-term debt, less current portion (Note 9)	69,886	1,162,644
Minority interest in subsidiaries	—	44,847
Deferred income taxes	20,533	82,481
Other long-term liabilities	1,887	31,237

Total liabilities	145,349	1,770,042

Accumulated losses in excess of net investment in Superior (Note 6)	865,887	—
Warrant (Note 5)	1,000	—
Subsidiary-obligated Mandatorily Redeemable Trust Convertible Preferred Securities of Superior Trust I holding solely convertible debentures of Superior, net of discount	—	136,040
Commitments and contingencies (Notes 9 and 16)
Stockholders' equity (deficit):
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; (22,084,694 and 21,923,705 shares issued at December 31, 2002 and 2001, respectively)	2,208	2,192
Capital in excess of par value	165,195	163,425
Accumulated other comprehensive deficit	(11,597)	(7,929)
Accumulated deficit	(890,221)	(15,582)

	(733,988)	142,533
Treasury stock, at cost (7,963,203 and 8,018,495 shares at December 31, 2002 and 2001, respectively)	(94,574)	(95,592)
Receivable from stockholders	(553)	(872)

Total stockholders' equity (deficit)	(829,115)	46,069

Total liabilities and stockholders' equity (deficit)	$183,121	$1,952,151

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31
	2002	2001	2000
Net sales	$1,402,420	$1,747,302	$2,049,048
Cost of goods sold	1,232,619	1,471,409	1,708,920

Gross profit	169,801	275,893	340,128
Selling, general and administrative expenses	142,477	158,461	164,725
Restructuring and other charges	36,485	10,749	14,961
Loss on asset sale and impairments (Notes 1 and 14)	463,716	—	—
Amortization of goodwill	—	21,163	21,065

Operating income (loss)	(472,877)	85,520	139,377
Interest expense	(105,319)	(119,902)	(138,539)
Loss on investments in securities	(4,085)	(33,818)	(10,545)
Gain on sale of PolyVision equity investment	—	8,353	—
Other income (expense), net	(1,794)	730	6,869

Loss from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change	(584,075)	(59,117)	(2,838)
Benefit (provision) for income taxes	95,514	20,574	(1,119)

Loss from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change	(488,561)	(38,543)	(3,957)
Distributions on preferred securities of subsidiary trust	(15,223)	(15,362)	(15,145)

Loss from continuing operations before minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change	(503,784)	(53,905)	(19,102)
Minority interest in losses of subsidiaries	3,462	17,126	6,148
Equity in net (loss) earnings of affiliate	(136)	1,300	1,706

Loss from continuing operations before extraordinary items and cumulative effect of accounting change	(500,458)	(35,479)	(11,248)
Income from discontinued operations	—	5,935	—

Loss before extraordinary items and cumulative effect of accounting change	(500,458)	(29,544)	(11,248)

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31
	2002	2001	2000
Extraordinary items:
Gain (loss) on early extinguishment of debt, net of income tax (benefit) of $833 and $(864), respectively	1,389	(1,440)	—
Gain from unallocated negative goodwill	12,554	—	—
Cumulative effect of accounting change for goodwill impairment net of minority interest	(388,086)	—	—

Net loss	(874,601)	(30,984)	(11,248)
Preferred stock dividends	(38)	(38)	(46)

Net loss applicable to common stock	$(874,639)	$(31,022)	$(11,294)

Net loss per share of common stock:
Basic:
Loss from continuing operations	$(33.70)	$(2.43)	$(0.77)
Income from discontinued operations	—	0.41	—
Extraordinary items	0.94	(0.10)	—
Cumulative effect of accounting change	(26.13)	—	—

Net loss per basic share of common stock	$(58.89)	$(2.12)	$(0.77)

Diluted:
Loss from continuing operations	$(33.70)	$(2.44)	$(0.77)
Income from discontinued operations	—	0.41	—
Extraordinary items	0.94	(0.10)	—
Cumulative effect of accounting change	(26.13)	—	—

Net loss per diluted share of common stock	$(58.89)	$(2.13)	$(0.77)

Weighted average shares outstanding:
Basic	14,851	14,629	14,779

Diluted	14,851	14,629	14,779

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Year Ended December 31,
	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock:
Balance at beginning of period	21,923,705	$2,192	21,763,055	$2,176	21,663,041	$2,166
Exercise of stock options	—	—	—	—	18,500	2
Employee stock purchase plan	153,053	15	152,657	15	65,801	6
Compensation expense related to stock options and grants	7,936	1	7,993	1	15,713	2

Balance at end of period	22,084,694	2,208	21,923,705	2,192	21,763,055	2,176

Capital in excess of par value:
Balance at beginning of period		163,425		162,912		158,268
Effect of subsidiaries' equity transactions		1,410		(789)		1,120
Exercise of stock options and warrants		—		—		593
Employee stock purchase plan		124		217		411
Compensation expense related to stock options and grants		236		1,085		2,520

Balance at end of period		165,195		163,425		162,912

9% cumulative convertible preferred stock:
Balance at beginning of period	427	427	427	427	427	427

Balance at end of period	427	427	427	427	427	427

Accumulated other comprehensive income (deficit):
Balance at beginning of period		(7,929)		(18,910)		451
Foreign currency translation adjustment		1,104		(1,513)		(1,860)
Additional minimum pension liability (net of tax benefit of $3,554 and $612 at December 31, 2002 and 2001, respectively)		(6,316)		(654)		55
Realized net losses in value of securities (net of tax benefit of $2,851, $15,914, and $4,218)		4,277		23,872		6,327
Change in unrealized gains on securities, (net of tax benefit of $2,011, $5,022 and $11,704)		(4,258)		(10,678)		(23,883)
Change in unrealized gain on derivatives		1,525		(46)		—

Balance at end of period		(11,597)		(7,929)		(18,910)

Retained earnings (accumulated deficit):
Balance at beginning of period		(15,582)		15,762		27,056
Net loss		(874,601)		(30,984)		(11,248)
Dividends on preferred stock		(38)		(38)		(46)
Compensation expense related to stock options and grants		—		(322)		—

Balance at end of period		(890,221)		(15,582)		15,762

Treasury stock:
Balance at beginning of period	(8,018,495)	(95,592)	(8,050,646)	$(96,824)	(7,418,534)	$(92,396)
Purchase of treasury stock	(37,712)	(76)	(87,650)	(181)	(682,443)	(5,051)
Stock options and grants	93,004	1,094	119,801	1,413	50,331	623

Balance at end of period	(7,963,203)	(94,574)	(8,018,495)	(95,592)	(8,050,646)	(96,824)

Receivable from stockholders:
Balance at beginning of period		(872)		(913)		(989)
Compensation expense related to stock options and grants		319		41		76

Balance at end of period		(553)		(872)		(913)

Total stockholders' equity (deficit)		(829,115)		$46,069		$64,630

Comprehensive loss		$(878,269)		$(20,003)		$(30,609)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Loss from continuing operations before extraordinary items and cumulative effect of accounting change	$(500,458)	$(35,479)	$(11,248)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	41,270	67,613	63,370
Loss on asset sale and impairments	481,766	—	—
Deferred distributions on subsidiary Trust Convertible Preferred Securities	15,424	7,775	—
Loss on investments in securities	4,085	33,818	10,545
Gain on sale of PolyVision equity investment	—	(8,353)	—
Amortization of deferred debt issuance costs and accretion of debt discount	14,622	8,978	6,060
Interest costs satisfied by payment-in-kind notes	14,170	—	—
Compensation expense related to stock options and grants	1,650	2,218	2,720
Provision (benefit) for deferred income taxes	(52,248)	(17,162)	(7,394)
Minority interest in losses of subsidiary	(3,462)	(17,126)	(6,148)
Equity in loss (earnings) of affiliate	136	(1,300)	(1,706)
Change in assets and liabilities, net of effects from businesses acquired:
Accounts receivable	9,665	75,041	(18,575)
Inventories	55,325	(4,266)	52,097
Other current assets	(33,426)	3,831	2,427
Other assets	1,897	(4,822)	1,284
Accounts payable and accrued expenses	(48,669)	(52,950)	2,836
Other, net	6,768	(3,077)	(2,155)

Cash flows provided by operating activities	8,515	54,739	94,113

Cash flows from investing activities:
Acquisitions, net of cash acquired	(87,412)	—	—
Capital expenditures	(10,016)	(27,264)	(78,443)
Proceeds from marketable securities	18	7,841	—
Proceeds from sale of investment in PolyVision Corporation	—	41,393	—
Purchase of investment in derivatives	—	(4,125)	—
Proceeds from sale of assets	84,036	6,396	10,195
Proceeds from sale of investment	23,530	10,022	42,958
Superior Israel customer loans, net	6,157	(13,018)	(23,989)
Restricted cash	87	3,904	(7,739)
Other	765	(7)	1,450

	Year Ended December 31,
	2002	2001	2000
Cash flows provided by (used for) investing activities	17,165	17,301	(47,727)

Cash flows from financing activities:
Short-term borrowings, net	894	(35,612)	19,631
Borrowings (repayments) under revolving credit facilities, net	18,079	47,097	(8,986)
Long-term borrowings	1,479	40,791	61,232
Repayments of long-term borrowings	(72,012)	(92,807)	(107,156)
Proceeds from exercise of stock options	139	—	595
Debt issuance costs	(5,891)	(2,269)	(4,597)
Dividends on preferred stock	(38)	(38)	(46)
Purchase of treasury stock	(76)	(181)	(5,051)
Other	—	1,120	1,722

Cash flows used for financing activities	(57,426)	(41,899)	(42,656)

Net increase (decrease) in cash and cash equivalents	(31,746)	30,141	3,730
Effect of deconsolidation of subsidiary	(12,710)	—	—
Effect of exchange rate changes on cash	61	(160)	(719)
Cash and cash equivalents at beginning of year	52,534	22,553	19,542

Cash and cash equivalents at end of year	$8,139	$52,534	$22,553

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$87,736	$126,390	$124,831

Cash paid for income taxes, net of refunds	$(21,537)	$4,828	$7,355

Noncash investing and financing activities:
Deconsolidation of subsidiary:
Current assets	$287,389	$—	$—
Other assets	338,904	—	—
Current liabilities	(1,271,594)	—	—
Other liabilities	(83,424)	—	—
Redeemable preferred stock	(137,162)	—	—

Net investment	$(865,887)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

  Basis of presentation and description of business

        The accompanying consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The Company records all affiliate companies with ownership greater than 20%, but not majority-controlled using the equity method of accounting. Other investments representing ownership of less than 20% are recorded at cost.

        Prior to December 11, 2002, Alpine's operations include the consolidated results of its then majority-controlled subsidiary Superior TeleCom, Inc. ("Superior") and Superior's then majority-owned subsidiary Superior Cables Ltd. ("Superior Israel"). As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior through December 11, 2002, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems Inc. (the "Electrical Acquisition")-(see Note 5), certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Israel from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Israel are accounted for under the equity method and are no longer consolidated with Alpine.

        As discussed above, prior to December 11, 2002 the consolidated financial statements of Alpine included the operating results and balance sheet of Superior. Superior has a highly leveraged capital structure with approximately $1.16 billion of debt at December 31, 2002. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Superior received interim bankruptcy court approval for $95 million of a $100 million debtor-in-possession ("DIP") financing facility from lenders within its existing bank group in order to provide liquidity during the reorganization process. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, and holders of the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I will not receive any distribution under the contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization. However, there can be no assurance that such approval will be obtained, that the final restructuring and reorganization plan will contain the terms of Superior's current strategy or that such plan will be confirmed by the bankruptcy court or consummated. If the restructuring strategy is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interest.

        As a result of the net losses incurred by Superior in 2002, Alpine had recorded losses in excess of its investment in Superior of $865.9 million at December 11, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior, nor is Alpine liable for nor has it guaranteed any debt or other obligations of Superior (other than certain capital lease obligations of Superior). Alpine's results subsequent to December 11, 2002 will include 100% of any earnings reported by Superior until the negative investment is eliminated, and Alpine will not record any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative investment). If Superior's currently contemplated restructuring strategy is ultimately confirmed by the bankruptcy court, Alpine's equity interest in Superior would be eliminated.

        Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company and, prior to December 11, 2002, its principal operations were comprised of the activities of Superior. Superior is a manufacturer and supplier of telecommunications wire and cable products to telephone companies, distributors and system integrators; magnet wire and insulation materials for motors, transformers and electrical controls; and prior to December 11, 2002, building and industrial wire for applications in commercial and residential construction and industrial facilities. Superior operates manufacturing and distribution facilities in the United States, the United Kingdom and Mexico. Subsequent to the Electrical Acquisition, Alpine's principal operations consist of the ongoing building and industrial wire business previously conducted by Superior, DNE Systems Inc. and its equity method investments in Superior and Superior Israel.

        In November 2001, Alpine sold its common and preferred equity investment in its 48% owned equity-method investee, PolyVision Corporation ("PolyVision"), resulting in a pre-tax gain of $8.4 million.

  Cash and cash equivalents

        All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

  Restricted cash

        Restricted cash is restricted to repayment of certain debt, payment of certain obligations of subsidiaries or payment of certain income tax liabilities.

  Marketable securities

        Short-term investments in marketable securities are classified as trading securities and are stated at fair value. Net unrealized holding gains and losses are included in other income and net realized gains and losses are determined at the time of sale on the specific identification basis. Long-term investments in marketable securities are classified as available-for-sale. Unrealized holding gains and losses are included in other comprehensive income net of any related tax effect unless it is determined that an other than temporary impairment has occurred at which time the losses are recorded in earnings.

  Inventories

        Inventories are stated at the lower of cost or market. At December 31, 2002, cost for substantially all inventory is determined using the last-in, first-out ("LIFO") method. Cost at December 31, 2001 for Superior's communication products was determined using the first-in, first-out ("FIFO") method and the LIFO method for Superior's OEM and Electrical products. Inventories include costs of materials, labor and manufacturing overhead. See Note 2.

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

        Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the years ended December 31, 2002, 2001 and 2000, $.2 million, $1.4 million, and $5.0 million of interest, respectively, was capitalized in connection with various capital projects.

  Goodwill

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $754 million in goodwill was included as an asset in Alpine's consolidated balance sheet, substantially all of which related to recorded goodwill of Superior. Changes in goodwill for the year ended December 31, 2002 are described below. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment. If the carrying value (including goodwill) of any reporting unit exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill exists resulting in a charge to earnings to the extent of goodwill impairment.

        The transitional rules for implementing SFAS No. 142 provide that an initial assessment as to whether there is an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 requires that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, as of January 1, 2002.

        Superior completed its determination of initial goodwill impairment in August 2002. The application of this new standard and the impact of recent economic conditions and industry specific conditions affecting Superior's business segments resulted in a non-cash goodwill impairment charge at Superior of $424 million including $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. The cumulative effect of the accounting change as presented in the accompanying statement of operations is summarized as follows (millions):

Superior's goodwill impairment loss	$424
Additional goodwill impairment recorded by Alpine	3
Less: Impairment allocable to Superior's minority interest	(39)

$388

        As required by SFAS No. 142, the Company performed its annual assessment of goodwill impairment in the fourth quarter of 2002. As a result of generally depressed economic conditions and specific industry conditions in the telecommunications industry Superior's operating income and results of operations continued to decline during 2002. Based on that trend, the earnings forecast for the next five years was revised and in the fourth quarter of 2002, Superior recognized an additional goodwill impairment loss of $324.7 million in its OEM ($73.4 million) and Communications ($251.3 million) reporting units since the carrying amount of the reporting unit was greater than the fair value of the reporting unit (as determined using the expected present value of expected future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. Superior's impairment charge was fully recognized (without allocating any of the loss proportionately to minority interest) in Alpine's consolidated statement of operations. The impairment charge resulted in the write-off of all remaining goodwill.

        Prior to the adoption of SFAS No. 142, the excess of the purchase price over the net identifiable assets of businesses acquired was amortized ratably over periods not exceeding 40 years and periodically assessed for recoverability by determining if the carrying amount exceeded the undiscounted cash flows of the acquired operations. Accumulated amortization of goodwill at December 31, 2001 was $70.5 million.

        The table below, which provides SFAS No. 142 transitional disclosures, reconciles the reported net loss applicable to common stock (and related per share data) to an adjusted net loss applicable to common stock (and related per share data) adjusted to exclude amortization expense related to goodwill that is no longer required.

	Year Ended December 31,
	2002	2001	2000
Reported net loss applicable to common stock	$(874,639)	$(31,022)	$(11,294)
Goodwill amortization	—	21,163	21,065

Adjusted net income (loss)	$(874,639)	$(9,859)	$9,771

Basic income (loss) per share of common stock:
Reported net loss	$(58.89)	$(2.12)	$(0.77)
Goodwill amortization	—	1.45	1.43

Adjusted net income (loss)	$(58.89)	$(0.67)	$0.66

Reported loss before extraordinary items and cumulative effect of accounting change applicable to common stock	$(500,458)	$(29,582)	$(11,294)
Goodwill amortization	—	21,263	21,065

Adjusted income (loss) before extraordinary items and cumulative effect of accounting change applicable to common stock	$(500,458)	$(8,319)	$9,771

Basic income (loss) per share of common stock:
Reported net loss before extraordinary items and cumulative effect of accounting change	$(33.70)	$(2.02)	$(0.77)
Goodwill amortization	—	1.45	1.43

Adjusted income (loss) before extraordinary items and cumulative effect of accounting change	$(33.70)	$(0.57)	$0.66

  Deferred financing costs

        Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on an effective interest rate basis and are charged to operations as additional interest expense. Total deferred financing fees at December 31, 2002 and 2001 were approximately $2.1 million and $31.3 million, respectively.

  Amounts due customers

        Included in accrued expenses at December 31, 2002 and 2001 are certain amounts due customers totaling $7.3 million and $11.9 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

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

        All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company engages in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income with any ineffective portion immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. At December 31, 2002, the Company does not have any outstanding derivative financial instruments.

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

  Stock-Based Compensation Plans

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS

No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(874,601)	$(30,984)	$(11,248)
Add stock-based employee compensation expense included in reported net loss, net of tax	1,690	2,730	2,405
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,977)	(6,342)	(7,940)

Pro forma net loss	$(875,888)	$(34,596)	$(16,783)

Net loss per share:
Basic—as reported	$(58.89)	$(2.12)	$(0.77)
Basic—pro forma	(58.98)	(2.36)	(1.14)
Diluted—as reported	(58.89)	(2.13)	(0.77)
Diluted—pro forma	(58.98)	(2.36)	(1.14)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0% for each year; expected volatility of 99%, 79% and 77%, risk-free interest rate of 2.64%, 4.16% and 5.11%, and expected life of two years for all periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the years ended December 31, 2002, 2001 and 2000, was $0.71, $1.21 and $5.11, respectively.

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

  Research and development costs

        Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2002, 2001 and 2000, amounted to $8.5 million, $9.0 million and $7.2 million, respectively.

  Advertising costs

        Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2002 and 2001 amounted to $2.4 million and $2.1 million, respectively.

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

  Earnings per share

        Basic earnings per common share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming (i) the conversion of outstanding stock options, warrants and grants under the treasury stock method, (ii) the conversion of convertible preferred stock and (iii) the dilution in subsidiary earnings resulting from the assumed conversion of subsidiary stock options and grants, if dilutive.

  Comprehensive income

        Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, changes in the fair value of derivatives and minimum pension liability adjustments.

        The components of accumulated other comprehensive deficit at December 31, 2002 consisted of foreign currency translation adjustment of $(4.0) million and additional minimum pension liability of $(7.6) million.

  Concentration of risk and allowance for doubtful accounts

        Accounts receivable are net of allowances for doubtful accounts of $0.4 million and $8.4 million at December 31, 2002 and 2001, respectively. The Company determines the allowance based on its historical write-off experience and a review of certain specific accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. See Note 21 for concentrations of risk within the Company's business segments.

  Impairment of Long-Lived Assets

        The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 provides a single accounting model for long-lived assets to be held and used or disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset group. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Use of estimates

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

  New accounting standards

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate any material impact on its results of operations or financial position related to implementation of SFAS No. 143.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance to eliminate the current requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 in 2003 will result in the reclassification of gains and losses on early extinguishment of debt previously recognized as extraordinary items in the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

2. Inventories

        At December 31, 2002 and 2001, the components of inventories are as follows:

	December 31, 2002	December 31, 2001
	(in thousands)
Raw materials	$4,933	$37,743
Work in process	10,167	35,148
Finished goods	66,098	185,688

	81,198	258,579
LIFO reserve	—	4,631

	$81,198	$263,210

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

        Inventories valued using the LIFO method amounted to $74.1 million and $149.8 million at December 31, 2002 and 2001, respectively. During the year ended December 31, 2000, inventory quantities were reduced which resulted in a LIFO layer liquidation. The impact of the liquidation reduced net loss by $0.8 million.

3. Property, plant and equipment

        At December 31, 2002 and 2001, property, plant and equipment consisted of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Land	$3,189	$23,602
Buildings and improvements	3,393	144,774
Machinery and equipment	8,972	499,362
Construction in progress	924	—

	16,478	667,738
Less accumulated depreciation	1,094	157,618

	$15,384	$510,120

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $40.2 million, $45.4 million and $41.3 million, respectively.

4. Discontinued operations

        On August 6, 1999, Alpine completed the disposition of its subsidiary Premier Refractories International Inc. (the "Premier Disposition") through the merger of Premier and a wholly-owned subsidiary of Cookson, a London Stock Exchange listed company. The Company accounted for Premier as a discontinued operation. For the year ended December 31, 2001, the Company recorded income from discontinued operations of $5.9 million representing a reduction in certain tax liabilities accrued in 1999 in connection with the Premier Disposition. The Company has made appropriate provisions for all remaining obligations related to its disposition of Premier.

5. Acquisitions

  Electrical Acquisition

        On December 11, 2002, in accordance with the terms of a definitive purchase agreement dated October 31, 2002, as amended on December 11, 2002, Alpine, through Alpine Holdco, Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model. The Company believes the acquisition will allow it to maximize its return on the electrical wire business by facilitating access to financing for capital investments in equipment modernization and plant logistics upgrades which management believes are necessary for the electrical wire business to reduce its manufacturing costs and enable it to be consistently profitable in a highly competitive environment. Prior to the acquisition, access to capital financing was not readily available due to Superior's highly leveraged capital structure.

        In connection with the Electrical Acquisition, Alpine, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, has agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and

Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement in 2002 was $10.8 million and the cost for administrative services for 2002 was $0.3 million.

        Prior to the Electrical Acquisition, Alpine's operations included the consolidated results of Superior and its subsidiaries (see Note 1) including the operations acquired in the Electrical Acquisition. In connection with the Electrical Acquisition, Alpine relinquished certain indirect common share voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods subsequent to the Electrical Acquisition Superior's results are not consolidated with Alpine.

        The portion of the Electrical Acquisition attributable to the non-controlling interest in Superior has been accounted for as a purchase and Alpine's consolidated financial statements for periods subsequent to the acquisition date reflect the pro rata allocation of the purchase price. Assets acquired and liabilities assumed with respect to Alpine's 48.9% interest in Superior were recorded at their historical cost basis. The historical cost of these assets and liabilities in excess of the allocable purchase price was recorded as a reduction in Alpine's investment in Superior. The following table summarizes the assets acquired and liabilities assumed at the date of acquisition:

	At December 11, 2002
	Non-controlling Interest	Alpine's Interest	Total
	(in thousands)
Current assets	$78,700	$77,757	$156,457
Assets held for sale	1,453	1,397	2,850
Other assets	14,400	13,528	27,928
Current liabilities	(12,470)	(11,788)	(24,258)
Deferred income taxes	(8,847)	(15,470)	(24,317)
Other liabilities	(166)	(160)	(326)

Net assets acquired	73,070	65,264	138,334
Negative goodwill allocated to certain acquired assets	(13,958)		(13,958)
Unallocated negative goodwill	(12,554)		(12,554)
Historical cost of net assets acquired in excess of allocable purchase price		(23,410)	(23,410)

Net purchase price	$46,558	$41,854	$88,412

        Approximately $2.8 million of the purchase price was allocated to certain facilities held for sale in connection with Essex Electric's plan to exit its industrial wire business. The assets were subsequently sold in February 2003 at book value. The aggregate purchase price allocable to the non-controlling interest in Superior was less than the fair value of the acquired net assets and after reducing the purchase price allocated to certain acquired assets resulted in unallocated negative goodwill of $12.6 million. The unallocated negative goodwill is reflected as an extraordinary gain in the accompanying statement of operations.

5. Acquisitions (Continued)

  Other

        In 2001, the Company acquired for approximately $1.4 million in cash all the ordinary shares of Mastin Limited ("Mastin"), a company organized in Ireland involved in certain investment strategies. The assets of Mastin consisted primarily of cash and marketable securities.

        Pro forma results of operations for 2002 and 2001, are not presented as the pro forma results would not differ materially from the historical amounts.

6. Long-term investments and other assets

        At December 31, 2002 and 2001, long-term investments and other assets consist of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Equity investment in Superior Israel(a)	$93	$—
Investment in Cookson common stock(b)	1,248	19,977
Other assets(c)	3,752	106,351

	$5,093	$126,328

Accumulated losses in excess of net investment in Superior(d)	$(865,887)	$—

  (a)
  As part of the Electrical Acquisition, Alpine acquired 47% of the common stock of Superior Israel, a public company traded on the Tel Aviv Stock Exchange. Prior to the Electrical Acquisition Superior Israel was a majority-owned subsidiary of Superior and therefore included in the consolidated results of Alpine. Effective December 11, 2002 the accounts of Superior Israel are no longer consolidated with Alpine and Alpine's investment at December 31, 2002 represents its initial investment adjusted for its equity in the operations of Superior Israel for the period December 11, 2002 to December 31, 2002. Based on closing prices on the Tel Aviv Stock Exchange, the market value of Alpine's investment in Superior Israel was $2.8 million at December 31, 2002.

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

    In December 2001 and during 2002, the Company recorded additional realized losses in the statement of operations related to the Cookson shares to reflect further declines in fair market value that the Company determined were other than temporary under SFAS No. 115 based on the continued decline in the Cookson share price. The Company owns 3.8 million ordinary shares of Cookson stock at December 31, 2002.

  (c)
  Other assets at December 31, 2001 primarily consist of debt issue costs of $31.3 million and long-term loans amounting to $63.6 million granted by Superior Israel to one of its principal customers as required by the terms of the contracts with the customer related to the sale of products to the customer. These customer loans are repayable to Superior Israel over periods of 10.5 to 11.0 years and include interest at a rate of LIBOR plus 0.475% to LIBOR plus 1.0%. Superior Israel's obligation to issue such customer loans expired on December 31, 2001. Other assets at December 31, 2002 consist primarily of debt issue costs.

  (d)
  As discussed in Note 1, prior to the Electrical Acquisition Superior was a 48.9% owned consolidated subsidiary of Alpine. As such, for periods prior to December 11, 2002 the net income(loss) of Superior was consolidated in Alpine's operating results. Thus, Alpine's consolidated net income(loss) has historically reflected its share of Superior's net income (losses), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under generally accepted accounting principles to the carrying value of minority interest in the consolidated balance sheet. As of December 31, 2001,the minority interest related to Superior recorded on Alpine's consolidated balance sheet amounted to $39.5 million. The balance of the minority interest was completely eliminated in 2002 as a result of the loss incurred by Superior on adoption of SFAS 142 (see Note 1) effective January 1, 2002. Upon elimination of the minority interest, Alpine subsequently recorded all of the net losses incurred by Superior through December 11, 2002.

    In connection with the Electrical Acquisition Alpine relinquished certain indirect common share voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective December 11, 2002 Superior is accounted for on the equity method and is no longer consolidated with Alpine. As a result of the aforementioned consolidated loss attributable to Superior's goodwill impairment charge and additional net losses incurred by Superior in 2002 (including asset and additional goodwill impairment charges) (see Notes 1 and 14), Alpine had a negative investment in Superior of $865.9 million at December 11, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior. Alpine's results subsequent to December 11,

    2002 will include 100% of any earnings reported by Superior until the negative investment is eliminated. Alpine will not record any future losses of Superior unless it has a positive investment in Superior. If Alpine's investment in Superior were to be eliminated as contemplated by Superior's proposed plan of reorganization, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain. Based on closing quotations on the OTC Bulletin Board, the market value of Alpine's investment in Superior was $1.6 million at December 31, 2002 As discussed in Note 1, Superior filed for bankruptcy on March 3, 2003.

        Summarized combined financial information for Superior and Superior Israel as of December 31, 2002 and summarized consolidated financial information for Superior as of December 31, 2001 and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	(in thousands)
Financial Position
Current assets	$329,869	$520,741
Property, plant, and equipment, net	323,916	508,768
Other assets	100,311	95,887
Goodwill, net	1,432	750,543

Total assets	$755,528	$1,875,939

Current liabilities	$1,341,043	$433,092
Long-term debt	109,249	1,128,214
Minority interest in subsidiaries	1,437	5,393
Other long-term liabilities	50,185	96,460

Total liabilities	1,501,914	1,663,159

Redeemable preferred stock	137,270	136,040
Stockholders' equity(deficit)	(883,656)	76,740

Total liabilities and stockholders' equity	$755,528	$1,875,939

Results of Operations
Sales	1,439,958	1,747,302	2,049,048
Operating income (loss)	(513,022)	93,461	147,771
Loss before extraordinary items and cumulative effect of accounting change	(536,788)	(29,632)	(2,140)
Net loss	$(961,291)	$(32,503)	$(2,140)

        As discussed in Note 1, on March 3, 2003 Superior filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The financial information in the preceding table does not reflect any adjustments which might be necessary as a result of Superior's bankruptcy filing.

7. Accrued expenses

        At December 31, 2002 and 2001, accrued expenses consist of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
Accrued wages, salaries and employee benefits	$3,442	$17,999
Accrued interest	418	23,822
Accrued customer discounts	7,304	11,856
Other accrued expenses	7,686	53,461

	$18,850	$107,138

8. Short-term borrowings

        At December 31, 2001, short-term borrowings consist of $124.4 million in borrowings under Superior's accounts receivable securitization program which provided for up to $160.0 million in short-term financing through the issuance of secured commercial paper through a limited purpose subsidiary. Borrowings under this facility were limited based on a percentage of eligible receivables, as defined by the program. Under the Superior receivable securitization program, Superior granted a security interest in certain of its trade accounts receivable to secure borrowings under the facility. Borrowings under this agreement bear interest at the lender's commercial paper rate (which approximated 2.25% and 6.88% at December 31, 2001 and 2000, respectively) plus 0.70% at December 31, 2001 and plus 0.35% at December 31, 2000. The Superior receivable securitization program expired in 2002. On November 6, 2002 Superior refinanced the expiring accounts receivable securitization program on terms and conditions generally consistent with the expiring facility.

9. Long-term debt

        At December 31, 2002 and 2001, long-term debt consists of the following:

	December 31, 2002	December 31, 2001
	(in thousands)
The Alpine Group, Inc. long-term debt 12.25% Senior Secured Notes (original principal amount $12.2 million)	$2,056	$11,882
Other	1,010	24,098

Total The Alpine Group, Inc. long-term debt	$3,066	$35,980

Alpine Holdco revolving credit facility	68,971	—

Superior long-term debt
Superior senior credit facility:
Superior revolving credit facility	$—	$169,000
Superior term loan A	—	299,808
Superior term loan B	—	403,272
Superior senior subordinated notes	—	203,029
Superior Israel credit facilities	—	80,287
Superior Israel bank borrowings	—	63,637
Other	—	13,974

Total Superior long-term debt	—	1,233,007

Total long-term debt	72,037	1,268,987
Less current portion of long-term debt	2,151	106,343

	$69,886	$1,162,644

        As reflected in the table above, long-term debt of Superior amounted to $1,233.0 million at December 31, 2001. As discussed in Note 1, Superior is reflected as an equity-method investee as of December 31, 2002 and therefore its debt is excluded from Alpine's consolidated balance sheet at December 31, 2002.

        Long-term debt of Superior Israel (a 50.2% owned subsidiary of Superior at December 31, 2001) included in Superior's long-term debt above amounted to $143.9 million at December 31, 2001. Superior Israel is a 47% owned equity-method investee of Alpine at December 31, 2002. Long-term debt of Superior Israel was $109 million at December 31, 2002. Such debt is recourse only to Superior Israel and not to Superior or Alpine.

        At December 31, 2002 and 2001, the fair value of the Company's debt, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities, was approximately $72.0 million and $1.185 million, respectively.

        The aggregate principal maturities of long-term debt subsequent to December 31, 2002, were as follows:

Year	(in thousands)
2003	$2,151
2004	115
2005	121
2006	131
2007	69,113
Thereafter	406

  Alpine Long-term Debt

Alpine Senior Secured Notes

        The 12.25% Senior Secured Notes are due 2003 and pay interest semiannually on January 15 and July 15 of each year. The Senior Notes were issued at a price of 91.74% and the discount is being added to the recorded amount through maturity utilizing the effective interest method.

Revolving Credit Facilities

        In November 1999, Alpine entered into a $100.0 million revolving credit facility (the "Alpine Revolving Credit Facility"). Borrowings under the Alpine Revolving Credit Facility were for ongoing working capital and corporate needs of Alpine, and were secured by Alpine's holdings in Cookson common stock and Superior common stock. Interest on the Alpine Revolving Credit Facility was based upon LIBOR plus 2.5% or the base rate (prime) plus 1.5%, and was 9.31% and 9.06% at December 31, 2000 and 1999, respectively. All amounts outstanding on the Alpine Revolving Credit Facility were paid in November 2001 and such facility was terminated.

Alpine Other Debt

        Other debt at December 31, 2001 includes approximately $22 million of loans payable in pound sterling associated with the Cookson collar agreements discussed in Note 15. This loan was repaid in 2002.

9. Long-term debt (Continued)

Alpine Holdco Revolving Credit Facility

        In connection with the Electrical Acquisition (see Note 5), Alpine Holdco entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Systems Inc. and its wholly-owned subsidiaries, DNE Manufacturing and Service Company ("Manufacturing") and DNE Technologies, Inc. ("Technologies" and, together with Alpine Holdco, Essex Electric, DNE Systems Inc. and Manufacturing, the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Following consummation of the acquisition, the borrowers under the Loan Agreement are Essex Electric, Manufacturing and Technologies.

        The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The weighted average interest rate at December 31, 2002 was 5.02%. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA, tangible net worth and accounts payable turnover, and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE Systems, Inc. and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE Systems Inc. in connection with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At December 31, 2002, outstanding borrowings under the Loan Agreement were $69.0 million and the Companies had $19.2 million of borrowing availability. At December 31, 2002 the net assets of Alpine Holdco are $44.3 million; no dividends may be paid by Alpine Holdco without prior consent of the lenders.

        Alpine Holdco plans to conduct restructuring activities to rationalize manufacturing capacity and reduce working capital which are expected to result in restructuring costs of approximately $10 million during 2003. These restructuring activities in 2003 together with potential operating income shortfalls may result in violations of certain financial covenants under the Loan Agreement in 2003. In the event of any covenant violations under the Loan Agreement, Alpine believes that it would be able to obtain the necessary waivers from its lenders. Futhermore, if necessary, Alpine believes it could obtain refinancing on terms and conditions generally consistent with the Loan Agreement. However, there can be no assurance that Alpine can obtain such waivers or that alternative financing will be available. Alpine Holdco was in violation of certain financial reporting covenants at March 31, 2003 and has received applicable waivers from the lenders extending the required filing date to April 30, 2003.

  Superior Long-term Debt

        On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In connection with the filings, Superior received interim bankruptcy court approval for $95 million of a $100 million debtor-in-possession ("DIP") financing facility from lenders within its existing bank group in order to refinance Superior's accounts receivable securitization facility (see Note 8) and to provide liquidity during the reorganization process. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, and holders the 8 1/2% Trust Convertible Preferred Securities of Superior Trust I will not receive any distribution under the contemplated restructuring strategy. Superior has been and continues to be in discussions with its entire lender group and hopes to obtain the requisite approvals for a plan of reorganization.

Superior Senior Credit Facility

        Superior's pre-petition senior credit facility is comprised of a revolving credit facility along with a term loan A and a term loan B, all of which are governed by an Amended and Restated Credit Agreement (the "Pre-Petition Credit Agreement").

        Prior to the DIP, Superior's operating activities were financed principally by an accounts receivable securitization financing arrangement (see Note 8) and the revolving credit facility under the Pre-Petition Credit Agreement which allowed for borrowings by Superior's subsidiaries (other than Superior Israel) of up to $225 million in the aggregate (subject to reductions in 2002 which limited total borrowings to $214 million). Prior to Superior's bankruptcy filing, the revolving credit facility was due to mature on May 27, 2004. At December 31, 2001, interest on the outstanding balance was based upon LIBOR plus 4.0% or the base rate (prime) plus 3.0% (6.37% at December 31, 2001).

        Superior entered into a number of amendments to the Pre-Petition Credit Agreement in 2001 and 2002. These amendments generally, among other things, (i) modified operating performance levels required to meet certain financial covenants, (ii) extended or deferred required principal payments, (iii) increased the interest rate, (iv) prohibited the payment of distributions on the 8 1/2% Trust Convertible Preferred Securities and (v) restricted the cash payment of interest on the Senior Subordinated Notes.

Superior Senior Subordinated Notes

        The Senior Subordinated Notes include a $120 million term note A and an $80 million term note B which are due in 2007. Interest at December 31, 2001 was based on LIBOR plus 5% (7.50% at December 31, 2001).

        In December 2001, Superior entered into an amendment to the agreement governing the Senior Subordinated Notes which allowed Superior in certain circumstances to make three of the four quarterly interest payments due in 2002 in the form of payment-in-kind notes ("PIK notes") in lieu of cash interest payments. Alpine provided Superior sufficient cash to make one quarterly cash interest payment in 2002 (see Note 17). As a result of issuance of the PIK notes in 2002, the interest rate on the Senior Subordinated Notes was increased to LIBOR plus 12%. Superior was charged a fee for the subordinated note amendment of $3.0 million, which was paid in the form of a PIK note. All PIK notes were payable upon maturity of the Senior Subordinated Notes in 2007.

  Early extinguishment of debt

        During 2002 Alpine redeemed $10.1 aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million resulting in an extraordinary gain, net of tax, of $1.4 million or $0.09 per diluted share. During the year ended December 31, 2001, the Company recognized an extraordinary charge on the early extinguishment of debt of $1.4 million (net of income taxes of $0.9 million), or $0.10 per diluted share.

10. Earnings per share

        The computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, is as follows:

	Year Ended December 31,
	2002			2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Loss attributable to common stock from continuing operations before extraordinary items and cumulative effect of accounting change	$(500,458)			$(35,479)			$(11,248)
Less: preferred stock dividends	(38)			(38)			(46)

Basic loss per common share from continuing operations before extraordinary items and cumulative effect of accounting change	(500,496)	14,851	$(33.70)	(35,517)	14,629	$(2.43)	(11,294)	14,779	$(0.77)
Dilution in subsidiary earnings from subsidiary stock options	—	—	—	(97)	—	—	(72)	—	—

Diluted loss per share from continuing operations before extraordinary items and cumulative effect of accounting change	$(500,496)	14,851	$(33.70)	$(35,614)	14,629	$(2.44)	$(11,366)	14,779	$(0.77)

        The Company has excluded the conversion of Superior's Trust Convertible Preferred Securities from the Company's earnings per share calculation as the impact would be anti-dilutive. None of the stock options outstanding and the warrant issued in connection with the Electrical Acquisition have been included in the computation of diluted earnings per share because to do so would be antidilutive for all periods presented.

11. Stock based compensation plans

        The Company sponsored the Employee Stock Purchase Plan ("ESPP") which allowed eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There were 500,000 shares of common stock reserved under the ESPP, of which 153,053 shares, 152,657 shares and 65,801 shares were purchased by employees during the years ended December 31, 2002, 2001 and 2000, respectively. On July 16, 2002, eligible employees were notified that purchases under the ESPP were suspended indefinitely.

        Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 925,863 shares of common stock available for issuance under the 1997 Plan for granting of options at December 31, 2002. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. Under the 1997 Plan, options cannot be exercised after ten years from the date of grant. During the year ended December 31, 2000, the Company granted non-qualified stock options to purchase 425,000 shares, of the Company's common stock under individual option agreements to certain key management employees, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company's treasury stock

        In addition, during the year ended December 31, 2000 and the eight months ended December 31, 1999, the Company granted certain key management employees non-qualified stock options to purchase 177,000 and 243,000 shares, respectively, of the common stock of PolyVision and 86,000 and 76,220 shares respectively, of the common stock of Superior. During 2001, the Company sold its investment in PolyVision and accordingly, the PolyVision options were forfeited by the employees. Any shares issued upon exercise of the options in the common stock of Superior will be made available only from shares of the common stock of Superior owned by the Company.

        The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

        Alpine also has a Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At December 31, 2002, there are 92,721 shares available for issuance. During the years ended December 31, 2001 and 2000, noncash compensation expense of $0.1 million and $0.2 million, respectively, was recorded representing the amortization, over the applicable vesting period, of the fair market value of common stock issued under the Restricted Stock Plan. In 2002, Alpine recognized income of $0.1 million as a result of the reversal of amounts previously accrued for cancelled options.

        Alpine sponsors an unfunded deferred compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their non-cash salary or bonus and shares issued upon stock option exercises, as defined by the plan. The plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of these plans are held in irrevocable grantor trusts. At December 31, 2002, 805,783 million shares of the Company's common stock issued upon stock option exercises have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets.

        Total compensation expense related to all stock based compensation plans for the years ended December 31, 2002, 2001 and 2000, was $2.6 million, $4.2 million and $3.7 million, respectively.

        The following table summarizes stock option activity for the years ended December 31, 2000, 2001 and 2002.

	Shares Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 1999	2,938,396	$11.40
Exercised	(18,500)	5.05
Canceled	(23,919)	14.51
Granted	496,729	8.53

Outstanding at December 31, 2000	3,392,706	11.01
Exercised	—	—
Canceled	(118,214)	9.95
Granted	101,354	1.70

Outstanding at December 31, 2001	3,375,846	10.76
Exercised	—	—
Canceled	(796,783)	9.13
Granted	144,145	1.00

Outstanding at December 31, 2002	2,723,208	$10.72

        Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2002 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range Of Exercise Prices	Number Of Options Outstanding		Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
$0.4500—$5.1250	435,641	6.31	$2.7436	199,239	$4.4225
$5.6250—$8.1300	505,535	3.04	$7.9467	500,268	$7.9576
$8.7500—$9.8352	380,350	7.14	$8.7675	253,815	$8.7710
$10.2500	449,000	6.22	$10.2500	449,000	$10.2500
$10.4380—$12.8750	415,043	3.23	$12.5267	412,169	$12.5257
$13.6880—$17.9380	65,639	5.87	$15.7378	65,639	$15.7378
$20.8130	472,000	5.54	$20.8130	472,000	$20.8130

	2,723,208	5.19	$10.7246	2,352,130	$11.7808

12. Employee benefits

        Prior to 2002, Alpine sponsored an unfunded supplemental executive retirement plan ("SERP"). During 2001, the Company terminated or froze SERP benefits for certain employees resulting in a curtailment loss of $2.5 million and a settlement loss of $2.5 million. The benefits were paid out in 2002 effectively terminating Alpine's SERP. Superior sponsors several defined benefit pension plans and an unfunded supplemental executive retirement plan. The terms of the definitive purchase agreement with respect to the Electrical Acquisition provide that Superior will retain the liabilities and obligations with respect to pension benefits accrued by employees of the electrical business prior to the date of acquisition.

        During the fourth quarter ended December 31, 2000 and effective as of January 1, 2000, Superior changed its method of amortizing unrecognized actuarial gains and losses in computing annual pension cost for certain plans. Unrecognized actuarial gains and losses exceeding ten percent of the greater of the projected benefit obligation or the market value of plan assets are amortized over five years. Under the previous method, all unrecognized gains and losses exceeding the ten percent corridor were amortized over the average remaining service life of active employees. Amortizing these amounts over five years results in more timely recognition of significant actuarial gains and losses in annual pension cost. This change resulted in net income for the year ended December 31, 2000 being $0.5 million or $0.03 per diluted share greater than net income under the previous method.

        Superior provides for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends do not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost.

12.    Employee benefits (Continued)

        The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the postretirement health care benefit plans for the years ended December 31, 2002, 2001 and 2000, are presented below, along with amounts recognized in the respective consolidated balance sheets:

	Defined Benefit Pension Plans		Postretirement Health Care Benefits
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$121,029	$109,822	$2,203	$2,394
Service cost	3,455	3,549	—	—
Interest cost	7,942	7,547	52	58
Amendments	—	1,403	167	148
Actuarial (gain) loss	2,519	2,622	477	(183)
Impact of foreign currency exchange	26	(347)	—	—
Curtailment	(3,202)	—	—	—
Special termination obligation	107	—	—	—
Benefits paid	(11,927)	(3,567)	(224)	(214)
Deconsolidation of Superior	(119,949)	—	(2,675)	—

Benefit obligation at end of year	$—	$121,029	$—	$2,203

Change in plan assets:
Fair value of plan assets at beginning of year	$90,254	$93,961	$—	$—
Actual return on plan assets	(13,524)	(3,133)	—	—
Employer contribution	2,865	3,263	224	214
Impact of foreign currency exchange	29	(270)	—	—
Benefits paid	(4,007)	(3,567)	(224)	(214)
Deconsolidation of Superior	(75,617)	—	—	—

Fair value of plan assets at end of year	$—	$90,254	$—	$—

Funded status	—	$(30,775)	$—	$(2,203)
Unrecognized actuarial (gain) loss	—	1,945	—	230
Unrecognized prior service cost	—	1,354	—	—

Net amount recognized	$—	$(27,476)	$—	$(1,973)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$638	—	$—
Accrued benefit liability	—	(28,113)	—	(1,973)
Additional minimum liability	—	(4,138)	—	—
Intangible asset	—	988	—	—
Accumulated other comprehensive income	—	3,149	—	—

Net amount recognized	$—	$(27,476)	$—	$(1,973)

        The components of net periodic benefit cost of the defined benefit pension plans and the post retirement healthcare benefit plans during the years ended December 31, 2002, 2001 and 2000 are presented below:

	Defined Benefit Pension Plans			Postretirement Health Care Benefits
	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 2002	December 31, 2001	December 31, 2000
	(in thousands)
Components of net periodic benefit cost:
Service cost	$3,455	$3,549	$3,895	$52	$58	$60
Interest cost	7,942	7,547	7,584	167	148	166
Expected return on plan assets	(8,034)	(8,378)	(7,869)	—	—	—
Amortization of prior service cost	79	167	160	—	—	—
Actuarial (gain) loss	5	(1,681)	(2,466)	8	—	5
Curtailment loss	69	2,475	—	—	—	—
Settlement loss	—	2,541	—	—	—	—

Net periodic benefit cost	$3,516	$6,220	$1,304	$227	$206	$231

        The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2002, 2001 and 2000 were determined based upon the following assumptions:

	Defined Benefit Pension Plans			Postretirement Health Care Benefits
	December 31, 2002	December 31, 2001	December 31, 2000	December 31, 2002	December 31, 2001	December 31, 2000
	(in thousands)
Discount rate	6.75%	7.25%	7.5%	6.75%	7.25%	7.5%
Expected return on plan assets	9.0%	9.0%	9.0%	n/a	n/a	n/a
Increase in future compensation	3.0%	4.5%	4.5	n/a	n/a	n/a

        Prior to December 11, 2002, the Company and its subsidiaries sponsored several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provided for limited company matching of participants' contributions. The Company's contributions, including contributions for plans sponsored by Superior prior to December 11, 2002, during the years ended December 31, 2002, 2001 and 2000, were $4.8 million, $4.8 million and $5.4 million, respectively. Following the Electrical Acquisition, Essex Electric established a defined contribution plan covering substantially all employees of Essex Electric. The plan provides for limited matching of employee contributions.

13.    Income taxes

        The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000, is comprised of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$(50,275)	$(8,342)	$8,853
State	(8,355)	372	(881)
Foreign	(513)	3,694	541

Total current	(42,433)	(4,276)	8,513

Deferred:
Federal	(40,983)	(13,125)	(3,713)
State	7,104	(2,238)	(919)
Foreign	(4,161)	(1,799)	(2,762)

Total deferred	(52,248)	(17,162)	(7,394)

Total income tax (benefit) expense	$(94,681)	$(21,438)	$1,119

        The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2002, 2001 and 2000, because of the effect of the following items:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Continuing operations:
Expected income tax expense (benefit) at U.S. federal statutory tax rate	$(204,426)	$(20,691)	$(993)
State income taxes, net of U.S. federal income tax benefit	(490)	(1,996)	(1,126)
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	4,915	1,897	1,315
Distributions on preferred securities of subsidiary trust	(5,328)	(5,377)	(5,300)
Nondeductible goodwill amortization and impairment	113,640	7,113	7,099
Change in valuation allowance	609	1,513	—
Change in reserves	—	1,551	(1,500)
Permanent difference related to an investment	—	(5,814)	—
Other, net	(4,434)	1,230	1,624

Provision for income tax expense (benefit) from continuing operations	(95,514)	(20,574)	1,119
Taxes on extraordinary items	833	(864)	—

Total income tax (benefit) expense	$(94,681)	$(21,438)	$1,119

        Income from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change attributable to domestic and foreign operations for the years ended December 31, 2002, 2001 and 2000, was as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
United States	$(556,752)	$(60,057)	$6,501
Foreign	(27,323)	940	(9,339)

Loss before income taxes, distributions on preferred securities of Superior Trust I, minority interest, extraordinary items and cumulative effect of accounting change	$(584,075)	$(59,117)	$(2,838)

        Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2002 and 2001 are as follows:

	December 31, 2002	December 31, 2001
	(in thousands)
Deferred tax assets:
Sale/leaseback	$—	$1,875
Accruals not currently deductible for tax	2,194	13,676
Pension and postretirement benefits	653	9,523
Compensation expense related to unexercised stock options and stock grants	3,866	2,377
Net operating loss carryforwards	5,071	25,903
Alternative minimum tax credit carryforwards	500	500
Other	—	3,940

Total deferred tax assets	12,284	57,794
Less valuation allowance	8,717	8,108

Net deferred tax assets	3,567	49,686

Deferred tax liabilities:
Depreciation	5,988	98,193
Inventory	18,017	12,511
Long-term investments	50	2,919
Other	15,499	15,645

Total deferred tax liabilities	39,554	129,268

Net deferred tax liability	$35,987	$79,582

        At December 31, 2002, Alpine had state operating loss carryforwards that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

        Various tax examinations are currently in process, but in the opinion of management, any related adjustments will not have a material effect on the financial statements.

14.    Asset impairment, restructuring and other charges

        As a result of the Electrical Acquisition (see Note 5), Superior evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the sale to Alpine of the Electrical wire business, DNE and Superior's investment in Superior Israel. As a result of such review and the subsequent asset sale in connection with the Electrical Acquisition, Superior recorded a pre-tax charge, principally related to the Electrical wire business, of $177.9 million to recognize an impairment of the identified long-lived assets of the Electrical wire business and Superior Israel and the loss on consummation of the Electrical Acquisition transaction. Alpine recorded a corresponding pre-tax charge of $139.0 million reflecting Superior's impairment charge and the loss recognized by Superior on consummation of the Electrical Acquisition attributable to the non-controlling interest in Superior.

        During the year ended December 31, 2002, Superior recorded restructuring and other charges of $33.3 million. These charges included $27.3 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $33.3 million charge included a $18.1 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs (422 personnel) and $6.2 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. Additionally, during the year ended December 31, 2002, Alpine recorded restructuring and other charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine corporate administrative staff reductions and Essex Electric recorded restructuring and other charges of $1.8 million consisting of $1.6 million of employee termination costs (198 employees) and $0.2 of facility exit costs related to closure of its Columbia City, Indiana plant. At December 31, 2002, $1.2 million, primarily related to employee separation costs, is included in accrued expenses in the consolidated financial statements.

        During the year ended December 31, 2001, the Company recorded restructuring and other charges of $10.7 million, which included (i) a $3.0 million charge related to professional and legal fees incurred for Superior's corporate debt restructurings, (ii) a $2.3 million charge relating to operational restructuring activities at Superior Israel and (iii) a $5.4 million charge at Alpine related principally to the recognition of certain unfunded prior year retirement plan obligations upon termination of benefits for certain employees.

        During the year ended December 31, 2000, the Company recorded restructuring and other charges of $15.0 million, which included (i) a $3.8 million charge related to operational restructuring activities at Superior Israel; (ii) $8.6 million in charges primarily associated with the rationalization of certain

Essex manufacturing facilities, and (iii) $2.6 million of start-up costs for Superior's Torreon, Mexico magnet wire facility.

  Essex

        Since the completion of the acquisition of Essex International Inc. ("Essex") by Superior in 1998, the Company has been involved in the consolidation and integration of manufacturing, corporate and distribution functions of Essex into Superior. As a result, the Company accrued as part of the Essex acquisition purchase price a $35.9 million provision, which included $17.9 million of employee termination and relocation cost, $12.1 million of facility consolidation cost, $3.0 million of management information system project termination costs, and $2.9 million of other exit costs. During 2001, the Company revised its estimate and, as a result, decreased the provision for other exit costs by $0.1 million which was reflected as income in the statement of operations. As of December 31, 2001, $17.8 million, $11.7 million, $3.0 million and $2.7 million have been incurred and paid related to employee termination and relocation costs, facility consolidation costs, management information system project costs and other exit costs, respectively. The provision for employee termination and relocation costs was primarily associated with selling, general and administrative functions within Essex. The provisions for facility consolidation costs included both manufacturing and distribution facility rationalization and the related costs associated with employee severance. The restructuring resulted in the severance of approximately 1,100 employees. All significant aspects of the plan are complete.

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

15.    Derivative financial instruments and fair value information

        The Company to a limited extent, uses or has used, forward fixed price contracts and derivative financial instruments to manage foreign currency exchange, commodity price risks and investment market price risks. The Company is exposed to credit risk in the event of nonperformance by counter parties for foreign exchange forward contracts, metal forward price contracts, metals futures contracts and interest rate contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to the unrealized gains within the underlying contracts.

15.    Derivative financial instruments and fair value information (Continued)

  Foreign exchange risk management

        The Company previously utilized foreign currency forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies to minimize the risk to the Company's cash flows related to fluctuations in foreign currency exchange rates. At December 31, 2002, the Company had no such forward exchange contracts.

  Commodity price risk management

        The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. To manage the risk associated with such volatility, the Company has entered into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. Historically, these future contracts have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement. Any hedge ineffectiveness is immediately recognized in earnings. At December 31, 2002, there were no outstanding futures purchase contracts nor any unrealized gains or losses in other comprehensive income. Insignificant amounts of ineffectiveness were recognized in earnings during the year ended December 31, 2002.

        In order to hedge the risk associated with the anticipated future liquidation of a LIFO layer created during 2001, the Company entered into certain future contracts that were classified as cash flow hedges. During the second quarter of 2001, the Company determined that the hedge was no longer effective, as the LIFO layer was deemed to be permanent in nature. On July 1, 2001, the Company removed the hedge designation for certain LIFO inventory hedge contracts and settled such contracts in September. As a result, the Company recorded $1.1 million as a reduction in inventory carrying value and a $0.5 million gain related to changes in the fair market value of these contracts subsequent to the removal of the hedge designation. The Company has no LIFO layer hedges outstanding at December 31, 2001. The net impact of hedge ineffectiveness for the year ended December 31, 2001 was immaterial.

  Investment price risk management

        During 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of Cookson. Under these arrangements, the Company executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These hedges classified as cash flow hedges and the changes in fair value are reflected as a component of other comprehensive income and offset a portion of the loss on the value of the underlying investment. These arrangements allowed borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at December 31, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003. During December 2001, the Company entered into discussions for a negotiated settlement and termination of the collar agreements, including the intention to sell the underlying Cookson shares prior to the expiration of the collar agreements.

Therefore, in accordance with SFAS No. 133, the Company reclassified $6.0 million of unrealized gains previously recorded in accumulated other comprehensive income into the statements of operations.

        In 2001, Mastin, a wholly-owned subsidiary of the Company, entered into certain interest rate derivative transactions structured for the Company to benefit from changes in long-term interest rates should such changes occur within specified ranges. These investments are classified as non-designated derivatives and therefore all changes in the fair values of these investments are recorded in income immediately. During 2001, certain of these interest rate derivatives expired resulting in realized gains that were more than offset by unrealized losses. The net impact to the Company of these interest rate derivative transactions was a $1.2 million loss recorded in the statements of operations in 2001. The remaining interest rate derivatives expired in 2002 and there were no outstanding interest rate derivatives at December 31, 2002.

16.    Commitments and contingencies

        Total rent expense under cancelable and noncancelable operating leases was $10.5 million, $13.2 million and $14.2 million during the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, future minimum lease payments under noncancelable operating leases are as follows:

Year	(in thousands)
2003	$2,614
2004	2,627
2005	2,620
2006	2,406
2007	1,886
Thereafter	4,986

$17,139

        Approximately 36% of the Company's total labor force at December 31, 2002 is covered by collective bargaining agreements. Contracts covering approximately 35% of the Company's unionized work force are due to expire at various times in 2003. The Company considers relations with its employees to be satisfactory.

        The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

        Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed liabilities, governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediations of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. Alpine is currently involved in an environmental investigation at one site which may result in certain remedial activities being required under the oversight of a state regulatory agency. Alpine currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

        The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2002, the Company had forward fixed price purchase commitments for 22.4 million copper pounds.

        At December 31, 2002, the Company had committed $4.0 million to outside vendors for certain capital projects.

        One executive of the Company has an employment contract, last amended on January 3, 2003, which generally provides for a minimum base salary (40% of which is automatically converted into Alpine common stock), a cash bonus based on the Company's achievement of certain performance objectives, stock options and restricted stock grants and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a "change in control", as defined, such employment agreement provides for severance payments not in excess of three times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

        One executive of Essex Electric has an employment contract dated as of December 11, 2002, which generally provides for a minimum base salary, a cash bonus based on the achievement of certain performance goals set by the Company, a retention bonus of $112,500 payable in equal instalments on June 30, 2003 and January 15, 2004, stock options and certain employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a "change in control", as defined, such employment agreement provides for relocation expenses and severance payments not in excess of three times annual compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

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

17.    Related party transactions

        As discussed in Note 5, in December 2002 the Company acquired certain assets and securities from Superior. Also as discussed in Note 5 the Company entered into a Supply and Transitional Services Agreement with Superior in connection with the acquisition.

        In 2001, the Company entered into a commitment to advance to Superior approximately $3.9 million (which has been reflected as restricted cash in the consolidated balance sheet at December 31, 2001) to be used solely by Superior to make one quarterly cash interest payment on its Senior Subordinated Notes. In 2002, the commitment was funded, and Superior issued subordinated notes to Alpine in the face amount of the funds advanced, with such notes due seven years from the date issued. In connection with the funding, Alpine was issued warrants to acquire 250,000 shares of common stock of Superior at an exercise price of $1.41 per share and warrants to acquire an additional 2.1 million shares of common stock of Superior at an exercise price of $1.60 per share, subject to Superior stockholder approval. The warrants were canceled in connection with the Electrical Acquisition. Interest on the Superior notes will be paid in the form of PIK notes for as long as the debt under Superior's Pre-Petition Credit Agreement remains outstanding. The interest rate on the Superior notes fluctuates (based on certain conditions) from the lesser of the applicable rate of interest in respect of Superior's Senior Subordinated Notes, or the rate of 15% per annum. As a result of Superior's Chapter 11 filings, amounts due on the Superior notes are not expected to be collected and are included as a component of Alpine's negative investment in Superior at December 31, 2002.

        At December 31, 2002, Alpine has outstanding loans to certain officers totaling $0.6 million relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%. During 2002, the Company agreed to forgive $0.3 million of such loans and accrued interest, with such forgiveness to occur over a ten year period, subject to certain employment conditions. During 2001, the Company agreed to forgive $0.7 million in loans made by the Company.

18.    Preferred stock

        Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

        At December 31, 2002 and 2001, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

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

19.    Superior trust convertible preferred securities

        On March 31, 1999, Superior Trust I (the "Trust"), a trust in which Superior owns all the common equity interests, issued 3,332,254 shares of 8 1/2% Trust Convertible Preferred Securities ("Trust

Convertible Preferred Securities") with a liquidation value of $50 per share. The sole assets of the Trust are Superior's 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") due 2014 with an aggregate principal amount of $171,765,650, at an interest rate of 8 1/2% per annum and a maturity date of March 30, 2014. Superior has fully and unconditionally guaranteed the Trust's obligations under the Trust Convertible Preferred Securities. The Trust Convertible Preferred Securities are currently convertible into common stock of Superior at the rate of 1.1496 shares of Superior's common stock for each Trust Convertible Preferred Security (equivalent to a conversion price of $43.49 per share of common stock). This conversion rate is subject to customary anti-dilution adjustments. Distributions on the Trust Convertible Preferred Securities are payable (subject to rights to defer distributions as discussed below) quarterly by the Trust. The Trust Convertible Preferred Securities are subject to mandatory redemption on March 30, 2014, at a redemption price of $50 per Trust Convertible Preferred Security, plus accrued and unpaid distributions.

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

        Pursuant to the provisions of the related indenture, Superior may defer quarterly cash distribution payments for a period of up to twenty consecutive quarters, during which period unpaid distributions accrue interest at a rate of 8.5% per annum. Additionally, during such deferral periods Superior, among other things, cannot pay cash dividends on its common stock, or redeem or repurchase any of its capital stock. Superior elected to defer quarterly payments of distributions for the periods subsequent to June 30, 2001.

        Superior's Chapter 11 filing constitutes an early dissolution event under the terms of the instruments governing the Trust, as a result of which the Trust will be liquidated by distributing to holders of the Trust Convertible Preferred Securities an aggregate principal amount of Convertible Debentures equal to the aggregate liquidation amount of their Trust Convertible Preferred Securities.

        The estimated aggregate fair value of the Trust Convertible Preferred Securities, when issued, was approximately $133.3 million based on average per share trading values on the New York Stock Exchange. The resulting discount of $33.3 million is being amortized using the effective interest method over the term of the Trust Convertible Preferred Securities. At December 31, 2002, the fair value of the Trust Convertible Preferred Securities, based on quoted market price, was approximately $1.2 million.

20.    Stockholder rights agreement

        Under the Company's Stockholder Rights Plan, last amended in March 2003 ("the Plan"), a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $75.00, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons (other than certain grandfathered persons) acquire, or commence a tender offer that would result in a person or group acquiring, beneficial ownership of 15% or more of the outstanding common shares. Also, in certain takeover-related circumstances, each Right

(other than those held by an acquiring person) will be exercisable for shares of common stock of the Company or stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on February 17, 2009 at a redemption price of $0.01 per Right. At December 31, 2002, 200,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

21. Business segments and foreign operations

        The Company's reportable segments have historically been the strategic businesses of Superior that offer different products and services to different customers. These segments were communications, OEM and electrical. The communications segment includes (i) outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications, and (iii) all of Superior Israel's products. The OEM segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable. The operations of DNE Systems, Inc. ("DNE") and Superior Israel have historically been included within the communications segment. As a result of the Electrical Acquisition and the deconsolidation of Superior effective December 11, 2002, the Company expects that its reportable segments for periods after December 11, 2002 will consist of the electrical segment and DNE. Accordingly, the segment information presented below has been restated to separately present segment information for DNE for all periods presented. The segment information presented below for the year ended December 31, 2002 includes the results of the OEM and communication segments through December 11, 2002.

        The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.    Business segments and foreign operations (Continued)

        Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net sales(a):
Communications(b)	$433,602	$695,731	$818,069
OEM	464,536	533,634	613,382
Electrical	465,869	486,900	587,567
DNE(b)	38,413	31,037	30,030

	$1,402,420	$1,747,302	$2,049,048

Depreciation and amortization expense:
Communications	$17,760	$21,144	$19,630
OEM	12,592	11,921	9,287
Electrical	7,601	9,945	7,560
DNE	731	720	610
Corporate and other	2,586	2,720	5,218
Amortization of goodwill	—	21,163	21,065

	$41,270	$67,613	$63,370

Operating income (loss):
Communications	$19,023	$95,775	$115,286
OEM	38,128	48,791	75,839
Electrical	(10,591)	(4,074)	6,797
DNE	5,071	4,852	4,785
Corporate and other	(24,307)	(27,912)	(27,304)
Restructuring and other charges and asset impairments	(500,201)	(10,749)	(14,961)
Amortization of goodwill	—	(21,163)	(21,065)

	$(472,877)	$85,520	$139,377

Total assets:
Communications	$—	$465,319	$526,750
OEM	—	294,674	295,930
Electrical	158,793	256,370	265,336
DNE	12,326	17,567	13,237
Corporate and other	12,002	918,221	993,138

	$183,121	$1,952,151	$2,094,391

Capital expenditures:
Communications	$3,207	$15,826	$32,623
OEM	1,995	5,352	35,363
Electrical	3,139	2,655	6,564
DNE	641	915	929
Corporate and other	1,033	2,516	2,964

	$10.016	$27,264	$78,443

(a)
No customers accounted for more than 10% of net sales for the years ended December 31, 2002, 2001 and 2000.

(b)
Net sales to the regional Bell operating companies ("RBOCs") and major independent telephone companies accounted for 42% and 42% of the Communication Group net sales for the years ended December 31, 2002 and 2001, respectively. Superior Israel net sales represent 24% and 18% of the Communication Group net sales for the years ended December 31, 2002 and 2001, respectively. Two customers accounted for 15% and 11% of the Communications Group net sales for the year ended December 31, 2001. Two customers accounted for 14% and 14% of the Communications Group net sales for the year ended December 31, 2000. The U.S. Department of Defense represented 55%, 39% and 46% of DNE's total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002 one commercial customer accounted for 13% of DNE's total revenues.

        The following provides information about domestic and foreign operations for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net sales:
United States	$1,248,311	$1,542,742	$1,818,510
Canada	20,296	41,964	48,664
Israel	89,472	125,868	139,363
United Kingdom	44,341	36,728	42,511

	$1,402,420	$1,747,302	$2,049,048

Long-lived assets:
United States	$15,384	$375,618	$394,215
Canada	—	10,452	11,944
Israel	—	64,190	75,453
United Kingdom	—	10,809	12,189
Mexico	—	49,051	46,881

	$15,384	$510,120	$540,682

22.    Quarterly financial information (unaudited)

        The Company's unaudited quarterly results of operations for the year ended December 31, 2002 and 2001 (as previously reported and, with respect to the quarter ended March 31, 2002, as revised for the implementation of SFAS No. 142) are as follows:

	Quarter Ended 2002
	March 31 As Previously Reported	March 31 As Restated(b)	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)
Net sales	$376,778	$376,778	$391,797	$368,186	$265,659	$1,402,420
Gross profit	45,965	45,965	48,616	45,837	29,383	169,801
Operating loss	(5,875)	(5,875)	(7,921)	(108,309)	(350,772)	(472,877)
Loss before extraordinary items and cumulative effect of accounting change	(10,678)	(21,411)	(26,069)	(95,369)	(357,609)	(500,458)
Extraordinary gain	1,389	1,389	—	—	12,554	13,943
Cumulative effect of accounting change for goodwill impairment, net of minority interest	—	(388,086)	—	—	—	(388,086)

Net loss	$(9,289)	$(408,108)	$(26,069)	$(95,369)	$(345,055)	$(874,601)

	Quarter Ended 2002
	March 31 As Previously Reported	March 31 As Restated	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)
Net loss per diluted share of common stock:
Loss before extraordinary items and cumulative effect of accounting change	$(0.72)	$(1.45)	$(1.76)	$(6.41)	$(23.96)	$(33.70)
Extraordinary items	0.09	0.09	—	—	0.84	0.94
Cumulative effect of accounting change for goodwill impairment	—	(26.32)	—	—	—	(26.13)

Net loss per diluted share of common stock(a)	$(0.63)	$(27.68)	$(1.76)	$(6.41)	$(23.12)	$(58.89)

	Quarter Ended 2001
	March 31	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)
Net sales	$478,316	$486,847	$420,306	$361,833	$1,747,302
Gross profit	77,579	78,468	70,177	49,669	275,893
Operating income (loss)	31,795	26,333	28,130	(738)	85,520
Loss before extraordinary item	(5,857)	(18,115)	(2,453)	(3,119)	(29,544)
Extraordinary loss	—	—	—	(1,440)	(1,440)

Net loss	$(5,857)	$(18,115)	$(2,453)	$(4,559)	$(30,984)

Loss before extraordinary item per diluted share of common stock(a)	$(0.40)	$(1.24)	$(0.17)	$(0.21)	$(2.03)

Net loss per diluted share of common stock(a)	$(0.40)	$(1.24)	$(0.17)	$(0.31)	$(2.13)

(a)
Net income per diluted share of common stock for the twelve months is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarterly periods may not equal the net income per share for the years ended December 31, 2002 and 2001.

(b)
Amounts for the quarter ended March 31, 2002 have been restated to reflect the cumulative effect of a change in accounting for goodwill impairment resulting from the implementation of SFAS No. 142.

SCHEDULE I

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,696	$33,223
Restricted cash	—	3,835
Other current assets	5,181	5,333

Total current assets	8,877	42,391
Investment in consolidated subsidiaries	44,219	37,931
Property, plant and equipment, net	1,214	1,352
Long-term investments and other assets	2,868	33,478

Total assets	$57,178	$115,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,151	$1,550
Accounts payable	132	499
Accrued expenses	1,889	13,692
Advances and loans from subsidiaries	—	1,009

Total current liabilities	4,172	16,750
Long-term debt, less current portion	915	34,430
Other long-term liabilities	15,319	17,903

Total liabilities	20,406	69,083

Accumulated losses in excess of net investment in Superior	865,887	—
Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; authorized 25,000,000 shares; 22,084,694 and 21,923,705 shares issued at December 31, 2002 and 2001, respectively	2,208	2,192
Capital in excess of par value	165,195	163,425
Accumulated other comprehensive deficit	(11,597)	(7,929)
Accumulated deficit	(890,221)	(15,582)

	(733,988)	142,533

Shares of common stock in treasury, at cost; 7,963,203 and 8,018,495 at December 31, 2002 and 2001, respectively	(94,574)	(95,592)
Receivable from stockholders	(553)	(872)

Total stockholders' equity (deficit)	(829,115)	46,069

Total liabilities and stockholders' equity	$57,178	$115,152

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Interest and dividend income	$—	$2,791	$5,932
Gain on sale of PolyVision	—	8,353	—
Other income	692	—	—

	692	11,144	5,932

Expenses:
General and administrative	2,971	2,550	8,394
Restructuring and other charges	1,400	5,391	—
Interest expense	562	4,893	8,673
Loss on investments in securities	4,085	33,818	10,545
Other expense	—	3,292	—

	9,018	49,944	27,612

Loss before income taxes, equity in net income of affiliates, equity in net income (loss) of subsidiaries, income (loss) from discontinued operations, extraordinary gain and cumulative effect of accounting change	(8,326)	(38,800)	(21,680)
Benefit for income taxes	6,738	16,957	9,806

Loss before equity in income (loss) of affiliates, equity in net income (loss) of subsidiaries, income from discontinued operations, extraordinary gain and cumulative effect of accounting change	(1,588)	(21,843)	(11,874)
Equity in net income (loss) of affiliates	—	1,300	1,706
Equity in net income (loss) of subsidiaries, net:
Alpine Holdco	10,861	—	—
Superior and others	(882,233)	(16,376)	(1,080)

Loss from continuing operations before extraordinary gain and cumulative effect of accounting change	(872,960)	(36,919)	(11,248)
Income from discontinued operations	—	5,935	—
Extraordinary gain on early debt extinguishment, net	1,389	—	—
Cumulative effect of accounting change for goodwill impairment	(3,030)	—	—

Net loss	$(874,601)	$(30,984)	$(11,248)

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows used by operating activities	$(8,727)	$(4,156)	$(11,761)
Cash flows from investing activities:
Investments in and advances to subsidiaries	(13,689)	—
Capital expenditures	—	—	(104)
Proceeds from sale of marketable securities and other investments	23,530	10,022	50,799
Purchase of investment in derivatives	—	(4,125)	—
Proceeds from sale of (investment in) PolyVision Corporation	—	41,393	—
Restricted cash	87	3,904	(7,739)
Other	2	(10)	—

Cash flows provided by (used for) investing activities	9,930	51,184	42,956

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility, net	—	(47,102)	(22,898)
Long-term borrowings	—	23,465	—
Repayments of long-term borrowings	(30,755)	(1,246)	(97)
Dividends on preferred stock	(38)	(38)	(46)
Proceeds from stock options exercised	139	—	595
Purchase of treasury shares	(76)	(181)	(5,051)
Other	—	1,746	616

Cash flows provided by (used for) financing activities	(30,730)	(23,356)	(26,881)

Net increase (decrease) in cash and cash equivalents	(29,527)	23,672	4,314
Cash and cash equivalents at beginning of year	33,223	9,551	5,237

Cash and cash equivalents at end of year	$3,696	$33,223	$9,551

Supplemental cash flow disclosures:
Cash paid for interest	$2,300	$4,134	$7,690

Cash paid (refunded) for income taxes, net	$(4,275)	$3,612	$(16)

THE ALPINE GROUP, INC.
(PARENT COMPANY)

	December 31,
	2002	2001
	(in thousands)
Long-term debt consists of:
12.25% Senior Secured Notes (due 2003, principal amount $12.2 million)	$2,056	$11,882
Promissory loans secured by investments in securities	—	22,997
Other	1,010	1,101

	3,066	35,980
Less current portion	2,151	1,550

	$915	$34,430

        Minimum current maturities of long-term debt outstanding as of December 31, 2002 are as follows:

Fiscal Year	Amount (in thousands)
2003	2,151
2004	115
2005	121
2006	131
2007	142
Thereafter	406

SCHEDULE II

THE ALPINE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended December 31, 2002:
Allowance for restructuring activities	$608	$9,852	$—		$(11,042	)(e)	$1,203
Allowance for doubtful accounts	8,391	1,043	—		(9,021	)(f)	413
Year Ended December 31, 2001:
Allowance for restructuring activities	2,326	194	—		(1,912	)(a)	608
Allowance for doubtful accounts	4,998	2,820	1,658(d	)	(1,085	)(b)	8,391
Year Ended December 31, 2000:
Allowance for restructuring activities	14,326	2,085	—		(14,085	)(a)	2,326
Allowance for doubtful accounts	3,193	2,490	—		(685	)(b)	4,998

(a)
Payments for restructuring liabilities

(b)
Write-offs net of recoveries

(c)
Accrued as a component of acquisition purchase price

(d)
Reclassified from other accounts

(e)	Payments for restructuring liabilities	$(7,828)
	Effect of Superior deconsolidation	(3,214)

		$(11,042)

(f)	Write-offs net of recoveries	$(1,275)
	Effect of Superior deconsolidation	(7,746)

		$(9,021)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. Business
The Alpine Group, Inc.
Superior TeleCom Inc.
Export Sales
Employees
Environmental Matters
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity And Related Stockholder Matters
  Item 6. Selected Financial Data
HISTORICAL FINANCIAL DATA
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 7a. Quantitative And Qualitative Disclosures About Market Risk
  Item 8. Financial Statements And Supplementary Data
  Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
  Item 10. Directors And Executive Officers Of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters
  Item 13. Certain Relationships And Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
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
THE ALPINE GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE I
THE ALPINE GROUP, INC. (PARENT COMPANY) CONDENSED BALANCE SHEETS (in thousands)
THE ALPINE GROUP, INC. (PARENT COMPANY) CONDENSED STATEMENTS OF OPERATIONS (in thousands)
THE ALPINE GROUP, INC. (PARENT COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
THE ALPINE GROUP, INC. (PARENT COMPANY)
  SCHEDULE II
THE ALPINE GROUP, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2002, 2001 and 2000 (in thousands)