Form 10-K/A
period 2002-12-31
ALPINE GROUP INC /DE/
filed 2003-04-30
CIK 4164

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        At April 23, 2003, the registrant had 14,179,640 shares of common stock, par value $.10 per share, outstanding, and the aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on such date was approximately $6.1 million based on the closing price of $0.53 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors

        The Board of Directors of The Alpine Group, Inc. ("Alpine" or the "Company") consists of three classes of directors, with terms expiring in successive years, and the directors serve until their successors are duly elected.

Name	Age	Year First Elected Director	Position with the Company and Other Business Experience
Kenneth G. Byers, Jr.	59	1993
			President and sole shareholder of Byers Engineering Company, a telecommunications technical services and software firm, since 1971. A director of Superior TeleCom Inc., a manufacturer of wire and cable products of which the Company is a principal stockholder ("Superior TeleCom").
Steven S. Elbaum	54	1980
			Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. Chairman of the Board of Directors of Superior TeleCom since 1996 and Chief Executive Officer of Superior TeleCom from 1996 through December 2002. Chairman of the Board of Directors of Superior Cables Ltd. (formerly known as Cables of Zion United Works, Ltd.), an Israel-based, publicly traded wire and cable manufacturer and an affiliate of the Company. Chairman of the Board of Directors of Spherion Corporation, a provider of value added staffing and health care services. A director of Vestaur Securities, Inc., an investment company.
Randolph Harrison	70	1980	Private investor and consultant to Poten & Partners, Inc., an energy and shipping industry consulting firm.
John C. Jansing	77	1978	Private investor. A director of Vestaur Securities, Inc. and a former director of 14 Lord Abbett mutual funds. A director of Superior TeleCom.
James R. Kanely	61	1993	Private investor. A director of Superior TeleCom.
Bragi F. Schut	62	1983	Executive Vice President of the Company from 1986 until his retirement in February 2002. A director of Superior TeleCom and Superior Cables Ltd.

Executive Officers

        Set forth below is certain information regarding the executive officers of the Company during 2002, each of whom serves or served at the discretion of the Board of Directors.

Name	Age	Position with the Company and Other Business Experience
Steven S. Elbaum	54
		Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. Chairman of the Board of Directors of Superior TeleCom since 1996 and Chief Executive Officer of Superior TeleCom from 1996 through December 2002.
Bragi F. Schut	62	Executive Vice President of the Company from 1986 until his retirement in February 2002.
David S. Aldridge	48
		Chief Financial Officer of the Company since November 1993 and Treasurer from January 1994 through April 2001. Chief Financial Officer and Treasurer of Superior TeleCom since 1996 and Chief Restructuring Officer of Superior TeleCom since January 2003. Mr. Aldridge is resigning as Chief Financial Officer of the Company effective as of May 1, 2003.
Harold M. Karp	46
		President of Essex Electric Inc., a wholly owned subsidiary of the Company, since December 2002. President of the Electrical Group of Superior TeleCom from January 2001 until December 11, 2002. Senior Vice President—Operations of Superior TeleCom's Communications Group from October 1996 through December 2000.

        Superior TeleCom and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 3, 2003. The Chapter 11 cases are being jointly administered (Case No. 03-10607).

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2002, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements.

Item 11.    Executive Compensation.

        The following table sets forth certain information during the years ended December 31, 2002, 2001 and 2000 with respect to compensation earned by or paid to the Company's Chief Executive Officer, each of the other most highly compensated executive officers of the Company other than the Chief Executive Officer and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus(3)	Other Annual Compensation		Restricted Stock(6)	Option Shares(7)	Other(8)
Steven S. Elbaum Chairman and Chief Executive Officer	2002 2001 2000	$175,000 175,000 598,000	(2) (2) (2)	$525,000 425,000	$581,410 75,060 75,060	(4) (4) (4)			$3,781,146 15,697 28,884	(9)
Bragi F. Schut(12) Executive Vice President	2002 2001 2000	$48,308 314,000 299,000		$130,000 175,000					$3,786,766 49,648 45,319	(10)
David S. Aldridge Chief Financial Officer	2002 2001 2000	$50,000 50,000 266,731	(2) (2)	$100,000 150,000	$14,267 15,200	(5) (5)			$996,035 25,973 30,739	(11)
Harold M. Karp President of Essex Electric Inc.	2002 2001 2000	$10,417	(2)	$100,000					$534

(1)
The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2)
Does not include salary of $725,000, $725,000 and $175,000 paid to Mr. Elbaum by Superior TeleCom during the years ended December 31, 2002, 2001 and 2000, respectively, and salary of $290,000 paid to Mr. Aldridge by Superior TeleCom during each of the years ended December 31, 2002 and 2001. See "Item 13. Certain Relationships and Related Transactions."

  The amount shown for Mr. Karp represents wages paid commencing December 11, 2002, the date of the Electrical Acquisition (as defined below in "Item 13. Certain Relationships and Related Transactions"), through the end of 2002.

(3)
In connection with the restructuring of the Company's management in 2001, the Executive Compensation and Organization Committee (the "Compensation Committee") deferred its decision relative to awarding Mr. Elbaum a bonus for fiscal 2000. In December 2001, the Compensation Committee determined to award Mr. Elbaum a discretionary cash bonus for fiscal 2000, which was paid in February 2002. In December 2001, the Compensation Committee also awarded discretionary cash transaction bonuses to certain executives in recognition of their contributions to the successful disposition of the Company's investment in PolyVision Corporation ("PolyVision") pursuant to the merger of PolyVision and a wholly owned subsidiary of Steelcase Inc. in November 2001 (the "PolyVision Merger"). These discretionary cash transaction bonuses were paid in February 2002 as follows: Mr. Elbaum, $525,000; Mr. Schut, $130,000; and Mr. Aldridge, $100,000.

  Mr. Karp received a $100,000 one-time, lump sum signing bonus, which was paid in 2003, pursuant to the terms of his employment agreement with Essex Electric Inc.

  Includes payments made in 2000 pursuant to the annual cash incentive bonus program of the Company and discretionary cash bonuses awarded by the Compensation Committee.

(4)
Represents the forgiveness of loans made to Mr. Elbaum prior to the effective date of the Sarbanes-Oxley Act of 2002, as described more fully below. See "Item 13. Certain Relationships and Related Transactions."

(5)
Represents the contractual forgiveness of a loan to Mr. Aldridge for certain fringe benefits made prior to the effective date of the Sarbanes-Oxley Act of 2002.

(6)
Although none of the named executive officers received restricted stock awards from the Company during the three-year period covered by this table, during 2001, Messrs. Elbaum, Aldridge and Karp, in their capacity as officers and employees of Superior TeleCom, were granted 350,000, 100,000 and 30,000 restricted shares of common stock, par value $.01 per share, of Superior TeleCom ("Superior Common Stock"), respectively, by Superior TeleCom. Such shares vest on each of the first, second and third anniversaries of the date of grant in installments of 25%, 25% and 50%. Based on the closing price of $0.15 of the Superior Common Stock on December 31, 2002, the value of such restricted stock on such date was $52,500, $15,000 and $4,500, respectively. Mr. Elbaum's shares of restricted stock fully vested upon his resignation as Chief Executive Officer of Superior TeleCom. Mr. Karp's remaining 22,500 unvested shares of restricted stock were forfeited upon his cessation of employment with Superior TeleCom as a result of the "Electrical Acquisition," which is described under "Item 13. Certain Relationships and Related Transactions."

(7)
Although none of the named executive officers received stock options to purchase Alpine Common Stock from the Company during the three-year period covered by this table, during 2000, Messrs. Elbaum, Schut and Aldridge were granted options to purchase from the Company a total of 67,000, 27,000 and 22,000, respectively, issued and outstanding shares of common stock, par value $.001 per share, of PolyVision ("PolyVision Common Stock") that were owned by the Company. In exchange for the cancellation of the stock options granted by the Company to purchase shares of PolyVision Common Stock that were disposed of by the Company pursuant to the PolyVision Merger, the Company made a cash payment in February 2002 to the holders of such options based on the mid-range Black-Scholes value of the options as follows: Mr. Elbaum, $134,325; Mr. Schut, $57,435; and Mr. Aldridge, $43,770.

  Messrs. Elbaum, Aldridge and Karp were granted options to purchase Superior Common Stock by Superior TeleCom in their capacity as officers and employees of Superior TeleCom. All options to purchase Superior Common Stock (whether vested or unvested) granted by Superior TeleCom prior to January 2, 2001, and for which the exercise price exceeded $2.75, the closing price of the Superior Common Stock on January 2, 2001, were cancelled in exchange for the grant of a replacement stock option to purchase the same number of shares of Superior Common Stock underlying the cancelled stock option. During the year ended December 31, 2001, Mr. Elbaum received a grant of stock options to purchase 677,612 shares of Superior Common Stock and a replacement stock option grant to purchase 572,388 shares of Superior Common Stock, Mr. Aldridge received a grant of stock options to purchase 145,822 shares of Superior Common Stock and a replacement stock option to purchase 104,178 shares of Superior Common Stock and Mr. Karp received a grant of stock options to purchase 150,000 shares of Superior Common Stock. Each replacement stock option was subject to a right of repurchase by Superior TeleCom, which entitled Superior TeleCom to repurchase 100% of the then unexercised portion of the replacement stock option (whether vested or unvested) for a specified repurchase price. The repurchase right was not exercised and subsequently expired on July 1, 2002. Mr. Karp's unvested options lapsed following his cessation of employment with Superior TeleCom as a result of the Electrical Acquisition. His vested options were exercisable for a period of 90 days thereafter, but were not exercised and were cancelled.

(8)
The amounts set forth include (i) with respect to Messrs. Elbaum, Schut and Aldridge, matching contributions made by the Company under a 401(k) plan in 2000 and, with respect to Mr. Schut, also in 2001 and 2002, (ii) an accrual under the Superior Teletec Inc. ("Teletec") Senior Executive Retirement Plan (the "Teletec SERP"), which the Company assumed at the time of the acquisition of Teletec by Alpine in 1993, for the payment of future annuities to Mr. Aldridge, (iii) with respect to Mr. Schut, payment of an annuity the Company has agreed to pay in 15 equal annual installments of $18,900, of which the Company paid Mr. Schut the first installment during 2000, (iv) medical reimbursement for all of the named executive officers, (v) with respect to Mr. Karp, an automobile allowance for the period of December 12 - December 31, 2002 and with respect to Mr. Aldridge, value of the use of a company-owned automobile, (vi) book value of automobiles transferred to Messrs. Elbaum and Schut in 2002, (vii) imputed premium costs of group term life insurance for all of the named executive officers, and (viii) with respect to Messrs. Elbaum and Schut, imputed premium costs of split dollar life insurance.

(9)
In addition to the amounts paid to Mr. Elbaum in 2002 as noted in footnote 8, the amount set forth also includes (i) $2,894,180, which represents the sole and final distribution made directly to Mr. Elbaum in 2002 in connection with the cessation of all benefit accruals under the Alpine Senior Executive Retirement Plan ("SERP") in 2001, as approved by the Compensation Committee, (ii) $750,000 paid to Mr. Elbaum in 2002 representing the unpaid termination balance due to him pursuant to the terms of his employment agreement with Superior TeleCom upon his resignation as Chief Executive Officer of Superior TeleCom, which the Company assumed in connection with the Electrical Acquisition and (iii) $134,325 paid to Mr. Elbaum in 2002 in consideration for the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock, as described in footnote 7 above.

(10)
In addition to the amounts paid to Mr. Schut in 2002 as noted in footnote 8, the amount set forth also includes (i) $2,290,781, which represents the sole and final distribution made directly to Mr. Schut in 2002 in connection with the cessation of all benefit accruals under the SERP in 2001 and his retirement from the Company in February 2002, as approved by the Compensation Committee, (ii) $1.4 million paid to Mr. Schut as a retirement benefit payment, as approved by the Compensation Committee, and (iii) $57,435 paid to Mr. Schut in 2002 in consideration for the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock, as described in footnote 7 above.

(11)
In addition to the amounts paid to Mr. Aldridge in 2002 as noted in footnote 8, the amount set forth also includes (i) $698,871, which represents the sole and final distribution made directly to Mr. Aldridge in 2002 in connection with the cessation of all benefit accruals under the SERP in 2001, as approved by the Compensation Committee, (ii) $244,229 paid to Mr. Aldridge in 2002, which represents the discounted present value of his accrued benefit under the Teletec SERP, which the Company determined to liquidate, as approved by the Compensation Committee, and (iii) $43,770 paid to Mr. Aldridge in 2002 in consideration for the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock, as described in footnote 7 above.

(12)
Mr. Schut retired as Executive Vice President of the Company in February 2002.

STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

        There were no stock option grants to any of the named executive officers during the year ended December 31, 2002. Mr. Karp's employment agreement provides that the Company will recommend to the Compensation Committee that Mr. Karp receive a stock option grant to purchase 125,000 shares of Alpine Common Stock. As of the current date, this grant has not been awarded. See "Employment Agreements" below.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

        The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2002 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2002:

	Exercised During 2002		Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options(1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven S. Elbaum	—	—	809,986	53,334	—	—
Bragi F. Schut	—	—	328,780	21,667	—	—
David S. Aldridge	—	—	391,814	17,667	—	—
Harold Karp	—	—	—	—	—	—

(1)
Based upon the closing price of $0.75 of the Alpine Common Stock on December 31, 2002.

PENSION PLAN

        Each of Messrs. Elbaum, Schut and Aldridge participated in the SERP, an unfunded non-qualified defined benefit plan. Benefit accruals under the SERP for Messrs. Elbaum, Schut and Aldridge were frozen as of June 14, 2001. The sole and final distribution of the accrued benefit made directly to each of Messrs. Elbaum, Schut and Aldridge in 2002 in connection with the cessation of all benefit accruals under the SERP in 2001 was as follows: Mr. Elbaum, $2,894,180; Mr. Schut, $2,290,781; and Mr. Aldridge, $698,871. The Company contributed an amount equal to not more than 15% of the frozen accrued benefits for Messrs. Elbaum and Schut to a so-called "rabbi" trust, all or a portion of which is being utilized to pay the premiums on second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut, as described under "Item 13. Certain Relationships and Related Transactions."

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

        Until 2001, when the Board of Directors terminated the retirement benefit plan for Board members, a non-employee director with at least five years of service would receive, upon reaching age 70 and termination of service to the Company, a retirement benefit of $10,000 per year for 15 years after his retirement, payable to the director or the director's beneficiaries in the event of his death. The Company made a mandatory lump sum distribution in 2002 equal to the present value of the non-employee director's retirement benefit as follows: Mr. Byers, $52,706; Mr. Harrison, $100,578; Mr. Jansing, $102,950; Mr. Janson, $102,950; and Mr. Kanely, $59,152. Retired non-employee directors, Joseph Kell and Gene Lewis, who had commenced receiving annual retirement benefits as of the date of the termination of the retirement benefit plan, continued to receive their vested annual retirement benefits, which, for Mr. Kell, ended in January 2003 and, for Mr. Lewis, will end in July 2013.

Employment Agreements

        Pursuant to an agreement entered into with Superior TeleCom in connection with the Electrical Acquisition and Superior TeleCom's September 2002 amendment to its credit facility, Mr. Elbaum resigned as Chief Executive Officer of Superior TeleCom as of December 31, 2002. During 2001 and 2002, Mr. Elbaum continued to serve as Chairman and Chief Executive Officer of the Company at reduced compensation pursuant to a letter agreement between Mr. Elbaum and the Company entered into in April 2001. At that time, recognizing that the Company's operations were then conducted primarily through its holdings in Superior TeleCom and its other investments, Mr. Elbaum's roles at the Company and Superior TeleCom were restructured so that he would devote substantially his full business time and focus as the Chief Executive Officer of Superior TeleCom. As a result of his resignation from Superior TeleCom, the original terms and provisions of the employment agreement between Mr. Elbaum and the Company dated April 26, 1996 were automatically reinstituted to reflect his current full-time commitment to the Company. The Company paid $750,000 to Mr. Elbaum in 2002 representing the unpaid termination balance due to him pursuant to the terms of his employment agreement with Superior TeleCom upon his resignation as Chief Executive Officer of Superior TeleCom, which was assumed in connection with the Electrical Acquisition and Superior TeleCom's September 2002 amendment to its credit facility.

        Mr. Elbaum's employment agreement, which was amended by the Board of Directors on January 3, 2003, provides for a base salary of $621,920, which will be paid in a combination of cash and Alpine Common Stock based on the closing price on January 3, 2003. Specifically, the first 60% of Mr. Elbaum's base salary is payable in cash and the remaining 40% will be paid in shares of Alpine Common Stock. The shares of Alpine Common Stock will be credited to the Company's Deferred Stock Account Plan immediately following the date on which Mr. Elbaum receives the final installment of the cash portion of his salary, but in no event earlier than July 3, 2003. Such shares of Alpine Common Stock will be fully vested and will be deferred for a period of five years. Under the terms of the Deferred Stock Account Plan, Mr. Elbaum will be entitled to a matching contribution in shares of Alpine Common Stock equal to 25% of the shares that are deferred for a three-year period and an additional 25% of the shares that are deferred for the full five-year period.

        The employment agreement with Mr. Elbaum also provides for annual performance-based bonuses, participation in a performance-based, long-term incentive stock option award program and certain other benefits, including medical, dental and other insurance benefits. The agreement with Mr. Elbaum also provides that he will serve on the Board of Directors of the Company, and continues for a term ending upon the occurrence of any of the following events: (i) death or disability of Mr. Elbaum; (ii) termination by the Company without "cause" or for "cause"; or (iii) termination by the executive for "good reason" or without "good reason." Generally, if Mr. Elbaum terminates his employment for "good reason" or the Company terminates his employment without cause, Mr. Elbaum is entitled to receive a severance payment equal to one and one-half times his annual salary and bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of the Company, Mr. Elbaum is entitled to varying benefits described in his employment agreement.

        Recognizing that the Company's operations were then conducted primarily through its holdings in Superior TeleCom and its other investments, Mr. Aldridge, who was primarily involved in providing services to Superior TeleCom, joined Superior TeleCom effective as of January 1, 2001. In connection with this effort, in April 2001, the Company entered into a letter agreement with Mr. Aldridge. The agreement with Mr. Aldridge acknowledges and sets forth the terms with regard to his ceasing to be an employee of the Company. During 2002, Mr. Aldridge continued to serve as Chief Financial Officer of the Company at an annual fee of $50,000 and the Company agreed to honor its assumption of all obligations under the Teletec SERP, which was paid in 2002. As a result of his enhanced responsibilities at Superior TeleCom, including his appointment as Chief Restructuring Officer of Superior TeleCom in January 2003, Mr. Aldridge is resigning as Chief Financial Officer of the Company effective as of May 1, 2003. For a description of Mr. Aldridge's employment agreements with Superior TeleCom, see "Item 13. Certain Relationships and Related Transactions."

        In connection with Mr. Schut's retirement as Executive Vice President of the Company in February 2002, with the approval of the Compensation Committee, the Company and Mr. Schut agreed to a retirement and termination arrangement providing for a lump sum payment of $1.4 million and the continuation of certain fringe and health benefits.

        Mr. Karp is employed pursuant to an employment agreement with Essex Electric Inc. ("Essex Electric"), a wholly-owned subsidiary of the Company. The employment agreement provides for an annual base salary of $250,000, as adjusted annually for increases in the consumer price index, plus an annual bonus based on the achievement of performance goals set by Essex Electric. Mr. Karp received a sign-on bonus of $100,000 in February 2003 and is entitled to a retention bonus equal to $112,500, payable in two equal installments as soon as practicable following June 30, 2003 and January 15, 2004, provided he remains continuously employed through each such payment date (unless employment is terminated by Essex Electric without "cause" or by Mr. Karp for "good reason") and subject to repayment in limited circumstances. The agreement also provides for certain other benefits, including fringe benefits and medical, dental and other insurance benefits. The employment agreement provides that the Company will recommend to the Compensation Committee that Mr. Karp receive a stock option grant to purchase 125,000 shares of Alpine Common Stock. As of the current date, this grant has not been awarded.

        Mr. Karp's employment is for a term ending upon the occurrence of any of the following events: (i) death or disability of Mr. Karp; (ii) termination by Essex Electric without "cause" or for "cause"; or (iii) termination by Mr. Karp for "good reason" or without "good reason." Generally, if the Mr. Karp terminates his employment for "good reason" or Essex Electric terminates his employment without "cause", Mr. Karp is entitled to receive a severance payment equal to one times his annual salary and annual bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of Essex Electric, Mr. Karp is entitled to severance equal to three times his annual salary and bonus.

Compensation Committee Interlocks and Insider Participation

        Randolph Harrison and John C. Jansing served on the Compensation Committee during the year ended December 31, 2002. There were no compensation committee interlocks or insider (employee) participation during such period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        As of April 23, 2003, there were issued and outstanding 14,179,640 shares of Alpine Common Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly filed documents with the Securities and Exchange Commission.

Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
Steven S. Elbaum	3,096,058	(2)	20.6%
Alexandra Global Investment Fund I, Ltd. 237 Park Avenue Ninth Floor New York, NY 10017	2,050,291	(3)	14.5
Bragi F. Schut	953,755	(4)	6.6
Morgan Stanley Dean Witter & Co. 1585 Broadway New York, NY 10036	941,400	(5)	6.6
A. Alex Porter and Paul Orlin Porter, Felleman Inc. 666 Fifth Avenue New York, NY 10103	717,400	(6)	5.1
David S. Aldridge	587,541	(7)	4.0
Kenneth G. Byers, Jr.	535,855	(8)	3.8
John C. Jansing	310,333	(9)	2.2
James R. Kanely	204,457	(10)	1.4
Randolph Harrison	58,481	(11)	*
Harold M. Karp	437		*
All directors and executive officers as a group	5,523,687	(12)	34.7

*
Less than one percent

(1)
Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., One Meadowlands Plaza, Suite 200, East Rutherford, New Jersey 07073.

(2)
Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership, (ii) 863,320 shares issuable upon exercise of certain stock options and (iii) 86,051 shares of restricted stock. All such restricted stock and 579,974 shares received upon exercise of certain stock options have been credited to Mr. Elbaum's account under the Company's Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board of Directors of the Company. An additional 55,368 shares of restricted stock and 203,348 shares received upon exercise of certain stock options have been credited to the accounts of certain other officers and employees of the Company under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares, and such shares are accordingly included in Mr. Elbaum's total.

(3)
Based upon information provided to the Company by Alexandra Global Investment Fund I, Ltd. In addition, Alexandra Investment Management, LLC and Mikhail A. Filimonov and Dimitri Sogoloff, principals of Alexandra Investment Management, LLC, may be deemed to be the beneficial owners of such shares by reason of their power to direct the voting and disposition of such shares.

(4)
Includes (i) 12,350 shares owned by Mr. Schut's wife, as to which shares Mr. Schut disclaims beneficial ownership, (ii) 350,447 shares issuable upon exercise of certain stock options and (iii) 44,732 shares of restricted stock. An aggregate of 24,240 shares of such restricted stock and 147,549 shares received upon exercise of certain stock options have been credited to Mr. Schut's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(5)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003. Each of Morgan Stanley Dean Witter & Co. and Morgan Stanley & Co. International Limited has shared voting and dispositive power with respect to such shares.

(6)
Based on a Schedule 13D filed with the Securities and Exchange Commission on November 15, 2001. Messrs. Porter and Orlin, as general partners or principals of certain entities, have sole power to vote, direct the vote, dispose and direct the disposition of such shares.

(7)
Includes (i) 4,042 shares held in the Superior Telecommunications Inc. ("STI") 401(k) Plan, (ii) 409,481 shares issuable upon exercise of certain stock options and (iii) 20,617 shares of restricted stock. All such restricted stock and 30,824 shares received upon exercise of certain stock options have been credited to Mr. Aldridge's account under the Deferred Stock Account Plan, which provides that Steven S. Elbaum has the sole power to vote such shares.

(8)
Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder, and 9,653 shares issuable upon exercise of certain stock options.

(9)
Includes 90,894 shares of restricted stock.

(10)
Includes (i) 126,443 shares issuable upon exercise of certain stock options, (ii) 6,260 shares held in the STI 401(k) Plan and (iii) 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.

(11)
Includes 1,320 shares issuable upon exercise of certain stock options.

(12)
Includes (i) 1,760,664 shares issuable upon exercise of certain stock options, (ii) 242,294 shares of restricted stock and (iii) 13,750 shares as to which the officers and directors disclaim beneficial ownership.

        In addition, there are issued and outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock, par value $1.00 per share, of the Company, all of which are held by Patrick W. Allender, 5 Holly Leaf Court, Bethesda, Maryland 20817.

Item 13.    Certain Relationships and Related Transactions

        On December 11, 2002, in accordance with the terms of a definitive purchase agreement dated October 31, 2002, as amended on December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco"), a wholly owned subsidiary of Alpine, acquired the following assets and securities from

Superior TeleCom: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior TeleCom's electrical wire business, which is currently owned and operated by Essex Electric; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd., the largest Israeli-based producer of wire and cable products. The aggregate purchase price was approximately $85 million in cash plus the issuance of a warrant to Superior TeleCom to purchase 19.9% of the common stock of Essex Electric. This transaction is hereinafter referred to as the "Electrical Acquisition".

        In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior TeleCom entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement Essex Electric, among other things, has agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its building and industrial wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior TeleCom will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior TeleCom. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior TeleCom. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior TeleCom may terminate its obligations to supply copper rod upon 60 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement after December 11, 2002 was $10.8 million and the cost for administrative services for 2002 was $0.3 million.

        Effective as of January 1, 2001, Superior TeleCom entered into an employment agreement with David S. Aldridge, as Senior Vice President and Chief Financial Officer. Mr. Aldridge is entitled to an annual base salary of $290,000, as adjusted annually for increases in the consumer price index, and an annual fiscal year bonus based on Superior TeleCom's incentive plan for senior management, plus other benefits, including incentive, savings and retirement plans, fringe benefits and medical, dental and other insurance benefits. As a result of his enhanced responsibilities with Superior TeleCom, including his appointment as Chief Restructuring Officer of the Company in January 2003, Superior TeleCom increased Mr. Aldridge's base salary effective as of March 31, 2003 to $345,000. The employment agreement contains customary terms and provisions with respect to termination and other matters. Mr. Aldridge's employment agreement has not been assumed or rejected by the United States Bankruptcy Court for the District of Delaware in connection with Superior TeleCom's Chapter 11 filing.

        In connection with the Electrical Acquisition and Superior TeleCom's September 2002 amendment to its credit facility, Superior TeleCom and STI entered into an agreement (the "Separation Agreement") with Mr. Elbaum pursuant to which Mr. Elbaum resigned, effective as of December 31, 2002, from his position as Chief Executive Officer of Superior TeleCom, from employment with Superior TeleCom and its subsidiaries and from all other executive offices and trusteeships with, or relating to, Superior TeleCom and its subsidiaries that Mr. Elbaum held prior to such date. Pursuant to the Separation Agreement, Superior TeleCom and STI paid Mr. Elbaum a lump sum cash payment in the amount of $750,000, less applicable withholding and other payroll deductions, on the date of termination, in consideration for his resignation, his covenant not to compete and other valid consideration. Mr. Elbaum was also paid $41,896 for accrued vacation pursuant to the Separation Agreement. The aggregate amount of payments accepted by Mr. Elbaum pursuant to the Separation Agreement is less than the severance payments to which Mr. Elbaum otherwise would have been entitled pursuant to the terms of his employment agreement with Superior TeleCom.

        In 1998, the Compensation Committee determined that a $300,000 loan (which bears interest at the prime rate plus one-half percentage point) made by the Company in June 1987 to Steven S. Elbaum to finance Mr. Elbaum's exercise of certain stock options would be forgiven over a period of four years commencing on July 15, 1999, provided that if Mr. Elbaum voluntarily ceases his employment with the Company at any time during such period, the then outstanding balance of the loan and interest thereon would be immediately due and payable. The final $75,000 installment was forgiven in July 2002.

        Pursuant to their respective employment agreements with the Company, Steven S. Elbaum, Chairman and Chief Executive Officer of the Company, and Bragi F. Schut, former Executive Vice President of the Company, were loaned by the Company approximately $398,000 and $105,000, respectively, in respect of the tax consequences of certain restricted stock awards on each of September 1, 1995, 1996 and 1997. The indebtedness, which was outstanding as of April 1, 2003, bears interest at the annual rate of 5.87%. Pursuant to the terms of the agreement entered into between the Company and Mr. Elbaum in April 2001, the Company agreed that, so long as Mr. Elbaum continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, the indebtedness in respect of certain restricted stock awards (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2002. The Company also agreed that so long as Mr. Schut continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, his indebtedness in respect of certain restricted stock awards (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2002. Notwithstanding the foregoing, in the event that Messrs. Elbaum's or Schut's status as an officer or director of the Company, Superior TeleCom or any affiliate is terminated without cause during the aforesaid 10-year period and provided that he is no longer an officer or director of the Company, Superior TeleCom or any affiliate, the entire remaining balance of his indebtedness would then automatically be forgiven. In connection with the restructuring of the Company's management in 2001, the Company also agreed to forgive any remaining balance on a $14,000 loan (plus accrued interest) made to Mr. Elbaum in November 2000, which balance was forgiven in 2001. Messrs. Elbaum and Schut will pay all taxes relating to any cancellation of indebtedness income arising out of the forgiveness of the aforementioned loans.

        Effective as of March 27, 2001, Messrs. Elbaum and Schut agreed to exchange a portion of their frozen accrued SERP benefits, as described above under "Pension Plan," for Company funded second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut and their respective spouses. The annual premiums for this insurance coverage is $103,934 for the first year and $312,043 over the next three years for Mr. Elbaum and $109,141 for the first year and $219,592 over the next two years for Mr. Schut, which premiums may be recovered by the Company upon the death of Mr. Elbaum or Schut, respectively. In connection with its contractual obligation to relinquish certain rights under its split-dollar insurance arrangements with Mr. Elbaum, the Company converted the collateral assignment split-dollar insurance arrangements with Mr. Elbaum to endorsement split-dollar insurance arrangements and endorsed the death benefits to a trust for the benefit of Mr. Elbaum's designated beneficiaries. The Company borrowed the amount of its net cash surrender value thereunder and loaned such amounts to Mr. Elbaum in 2001. In 2002, the loans, which were for $155,864, $173,862 and $97,548, plus accrued interest thereon, were forgiven following approval of the Compensation Committee. In connection with its obligation to relinquish certain rights under its split-dollar insurance arrangement with Mr. Schut, the Company effected a tax-free exchange of the current insurance policy for a new policy on Mr. Schut's life and concurrently effected an endorsement split-dollar arrangement to protect the Company's interest. The Company paid an initial premium of $17,915 on the new policy and is required to pay nine additional consecutive annual premiums of $17,915 commencing in 2002. Upon Mr. Schut's death, the Company is entitled to recover the premiums paid.

        All of the foregoing loans were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002 and no modifications have been made to these loans since that date.

        On October 2, 1996, at the time of Superior TeleCom's initial public offering, the Company entered into an agreement (the "Services Agreement") with Superior TeleCom. Pursuant to the Services Agreement, the Company provided management and other services to Superior TeleCom. In exchange for such services, Superior TeleCom paid the Company a per annum fee plus reimbursement of costs and expenses incurred in connection with the Company's provision of such services. Effective September 1, 2000, the per annum fee was increased from $2.7 million to $5.0 million. The Services Agreement was further amended effective January 1, 2001 to provide for a reduction in the per annum fee from $5.0 million to $4.0 million for the period from January 1, 2001 through June 30, 2002 and to provide for an additional fee of $1.0 million to be accrued and paid at such time as Superior TeleCom makes a $175 million term loan prepayment from proceeds of a major asset divesture or equity transaction, which transaction did not occur. The annual fee under the Services Agreement was estimated to reflect commercially reasonable costs for the services provided. However, the level of services provided by the Company was reduced during 2001 and further in 2002. The Services Agreement expired in accordance with its terms on June 30, 2002, and no amounts were paid under the Services Agreement in 2002.

        In December 2001, Alpine, Superior TeleCom and STI, Superior TeleCom's wholly-owned subsidiary ("STI"), entered into a reimbursement agreement pursuant to which Alpine committed to advance on behalf of STI approximately $3.8 million to be used solely to pay one quarterly cash interest payment on STI's senior subordinated notes. In May 2002, the commitment was funded, and, pursuant to the terms of the reimbursement agreement, Superior TeleCom issued junior subordinated PIK notes to Alpine in the face amount of the funds advanced, with such notes due seven years from the date issued. Interest on these notes is payable in the form of additional junior subordinated PIK notes for as long as the indebtedness arising under STI's senior credit agreement remains outstanding. STI issued to Alpine a junior subordinated PIK note in the original principal amount of $93,913 as part of the consideration for Alpine's commitment. As additional consideration, Superior TeleCom also issued Alpine warrants to purchase 200,000 shares of Superior Common Stock at an exercise price of $1.41 per share, and was obligated to issue Alpine warrants to purchase an additional 50,000 shares of Superior Common Stock at the same exercise price upon obtaining requisite stockholder approval of such issuance. In addition, because the commitment was actually drawn upon, Alpine was to be issued, subject to obtaining requisite stockholder approval of such issuance, additional warrants to purchase up to 2.1 million shares of Superior Common Stock; the first 900,000 warrants at an exercise price of $1.41, with the remainder at an exercise price of $1.69. All of the aforementioned warrants were canceled in connection with the Electrical Acquisition.

        In accordance with the terms of James R. Kanely's former employment agreement with the Company, in 2001 he commenced receiving an annuity of $34,700 per year for 15 years. In March 2002, the Company liquidated its liability to Mr. Kanely under the Teletec SERP and is paying him an annuity of $7,378 per month for 15 years commencing in 2002.

        The Company owns one-eighth of an interest in each of two aircraft pursuant to an arrangement with Raytheon Travel Air Company. For the year ended December 31, 2002, Superior TeleCom paid to the Company $179,181 in maintenance fees and $78,947 in usage fees, which amounts represent the maintenance and usage fees allocable to Superior TeleCom's usage of the aircraft.

        In December 2002, the Company sold for $5,428,487.79 its investment of 160,256.41 shares in Alexandra Global Investment Fund I, Ltd., an investment management company, which it originally purchased on February 1, 2002 for an aggregate purchase price of $5,000,000. Alexandra owns in excess of 5% of the Alpine Common Stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2003
THE ALPINE GROUP, INC.

	By:	/s/ STEVEN S. ELBAUM Steven S. Elbaum Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN S. ELBAUM Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	April 30, 2003
/s/ DAVID S. ALDRIDGE David S. Aldridge	Chief Financial Officer (principal financial and accounting officer)	April 30, 2003
/s/ KENNETH G. BYERS, JR. Kenneth G. Byers, Jr.	Director	April 30, 2003
/s/ RANDOLPH HARRISON Randolph Harrison	Director	April 30, 2003
/s/ JOHN C. JANSING John C. Jansing	Director	April 30, 2003
/s/ JAMES R. KANELY James R. Kanely	Director	April 30, 2003
/s/ BRAGI F. SCHUT Bragi F. Schut	Director	April 30, 2003

I, Steven S. Elbaum, certify that:

1.
I have reviewed this annual report on Form 10-K/A of The Alpine Group, Inc.;

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

Date: April 30, 2003

                      /s/  STEVEN S. ELBAUM
                      Name: Steven S. Elbaum
                      Title: Chief Executive Officer

I, David S. Aldridge, certify that:

1.
I have reviewed this annual report on Form 10-K/A of The Alpine Group, Inc.;

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

Date: April 30, 2003

                      /s/  DAVID S. ALDRIDGE
                      Name: David S. Aldridge
                      Title: Chief Financial Officer

QuickLinks

PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002
AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES
PENSION PLAN
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
SIGNATURES