Form 10-Q
period 2003-03-31
ALPINE GROUP INC /DE/
filed 2003-05-15
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock, $.10 Par Value	14,999,372

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,422	$8,139
Accounts receivable (less allowance for doubtful accounts of $473 and $413 at March 31, 2003 and December 31, 2002, respectively)	54,693	62,864
Inventories	64,624	81,198
Other current assets	6,025	10,443

Total current assets	130,764	162,644
Property, plant and equipment, net	18,402	15,384
Long-term investments and other assets	6,159	5,093

Total assets	$155,325	$183,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$2,153	$2,151
Accounts payable	17,859	16,588
Accrued expenses	15,341	18,850
Deferred and current income taxes	11,547	15,454

Total current liabilities	46,900	53,043
Long-term debt, less current portion	51,671	69,886
Deferred income taxes	19,310	20,533
Other long-term liabilities	1,912	1,887

Total liabilities	119,793	145,349

Accumulated losses in excess of net investment in Superior	865,887	865,887
Warrant	1,000	1,000
Stockholders' deficit:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value; 25,000,000 shares authorized; (22,084,694 shares issued at March 31, 2003 and December 31, 2002)	2,208	2,208
Capital in excess of par value	165,096	165,195
Accumulated other comprehensive deficit	(11,708)	(11,597)
Accumulated deficit	(892,544)	(890,221)

	(736,521)	(733,988)
Treasury stock, at cost (7,939,711 shares at March 31, 2003 and 7,963,203 December 31, 2002)	(94,298)	(94,574)
Receivable from stockholders	(536)	(553)

Total stockholders' deficit	(831,355)	(829,115)

Total liabilities and stockholders' deficit	$155,325	$183,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$97,541	$376,778
Cost of goods sold	87,810	330,813

Gross profit	9,731	45,965
Selling, general and administrative expenses	11,476	37,850
Restructuring and other charges	2,586	13,990

Operating loss	(4,331)	(5,875)
Interest expense	(1,151)	(25,658)
Other income (expense), net	(30)	1,611

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(5,512)	(29,922)
Income tax benefit	2,125	13,608

Loss before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(3,387)	(16,314)
Distributions on preferred securities of subsidiary trust	—	(4,139)

Loss before minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(3,387)	(20,453)
Minority interest in losses of subsidiaries	—	431
Equity in earnings of affiliate	1,073	—

Loss before cumulative effect of accounting change for goodwill impairment	(2,314)	(20,022)
Cumulative effect of accounting change for goodwill impairment, net of minority interest	—	(388,086)

Net loss	(2,314)	(408,108)
Preferred stock dividends	(9)	(9)

Net loss applicable to common stock	$(2,323)	$(408,117)

Net loss per share of common stock-basic and diluted:
Loss before cumulative effect of accounting change for goodwill impairment	$(0.16)	$(1.36)
Cumulative effect of accounting change for goodwill impairment	—	(26.32)

Net loss—basic and diluted	$(0.16)	$(27.68)

Weighted average shares outstanding:
Basic and diluted	14,931	14,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2003
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427

Balance at end of period	427	427

Common stock:
Balance at beginning of period	22,084,694	2,208

Balance at end of period	22,084,694	2,208

Capital in excess of par value:
Balance at beginning of period		165,195
Stock grants		(99)

Balance at end of period		165,096

Accumulated other comprehensive deficit:
Balance at beginning of period		(11,597)
Change in unrealized losses on securities, net of tax		(111)

Balance at end of period		(11,708)

Accumulated deficit:
Balance at beginning of period		(890,221)
Net loss		(2,314)
Dividends on preferred stock		(9)

Balance at end of period		(892,544)

Treasury stock:
Balance at beginning of period	(7,963,203)	(94,574)
Stock options and grants	23,492	276

Balance at end of period	(7,939,711)	(94,298)

Receivable from stockholders:
Balance at beginning of period		(553)
Compensation expense related to stock options and grants		17

Balance at end of period		(536)

Total stockholders' deficit		$(831,355)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Loss before cumulative effect of accounting change for goodwill impairment	$(2,314)	$(20,022)
Adjustments to reconcile loss before cumulative effect of accounting change to net cash provided by (used for) operating activities:
Depreciation and amortization	259	11,801
Deferred distributions on Trust Convertible Preferred Securities	—	3,844
Amortization of deferred debt issuance costs and accretion of debt discount	121	3,189
Gain on early extinguishment of debt	—	(2,222)
Write-down of idled property, plant and equipment	—	8,483
Gain on settlement of derivatives	—	(917)
Compensation expense related to stock options and grants	194	447
Deferred income tax benefit	(2,172)	(4,147)
Minority interest in losses of subsidiary	—	(431)
Equity in earnings of affiliates	(1,073)	—
Change in assets and liabilities:
Accounts receivable, net	8,171	(32,428)
Inventories, net	16,574	19,613
Other current and non-current assets	(1,605)	532
Accounts payable and accrued expenses	(2,238)	(21,067)
Other, net	25	(6,071)

Cash flows provided by (used for) operating activities	15,942	(39,396)

Cash flows from investing activities:
Capital expenditures	(3,279)	(3,329)
Proceeds from sale of investment	—	23,530
Proceeds from sale of assets	2,850	—
Superior Israel customer loans	—	2,726
Restricted cash	—	(18)
Other	—	79

Cash flows provided by (used for) investing activities	(429)	22,988

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities, net	(18,199)	10,443
Short-term borrowings (repayments), net	—	5,314
Repayments of long-term borrowings	(22)	(27,573)
Debt issuance costs	—	(3,966)
Other, net	(9)	(821)

Cash flows used for financing activities	(18,230)	(16,603)

Effect of exchange rate on cash	—	(25)
Net decrease in cash and cash equivalents	(2,717)	(33,036)
Cash and cash equivalents at beginning of period	8,139	52,534

Cash and cash equivalents at end of period	$5,422	$19,498

Supplemental disclosures:
Cash paid for interest	$1,298	$32,255

Cash paid (received) for income taxes, net	$245	$(3,287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(unaudited)

1. General

  Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its consolidated subsidiaries (collectively, unless the context otherwise requires, "Alpine" or the "Company").

        Prior to December 11, 2002, Alpine's operations include the consolidated results of its then majority-controlled subsidiary Superior TeleCom Inc. ("Superior") and Superior's then majority-owned subsidiary Superior Cables Ltd. ("Superior Israel"). As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, through December 11, 2002 Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems Inc. (the "Electrical Acquisition")-(see Note 2), certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Israel from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Israel are accounted for under the equity method and are no longer consolidated with Alpine.

        As discussed above, prior to December 11, 2002 the consolidated financial statements of Alpine included the operating results and balance sheet of Superior. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, would not receive any distribution under the contemplated restructuring strategy. However, there can be no assurance that the final restructuring and reorganization plan will contain the terms of Superior's current strategy, that such plan will receive the requisite approvals or that such plan will be confirmed by the bankruptcy court or consummated. If the restructuring strategy is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior (carried as a negative investment of $865.9 million in the consolidated balance sheet) will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interest.

        As a result of the net losses incurred by Superior in 2002, Alpine recorded losses in excess of its investment in Superior of $865.9 million through December 11, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior, nor is Alpine liable for nor has it guaranteed any debt or other obligations of Superior (other than certain capital lease obligations of Superior). Alpine will not record any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative investment). If Superior's currently contemplated restructuring strategy is ultimately confirmed by the bankruptcy court, Alpine's equity interest in Superior would be eliminated.

  Goodwill

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment.

        The transitional rules for implementing SFAS No. 142 provided that an initial assessment as to whether there was an implied impairment to the carrying value of goodwill must be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 required that any goodwill impairment resulting from initial application be reflected through a charge to income as a cumulative effect of an accounting change, as of January 1, 2002.

        Superior completed its determination of initial goodwill impairment in August 2002 and recorded a non-cash goodwill impairment charge of $424 million including $166 million related to Superior's Electrical segment and $258 million related to Superior's original equipment manufacturers ("OEM") segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2002 has been restated to reflect the cumulative effect of the accounting change. The cumulative effect of the accounting change as presented in the accompanying statement of operations is summarized as follows (millions):

Superior's goodwill impairment loss	$424
Additional goodwill impairment recorded by Alpine	3
Less: Impairment allocable to Superior's minority interest	(39)

$388

  Stock-Based Compensation Plans

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As

  Stock-Based Compensation Plans

allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(2,314)	$(408,108)
Add stock-based employee compensation expense included in reported net loss, net of tax	115	215
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(168)	(452)

Pro forma net loss	$(2,367)	$(408,345)

Net loss per share:
Basic and diluted—as reported	$(0.16)	$(27.68)
Basic and diluted—pro forma	(0.16)	(27.69)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: dividend yield of 0% for each period; expected volatility of 99% and 79%, risk-free interest rate of 2.6% and 4.5%, and expected life of two years for all periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the three months ended March 31, 2003 and 2002 was $0.49 and $1.26, respectively.

        Included in treasury stock shares at March 31, 2003 and December 31, 2002 are 805,783 shares of stock issued upon the exercise of stock options and held in irrevocable grantor trusts in connection with a deferred stock account plan sponsored by the Company.

  New accounting standards

        The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. The adoption of SFAS No. 143 did not have a material impact on the results of operations or financial position of the Company.

  New accounting standards

        The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2002. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145, the Company reclassified to other income (expense) a $2.2 million gain on the early extinguishment of debt previously recognized as an extraordinary item in the Company's statement of operations for the three months ended March 31, 2002.

        The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the three months ended March 31, 2003 have been accounted for in accordance with SFAS No. 146.

        The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of Interpretation No. 45 did not have a material effect on the Company's financial statements. The Company historically is a party to a guaranty of Superior's obligations under a capital lease with respect to one of Superior's manufacturing facilities. The lease currently provides for monthly payments of $56,000 subject to tri-annual adjustments for changes in the consumer price index. The initial lease term expires in 2018. The Company believes the facility and underlying lease are valuable assets of Superior and it is anticipated that as part of its reorganization Superior will assume the lease and perform as tenant thereunder.

  Derivatives

        The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. To manage the risk associated with such volatility, the Company

  Derivatives

has entered into futures contracts to match the metal component of customer product pricing with the cost component of the inventory shipped. Historically, these future contracts hedging future sales commitments have been designated as cash flow hedges with unrealized gains and losses recorded in other comprehensive income until the hedged sales transactions are reflected in the income statement. Any hedge ineffectiveness is immediately recognized in earnings. At March 31, 2003, the Company had no futures purchase contracts related to such future customer firm sales commitments.

        In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. At March 31, 2003, future sales contracts for 19 million pounds of copper, or $14.6 million, with an estimated fair value of $0.9 million were outstanding. These future contracts have been designated as fair value hedges with changes in the fair value of these contracts recorded in the consolidated income statement of operations on the same line item as the underlying exposure being hedged.

2. Electrical Acquisition

        On December 11, 2002, Alpine, through Alpine Holdco, Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model. The portion of the Electrical Acquisition attributable to the non-controlling interest in Superior was accounted for as a purchase and Alpine's consolidated financial statements for periods subsequent to the acquisition date reflect the pro rata allocation of the purchase price. Assets acquired and liabilities assumed with respect to Alpine's 48.9% interest in Superior were recorded at their historical cost basis.

        In connection with the Electrical Acquisition, the Company and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, has agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement was $38.6 million and the cost for administrative services was $1.3 million for the three months ended March 31, 2003.

3. Asset sale

        In February 2003, the Company sold its plant in Lafayette, Indiana together with the related equipment and inventory which comprised substantially all of its industrial wire business. The total purchase price was approximately $12.6 million in cash which approximated the book value of the assets sold. Additionally, the Company is leasing its Orleans, Indiana plant to the purchaser for an annual rental of $350,000. The lease expires in February 2004. The net carrying value of the Orleans plant was $0.8 million at March 31, 2003.

4. Inventories

        At March 31, 2003 and December 31, 2002, the components of inventories were as follows:

	March 31, 2003	December 31, 2002
	(in thousands)
Raw materials	$7,292	$4,933
Work in process	8,114	10,167
Finished goods	51,181	66,098

	66,587	81,198
LIFO reserve	(1,963)	—

	$64,624	$81,198

        Inventories valued using the LIFO method amounted to $58.4 million and $74.1 million at March 31, 2003 and December 31, 2002, respectively.

5. Comprehensive loss

        The components of comprehensive loss for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net loss	$(2,314)	$(408,108)
Foreign currency translation adjustment	—	(996)
Change in unrealized gains (losses) on derivatives, net	—	17
Realized losses on securities, net of tax	—	2,389
Change in unrealized losses on securities, net of tax	(111)	(2,352)

Comprehensive loss	$(2,425)	$(409,050)

        The components of accumulated other comprehensive deficit at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2001
	(in thousands)
Foreign currency translation adjustment	$(4,022)	$(4,022)
Additional minimum pension liability	(7,594)	(7,594)
Other	(92)	19

	$(11,708)	$(11,597)

6. Restructuring and other charges

        During the three months ended March 31, 2003 the Company recorded $2.6 million of restructuring and other charges. Approximately $0.6 million and $0.4 of the total charges related to employee severance costs (140 personnel) and facility exit costs, respectively, related to the sale of the assets comprising the Company's industrial wire business (see Note 3). An additional $0.4 million related to ongoing facility exit costs with respect to the Company's plant in Columbia City, Indiana which was closed in December 2002 and $0.3 million related to start-up costs as a result of product transfers from the aforementioned plant closures. The remaining charge of $0.9 million consisted of employee severance costs (77 personnel) incurred in connection with the Company's plan to idle its plant in Sikeston, Missouri in the third quarter of 2003. A summary of accrued restructuring costs and related charges for the three months ended March 31, 2003 is as follows:

	December 31, 2002	Charges	Payments	March 31, 2003
	(in thousands)
Employee severance	$1,227	$1,506	$(1,430)	$1,303
Facility exit costs	—	1,080	(1,080)	—

	$1,227	$2,586	$(2,510)	$1,303

        During the three months ended March 31, 2002, Superior recorded restructuring and other charges of $12.6 million related to the closure of its Communications Group Elizabethtown, Kentucky manufacturing facility. These actions were taken to more closely align the productive capacity of the Communications Group with current market demand levels. The $12.6 million charge included an $8.5 million write-down of idled property, plant and equipment, $3.0 million of employee separation costs and $1.1 million of other facility related closure costs. Additionally, during the three months ended March 31, 2002, Alpine recorded restructuring and other charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine's corporate administrative staffing reductions.

7. Debt

        In connection with the Electrical Acquisition (see Note 2), Alpine Holdco entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE and its wholly-owned subsidiaries, DNE Manufacturing and Service Company and DNE Technologies, Inc. (collectively the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Following consummation of the acquisition, the borrowers under the Loan Agreement are Essex Electric, DNE Manufacturing and Services Company and DNE Technologies, Inc.

        The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The weighted average interest rate at March 31, 2003 and December 31, 2002 was 4.50% and 5.02%, respectively. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA, tangible net worth and accounts payable turnover, and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE in connection with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At March 31, 2003, outstanding borrowings under the Loan Agreement were $50.8 million and the Companies had $21.7 million of borrowing availability.

        Alpine Holdco plans to conduct restructuring activities to rationalize manufacturing capacity and reduce working capital. These activities are expected to result in the incurrence of restructuring costs of approximately $10 million during 2003. In addition, these actions are expected to result in substantial further reductions of outstanding borrowings of the Company. However, the results of these restructuring activities may result in a negative impact on operating income. As such, the Company amended the Loan Agreement effective May 14, 2003 to reflect the planned restructuring activities. The amended Loan Agreement permits expenditures necessary to implement the restructuring plan and modifies certain financial covenants. Based on the terms of the amended Loan Agreement, the Company believes it will comply with all financial covenants during 2003 as applicable under the amended Loan Agreement.

8. Loss per share

        The computation of basic and diluted loss per share for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003			2002
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Loss before cumulative effect of accounting change	$(2,314)			$(20,022)
Less: preferred stock dividends	(9)			(9)

Basic and diluted loss per common share before cumulative effect of accounting change	$(2,323)	14,931	$(0.16)	$(20,031)	14,746	$(1.36)

        The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities from the diluted earnings per share calculation as the impact would be anti-dilutive. Stock options outstanding with respect to 2.9 and 3.4 million shares of common stock for the three months ended March 31, 2003 and 2002, respectively, and the warrant issued in connection with the Electrical Acquisition have not been included in the computation of diluted earnings per share because to do so would be anti-dilutive for all periods presented.

9. Business segments

        The Company's reportable segments have historically been the strategic businesses of Superior that offer different products and services to different customers. These segments were communications, OEM and electrical. The communications segment included (i) outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002 all of Superior Israel's and DNE's products. The OEM segment included magnet wire and related products. The electrical segment includes building and industrial wire and cable. As a result of the Electrical Acquisition and the deconsolidation of Superior effective December 11, 2002, the Company's reportable segments consist of the electrical segment and DNE. Accordingly, the segment information for the three months ended March 31, 2002 presented below has been restated to separately present segment information for DNE.

        The Company evaluates segment performance based on a number of factors, with operating income being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

        Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations and balance sheets.

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net sales:
Communications	$—	$114,970
OEM	—	128,330
Electrical	89,353	123,213
DNE	8,188	10,265

	$97,541	$376,778

Operating income (loss):
Communications	$—	$5,376
OEM	—	10,182
Electrical	(2,721)	(3,030)
DNE	1,492	1,330
Corporate and other	(516)	(5,743)
Restructuring and other charges	(2,586)	(13,990)

	$(4,331)	$(5,875)

	March 31, 2003	December 31, 2002
	(in thousands)
Total assets:
Electrical	$133,861	$158,793
DNE	11,960	12,326
Corporate and other	9,504	12,002

	$155,325	$183,121

10. Summarized financial information of Superior and Superior Israel

        Summarized unaudited consolidated financial information for Superior for the three months ended March 31, 2003 and 2002 and for Superior Israel for the three months ended March 31, 2003 is as follows:

	Three Months Ended March 31,
	2003		2002
	Superior	Superior Israel
Results of Operations
Sales	$249,538	$28,871	$376,778
Operating income (loss)	1,176	1,228	(3,901)
Income (loss) before reorganization items, income taxes, distribution on preferred securities, minority interest and cumulative effect of accounting change	(19,696)	2,293	(29,883)
Income (loss) before cumulative effect of accounting change	(56,001)	2,273	(21,270)
Net income (loss)	$(56,001)	$2,273	$(445,673)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        On December 11, 2002, Alpine, through its wholly-owned subsidiary, Alpine Holdco Inc, ("Alpine Holdco") acquired the following assets and securities from Superior TeleCom, Inc. ("Superior"): (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, comprising Superior's electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. The acquisition is hereinafter referred to as the "Electrical Acquisition."

        Prior to December 11, 2002, Alpine's operations include the consolidated results of its then majority-controlled subsidiary Superior and Superior's then majority-owned subsidiary Superior Israel. As a result of the vesting of certain Superior restricted stock grants in 2002, Alpine's common equity ownership in Superior declined in 2002 from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests controlled by Alpine). In connection with the Electrical Acquisition, certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002 Superior Israel, in which Alpine, as a result of the Electrical Acquisition, now has a 47% indirect equity interest, and Superior are accounted for under the equity method and are no longer consolidated with Alpine.

        Alpine's consolidated net income (loss) has historically reflected its share of Superior's net income (loss), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under generally accepted accounting principles to the carrying value of minority interest in the consolidated balance sheet. As a result of the loss incurred by Superior upon adoption of SFAS 142, effective January 1, 2002 the minority interest was completely eliminated and therefore Alpine's consolidated statement of operations reflects 100% of the net losses incurred by Superior after January 1, 2002 and through December 11, 2002. Due to Superior's net losses in 2002, Alpine had a negative investment in Superior of $865.9 million when Superior was deconsolidated. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior. Alpine will not record its equity in any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative investment). On March 3, 2003 Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. If the contemplated restructuring strategy is confirmed by the bankruptcy court, Alpine's equity interest in Superior would be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interests and Alpine would recognize a gain (based on the amount of the negative equity investment) upon confirmation.

        Following the Electrical Acquisition, the Company's principal operations consist of the electrical wire business previously constituting Superior's Electrical Group, the operations of DNE, and the Company's equity method investments in Superior and Superior Israel. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of the businesses acquired in the Electrical Acquisition for periods subsequent to December 11, 2002. As a result of the deconsolidation of Superior effective December 11, 2002, the Company's consolidated operations no longer include the results of Superior's Communications Group (other than DNE) and OEM Group segments. Segment financial data (including sales and operating income by segment) for the three month periods ended March 31, 2003 and 2002 is included in Note 9 to the accompanying consolidated financial statements.

Impact of Copper Price Fluctuations on Operating Results

        Copper is one of the principal raw materials used by the Company. Fluctuations in the price of copper do affect per unit product pricing and related revenues. However, the cost of copper has not had a material impact on profitability as the Company, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped.

Results of Operations—Three Month Period Ended March 31, 2003 as Compared to the Three Month period Ended March 31, 2002

        Consolidated sales for the quarter ended March 31, 2003 were $97.5 million, a decrease of 74% as compared to sales of $376.8 million for the quarter ended March 31, 2002. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group for the three months ended March 31, 2002 were $115.0 million and $128.3 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $35.9 million or 27% (28% decrease adjusted for a constant cost of copper) due primarily to lower Electrical Group sales volume and selling prices caused by market softness and resultant competitive pressures.

        Electrical Group sales were $89.4 million for the March 31, 2003 quarter representing a decrease of $33.8 million or 27% (29% on a copper-adjusted basis) as compared to the quarter ended March 31, 2002. The comparative sales decline was due principally to the decision to reduce volume in accordance with a restructuring plan as a result of continuing weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market and reduced demand in the non-residential building wire market segment and the February 2003 sale of the industrial wire business. Industrial wire product sales accounted for approximately $8.0 million and $9.3 million of the Electrical Group's sales for the three months ended March 31, 2003 and 2002, respectively.

        DNE sales were $8.2 million for the three months ended March 31, 2003, a decrease of 20% as compared to sales of $10.3 million for the comparable prior year period. The sales decrease was primarily due to a decline in contract manufacturing sales of $1.7 million as a result of electing to exit that market due to continued unfavorable conditions within the electronics manufacturing services market.

        Gross profit for the March 31, 2003 quarter was $9.7 million, a decline of $36.3 million as compared to gross profit for the quarter ended March 31, 2002 due to the deconsolidation of Superior. The gross profit margin in the March 31, 2003 quarter was 9.9% which, after excluding the Communications Group and OEM Group, compares to a gross profit margin of 7.9% for the three months ended March 31, 2002. The increased margin percentage reflects margin improvements at both the Electrical Group and DNE due to manufacturing cost reductions in the Electrical Group due to closure of less efficient Electrical Group manufacturing facilities and reductions in depreciation charges due to the revaluation of assets acquired in the Electrical Acquisition and improved product mix at DNE.

        Selling, general and administrative expense ("SG&A expense") for the three month period ended March 31, 2003 was $11.5 million, a decrease of 70%, as compared to SG&A expense of $37.9 million for the three months ended March 31, 2002. The comparative decrease for the three month period ended March 31, 2003 was due primarily to the effects of the deconsolidation of Superior.

        During the three months ended March 31, 2003 the Company recorded $2.6 million of restructuring and other charges. Approximately $0.6 million and $0.4 of the total charges related to employee severance costs (140 personnel) and facility exit costs, respectively, related to the sale of the assets comprising the Company's industrial wire business (see Note 3). An additional $0.4 million related to ongoing facility exit costs with respect to the Company's plant in Columbia City, Indiana which was closed in December 2002 and $0.3 million related to start-up costs as a result of product transfers from the aforementioned plant closures. The remaining charge of $0.9 million consisted of employee severance costs (77 personnel) incurred in connection with the Company's plan to idle its plant in Sikeston, Missouri in the third quarter of 2003.

        The Company incurred restructuring and other charges of $14.0 million for the three month period ended March 31, 2002 comprised of $12.6 million related to the closure of Superior's Communications Group manufacturing facility in Elizabethtown, Kentucky and $1.4 million related to certain termination and retirement arrangement payments made in connection with Alpine's corporate staffing reductions.

        The Company incurred an operating loss of $4.3 million for the March 31, 2003 three month period compared to an operating loss of $5.9 million for the 2002 quarter. The operating loss in 2002 included restructuring and other charges of $14.0 million, as compared to $2.6 million of such charges for the March 31, 2003 quarter. The comparative decline in operating loss is due to the decrease in restructuring and other charges offset by the effects of the deconsolidation of Superior as both the Communications Group and the OEM Group reported operating income for the first quarter of 2002.

        Interest expense for the three month period ended March 31, 2003 was $1.2 million, representing a decrease of $24.5 million from the prior year three month period. The decrease is due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for the 2002 quarter was $0.4 million. The increase in 2003 is due to higher borrowings incurred to finance the Electrical Acquisition.

        The Company reported income of $1.1 million for the three months ended March 31, 2003 representing its equity in the net earning of its equity-method investee, Superior Israel. Superior Israel's net earnings for the first quarter of 2003 were positively impacted by a gain recognized on the sale of certain real property. Excluding the gain on sale, Superior Israel incurred a net loss for the three months ended March 31, 2003. The Company's equity in any future net losses of Superior Israel is limited to the amount of its investment which was $1.2 million at March 31, 2003.

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units' of the Company and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provided that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of economic and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge at Superior of $424 million which was recorded retroactively to

January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. The total cumulative effect of the change in accounting principle, after allocating $39 million to the minority interest, was $388 million.

Liquidity and Capital Resources

General

        As previously mentioned, prior to December 11, 2002 the consolidated financial statements of Alpine include the operating results and balance sheet of Superior. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Superior is developing a restructuring strategy in consultation with certain of its existing lenders under its senior credit facility that would include, among other things, the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, would not receive any distribution under the contemplated restructuring strategy. However, there can be no assurance that the final restructuring and reorganization plan will contain the terms of Superior's current strategy, that such plan will receive the requisite approval, or that such plan will be confirmed by the bankruptcy court or consummated. If the restructuring strategy is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interest. Alpine has a negative investment in Superior at March 31, 2003 of $865.9 million, thus Superior's restructuring should not adversely impact Alpine's financial condition.

Alpine Holdco

        The Electrical Acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE and its wholly-owned subsidiaries, DNE Manufacturing and Service Company and DNE Technologies, Inc. (collectively the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition approximately $78 million was outstanding under the Loan Agreement. Following consummation of the acquisition, the borrowers under the Loan Agreement are Essex Electric, DNE Manufacturing and Services Company and DNE Technologies, Inc.

        The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA, tangible net worth and accounts payable turnover, and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE in conjunction with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan

Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At March 31, 2003 the Companies had $21.7 million of borrowing availability under the Loan Agreement.

        In February 2003, Essex Electric sold inventory and certain property and equipment related to its industrial wire business for total cash proceeds of approximately $12.6 million.

Alpine Corporate

        During 2002 Alpine redeemed $10.1 aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million. Further, in February 2002, Alpine repaid loans totaling $22 million upon early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson (FTSE: CKSN.L). As a result of the above transactions, Alpine's total debt at March 31, 2003, exclusive of borrowings under the Loan Agreement, amounted to $3.1 million, including $2 million in 12.25% Senior Subordinated Notes due in July 2003.

        As of March 31, 2003 Alpine has unrestricted corporate cash and cash equivalents of approximately $3.0 million. As of March 31, 2003, Alpine also owned 3.8 million ordinary shares of Cookson (FTSE: CKSN.L) with a fair value of $1.1 million which is included in other assets. As a result of the Electrical Acquisition and Superior's subsequent bankruptcy filing, Alpine's current sources of liquidity include existing cash, cash equivalents and marketable securities and cash proceeds from asset sales. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Loan Agreement, Alpine is paid by Alpine Holdco an annual management fee of $1 million payable quarterly, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is limited by the Loan Agreement to the aforementioned management fee and amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year.

        Alpine estimates that capital expenditures for 2003 will approximate $8 to $9 million. Additionally, principal payments of $2.1 are due in 2003 on Alpine's Senior Subordinated Notes and other debt. Alpine historically is a party to a guaranty of Superior's obligations as tenant under a capital lease covering one of Superior's facilities. However, the facility and underlying lease are a valuable asset of Superior and it is anticipated that as part of its reorganization Superior will assume the lease and perform as tenant thereunder. Alpine Holdco also plans to conduct restructuring activities to rationalize manufacturing capacity and reduce working capital. These activities are expected to result in the incurrence of restructuring costs of approximately $10 million during 2003. In addition these actions are expected to result in substantial further reductions of outstanding borrowings of the Company. However, the results of these restructuring activities may result in a negative impact on operating income. As such, the Company amended the Loan Agreement effective May 14, 2003 to reflect the planned restructuring activities. The amended Loan Agreement permits expenditures necessary to implement the restructuring plan and modifies certain financial covenants. Based on the terms of the amended Loan Agreement, the Company believes it will comply with all financial covenants during 2003 as applicable under the amended Loan Agreement. Alpine believes that existing cash and cash equivalents, cash provided by operations and working capital reductions together with borrowing under the Loan Agreement will be sufficient to meet its and Alpine Holdco's capital requirements for 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. A one percent increase in interest rates affecting Alpine Holdco's Loan Agreement and Alpine's long-term debt at March 31, 2003 would increase annual interest expense by approximately $0.5 million.

        The market prices of copper, the Company's most significant raw material, and aluminum experience marked fluctuations, thereby subjecting the Company to commodity price risk. The Company, to a limited extent, uses or has used forward fixed price contracts to manage such commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties; however, the Company does not anticipate such nonperformance. At March 31, 2003, future copper sales contracts for 19 million pounds, or $14.6 million, maturing May through September 2003 with an estimated fair value of $0.9 million were outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, except that David S. Aldridge resigned as Chief Financial Officer of the Company effective May 1, 2003 by mutual agreement and was replaced by David A. Owen. Mr. Owen was previously the Vice President—Finance of Alpine Holdco, Inc. and the Senior Vice President—Finance of Essex Electric Inc., the Company's electrical wire manufacturing subsidiary. Mr. Aldridge is continuing as Chief Financial Officer of the Company's 47.9% owned affiliate, Superior TeleCom Inc., and was involved in the transition of responsibilities to Mr. Owen.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1*
Second Amendment, dated May 14, 2003, to the Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation, as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Services Company, DNE Technologies, Inc., Essex Electric Inc. as borrowers, and DNE Systems, Inc. as a credit party.

99.1*
Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*
Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

On March 10, 2003, the Company filed an Item 5 Form 8-K regarding approval by the Company's Board of Directors of Amendment No. 1, dated March 10, 2003, to the Rights Agreement, dated as of February 17, 1999, between the Company and American Stock Transfer & Trust Company, as rights agent.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.
Date: May 15, 2003	By:	/s/ DAVID A. OWEN David A. Owen Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

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

Date: May 15, 2003

/s/ STEVEN S. ELBAUM Steven S. Elbaum Chief Executive Officer

CERTIFICATIONS

I, David A. Owen, certify that:

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

Date: May 15, 2003

/s/ DAVID A. OWEN David A. Owen Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
THE ALPINE GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS