Form 10-Q
period 2003-06-30
ALPINE GROUP INC /DE/
filed 2003-08-14
CIK 4164

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003
Common Stock, $.10 Par Value	11,637,315

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,788	$8,139
Accounts receivable (less allowance for doubtful accounts of $493 and $413 at June 30, 2003 and December 31, 2002, respectively)	47,427	62,864
Inventories	48,386	81,198
Other current assets	4,193	10,443

Total current assets	110,794	162,644
Property, plant and equipment, net	18,602	15,384
Long-term investments and other assets	4,246	5,093

Total assets	$133,642	$183,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$2,154	$2,151
Accounts payable	19,506	16,588
Accrued expenses	13,552	18,850
Deferred and current income taxes	11,121	15,454

Total current liabilities	46,333	53,043
Long-term debt, less current portion	31,082	69,886
Deferred income taxes	18,918	20,533
Other long-term liabilities	2,113	1,887

Total liabilities	98,446	145,349
Accumulated losses in excess of net investment in Superior Telecom Inc.	865,887	865,887
Warrant	1,000	1,000
Mandatorily redeemable Series A cumulative convertible preferred stock (8,287 shares issued and outstanding at June 30, 2003)	3,149	—
Stockholders' deficit:
9% cumulative convertible preferred stock at liquidation value	427	427
Common stock, $.10 par value, 25,000,000 shares authorized (22,084,694 shares issued at June 30, 2003 and December 31, 2002)	2,208	2,208
Capital in excess of par value	164,507	165,195
Accumulated other comprehensive deficit	(11,624)	(11,597)
Accumulated deficit	(896,328)	(890,221)

	(740,810)	(733,988)
Treasury stock, at cost (7,872,798 shares at June 30, 2003 and 7,963,203 December 31, 2002)	(93,512)	(94,574)
Receivable from stockholders	(518)	(553)

Total stockholders' deficit	(834,840)	(829,115)

Total liabilities and stockholders' deficit	$133,642	$183,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Net sales	$87,264	$391,797
Cost of goods sold	77,972	343,181

Gross profit	9,292	48,616
Selling, general and administrative expenses	10,851	37,448
Restructuring and other charges	2,390	19,089

Operating loss	(3,949)	(7,921)
Interest expense	(860)	(27,543)
Gain (loss) on investment in securities	81	(2,496)
Other income (expense), net	(97)	(719)

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(4,825)	(38,679)
Income tax benefit	1,857	15,201

Loss before distributions on preferred securities of subsidiary trust, minority interest and equity in earnings of affiliate	(2,968)	(23,478)
Distributions on preferred securities of subsidiary trust	—	(4,084)

Loss before minority interest and equity in earnings of affiliate	(2,968)	(27,562)
Minority interest in losses of subsidiaries	—	1,493
Equity in loss of affiliate	(806)	—

Net loss	(3,774)	(26,069)
Preferred stock dividends	(10)	(10)

Net loss applicable to common stock	$(3,784)	$(26,079)

Net loss per share of common stock—basic and diluted	$(0.25)	$(1.76)

Weighted average shares outstanding—basic and diluted	15,107	14,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Net sales	$184,805	$768,575
Cost of goods sold	165,782	673,994

Gross profit	19,023	94,581
Selling, general and administrative expenses	22,327	75,298
Restructuring and other charges	4,976	33,079

Operating loss	(8,280)	(13,796)
Interest expense	(2,011)	(53,201)
Gain (loss) on investment in securities	81	(2,496)
Other income (expense), net	(127)	892

Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(10,337)	(68,601)
Income tax benefit	3,982	28,809

Loss before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(6,355)	(39,792)
Distributions on preferred securities of subsidiary trust	—	(8,223)

Loss before minority interest, equity in earnings of affiliate and cumulative effect of accounting change for goodwill impairment	(6,355)	(48,015)
Minority interest in losses of subsidiaries	—	1,924
Equity in earnings of affiliate	267	—

Loss before cumulative effect of accounting change for goodwill impairment	(6,088)	(46,091)
Cumulative effect of accounting change for goodwill impairment, net of minority interest	—	(388,086)

Net loss	(6,088)	(434,177)
Preferred stock dividends	(19)	(18)

Net loss applicable to common stock	$(6,107)	$(434,195)

Net loss per share of common stock-basic and diluted:
Loss before cumulative effect of accounting change for goodwill impairment	$(0.41)	$(3.12)
Cumulative effect of accounting change for goodwill impairment	—	(26.22)

Net loss—basic and diluted	$(0.41)	$(29.34)

Weighted average shares outstanding—basic and diluted	15,019	14,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except share data)

(unaudited)

	Six Months Ended June 30, 2003
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	427	$427
Balance at end of period	427	427

Common stock:
Balance at beginning of period	22,084,694	2,208
Balance at end of period	22,084,694	2,208

Capital in excess of par value:
Balance at beginning of period		165,195
Stock grants		(688)

Balance at end of period		164,507

Accumulated other comprehensive deficit:
Balance at beginning of period		(11,597)
Foreign currency translation adjustment		(8)
Change in unrealized gains on securities, net of tax		(19)

Balance at end of period		(11,624)

Accumulated deficit:
Balance at beginning of period		(890,221)
Net loss		(6,088)
Dividends on preferred stock		(19)

Balance at end of period		(896,328)

Treasury stock:
Balance at beginning of period	(7,963,203)	(94,574)
Stock options and grants	90,405	1,062

Balance at end of period	(7,872,798)	(93,512)

Receivable from stockholders:
Balance at beginning of period		(553)
Compensation expense related to stock options and grants		35

Balance at end of period		(518)

Total stockholders' deficit		$(834,840)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Loss before cumulative effect of accounting change for goodwill impairment	$(6,088)	$(46,091)
Adjustments to reconcile loss before cumulative effect of accounting change to net cash provided by (used for) operating activities:
Depreciation and amortization	518	23,264
Deferred distributions on Trust Convertible Preferred Securities	—	7,625
Loss (gain) on investment in securities	(81)	2,496
Amortization of deferred debt issuance costs and accretion of debt discount	253	7,604
Gain on early extinguishment of debt	—	(2,222)
Write-down of idled property, plant and equipment	—	18,279
Gain on settlement of derivatives	—	(917)
Compensation expense related to stock options and grants	409	874
Minority interest in losses of subsidiary	—	(1,924)
Equity in earnings of affiliates	(267)	—
Change in assets and liabilities:
Accounts receivable, net	15,437	(34,875)
Inventories, net	32,812	27,249
Other current and non-current assets	(146)	(6,043)
Accounts payable and accrued expenses	(2,380)	(14,440)
Deferred and current income taxes	(2,659)	(12,971)
Other, net	314	(2,962)

Cash flows provided by (used for) operating activities	38,122	(35,054)

Cash flows from investing activities:
Capital expenditures	(4,346)	(5,559)
Proceeds from sale of investment	1,296	23,530
Proceeds from sale of assets	3,364	—
Superior Israel customer loans	—	2,654
Restricted cash	—	3,835
Other	—	236

Cash flows provided by investing activities	314	24,696

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities, net	(38,773)	14,104
Short-term borrowings, net	—	17,761
Repayments of long-term borrowings	(44)	(55,670)
Long-term borrowings	—	14,850
Issuance of long-term debt	—	(3,748)
Debt issuance and amendment costs	(100)	(3,939)
Issue of preferred stock, net	3,149	—
Purchase of treasury shares	—	(15)
Other, net	(19)	(785)

Cash flows used for financing activities	(35,787)	(17,442)
Effect of exchange rate on cash	—	507
Net increase (decrease) in cash and cash equivalents	2,649	(27,293)
Cash and cash equivalents at beginning of period	8,139	52,534

Cash and cash equivalents at end of period	$10,788	$25,241

Supplemental disclosures:
Cash paid for interest	$1,937	$50,586
Cash received for income taxes, net	$(1,323)	$(6,978)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(unaudited)

1. General

  Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its consolidated subsidiaries (collectively, unless the context otherwise requires, "Alpine" or the "Company").

        Prior to December 11, 2002, Alpine's operations include the consolidated results of its then controlled subsidiary Superior TeleCom Inc. ("Superior") and Superior's then majority-owned subsidiary Superior Cables Ltd. ("Superior Israel"). As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, through December 11, 2002 Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems Inc. (the "Electrical Acquisition")—(see Note 2), certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Israel from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Israel are accounted for under the equity method and are no longer consolidated with Alpine.

        On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 30, 2003 Superior and its U.S. subsidiaries filed a proposed plan of reorganization (the "Plan of Reorganization") with the bankruptcy court. The Plan of Reorganization, among other things, provides for the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, would not receive any distribution under the Plan of Reorganization. However, there can be no assurance that the final restructuring and reorganization plan will contain the terms of the Plan of Reorganization, that such plan will receive the requisite approvals or that such plan will be confirmed by the bankruptcy court or consummated. If the Plan of Reorganization is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior (carried as a negative investment of $865.9 million in the consolidated balance sheet) will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interests.

        As a result of the net losses incurred by Superior in 2002, Alpine recorded losses in excess of its investment in Superior of $865.9 million through December 11, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior, nor is Alpine liable for nor has it guaranteed any debt or other obligations of Superior (other than certain capital lease obligations of Superior). Alpine will not record any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative investment). If the Plan of Reorganization is ultimately confirmed by the bankruptcy court, Alpine's equity interest in Superior would be eliminated.

  Goodwill

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment.

        The transitional rules for implementing SFAS No. 142 provided that an initial assessment as to whether there was an implied impairment to the carrying value of goodwill was to be completed within six months of adoption of SFAS No. 142, with the final determination of goodwill impairment completed by the end of 2002. SFAS No. 142 required any goodwill impairment resulting from initial application to be reflected through a charge to income as a cumulative effect of an accounting change, as of January 1, 2002.

        Superior completed its determination of initial goodwill impairment in August 2002 and recorded a non-cash goodwill impairment charge of $424 million including $166 million related to Superior's Electrical segment and $258 million related to Superior's original equipment manufacturers ("OEM") segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. The cumulative effect of the accounting change as presented in the accompanying statement of operations for the six months ended June 30, 2002 is summarized as follows (millions):

Superior's goodwill impairment loss	$424
Additional goodwill impairment recorded by Alpine	3
Less: Impairment allocable to Superior's minority interest	(39)

$388

  Stock-Based Compensation Plans

        The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	Three Months Ended June 30,
	2003	2002
Net loss, as reported	$(3,774)	$(26,069)
Add stock-based employee compensation expense included in reported net loss, net of tax	128	255
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(159)	81

Pro forma net loss	$(3,805)	$(25,733)

Net loss per share:
Basic and diluted—as reported	$(0.25)	$(1.76)
Basic and diluted—pro forma	$(0.25)	$(1.74)

	Six Months Ended June 30,
	2003	2002
Net loss, as reported	$(6,088)	$(434,177)
Add stock-based employee compensation expense included in reported net loss, net of tax	243	510
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(327)	(411)

Pro forma net loss	$(6,172)	$(434,078)

Net loss per share:
Basic and diluted—as reported	$(0.41)	$(29.34)
Basic and diluted—pro forma	$(0.41)	$(29.22)

        The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the the six months ended June 30, 2003 and 2002, respectively: dividend yield of 0% for each period; expected volatility of 99% and 99%, risk-free interest rate of

1.8% and 2.8% and expected life of four years and five years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the six months ended June 30, 2003 and 2002 was $0.52 and $1.20, respectively.

        During the six months ended June 30, 2003, approximately 1.4 million stock options and 0.4 million shares of restricted stock were granted to directors and certain employees and approximately 2.3 million stock options were cancelled or forfeited. As of June 30, 2003 there were 1.8 million stock options outstanding.

        Included in treasury stock shares at June 30, 2003 and December 31, 2002 are 903,948 and 805,783 shares of stock, respectively, issued upon the exercise of stock options or in connection with deferred stock awards and held in irrevocable grantor trusts in connection with a deferred stock account plan sponsored by the Company.

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

        The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2003. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145, the Company reclassified to other income (expense) a $2.2 million gain on the early extinguishment of debt previously recognized as an extraordinary item in the Company's consolidated statement of operations for the six months ended June 30, 2002.

        The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the three and six months ended June 30, 2003 have been accounted for in accordance with SFAS No. 146.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have a significant effect on the consolidated financial statements of the Company.

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

  Derivatives

        The cost of copper, the Company's most significant raw material, has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. At June 30, 2003, future sales contracts for 12 million pounds of copper, or $9.2 million, with an estimated fair value of $0.2 million were outstanding. These future contracts have been designated as fair value hedges with changes in the fair value of these contracts recorded in the consolidated income statement of operations on the same line item as the underlying exposure being hedged.

2. Electrical Acquisition

        On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco"), a wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior and its subsidiaries: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and

Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model. The portion of the Electrical Acquisition attributable to the non-controlling interest in Superior was accounted for as a purchase and Alpine's consolidated financial statements for periods subsequent to the acquisition date reflect the pro rata allocation of the purchase price. Assets acquired and liabilities assumed with respect to Alpine's 48.9% interest in Superior were recorded at their historical cost basis.

        In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, has agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 60 days notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the Supply Agreement. The total cost of copper rod purchased under the Supply Agreement was $20.9 million and $59.5 million and the cost for administrative services was $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2003. Included in accounts payable at June 30, 2003 is $6.2 million due to Superior related to services and copper rod purchased under the Supply Agreement.

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

4. Inventories

        At June 30, 2003 and December 31, 2002, the components of inventories were as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$6,547	$4,933
Work in process	7,547	10,167
Finished goods	35,823	66,098

	49,917	81,198
LIFO reserve	(1,531)	—

	$48,386	$81,198

        Inventories valued using the LIFO method amounted to $42.0 million and $74.1 million at June 30, 2003 and December 31, 2002, respectively.

5. Comprehensive loss

        The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Net loss	$(3,774)	$(26,069)
Foreign currency translation adjustment	(8)	2,958
Change in unrealized gains (losses) on derivatives, net	—	113
Realized losses on securities, net of tax	—	1,500
Change in unrealized losses on securities, net of tax	92	(1,463)

Comprehensive loss	$(3,690)	$(22,961)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Net loss	$(6,088)	$(434,177)
Foreign currency translation adjustment	(8)	2,036
Change in unrealized gains (losses) on derivatives, net	—	130
Realized losses on securities, net of tax	—	3,324
Change in unrealized losses on securities, net of tax	(19)	(3,324)

Comprehensive loss	$(6,115)	$(432,011)

        The components of accumulated other comprehensive deficit at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
	(in thousands)
Foreign currency translation adjustment	$(4,030)	$(4,022)
Additional minimum pension liability	(7,594)	(7,594)
Other	—	19

	$(11,624)	$(11,597)

6. Restructuring and other charges

        During the three and six months ended June 30, 2003 the Company recorded $2.4 million and $5.0 million, respectively, of restructuring and other charges. Approximately $0.6 million and $0.4 million of the total year-to-date charges consist of employee severance costs and facility exit costs, respectively, related to the sale of the assets comprising the Company's industrial wire business (see Note 3). An additional $0.6 million related to ongoing facility exit costs with respect to the Company's plant in Columbia City, Indiana which was closed in December 2002 and $0.9 million related to start-up costs as a result of product transfers from the aforementioned plant closures. Charges for the three months ended June 30, 2003 included $0.1 million of employee severance costs and $0.8 million of facility exit costs related to closure of the Company's regional distribution center in St. Joseph, Missouri as well as $0.6 million of employee severance costs for corporate administrative staff reductions. The remaining year-to-date charge of $1.0 million consisted of employee severance costs incurred in connection with the Company's plan to idle its plant in Sikeston, Missouri in the third quarter of 2003. A summary of accrued restructuring costs and other charges for the six months ended June 30, 2003 is as follows:

	December 31, 2002	Charges	Payments	June 30, 2003
	(in thousands)
Employee severance	$1,227	$2,374	$(2,462)	$1,139
Facility exit costs	—	2,602	(1,810)	792

	$1,227	$4,976	$(4,272)	$1,931

        During the six months ended June 30, 2002, Superior recorded restructuring and other charges of $31.7 million related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were taken to more closely align productive capacity with market demand levels and to reduce overall manufacturing costs. The $31.7 million charge included an $18.3 million write-down of idled property, plant and equipment, $8.7 million of employee separation costs and $4.7 million of other facility related closure costs.

Additionally, during the six months ended June 30, 2002, Alpine recorded restructuring and other charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine's corporate administrative staffing reductions.

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

        The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The weighted average interest rate at June 30, 2003 and December 31, 2002 was 4.54% and 5.02%, respectively. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE in connection with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At June 30, 2003, outstanding borrowings under the Loan Agreement were $30.2 million and the Companies had $23.8 million of borrowing availability.

        Alpine Holdco has implemented restructuring actions to rationalize manufacturing capacity, lower costs and reduce working capital. These actions are expected to result in restructuring costs of approximately $10 million during 2003 and further reductions of outstanding borrowings. These restructuring activities are anticipated to have a negative impact on operating income and, as a result, the Company amended the Loan Agreement in May 2003 to reflect the planned restructuring activities. The amended Loan Agreement permits necessary expenditures and modifies certain financial covenants to accommodate the impact of these restructuring actions. Based on the terms of the amended Loan Agreement, the Company believes it will comply with all financial covenants during 2003 as applicable under the amended Loan Agreement.

        On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay 1/8 of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants.

8. Series A Cumulative Convertible Preferred Stock

        On June 23, 2003 the Company completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock beginning on the earlier of completion of the rights offering discussed below and March 31, 2004, subject to customary adjustments. The Company may cause conversion of the Series A Preferred Stock into common stock after the earlier of (i) consummation of the rights offering discussed below, and (ii) March 31, 2004, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

        Holders of the Series A Preferred Stock are entitled to vote their shares on an as-converted basis together with the Company's common stockholders. In addition, the Company may not (a) enter into a merger, sale of all or substantially all of its assets or similar transaction without the approval of holders of at least a majority of the shares of Series A Preferred Stock, or (b) alter or change the powers, preferences or special rights (including, without limitation, those relating to dividends, redemption, conversion, liquidation preference or voting) of the shares of Series A Preferred Stock so as to affect them materially and adversely, or issue any senior stock, without the approval of holders of at least a majority of the shares of Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of Alpine, after the payment of the liquidation preference in respect of any senior stock, holders of the Series A Preferred Stock will be entitled to receive the liquidation price of $380 per share plus an amount equal to (a) if the liquidation, dissolution or winding up occurs prior to December 31, 2007, all dividends that would be payable on a share of Series A Preferred Stock from the date of liquidation, dissolution or winding up through December 31, 2007 and (b) any accrued and unpaid dividends to the payment date, before any payment is made to the holders of common stock or any other junior securities, subject to certain exceptions.

        On August 7, 2003, the Company filed a registration statement with the United States Securities and Exchange Commission (the "SEC") covering up to 16,000 shares of Series A Preferred Stock and shares of common stock into which the Series A Preferred Stock may be converted to be issued in connection with a proposed rights offering to holders of the Company's common stock. Pursuant to this proposed rights offering, holders of the Company's common stock will be offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock that they own. Other terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed in the preceding paragraph. Any offer of rights to purchase Series A Preferred Stock may be made only pursuant to an effective registration statement filed with the SEC.

9. Loss per share

        The computation of basic and diluted loss per share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,
	2003			2002
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Loss before cumulative effect of accounting change	$(3,774)			$(26,069)
Less: preferred stock dividends	(10)			(10)

Basic and diluted loss per common share before cumulative effect of accounting change	$(3,784)	15,107	$(0.25)	$(26,079)	14,853	$(1.76)

	Six Months Ended June 30,
	2003			2002
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Loss before cumulative effect of accounting change	$(6,088)			$(434,177)
Less: preferred stock dividends	(19)			(18)

Basic and diluted loss per common share before cumulative effect of accounting change	$(6,107)	15,019	$(0.41)	$(434,195)	14,800	$(29.34)

        The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities and the Series A Preferred Stock from the diluted earnings per share calculation as the impact would be anti-dilutive. Stock options and unvested stock awards with respect to 2.4 million and 3.8 million shares of common stock outstanding at June 30, 2003 and 2002, respectively, and the warrant issued in connection with the Electrical Acquisition have not been included in the computation of diluted earnings per share because to do so would be anti-dilutive for all periods presented.

10. Business segments

        The Company's reportable segments have historically included the communications, OEM and electrical businesses of Superior. The communications segment included (i) outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002 all of Superior Israel's and DNE's products. The OEM segment included magnet wire and related products. The electrical segment includes building and industrial wire and cable. As a result of the Electrical Acquisition and the deconsolidation of Superior effective December 11, 2002, the Company's reportable segments consist of the electrical segment and DNE. Accordingly, the segment information for the three and six months ended June 30, 2002 presented below has been restated to separately present segment information for DNE.

        The Company evaluates segment performance based on a number of factors, with operating income, excluding restructuring charges, being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

        Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations and balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net sales:
Communications	$—	$126,836	$—	$241,806
OEM	—	131,757	—	260,087
Electrical	80,155	121,650	169,508	244,863
DNE	7,109	11,554	15,297	21,819

	$87,264	$391,797	$184,805	$768,575

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Operating income (loss):
Communications	$—	$7,114	$—	$12,490
OEM	—	12,225	—	22,407
Electrical	(2,346)	(2,943)	(5,067)	(5,979)
DNE	1,535	1,624	3,027	2,954
Corporate and other	(748)	(6,852)	(1,264)	(12,589)
Restructuring and other charges	(2,390)	(19,089)	(4,976)	(33,079)

	$(3,949)	$(7,921)	$(8,280)	$(13,796)

	June 30, 2003	December 31, 2002
	(in thousands)
Total assets:
Electrical	$110,854	$158,793
DNE	10,414	12,326
Corporate and other	12,374	12,002

	$133,642	$183,121

11. Summarized financial information of Superior and Superior Israel

        Summarized unaudited consolidated financial information for Superior for the three and six months ended June 30, 2003 and 2002 and for Superior Israel for the three and six months ended June 30, 2003 is as follows:

	Three Months Ended June 30,
	2003
			2002
		Superior Israel
	Superior		Superior
Results of Operations
Sales	$248,780	$29,536	$391,797
Operating income (loss)	8,389	(402)	(7,186)
Income (loss) before reorganization items, income taxes, distribution on preferred securities and minority interest	6,210	(1,706)	(35,434)
Net income (loss)	$6,557	$(1,715)	$(25,256)
	Six Months Ended June 30,
	2003
			2002
		Superior Israel
	Superior		Superior
Results of Operations
Sales	$498,318	$58,407	$768,575
Operating income (loss)	9,565	826	(11,087)
Income (loss) before reorganization items, income taxes, distribution on preferred securities, minority interest and cumulative effect of accounting change	(13,486)	587	(65,317)
Income (loss) before cumulative effect of accounting change	(49,444)	558	(46,426)
Net income (loss)	$(49,444)	$558	$(470,929)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        On December 11, 2002, Alpine, through its wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco"), acquired the following assets and securities from Superior TeleCom Inc. ("Superior") and its subsidiaries: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, comprising Superior's electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Cables Ltd. ("Superior Israel"), the largest Israeli-based producer of wire and cable products. The acquisition is hereinafter referred to as the "Electrical Acquisition."

        Prior to December 11, 2002, Alpine's operations include the consolidated results of its then controlled subsidiary Superior and Superior's then majority-owned subsidiary Superior Israel. As a result of the vesting of certain Superior restricted stock grants in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests controlled by Alpine). In connection with the Electrical Acquisition, certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002, Superior Israel, in which Alpine, as a result of the Electrical Acquisition, now has a 47% indirect equity interest, and Superior are accounted for under the equity method and are no longer consolidated with Alpine.

        Alpine's consolidated net income (loss) has historically reflected its share of Superior's net income (loss), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under generally accepted accounting principles to the carrying value of minority interest in the consolidated balance sheet. As a result of the loss incurred by Superior upon adoption of SFAS 142, effective January 1, 2002 the minority interest was completely eliminated and therefore Alpine's consolidated statement of operations reflects 100% of the net losses incurred by Superior after January 1, 2002 and through December 11, 2002. Due to Superior's net losses in 2002, Alpine had a negative investment in Superior of $865.9 million when Superior was deconsolidated. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior, nor is Alpine liable for nor has it guaranteed any debt or other obligations of Superior (other than certain capital lease obligations of Superior). Alpine will not record its equity in any future losses of Superior unless it has a positive investment in Superior. If Alpine were to liquidate or substantially reduce its investment in Superior, then Alpine would eliminate its negative investment in Superior and recognize a corresponding gain (based on the amount of the negative investment and other related items).

        On March 3, 2003 Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 30, 2003 Superior and its U.S. subsidiaries filed a proposed plan of reorganization (the "Plan of Reorganization") with the bankruptcy court. The Plan of Reorganization, among other things, provides for the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, would not receive any distribution under the Plan of Reorganization. If the Plan of Reorganization is approved and confirmed by the bankruptcy court, Alpine's equity interest in Superior would be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interests and Alpine would recognize a gain (based on the amount of the negative equity investment and other related items) upon confirmation.

        Following the Electrical Acquisition, the Company's principal operations consist of the electrical wire business previously constituting Superior's Electrical Group, the operations of DNE, and the Company's equity method investments in Superior and Superior Israel. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of the businesses acquired in the Electrical Acquisition for periods subsequent to December 11, 2002. As a result of the deconsolidation of Superior effective December 11, 2002, the Company's consolidated operations no longer include the results of Superior's Communications Group (other than DNE) and OEM Group segments. Segment financial data (including sales and operating income by segment) for the three and six month periods ended June 30, 2003 and 2002 is included in Note 10 to the accompanying consolidated financial statements.

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

Results of Operations—Three Month Period Ended June 30, 2003 as Compared to the Three Month Period Ended June 30, 2002

        Consolidated sales for the quarter ended June 30, 2003 were $87.3 million, a decrease of 78% as compared to sales of $391.8 million for the quarter ended June 30, 2002. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group for the three months ended June 30, 2002 were $126.8 million and $131.8 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $45.9 million or 34% due primarily to lower Electrical Group sales volume and selling prices caused by market softness and resultant competitive pressures.

        Essex Electric sales were $80.2 million for the June 30, 2003 quarter representing a decrease of $41.5 million or 34% (30% on a copper price adjusted basis) as compared to the quarter ended June 30, 2002. The comparative sales decline was due principally to (i) the Company's decision to reduce volume in response to continuing weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market, (ii) reduced demand in the non-residential building wire market segment, and (iii) the February 2003 sale of the automotive and industrial wire business. Automotive and industrial wire product sales accounted for approximately $11.5 million of the Electrical Group's sales for the three months ended June 30, 2002.

        DNE sales were $7.1 million for the three months ended June 30, 2003, a decrease of 38% as compared to sales of $11.6 million for the comparable prior year period. The sales decrease during this period was primarily due to a decline in contract manufacturing sales of $3.9 million as a result of DNE's decision to exit this market.

        Gross profit for the June 30, 2003 quarter was $9.3 million, a decline of $39.3 million as compared to gross profit for the quarter ended June 30, 2002 due to the deconsolidation of Superior. The gross profit margin in the June 30, 2003 quarter was 10.7% which, after excluding the Communications Group and OEM Group, compares to a gross profit margin of 8.0% for the three months ended June 30, 2002. The increased margin percentage reflects margin improvements at both Essex Electric and DNE. The gross margin at Essex Electric improved due to improved product pricing, manufacturing cost reductions resulting from closure of less efficient manufacturing facilities and reductions in depreciation charges due to the revaluation of assets acquired in the Electrical Acquisition. The DNE margin percentage increase reflects improved product mix.

        Selling, general and administrative expense ("SG&A expense") for the three month period ended June 30, 2003 was $10.9 million, a decrease of 71%, as compared to SG&A expense of $37.4 million for the three months ended June 30, 2002. The comparative decrease for the three month period ended June 30, 2003 was due primarily to the effects of the deconsolidation of Superior as well as decreases at Essex Electric resulting from implementation of its restructuring plan.

        During the three months ended June 30, 2003 the Company recorded $2.4 million of restructuring and other charges. Charges for the quarter included $0.1 million of employee severance costs and $0.8 million facility exit costs related to the closure of the Company's regional distribution center in St. Joseph, Missouri as well as $0.6 million of employee severance costs for corporate administrative staff reductions. An additional $0.2 million related to ongoing facility exit costs with respect to the Company's plant in Columbia City, Indiana which was closed in December 2002 and $0.6 million related to start-up costs as a result of product transfers from the aforementioned plant closures. The remaining charge of $0.1 million consisted of additional employee severance costs accrued in connection with the Company's plan to idle its plant in Sikeston, Missouri in the third quarter of 2003.

        The Company incurred restructuring and other charges of $19.1 million for the three month period ended June 30, 2002 related to (i) the closure of Superior's Communications Group manufacturing facilities in Elizabethtown, Kentucky and Winnepeg, Canada (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of the Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel.

        The Company incurred an operating loss of $3.9 million for the June 30, 2003 three month period compared to an operating loss of $7.9 million for the 2002 quarter. The operating loss in 2002 included restructuring and other charges of $19.1 million, as compared to $2.4 million of such charges for the June 30, 2003 quarter. The comparative decline in operating loss is due to the decrease in restructuring and other charges offset by the effects of the deconsolidation of Superior as both the Communications Group and the OEM Group reported operating income for the second quarter of 2002.

        Interest expense for the three month period ended June 30, 2003 was $0.9 million, representing a decrease of $26.7 million from the prior year three month period ended June 30, 2002. The decrease is due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for the 2002 quarter was $0.1 million. The increase in 2003 is due to higher borrowings incurred to finance the Electrical Acquisition.

        The Company reported a loss of $0.9 million for the three months ended June 30, 2003 representing its equity in the net loss of its equity-method investee, Superior Israel. The Company's equity in any future net losses of Superior Israel is limited to the amount of its investment which was $0.4 million at June 30, 2003.

Results of Operations—Six Month Period Ended June 30, 2003 as Compared to the Six Month Period Ended June 30, 2002

        Consolidated sales for the six months ended June 30, 2003 were $184.8 million, a decrease of 76% as compared to sales of $768.6 million for the comparable prior year period. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group for the six months ended June 30, 2002 were $241.8 million and $260.1 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $81.9 million or 31% due primarily to lower sales volume and selling prices at Essex Electric caused by market softness and resultant competitive pressures.

        Essex Electric sales were $169.5 million for the six months ended June 30, 2003 representing a decrease of $75.4 million or 31% (32% on a copper price adjusted basis) as compared to the six months ended June 30, 2002. The comparative sales decline was due principally to (i) the Company's decision to reduce volume in response to weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market, (ii) reduced demand in the non-residential building wire market segment, and (iii) the February 2003 sale of the automotive and industrial wire business. Automotive and industrial wire product sales accounted for approximately $7.2 million and $20.9 million of Essex Electric's sales for the six months ended June 30, 2003 and 2002, respectively.

        DNE sales were $15.3 million for the six months ended June 30, 2003, a decrease of 30% as compared to sales of $21.8 million for the comparable prior year period. The sales decrease during this period was primarily due to a decline in contract manufacturing sales of $6.7 million as a result of DNE's decision to exit this market.

        Gross profit for the six months June 30, 2003 was $19.0 million, a decline of $75.6 million as compared to gross profit for the comparable 2002 period due to the deconsolidation of Superior. The gross profit margin in 2003 was 10.3% which, after excluding the Communications Group and OEM Group, compares to a gross profit margin of 7.9% for the six months ended June 30, 2002. The increased margin percentage reflects margin improvements at both Essex Electric and DNE. The gross margin at Essex Electric improved due to improved product pricing attributable primarily to improved product mix and customer mix, manufacturing cost reductions resulting from closure of less efficient manufacturing facilities and reductions in depreciation charges due to the revaluation of assets acquired in the Electrical Acquisition. The DNE margin percentage increase reflects improved product mix.

        Selling, general and administrative expense ("SG&A expense") for the six month period ended June 30, 2003 was $22.3 million, a decrease of 70%, as compared to SG&A expense of $75.3 million for the six months ended June 30, 2002. The comparative decrease for the six month period ended June 30, 2003 was due primarily to the effects of the deconsolidation of Superior as well as decreases at Essex Electric resulting from implementation of its restructuring plan.

        During the six months ended June 30, 2003 the Company recorded $5.0 million of restructuring and other charges. Approximately $0.6 million and $0.4 million of the total year-to-date charges related to employee severance costs and facility exit costs, respectively, related to the sale of the assets comprising the Company's industrial wire business. An additional $0.6 million related to ongoing facility exit costs with respect to the Company's plant in Columbia City, Indiana which was closed in December 2002 and $0.9 million related to start-up costs as a result of product transfers from the aforementioned plant closures. Charges for the period also included $0.1 million of employee severance costs and $0.8 million facility exit costs related to the June 2003 closure of the Company's regional distribution center in St. Joseph, Missouri as well as $0.6 million of employee severance costs for corporate administrative staff reductions. The remaining 2003 year-to-date charge of $1.0 million consisted of employee severance costs incurred in connection with the Company's plan to idle its plant in Sikeston, Missouri in the third quarter of 2003. The Company incurred restructuring and other charges of $33.1 million for the six month period ended June 30, 2002 comprised of $31.7 million related to (i) the closure of Superior's Communications Group manufacturing facility in Elizabethtown, Kentucky and Winnepeg, Canada (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of the Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel and $1.4 million related to certain termination and retirement arrangement payments made in connection with Alpine's corporate staffing reductions.

        The Company incurred an operating loss of $8.3 million for the six month period ended June 30, 2003 compared to an operating loss of $13.8 million for the comparable 2002 period. The operating loss in 2002 included restructuring and other charges of $33.1 million as compared to $5.0 million of such charges for the 2003 period. The comparative decline in operating loss is due to the decrease in restructuring and other charges offset by the effects of the deconsolidation of Superior as both the Communications Group and the OEM Group reported operating income for the six months ended June 30, 2002.

        Interest expense for the six month period ended June 30, 2003 was $2.0 million, representing a decrease of $51.2 million from the prior year comparable period. The decrease is due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for the 2002 six month period was $0.6 million. The increase in 2003 is due to an increase in the Company's indebtedness resulting from borrowings incurred to finance the Electrical Acquisition.

        The Company reported income of $0.3 million for the six months ended June 30, 2003 representing its equity in the net earning of its equity-method investee, Superior Israel. Superior Israel's net earnings for the first quarter of 2003 were positively impacted by a gain recognized on the sale of certain real property. Excluding the gain on sale, Superior Israel incurred a net loss for the six months ended June 30, 2003. The Company's equity in any future net losses of Superior Israel is limited to the amount of its investment which was $0.4 million at June 30, 2003.

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 required that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provided that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, applied retroactively to January 1, 2002. The impact of economic and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge at Superior of $424 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. The total cumulative effect of the change in accounting principle, after allocating $39 million to the minority interest, was $388 million.

Liquidity and Capital Resources

General

        As previously mentioned, prior to December 11, 2002 the consolidated financial statements of Alpine include the operating results and balance sheet of Superior. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On July 30, 2003 Superior and its U.S. subsidiaries filed the Plan of Reorganization with the bankruptcy court. The Plan of Reorganization, among other things, provides for the elimination and conversion into equity of a significant amount of debt resulting in a substantial deleveraging of Superior's capital structure. Superior's stockholders, including Alpine, would not receive any distribution under the Plan of Reorganization. However, there can be no assurance that the final restructuring and reorganization plan will contain the terms of the Plan of Reorganization, that such plan will receive the requisite approvals or that such plan will be confirmed by the bankruptcy court or consummated. If the Plan of Reorganization is approved and confirmed by the bankruptcy court, the Company's equity interest in Superior will be eliminated as Superior's stockholders, including Alpine, would not receive any distributions for their equity interests. Alpine has a negative investment in Superior at June 30, 2003 of $865.9 million, thus Superior's restructuring is not expected to adversely impact Alpine's financial condition.

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

        The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE in conjunction with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At June 30, 2003, outstanding borrowings under the Loan Agreement were $30.2 million and the Companies had $23.8 million of borrowing availability.

        In February 2003, Essex Electric sold inventory and certain property and equipment related to its industrial wire business for total cash proceeds of approximately $12.6 million.

Alpine Corporate

        During 2002 Alpine redeemed $10.1 aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million. Further, in February 2002, Alpine repaid loans totaling $22 million upon early settlement of certain forward sale derivative contracts related to 10.5 million ordinary shares of Cookson (FTSE: CKSN.L). In April 2003, Alpine sold its remaining investment in Cookson ordinary shares for proceeds totaling approximately $1.3 million. As a result of the above transactions, Alpine's total debt at June 30, 2003, exclusive of borrowings under the Loan Agreement, amounted to $3.0 million, including $2 million in 12.25% Senior Subordinated Notes due in July 2003. On July 15, 2003 the entire remaining principal amount of the outstanding 12.5% Senior Subordinated Notes together with all accrued and unpaid interest was repaid.

        On June 23, 2003 Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock beginning on the earlier of completion of the rights offering discussed below and March 31, 2004, subject to customary adjustments. The Company may cause conversion of the

Series A Preferred Stock into common stock after the earlier of (i) consummation of the rights offering discussed below, and (ii) March 31, 2004, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

        Holders of the Series A Preferred Stock are entitled to vote their shares on an as-converted basis together with the Company's common stockholders. In addition, the Company may not (a) enter into a merger, sale of all or substantially all of its assets or similar transaction without the approval of holders of at least a majority of the shares of Series A Preferred Stock, or (b) alter or change the powers, preferences or special rights (including, without limitation, those relating to dividends, redemption, conversion, liquidation preference or voting) of the shares of Series A Preferred Stock so as to affect them materially and adversely, or issue any senior stock, without the approval of holders of at least a majority of the shares of Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of Alpine, after the payment of the liquidation preference in respect of any senior stock, holders of the Series A Preferred Stock will be entitled to receive the liquidation price of $380 per share plus an amount equal to (a) if the liquidation, dissolution or winding up occurs prior to December 31, 2007, all dividends that would be payable on a share of Series A Preferred Stock from the date of liquidation, dissolution or winding up through December 31, 2007 and (b) any accrued and unpaid dividends to the payment date, before any payment is made to the holders of common stock or any other junior securities, subject to certain exceptions. Proceeds from the sale of the Series A Preferred Stock were used to reduce existing indebtedness and for general corporate purposes.

        On August 7, 2003, the Company filed a registration statement with the SEC covering up to 16,000 shares of Series A Preferred Stock and shares of common stock into which the Series A Preferred Stock may be converted to be issued in connection with a proposed rights offering to holders of the Company's common stock. Pursuant to this proposed rights offering, holders of the Company's common stock will be offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock that they own. Other terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed in the preceding paragraph. Any offer to purchase Series A Preferred Stock my be made only pursuant to an effective registration statement filed with the SEC.

        On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay 1/8 of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated

Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants.

        As of June 30, 2003 Alpine has unrestricted corporate cash and cash equivalents of approximately $8.1 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, cash proceeds from asset sales and from Alpine's private placement of its Series A Preferred Stock in June 2003 and its proposed rights offering in respect of such Series A Preferred Stock. Additionally, pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Loan Agreement, Alpine is paid by Alpine Holdco an annual management fee of $0.9 million payable monthly, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is limited by the Loan Agreement to a maximum of $1.0 million of the aforementioned management fee and amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year.

        Alpine estimates that capital expenditures for 2003 will approximate $8 to $9 million. Alpine historically is a party to a guaranty of Superior's obligations as tenant under a capital lease covering one of Superior's facilities. However, the facility and underlying lease are a valuable asset of Superior and it is anticipated that as part of its reorganization Superior will assume the lease and perform as tenant thereunder. Alpine Holdco has implemented restructuring actions to rationalize manufacturing capacity, lower costs and reduce working capital. These actions are expected to result in restructuring costs of approximately $10 million during 2003 and further reductions of outstanding borrowings. These restructuring activities are anticipated to have a negative impact on operating income and, as a result, the Company amended the Loan Agreement in May 2003 to reflect the planned restructuring activities. The amended Loan Agreement permits necessary expenditures and modifies certain financial covenants to accommodate the impact of these restructuring activities. Based on the terms of the amended Loan Agreement, the Company believes it will comply with all financial covenants during 2003 as applicable under the amended Loan Agreement. Alpine believes that existing cash and cash equivalents, cash provided by operations and working capital reductions together with borrowings under the Loan Agreement and proceeds from its private placement and anticipated rights offering will be sufficient to meet its capital requirements for 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk primarily relates to interest rates on long-term debt. A one percent increase in interest rates affecting the Loan Agreement and Alpine's long-term debt at June 30, 2003 would increase annual interest expense by approximately $0.3 million.

        The cost of copper, the Company's most significant raw material, has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. At June 30, 2003, future sales contracts for 12 million pounds of copper, or $9.2 million, with an estimated fair value of $0.2 million were outstanding. These future contracts have been designated as fair value hedges with changes in the fair value of these contracts recorded in the consolidated income statement of operations on the same line item as the underlying exposure being hedged.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 23, 2003 Alpine completed a private placement to the following officers and directors of the following number of shares of a new issue of Series A Preferred Stock for a cash purchase price of $380 per share, or an aggregate of $3.1 million:

Name	Number of Shares Purchased
Kenneth G. Byers, Jr.	500
Steven S. Elbaum	3,948
Randolph Harrison	265
John C. Jansing	620
James R. Kanely	400
Harold M. Karp	53
David A. Owen	80
K. Mitchell Posner	1,316
Bragi F. Schut	800
Dana P. Sidur	40
Stewart H. Wahrsager	265

Total	8,287

        The transaction is intended to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933 and the provisions of Regulation D promulgated thereunder and based upon applicable representations and warranties made by the participating officers and directors.

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock beginning on the earlier of completion of a public offering of rights to purchase shares of the Series A Preferred Stock and March 31, 2004. The Company may cause conversion of the Series A Preferred Stock into common stock after the earlier of (i) consummation of a public offering of rights to purchase shares of the Series A Preferred Stock, or (ii) March 31, 2004, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

        The holders of the Series A Preferred Stock are entitled to vote their shares on an as-converted basis together with the Company's common stockholders. In addition, the Company may not (a) enter into a merger, sale of all or substantially of its assets or similar transaction without the approval of holders of at least a majority of the shares of Series A Preferred Stock, or (b) alter or change the powers, preferences or special rights (including, without limitation, those relating to dividends, redemption, conversion, liquidation preference or voting) of the shares of Series A Preferred Stock so as to affect them materially and adversely, or issue any senior stock, without the approval of holders of at least a majority of the shares of Series A Preferred Stock. In the event of any liquidation, dissolution or winding up of Alpine, after the payment of the liquidation preference in respect of any senior stock, holders of the Series A Preferred Stock will be entitled to receive the liquidation price of $380 per share plus an amount equal to (a) if the liquidation, dissolution or winding up occurs prior to December 31, 2007, all dividends that would be payable on a share of Series A Preferred Stock from the date of liquidation, dissolution or winding up through December 31, 2007 and (b) any accrued and unpaid dividends to the payment date, before any payment is made to the holders of common stock or any other junior securities, subject to certain exceptions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

3.1	Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(h) to the Registration Statement on Form S-2 (File No. 333-107726) filed by the Company with the Securities and Exchange Commission on August 7, 2003 (the "Form S-2")).
4.1	Indenture, dated as of August 4, 2003, between Alpine and American Stock Transfer & Trust Company, as Trustee, relating to Alpine's 6% junior subordinated notes (incorporated herein by reference to Exhibit 4(c) to the Form S-2).
10.1*	Third Amendment, dated May 31, 2003, to the Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation, as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Services Company, DNE Technologies, Inc., Essex Electric Inc. as borrowers, and DNE Systems, Inc. as a credit party.
10.2	Form of subscription agreement for Series A Preferred Stock purchased by Alpine's directors and officers (incorporated herein by reference to Exhibit 99(d)-1 of the Tender Offer Statement on Schedule TO filed by the Company with the Securities and Exchange Commission on June 23, 2003).
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

          The Alpine Group, Inc. filed an Item 5 Form 8-K on June 24, 2003 to announce the completion of a private placement of shares of a new issue of Series A Preferred Stock to its directors and certain of its officers for $380 per share, or an aggregate of $3.1 million, and to announce that it had commenced an exchange offer whereby the holders of its common stock may exchange their shares for a new issue of The Alpine Group, Inc.'s 6% Junior Subordinated Notes. The Alpine Group further announced that, after completion of this exchange offer, it intends to offer to holders of its common stock the right to subscribe for shares of Series A Preferred Stock in proportion to their ownership of common stock.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.
Date: August 14, 2003	By:	/s/ DAVID A. OWEN David A. Owen Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES