Form 10-Q
period 2003-09-30
ALPINE GROUP INC /DE/
filed 2003-11-13
CIK 4164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM _________ TO ________


                          COMMISSION FILE NUMBER 1-9078

                                   -----------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      22-1620387
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         ONE MEADOWLANDS PLAZA                             07073
       EAST RUTHERFORD, NEW JERSEY                       (Zip code)
(Address of principal executive offices)


         Registrant's telephone number, including area code 201-549-4400

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                            OUTSTANDING AT NOVEMBER 11, 2003
            -----                            --------------------------------
 Common Stock, $.10 Par Value                           12,040,069

================================================================================

                          PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K and 10K/A for the year ended December 31, 2002.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                                    2003           2002
                                                                                                  ---------      ---------
                                                                                                     (UNAUDITED)
                                            ASSETS
Current assets:
   Cash and cash equivalents ................................................................     $   3,874      $   8,139
   Accounts receivable (less allowance for doubtful accounts of $381 and $413 at ............        37,072         62,864
      September 30, 2003 and December 31, 2002, respectively)
   Inventories ..............................................................................        38,513         81,198
   Other current assets .....................................................................         4,021         10,443
                                                                                                  ---------      ---------

      Total current assets ..................................................................        83,480        162,644
Property, plant and equipment, net ..........................................................        17,540         15,384
Long-term investments and other assets ......................................................         4,108          5,093
                                                                                                  ---------      ---------

      Total assets ..........................................................................     $ 105,128      $ 183,121
                                                                                                  =========      =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Current portion of long-term debt ........................................................     $     100      $   2,151
   Accounts payable .........................................................................        14,653         16,588
   Accrued expenses .........................................................................        13,451         18,850
   Deferred and current income taxes ........................................................         9,593         15,454
                                                                                                  ---------      ---------
      Total current liabilities .............................................................        37,797         53,043

Long-term debt, less current portion ........................................................        17,222         69,886
Deferred income taxes .......................................................................        19,046         20,533
Other long-term liabilities .................................................................         1,968          1,887
Warrant .....................................................................................         1,000          1,000
Accumulated losses in excess of net investment in Superior Telecom Inc. .....................       865,887        865,887

Mandatory redeemable Series A cumulative convertible preferred stock (8,287 shares issued and
   outstanding at September 30, 2003), net of $1,203 beneficial conversion feature...........         1,946             --

Stockholders' deficit:
   9% cumulative convertible preferred stock at liquidation value ...........................           427            427
   Common stock, $.10 par value, 25,000,000 shares authorized (22,084,694 shares issued at
      September 30, 2003 and December 31, 2002) .............................................         2,208          2,208
   Capital in excess of par value ...........................................................       162,616        165,195
   Accumulated other comprehensive deficit ..................................................       (11,624)       (11,597)
   Accumulated deficit ......................................................................      (899,097)      (890,221)
                                                                                                  ---------      ---------
                                                                                                   (745,470)      (733,988)

   Treasury stock, at cost (11,115,251 shares at September 30, 2003 and 7,963,203
      December 31, 2002) ....................................................................       (93,767)       (94,574)
   Receivable from stockholders .............................................................          (501)          (553)
                                                                                                  ---------      ---------
      Total stockholders' deficit ...........................................................      (839,738)      (829,115)
                                                                                                  ---------      ---------

        Total liabilities and stockholders' deficit .........................................     $ 105,128      $ 183,121
                                                                                                  =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2003            2002
                                                                                ---------       ---------
Net sales ...............................................................       $ 76,204        $ 368,186
Cost of goods sold ......................................................         68,772          322,349
                                                                                --------        ---------

   Gross profit .........................................................          7,432           45,837
Selling, general and administrative expenses ............................          8,954           38,572
Restructuring and other charges .........................................          3,348            1,077
Impairment charges ......................................................             --          114,497
                                                                                --------        ---------
   Operating loss .......................................................         (4,870)        (108,309)
Interest expense ........................................................           (668)         (30,111)
Gain (loss) on investment in securities .................................             --           (1,589)
Other income (expense), net .............................................          1,795             (466)
                                                                                --------        ---------
   Loss before income taxes, distributions on preferred securities of subsidiary trust, minority interest
      and equity in earnings of affiliate ...............................         (3,743)        (140,475)
Income tax benefit ......................................................          1,398           48,167
                                                                                --------        ---------
   Loss before distributions on preferred securities of subsidiary trust,
      minority interest and equity in earnings of affiliate .............         (2,345)         (92,308)
Distributions on preferred securities of subsidiary trust ...............             --           (4,172)
                                                                                --------        ---------
   Loss before minority interest and equity in earnings of affiliate ....         (2,345)         (96,480)
Minority interest in losses of subsidiaries .............................             --            1,111
Equity in loss of affiliate .............................................           (353)              --
                                                                                --------        ---------
Net loss ................................................................         (2,698)         (95,369)
Preferred stock dividends ...............................................            (71)              (9)
                                                                                --------        ---------
   Net loss applicable to common stock ..................................       $ (2,769)       $ (95,378)
                                                                                ========        =========

Net loss per share of common stock--basic and diluted ...................       $  (0.21)       $   (6.41)
                                                                                ========        =========

Weighted average shares outstanding--basic and diluted ..................         13,023           14,882
                                                                                ========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                          2003            2002
                                                                                                        ---------      -----------
Net sales ...........................................................................................   $ 261,009      $ 1,136,761
Cost of goods sold ..................................................................................     234,554          996,343
                                                                                                        ---------      -----------

   Gross profit .....................................................................................      26,455          140,418
Selling, general and administrative expenses ........................................................      31,281          113,870
Restructuring and other charges .....................................................................       8,324           34,156
Impairment charges ..................................................................................          --          114,497
                                                                                                        ---------      -----------
   Operating loss ...................................................................................     (13,150)        (122,105)
Interest expense ....................................................................................      (2,679)         (83,321)
Gain (loss) on investment in securities .............................................................          --           (4,085)
Other income (expense), net .........................................................................       1,749              435
                                                                                                        ---------      -----------
   Loss before income taxes, distributions on preferred securities of subsidiary trust,  minority interest,  equity in earnings of affiliate and cumulative effect of accounting change for
      goodwill impairment ...........................................................................     (14,080)        (209,076)
Income tax benefit ..................................................................................       5,380           76,976
                                                                                                        ---------      -----------

   Loss before distributions on preferred securities of subsidiary trust, minority interest, equity .      (8,700)        (132,100)
      in earnings of affiliate and cumulative effect of accounting change for goodwill impairment

Distributions on preferred securities of subsidiary trust ...........................................          --          (12,395)
                                                                                                        ---------      -----------
   Loss before minority interest, equity in earnings of affiliate and cumulative effect of accounting      (8,700)        (144,495)
      change for goodwill impairment
Minority interest in losses of subsidiaries .........................................................          --            3,035
Equity in loss of affiliate .........................................................................         (86)              --
                                                                                                        ---------      -----------
   Loss before cumulative effect of accounting change for goodwill impairment .......................      (8,786)        (141,460)
Cumulative effect of accounting change for goodwill impairment, net of minority interest ............          --         (388,086)
                                                                                                        ---------      -----------

Net loss ............................................................................................      (8,786)        (529,546)
Preferred stock dividends ...........................................................................         (90)             (28)
                                                                                                        ---------      -----------

   Net loss applicable to common stock ..............................................................   $  (8,876)     $  (529,574)
                                                                                                        =========      ===========

   Net loss per share of common stock-basic and diluted:
      Loss before cumulative effect of accounting change for goodwill impairment ....................   $   (0.62)     $     (9.55)
      Cumulative effect of accounting change for goodwill impairment ................................          --           (26.17)
                                                                                                        ---------      -----------
        Net loss--basic and diluted .................................................................   $   (0.62)     $    (35.72)
                                                                                                        =========      ===========

Weighted average shares outstanding--basic and diluted ..............................................      14,354           14,827
                                                                                                        =========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2003
                                                                    SHARES         AMOUNT
                                                                  ----------      --------
9% cumulative convertible preferred stock:
   Balance at beginning of period .........................              427      $    427
      Balance at end of period ............................              427           427
                                                                  ----------      --------

Common stock:
   Balance at beginning of period .........................       22,084,694         2,208
      Balance at end of period ............................       22,084,694         2,208
                                                                  ----------      --------

Capital in excess of par value:
   Balance at beginning of period .........................                        165,195
   Stock grants ...........................................                         (3,782)
   Beneficial conversion feature on preferred stock .......                          1,203
                                                                                  --------

      Balance at end of period ............................                        162,616
                                                                                  --------

Accumulated other comprehensive deficit:
   Balance at beginning of period .........................                        (11,597)
   Foreign currency translation adjustment ................                             (8)
   Change in unrealized gains on securities, net of tax ...                            (19)
                                                                                  --------

      Balance at end of period ............................                        (11,624)
                                                                                  --------

Accumulated deficit:
   Balance at beginning of period .........................                       (890,221)
   Net loss ...............................................                         (8,786)
   Dividends on preferred stock ...........................                            (90)
                                                                                  --------

      Balance at end of period ............................                       (899,097)
                                                                                  --------

Treasury stock:
   Balance at beginning of period .........................       (7,963,203)      (94,574)
   Exchange offering ......................................       (3,479,656)       (2,959)
   Stock options and grants ...............................          327,608         3,766
                                                                  ----------      --------

      Balance at end of period ............................      (11,115,251)      (93,767)
                                                                  ----------      --------

Receivable from stockholders:
   Balance at beginning of period .........................                           (553)
   Compensation expense related to stock options and grants                             52
                                                                                  --------

      Balance at end of period ............................                           (501)
                                                                                  --------

Total stockholders' deficit ...............................                     $ (839,738)
                                                                                ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                          2003           2002
                                                                                                        --------      ---------
Cash flows from operating activities:
   Loss before cumulative effect of accounting change for goodwill impairment .....................     $ (8,786)     $(141,460)
                                                                                                        --------      ---------
   Adjustments to reconcile loss before cumulative effect of accounting change to net cash provided by (used for) operating activities:
      Depreciation and amortization ...............................................................          798         35,051
      Deferred distributions on Trust Convertible Preferred Securities ............................           --         11,486
      Loss (gain) on investment in securities .....................................................          (81)         4,085
      Gain on sale of fixed assets ................................................................       (1,634)
      Amortization of deferred debt issuance costs and accretion of debt discount .................          454         11,536
      Gain on early extinguishment of debt ........................................................           --         (2,222)
      Interest costs satisfied by payment-in-kind notes ...........................................           --         14,172
      Write-down of idled property, plant and equipment ...........................................           --         18,279
      Impairment charge on long-lived assets to be sold ...........................................           --        114,497
      Gain on settlement of derivatives ...........................................................           --           (917)
      Compensation expense related to stock options and grants ....................................           36          1,455
      Minority interest in losses of subsidiary ...................................................           --         (3,035)
      Equity in loss of affiliates ................................................................           86             --
      Change in assets and liabilities:
        Accounts receivable, net ..................................................................       25,792        (12,219)
        Inventories, net ..........................................................................       42,685         36,809
        Other current and non-current assets ......................................................        5,858        (14,567)
        Accounts payable and accrued expenses .....................................................       (8,258)       (33,414)
        Deferred and current income taxes .........................................................       (7,334)       (46,456)
        Other, net ................................................................................           77         (6,796)
                                                                                                        --------      ---------

Cash flows provided by (used for) operating activities ............................................       49,693        (13,716)
                                                                                                        --------      ---------
Cash flows from investing activities:
   Capital expenditures ...........................................................................       (6,829)        (7,536)
   Proceeds from sale of investment ...............................................................        1,296         23,530
   Proceeds from sale of assets ...................................................................        6,429             --
   Superior Israel customer loans .................................................................           --          6,156
   Restricted cash ................................................................................           --          3,835
   Other ..........................................................................................           --            271
                                                                                                        --------      ---------

Cash flows provided by investing activities .......................................................          896         26,256
                                                                                                        --------      ---------
Cash flows from financing activities:
   Borrowings (repayments) under revolving credit facilities, net .................................      (55,598)        14,600
   Short-term borrowings, net .....................................................................           --         12,586
   Repayments of long-term borrowings .............................................................       (2,160)       (61,107)
   Long-term borrowings ...........................................................................           --          1,475
   Debt issuance and amendment costs ..............................................................         (150)        (3,939)
   Issue of preferred stock, net ..................................................................        3,149             --
   Purchase of treasury shares ....................................................................           (5)           (76)
   Other, net .....................................................................................          (90)        (1,011)
                                                                                                        --------      ---------

Cash flows used for financing activities ..........................................................      (54,854)       (37,472)
Effect of exchange rate on cash ...................................................................           --            385
Net increase (decrease) in cash and cash equivalents ..............................................       (4,265)       (24,547)
Cash and cash equivalents at beginning of period ..................................................        8,139         52,534
                                                                                                        --------      ---------

Cash and cash equivalents at end of period ........................................................     $  3,874      $  27,987
                                                                                                        ========      =========

Supplemental disclosures:
   Cash paid for interest .........................................................................     $  2,501      $  67,320
   Cash received for income taxes, net ............................................................     $ (1,385)     $ (21,547)

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1. GENERAL

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of The Alpine Group, Inc. and its consolidated subsidiaries (collectively, unless the context otherwise requires, "Alpine" or the "Company").

         Prior to December 11, 2002, Alpine's operations include the consolidated results of its then controlled subsidiary Superior TeleCom Inc. ("Superior") and Superior's then majority-owned subsidiary Superior Cables Ltd. ("Superior Israel"). As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, through December 11, 2002 Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems Inc. (the "Electrical Acquisition")--(see Note 2), certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Israel from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Israel are accounted for under the equity method and are no longer consolidated with Alpine.

         As a result of the net losses incurred by Superior in 2002, Alpine recorded losses in excess of its investment in Superior of $865.9 million through December 11, 2002. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet.

         On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As part of the Chapter 11 proceedings, Superior filed its original Joint Plan of Reorganization on July 30, 2003. On August 28, 2003, Superior filed an amended Joint Plan of Reorganization and disclosure statement (the "Amended Plan"). The Amended Plan, was confirmed by order of the Bankruptcy Court on October 22, 2003 and was consummated on November 10, , 2003. The Amended Plan cancelled all equity and debt interests held in Superior by, and otherwise provides for no distribution to Alpine, thereby eliminating Alpine's entire investment in Superior. Accordingly, during the fourth quarter of 2003 the historical negative investment in Superior will be eliminated from Alpine's balance sheet resulting in a gain of $865.9 million, less approximately $12 million of Deferred Other Comprehensive Deficit related to Superior.

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

         Superior completed its determination of initial goodwill impairment in August 2002 and recorded a non-cash goodwill impairment charge of $424 million including $166 million related to Superior's Electrical segment and $258 million related to Superior's original equipment manufacturers ("OEM") segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No. 142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. The cumulative effect of the accounting change as presented in the accompanying statement of operations for the nine months ended September 30, 2002 is summarized as follows (millions):

Superior's goodwill impairment loss..............................     $424
Additional goodwill impairment recorded by Alpine................        3
Less: Impairment allocable to Superior's minority interest.......      (39)
                                                                   --------
                                                                      $388
                                                                   ========

         The remaining goodwill was written off as being impaired in the fourth quarter of 2002 and there was no goodwill remaining as of September 30, 2003.

         STOCK-BASED COMPENSATION PLANS

         The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and 148 Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB statement No. 123. The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    2003          2002
                                                                                   -------      --------
Net loss, as reported ........................................................     $(2,698)      (95,369)
Add /(deduct) stock-based employee compensation (income) / expense included in
   reported net loss, net of tax .............................................        (253)          462
(Deduct) / add total stock-based employee compensation income / (expense)
   determined under fair value based method for all awards, net of related tax
   effects ...................................................................         172          (762)
                                                                                   -------      --------

Pro forma net loss ...........................................................     $(2,779)     $(95,669)
                                                                                   =======      ========

Net loss per share:
   Basic and diluted--as reported ............................................     $ (0.21)     $  (6.41)
   Basic and diluted--pro forma ..............................................     $ (0.21)     $  (6.43)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   2003         2002
                                                                                 -------      ---------
Net loss, as reported ......................................................     $(8,786)     $(529,546)
Add / (deduct) stock-based employee compensation (income) / expense included
   in reported net loss, net of tax ........................................         (10)         1,399
Deduct total stock-based employee compensation expense determined under fair
   value based method for all awards, net of related tax effects ...........         155         (2,368)
                                                                                 -------      ---------

Pro forma net loss .........................................................     $(8,951)     $(530,515)
                                                                                 =======      =========

Net loss per share:
   Basic and diluted--as reported ..........................................     $ (0.61)     $  (35.72)
   Basic and diluted--pro forma ............................................     $ (0.62)     $  (35.78)


         The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2003 and 2002, respectively: dividend yield of 0% for each period; expected volatility of 99% for each period, risk-free interest rate of 1.8% and 2.8% and expected life of four years and five years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the nine months ended September 30, 2003 and 2002 was $0.52 and $0.99, respectively.

         During the nine months ended September 30, 2003, approximately 1.4 million stock options and 0.4 million shares of restricted stock were granted to directors and certain employees and approximately 2.4 million stock options were cancelled or forfeited. As of September 30, 2003 there were 1.9 million stock options outstanding.

         Included in treasury stock shares at September 30, 2003 and December 31, 2002 are 1,069,110 and 805,783 shares of stock, respectively, issued upon the exercise of stock options or in connection with deferred stock awards and held in irrevocable grantor trusts in connection with a deferred stock account plan sponsored by the Company.

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

         The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2003. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145, the Company reclassified to other income (expense) a $2.2 million gain on the early extinguishment of debt previously recognized as an extraordinary item in the Company's consolidated statement of operations for the nine months ended September 30, 2002.

         The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the three and nine months ended September 30, 2003 have been accounted for in accordance with SFAS No. 146.

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

         The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of Interpretation No. 45 did not have a material effect on the Company's financial statements. The Company historically has been a party to a guaranty of Superior's obligations under a capital lease with respect to one of Superior's manufacturing facilities. The lease currently provides for monthly payments of $56,000 subject to tri-annual adjustments for changes in the consumer price index. The initial lease term expires in 2018. The Company believes the facility and underlying lease are valuable assets of Superior and it is anticipated that incident to its reorganization Superior will assume the lease and perform as tenant thereunder.

         In January 2003, the FASB issued FIN No. 46 Consolidation of Variable Interest Entities FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the first interim or annual periods ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that is acquired before February 1, 2003. This pronouncement has no impact on the Company's financial statements with respect to variable interest entities created after February 1, 2003. The company has not completed its evaluation of the impact, if any, that might result from variable entities created prior to February 1, 2003.

         DERIVATIVES

         The cost of copper, the Company's most significant raw material, has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. At September 30, 2003, future sales contracts for 8.5 million pounds of copper, or $6.7 million were outstanding, with a mark-to-market loss of $0.2 million, which has been recorded to earnings. These future contracts were liquidated in October 2003 since inventory levels at year-end are not projected to decline below the September 30, 2003 levels.

2. ELECTRICAL ACQUISITION

         On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco"), a wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior and its subsidiaries: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 19.9% of the common stock of Essex Electric (the "Warrant"). The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions. The total exercise price is $0.6 million. The warrant was valued at $1 million based upon a Black-Scholes option pricing model. The portion of the Electrical

Acquisition attributable to the non-controlling interest in Superior was accounted for as a purchase and Alpine's consolidated financial statements for periods subsequent to the acquisition date reflect the pro rata allocation of the purchase price. Assets acquired and liabilities assumed with respect to Alpine's 48.9% interest in Superior were recorded at their historical cost basis.

         On September 30, 2003, Alpine Holdco purchased 681 additional shares of Essex Electric. In October 2003, Superior Telecom Inc. exercised their rights under the Warrant and related securityholders agreement and purchased 169 shares of Essex Electric for $0.5 million.

         In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Supply Agreement"). Under the Supply Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The purchase price for copper rod specified in the Supply Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The costs of freight are paid by Essex Electric. The Supply Agreement also states that Superior will provide certain administrative services to Essex Electric, including accounting, legal, risk management, personnel, data processing, and employee relations services. Charges for these services are generally based on actual usage or an allocated portion of the total cost to Superior. The total cost of copper rod purchased under the Supply Agreement was $24.1 million and $83.6 million and the cost for administrative services was $1.0 million and $3.6 million, respectively, for the three and nine months ended September 30, 2003. On November 7, 2003, the Supply Agreement was replaced by a new agreement among the parties (the "New Supply Agreement") which provides for the supply by Superior of copper rod for 2004 and data processing services and certain other administrative services until fully transitioned to Alpine Holdco. The New Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Alpine and Superior. Additionally, the parties may terminate various services provided for under the New Supply Agreement upon certain prior notice as provided therein. Superior may terminate its obligations to supply copper rod upon 30 days notice given to Essex Electric any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod for a quarter as specified in the New Supply Agreement.

         In anticipation of the Electrical Acquisition, Superior evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the proposed sale to Alpine of the Electrical wire business, DNE and Superior's investment in Superior Israel. As a result of such review, Superior determined that identified long-lived assets of the Electrical wire business and Superior Israel were impaired and accordingly, Superior reflected a pre-tax charge, principally related to the Electrical wire business, of $114.5 million during the three months ended September 30, 2002. Superior's impairment charge was fully recognized (without allocating any of the loss proportionately to minority interest) in Alpine's consolidated income statement and balance sheet for the quarter ended September 30, 2002.

3. ASSET SALES

         In February 2003, the Company sold its plant in Lafayette, Indiana together with the related equipment and inventory which comprised substantially all of its industrial wire business. The total purchase price was approximately $12.6 million in cash which approximated the book value of the assets sold. Additionally, in connection with this sale, the Company is leasing its Orleans, Indiana plant to the purchaser for an annual rental of $350,000. The lease expires in February 2004, after which time the Orleans facility will be held for sale by the Company.

         In September 2003, the Company sold its plant in Anaheim, California subject to a leaseback arrangement which, at the company's option may extend through December 31, 2004. The total gain on the sale was $2.6 million, $1.7 million of which was recognized in the third quarter and $0.9 million was deferred and will be amortized over the leaseback period.

4. INVENTORIES

         At September 30, 2003 and December 31, 2002, the components of inventories were as follows:

                                                 SEPTEMBER 30,         DECEMBER 31,
                                                     2003                  2002
                                                   --------              -------
                                                           (IN THOUSANDS)
Raw materials ........................             $  5,218              $ 4,933
Work in process ......................                7,489               10,167
Finished goods .......................               28,848               66,098
                                                   --------              -------

                                                     41,555               81,198
LIFO reserve .........................               (3,042)                  --
                                                   --------              -------
                                                   $ 38,513              $81,198
                                                   ========              =======

         Inventories valued using the LIFO method amounted to $32.7million and $74.1 million at September 30, 2003 and December 31, 2002, respectively.

5. COMPREHENSIVE LOSS

         The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2003             2002
                                                              ---------        ---------
                                                                   (IN THOUSANDS)
Net loss ..............................................       $  (2,698)       $ (95,369)
                                                              ---------        ---------
Foreign currency translation adjustment ...............              --           (2,258)
Change in unrealized gains (losses) on derivatives, net              --           (2,852)
Realized losses on securities, net of tax .............              --              953
Change in unrealized losses on securities, net of tax .              --             (953)
                                                              ---------        ---------
Comprehensive loss ....................................       $  (2,698)       $(100,479)
                                                              =========        =========

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                2003              2002
                                                              ---------        ---------
                                                                    (IN THOUSANDS)
Net loss ..............................................       $  (8,786)       $(529,546)
                                                              ---------        ---------
Foreign currency translation adjustment ...............              (8)            (222)
Change in unrealized gains (losses) on derivatives, net              --           (2,722)
Realized losses on securities, net of tax .............              --            4,277
Change in unrealized losses on securities, net of tax .             (19)          (4,277)
                                                              ---------        ---------
Comprehensive loss ....................................       $  (8,813)       $(532,490)
                                                              =========        =========

         The components of accumulated other comprehensive deficit at September 30, 2003 and December 31, 2002 were as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2003            2002
                                                       --------        --------
                                                            (IN THOUSANDS)
Foreign currency translation adjustment ........       $ (4,030)       $ (4,022)
                                                       --------        --------
Additional minimum pension liability ...........         (7,594)         (7,594)
Other ..........................................             --              19
                                                       --------        --------
                                                       $(11,624)       $(11,597)
                                                       ========        ========


6. RESTRUCTURING AND OTHER CHARGES

         During the three and nine month periods ended September 30, 2003 the company recorded $3.3 and $8.3 million, respectively of restructuring and other charges. Charges for the three months ended September 30, 2003 included $1.3 million related to relocation and installation of certain equipment from closed facilities into the Florence, AL manufacturing location. Also incurred during the third quarter 2003 were costs associated with winding-down the Sikeston, MO operation, starting up new manufacturing processes at Florence and freight to relocate displaced products totaling $1.5 million. The remaining $0.5 million was for costs related to wind-down of other facilities previously closed and other miscellaneous expenses related to the Company's restructuring.

The nine month charges include the aforementioned charges in the third quarter, as well as approximately $0.7 and $0.3 million of employee severance costs and facility exist costs, respectively, related to the sale of the assets comprising the Company's industrial wire business (see Note 3). Other major charges for the year include $0.9 million related to the closure of the Company's St. Joseph, MO regional distribution center, including the buyout of the lease obligation and employee severance. The remainder of the year-to-date charges consist primarily of employee severance costs related to discontinued operations at Columbia City, IN, and Sikeston, MO and the reduction of Essex Electric administrative staff.

         The following table illustrates the restructuring reserve and the 2003 related activities:


                                                  DECEMBER 31,                              SEPTEMBER 30,
                                                     2002        CHARGES       PAYMENTS         2003
                                                   -------       -------        -------        -------
                                                                    (IN THOUSANDS)
Employee severance .........................       $ 1,227       $ 2,464        $(3,249)       $   442
Facility exit costs ........................           200         3,386         (3,406)           180
Equipment and inventory relocation costs and
   other costs .............................           -0-         2,474         (2,474)           -0-
                                                   -------       -------        -------        -------
                                                   $ 1,427       $ 8,324        $(9,129)       $   622
                                                   =======       =======        =======        =======


         During the nine months ended September 30, 2002, Superior recorded restructuring and other charges of $32.8 million related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were taken to more closely align productive capacity with market demand levels and to reduce overall manufacturing costs. The $32.8 million charge included an $18.3 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs and $5.5 million of other facility related closure costs. Additionally, during the nine months ended September 30, 2002, Alpine recorded restructuring and other charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine's corporate administrative staffing reductions.

7. DEBT

         Long-term debt at September 30, 2003 and December 31, 2002 is summarized as follows:

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2003           2002
                                                              -------       -------
                                                                  (IN THOUSANDS)
Revolving credit facility .............................       $13,373       $68,971
6% junior subordinated notes, net of discount of $1,339         3,006            --
Other .................................................           943         3,066
                                                              -------       -------
                                                               17,322        72,037
Less current installments .............................           100         2,151
                                                              -------       -------

                                                              $17,222       $69,886
                                                              =======       =======


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

         The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The weighted average interest rate at September 30, 2003 and December 31, 2002 was 4.35% and 5.02%, respectively. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE in connection with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At September 30, 2003, outstanding borrowings under the Loan Agreement were $13.4 million and the Companies had $25.1million of borrowing availability.

         Alpine Holdco has implemented restructuring actions to rationalize manufacturing capacity, lower costs and reduce working capital. These actions are expected to result in restructuring costs of approximately $12 million during 2003. These restructuring activities are anticipated to have a negative impact on operating income and, as a result, the Company amended the Loan
Agreement in May 2003 to reflect the planned restructuring activities. The amended Loan Agreement permits necessary expenditures and modifies certain financial covenants to accommodate the impact of these restructuring actions. Based on the terms of the amended Loan Agreement, the Company believes it will comply with all financial covenants. The financial convenants expire at December 31, 2003. The Company and the lender, in the second amendment to the Loan Agreement, have agreed to negotiate new covenants for 2004 that reflect the current reduced borrowing levels and forecasted operations of the Company.

         On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay 1/8 of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants.

8. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

         On June 23, 2003 the Company completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock from and after November 11, 2003; provided that the purchasing officers and directors have agreed not to convert until such time as they are advised by the Company that it has a sufficient number of authorized but unissued shares of common stock of the Company to permit such conversion.. The Company may cause conversion of the Series A Preferred Stock into common stock after the earlier of (i) consummation of the rights offering discussed below, and (ii) March 31, 2004, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

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

         On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Company's common stock. Holders of the Company's common stock were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed in the preceding paragraph except that the purchased shares of Series A Preferred stock are currently convertible. Total proceeds received from the sale were $3.8 million.

9. LOSS PER SHARE

         The computation of basic and diluted loss per share for the three and nine months ended September 30, 2003 and 2002 is as follows:



                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                  2003                                2002
                                                                  ----                                ----
                                                                              PER SHARE                           PER SHARE
                                                   NET LOSS      SHARES        AMOUNT    NET LOSS     SHARES       AMOUNT
Net loss .....................................     $(2,698)                              $(95,369)
Less: preferred stock dividends ..............         (71)                                    (9)
                                                   -------                               --------

Basic and diluted loss per common share before
   cumulative effect of accounting change ....     $(2,769)       13,023      $  (0.21)  $(95,378)     14,882     $  (6.41)
                                                   =======      ========      ========   ========    ========     ========

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                2003                                 2002
                                                                ----                                 ----
                                                                            PER SHARE                            PER SHARE
                                                NET LOSS       SHARES        AMOUNT     NET LOSS      SHARES      AMOUNT
Net loss ..................................     $(8,786)                               $(529,546)
Less: preferred stock dividends ...........         (90)                                     (28)
                                                -------                                ---------

Basic and diluted net loss per common share     $(8,876)        14,354      $  (0.61)  $(529,574)     14,827     $  (35.72)
                                                =======       ========      ========   =========      ======     =========


         The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities and the Series A Preferred Stock from the diluted earnings per share calculation as the impact would be anti-dilutive. Stock options and unvested stock awards with respect to 2.9 million and 4.0 million shares of common stock outstanding at September 30, 2003 and 2002, respectively, and the warrant issued in connection with the Electrical Acquisition have not been included in the computation of diluted earnings per share because to do so would be anti-dilutive for all periods presented.

10. BUSINESS SEGMENTS

         The Company's reportable segments have historically included the communications, OEM and electrical businesses of Superior. The communications segment included (i) outside plant wire and cable for voice and data transmission in telecommunications networks (ii) copper and fiber optic datacom or premise wire and cable for use within homes and offices for local networks, Internet connectivity and other applications, and (iii) prior to December 11, 2002 all of Superior Israel's and DNE's products. The OEM segment included magnet wire and related products. The electrical segment includes primarily building wire products. As a result of the Electrical Acquisition and the deconsolidation of Superior effective December 11, 2002, the Company's reportable segments consist of the electrical segment and DNE. Accordingly, the segment information for the three and nine months ended September 30, 2002 presented below has been restated to separately present segment information for DNE.

         The Company evaluates segment performance based on a number of factors, with operating income, excluding restructuring and impairment charges, being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

         Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations and balance sheets.

                          THREE MONTHS ENDED                NINE MONTHS ENDED
                            SEPTEMBER 30,                     SEPTEMBER 30,
                        2003             2002             2003             2002
                     ----------       ----------       ----------       ----------
                                       (IN THOUSANDS)
Net sales: (a)
Electrical (a)       $   69,485       $  116,048       $  238,993       $  360,910
DNE ..........            6,719            7,989           22,016           29,808
Communications               --          121,979               --          363,785
OEM ..........               --          122,170               --          382,258
                     ----------       ----------       ----------       ----------
                     $   76,204       $  368,186       $  261,009       $1,136,761
                     ==========       ==========       ==========       ==========

         (a) Electrical had one customer that made up 19% of the Electrical sales and 18% of Total net sales for the three month period ended September 30, 2003. That same customer comprised 15% and 14% of Electrical and Total net sales, respectively, for the nine month period ended September 30, 2003.

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                           2003              2002            2003              2002
                                         ---------        ---------        ---------        ---------
                                                                 (IN THOUSANDS)
Operating income (loss):
   Electrical ....................       $  (2,813)       $    (997)       $  (7,980)       $  (6,976)
   DNE ...........................           1,250            1,028            4,277            3,992
   Communications ................              --            6,020               --           18,500
   OEM ...........................              --            9,296               --           31,703
   Corporate and other ...........              41           (8,082)          (1,123)         (20,671)
   Restructuring and other charges          (3,348)          (1,077)          (8,324)         (34,156)
   Impairment charges ............              --         (114,497)              --         (114,497)
                                         ---------        ---------        ---------        ---------
                                         $  (4,870)       $(108,309)       $ (13,150)       $(122,105)
                                         =========        =========        =========        =========

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                       2003               2002
                                                     --------           --------
                                                            (IN THOUSANDS)
Total assets:
   Electrical ............................           $ 88,127           $158,793
   DNE ...................................              9,429             12,326
   Corporate and other ...................              7,572             12,002
                                                     --------           --------
                                                     $105,128           $183,121
                                                     ========           ========

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

         Alpine's consolidated net income (loss) has historically reflected its share of Superior's net income (loss), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under generally accepted accounting principles to the carrying value of minority interest in the consolidated balance sheet. As a result of the loss incurred by Superior upon adoption of SFAS 142, effective January 1, 2002 the minority interest was completely eliminated and therefore Alpine's consolidated statement of operations reflects 100% of the net losses incurred by Superior after January 1, 2002 and through December 11, 2002. Due to Superior's net losses in 2002, Alpine had a negative investment in Superior of $865.9 million when Superior was deconsolidated. This negative investment is required under generally accepted accounting principles to be reflected in Alpine's consolidated balance sheet.

         On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. As part of the Chapter 11 proceedings, Superior filed its original Joint Plan of Reorganization on July 30, 2003. On August 28, 2003, Superior filed an amended Joint Plan of Reorganization and disclosure statement (the "Amended Plan"). The Amended Plan was confirmed by order of the Bankruptcy Court on October 22, 2003 and was consummated on November 10, 2003. The Amended Plan cancelled all equity and debt interests held in Superior by, and otherwise provides for no distribution to, Alpine thereby eliminating Alpine's entire investment in Superior. Accordingly, during the fourth quarter of 2003 the historical negative investment in Superior will be eliminated from Alpine's balance sheet resulting in a gain of $865.9 million, less approximately $12 million of Deferred Other Comprehensive Deficit, related to Superior.

         Following the Electrical Acquisition, the Company's principal operations consist of the electrical wire business previously constituting Superior's Electrical Group, the operations of DNE, and the Company's equity method investments in Superior (through November 10, 2003) and Superior Israel. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of the businesses acquired in the Electrical Acquisition for periods subsequent to December 11, 2002. As a result of the deconsolidation of Superior effective December 11, 2002, the Company's consolidated operations no longer include the results of Superior's Communications Group (other than DNE) and OEM Group segments. Segment financial data (including sales and operating income by segment) for the three and nine month periods ended September 30, 2003 and 2002 is included in Note 10 to the accompanying consolidated financial statements.

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

RESULTS OF  OPERATIONS--THREE  MONTH PERIOD ENDED SEPTEMBER 30, 2003 AS COMPARED
   TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

         Consolidated sales for the quarter ended September 30, 2003 were $76.2 million, a decrease of 79% as compared to sales of $368.2 million for the quarter ended September 30, 2002. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group for the three months ended September 30, 2002 were $122.0 million and $122.2 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $47.8 million or 39% due primarily to Essex Electric's strategic decision to lower sales volume through its restructuring activities in response to market softness and resultant competitive pressures.

         Essex Electric sales were $69.5 million for the September 30, 2003 quarter representing a decrease of $46.5 million or 40% (45% on a copper price adjusted basis) as compared to the quarter ended September 30, 2002. The comparative sales decline was due principally to (i) the Company's decision to reduce volume in response to continuing weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market, (ii) reduced demand in the non-residential building wire market segment, and (iii) the February 2003 sale of the automotive and industrial wire business. Automotive and industrial wire product sales accounted for approximately $8.3million of the Essex Electric's sales for the three months ended September 30, 2002.

         DNE sales were $6.7 million for the three months ended September 30, 2003, a decrease of 16% as compared to sales of $8.0 million for the comparable prior year period. The sales decrease during this period was primarily due to a decline in contract manufacturing sales of $2.1 million as a result of DNE's decision to exit this market.

         Gross profit for the September 30, 2003 quarter was $7.4 million, a decline of $38.4 million as compared to gross profit for the quarter ended September 30, 2002 due to the deconsolidation of Superior. The gross profit margin in the September 30, 2003 quarter was 9.8% which, after excluding the Communications Group and OEM Group, compares to a gross profit margin of 9.4% for the three months ended September 30, 2002. The increased margin percentage was due primarily to slightly improved pricing in the third quarter of 2003 compared with the same period in 2002. The DNE margin percentage improved slightly due to changes in product mix.

         Selling, general and administrative expense ("SG&A expense") for the three month period ended September 30, 2003 was $9.0 million, a decrease of 77%, as compared to SG&A expense of $38.6 million for the three months ended September 30, 2002. The comparative decrease for the three month period ended September 30, 2003 was due primarily to the effects of the deconsolidation of Superior as well as decreases at Essex Electric resulting from implementation of its restructuring plan.

         Restructuring and other charges of $3.3 million for the three months ended September 30, 2003 included $1.3 million related to relocation and installation of certain equipment from closed facilities into the Florence manufacturing location. Also incurred during the third quarter 2003 were costs associated with winding-down the Sikeston operation, starting up new manufacturing processes at Florence and freight to relocate displaced products totaling $1.5 million. The remaining $0.5 million was for costs related to the winding-down of other facilities previously closed and other miscellaneous expenses related to the Company's restructuring.

         The Company incurred restructuring and other charges of $1.1 million for the three month period ended September 30, 2002 related to (i) the closure of Superior's Communications Group manufacturing facilities in Elizabethtown, Kentucky and Winnepeg, Canada, (ii) the closure of Superior's OEM Group Rockford, Illinois manufacturing facility, (iii) the shutdown of the Electrical Group Canadian operations, and (iv) operational restructuring activities at Superior Israel.

         In anticipation of the Electrical Acquisition, Superior TeleCom evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the proposed sale to Alpine of the Electrical Group, DNE and Superior's investment in Superior Israel. As a result of such review, Superior TeleCom determined that identified long-lived assets of the Electrical Group and Superior Israel were impaired and accordingly, reflected a pre-tax charge, principally related to the Electrical Group, of $114.5 million in the nine months ended September 30, 2002.

         The Company incurred an operating loss of $4.9 million for the September 30, 2003 three month period compared to an operating loss of $108.3 million for the 2002 quarter. The operating loss in 2002 included restructuring and other charges and asset impairment charges $115.6 million, as compared to $3.3 million of such charges for the September 30, 2003 quarter. The comparative decline in operating loss is due to the decrease in restructuring and other charges and impairment charges offset by the effects of the deconsolidation of Superior as operating income for the Communications Group and the OEM Group amounted to $15.3 million for the third quarter of 2002. Additionally, the operating loss for Essex Electric increased by $1.8 million for the three month period ended September 30, 2003 as compared to the 2002 quarter as a result of the decreased sales and gross margin volume discussed above.

         Interest expense for the three month period ended September 30, 2003 was $0.7 million, representing a decrease of $29.4 million from the prior year three month period ended September 30, 2002. The decrease is due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for the 2002 quarter was $0.1 million. The increase in 2003 is due to higher borrowings incurred to finance the Electrical Acquisition.

         The Company reported a loss of $0.4 million for the three months ended September 30, 2003 representing its equity in the net loss of its equity-method investee, Superior Israel. The Company's investment in Superior Israel has been reduced to zero as of September 30, 2003 and accordingly, Alpine will not record its equity in any future net losses of Superior Israel unless it has a positive investment in Superior Israel.

RESULTS OF OPERATIONS--NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AS
   COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

         Consolidated sales for the nine months ended September 30, 2003 were $261.0 million, a decrease of 77% as compared to sales of $1,136.8 million for the comparable prior year period. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group for the nine months ended September 30, 2002 were $363.8 million and $382.3 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $129.7 million or 33% due primarily to Essex Electric's strategic decision to lower sales volume through its restructuring activities in response to market softness and resultant competitive pressures.

         Essex Electric sales were $239.0 million for the nine months ended September 30, 2003 representing a decrease of $121.9 million or 34% (36% on a copper price adjusted basis) as compared to the nine months ended September 30, 2002. The comparative sales decline was due principally to (i) the Company's decision to reduce volume in response to weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market, (ii) reduced demand in the non-residential building wire market segment, and (iii) the February 2003 sale of the automotive and industrial wire business. Automotive and industrial wire product sales accounted for approximately $7.9 million and $25.2 million of Essex Electric's sales for the nine months ended September 30, 2003 and 2002, respectively.

         DNE sales were $22.0 million for the nine months ended September 30, 2003, a decrease of 26% as compared to sales of $29.8 million for the comparable prior year period. The sales decrease during this period was primarily due to a decline in contract manufacturing sales of $7.5 million as a result of DNE's decision to exit this market.

         Gross profit for the nine months September 30, 2003 was $26.5 million, a decline of $114.0 million as compared to gross profit for the comparable 2002 period due to the deconsolidation of Superior. The gross profit margin in 2003 was 10.1% which, after excluding the Communications Group and OEM Group, compares to a gross profit margin of 8.4% for the nine months ended September 30, 2002. The increased margin percentage reflects margin improvements at DNE due to changes in product mix and slightly higher gross margin percentage at Essex Electric.

         Selling, general and administrative expense ("SG&A expense") for the nine month period ended September 30, 2003 was $31.3 million, a decrease of 73%, as compared to SG&A expense of $113.9 million for the nine months ended September 30, 2002. The comparative decrease for the nine month period ended September 30, 2003 was due primarily to the effects of the deconsolidation of Superior as well as decreases at Essex Electric resulting from implementation of its restructuring plan.

         The nine month restructuring and other charges include the aforementioned charges of $8.3 million in the third quarter, as well as approximately $0.7 and $0.3 million of employee severance costs and facility exist costs, respectively, related to the sale of the assets comprising the Company's industrial wire business (see Note 3). Other major charges for the year include $0.9 million related to the closure of the Company's St. Joseph, MO regional distribution center, including the buyout of the lease obligation and employee severance. The remainder of the year-to-date charges consist primarily of employee severance costs related to discontinued operations at Columbia City, IN, and Sikeston, MO and to the reduction of Essex Electric administrative staff.

         In anticipation of the Electrical Acquisition, Superior TeleCom evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel as of September 30, 2002 pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the proposed sale to Alpine of the Electrical Group, DNE and Superior's investment in Superior Israel. As a result of such review, Superior TeleCom determined that identified long-lived assets of the Electrical Group and Superior Israel were impaired and accordingly, reflected a pre-tax charge, principally related to the Electrical Group, of $114.5 million in the third quarter of 2002.

         The Company incurred an operating loss of $13.2 million for the nine month period ended September 30, 2003 compared to an operating loss of $122.1 million for the comparable 2002 period. The operating loss in 2002 included restructuring and other charges and asset impairment charges of $148.7 million as compared to $8.3 million of such charges for the 2003 period. The comparative decline in operating loss is due to the decrease in restructuring and other charges offset by the effects of the deconsolidation of Superior as operating income for the Communications Group and the OEM Group amounted to $50.2 million for the nine months ended September 30, 2002. Additionally, the operating loss for Essex Electric increased by $2.2 million for the nine-month period ended September 30, 2003 as compared to the same nine-month period in 2002 as a result of the decreased sales and gross margin percentages discussed above.

         Interest expense for the nine month period ended June 30, 2003 was $2.7 million, representing a decrease of $80.6 million from the prior year comparable period. The decrease is due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for the 2002 nine month period was $0.6 million. The increase in 2003 is due to an increase in the Company's indebtedness resulting from borrowings incurred to finance the Electrical Acquisition.

         The Company reported a loss of $0.1 million for the nine months ended September 30, 2003, representing its equity in the net loss of its equity-method investee, Superior Israel. The Company's investment in Superior Israel has been reduced to zero as of September 30, 2003 and accordingly, Alpine will not record it's equity in any future net losses of Superior Israel unless it has a positive investment in Superior Israel.

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

         The terms of the Loan Agreement provide for a maximum committed amount of $100 million, with borrowing availability determined by reference to a borrowing base. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a variable margin that is subject to periodic adjustment based on utilization and on a ratio relating to leverage amounts. The Loan Agreement also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth and restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Loan Agreement are guaranteed by DNE and are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE in conjunction with its U.S. government contracts. The obligations under the Loan Agreement are without recourse to Alpine. The Loan Agreement matures in five years and the Companies may terminate the Loan Agreement at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after the second anniversary of the closing of the Loan Agreement the Companies may, upon 30 days' prior written notice, permanently reduce the maximum commitments without penalty or premium. At September 30, 2003, outstanding borrowings under the Loan Agreement were $13.4 million and the Companies had $25.1 million of borrowing availability. Due to significantly reduced borrowing levels the Company is in the process of discussing changes to the credit agreement with the lenders.

         In February 2003, Essex Electric sold inventory and certain property and equipment related to its industrial wire business for total cash proceeds of approximately $12.6 million. In September, 2003, Essex Electric sold its Anaheim, California plant for net cash proceeds of approximately $5.5 million. The proceeds from these sales were primarily used to reduce amounts borrowed under the Loan Agreement.

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

         On June 23, 2003 Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock beginning on November 11, 2003, subject to customary adjustments. However, the officers and directors have agreed not to exercise the convertible option until advised by the Company that it has a sufficient number of authorized but unissued shares of common stock to permit such conversion. The Company may cause conversion of the Series A Preferred Stock into common stock after November 11, 2003, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

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

         On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock and shares pursuant to a rights offering to holders of the Company's common stock. Holders of the Company's common stock were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above; however the Series A Preferred Stock purchased through the rights offering are currently convertible. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded.

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

         As of September 30, 2003 Alpine has unrestricted corporate cash and cash equivalents of approximately $3.4 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, cash proceeds and from Alpine's private placement of its Series A Preferred Stock in June and its rights offering in November 2003. Additionally, pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Loan Agreement, Alpine is paid by Alpine Holdco an annual management fee of $0.9 million payable monthly, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is limited by the Loan Agreement to a maximum of $1.0 million of the aforementioned management fee and amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

         Alpine estimates that capital expenditures for 2003 will approximate between $8 to $9 million. Alpine historically has been a party to a guaranty of Superior's obligations as tenant under a capital lease covering one of
Superior's facilities. The Company believes that incident to its plan of reorganization Superior will assume the lease and the Company expects Superior to perform as tenant thereunder. Alpine Holdco has implemented restructuring actions to rationalize manufacturing capacity, lower costs and reduce working capital. These actions are expected to result in restructuring costs of approximately $12 million during 2003. These restructuring activities are anticipated to have a negative impact on operating income and, as a result, the Company amended the Loan Agreement in May 2003 to reflect the planned restructuring activities. The amended Loan Agreement permits necessary expenditures and modifies certain financial covenants to accommodate the impact of these restructuring activities. Based on the terms of the amended Loan
Agreement, the Company believes it will comply with all financial covenants. Alpine believes that existing cash and cash equivalents, cash provided by operations and working capital reductions together with borrowings under the Loan Agreement and proceeds from its private placement and rights offering will be sufficient to meet its capital requirements for the upcoming twelve months.

CONTRACTUAL OBLIGATIONS

         As of September 30, 2003, the Company's long-term debt obligations and future minimum payments under operating leases with terms over one year were as follows (in thousands):

                                     LESS THAN 1                           MORE THAN 5
                                        YEAR       2-3 YEARS   4-5 YEARS      YEARS        TOTAL
                                       ------       ------       ------       ------       ------
Loan Agreement (a) .............           --           --       13,373           --       13,373
6% Junior Subordinated Notes (b)           --           --        4,345           --        4,345
Other Debt .....................          100          241          284          318          943
Series A Preferred Stock (c) ...                                               3,149        3,149
Operating leases ...............        3,109        4,546        2,841        4,638       15,134
                                       ------       ------       ------       ------       ------

  Total ........................        3,209        4,787       20,843        8,105       36,944
                                       ======       ======       ======       ======       ======


       (a) The Loan Agreement matures in December 2007. The total commitment is for $100 million. The interest rates on this facility are variable based upon LIBOR or Prime Rates plus certain fixed margins. The average rate, including margin, as of September 30, 2003 was 4.35%

       (b) The 6% Junior Subordinated Notes are presented on a gross basis (before discount). The $3,006 included in the Long Term Debt in the Balance Sheet and in footnote 7 is net of a $1,334 unamortized discount, which represents the difference between the exchange offer rate of $1.25 per share and the $.85 closing price of Alpine's common stock upon consummation of the exchange offer on August 4, 2003. The discount is being amortized through the date of maturity of the notes, including $52 in the third quarter of 2003. These notes are payable in semi-annual installments of $0.5 million beginning June 2007.

       (c) The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share. The

              Series A Preferred Stock may be converted into common stock of the Company at the option of the holder any time or by the Company upon the occurrence of certain specified events.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk primarily relates to interest rates on long-term debt (see preceding table on Contractual Obligations) and copper futures used to minimize the price risk associated with copper prices (see Derivatives). The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. At September 30, 2003, future sales contracts for 8.5 million pounds of copper, or $6.7million were outstanding, with a mark - to- market loss of $0.2 million, which has been recorded to earnings. These futures contracts were liquidated in October 2003 since inventory levels at year-end are not projected to decline below the September 30, 2003 levels.

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

-----------

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

              None

-----------

*      Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE ALPINE GROUP, INC.

Date:  November   ,2003              By: /s/ DAVID A. OWEN
                                         ---------------------------------
                                         David A. Owen
                                         Chief Financial Officer
                                         (duly authorized officer and principal
                                         financial and accounting officer)