Form 10-K
period 2003-12-31
ALPINE GROUP INC /DE/
filed 2004-03-30
CIK 4164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K

     (MARK ONE)
         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
         |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                          COMMISSION FILE NUMBER 1-9078
                                   -----------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     22-1620387
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         ONE MEADOWLANDS PLAZA
      EAST RUTHERFORD, NEW JERSEY                          07073
(Address of principal executive offices)                (Zip code)


    Registrant's telephone number, including area code 201-549-4400

                                   -----------

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     |X|

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)    Yes |_|     No |X|

           At June 30, 2003, the registrant had 15,115,844 shares of common stock, par value $.10 per share outstanding. The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant on such date was approximately $9.4 million based on the closing price of $0.80 per share of such common stock as of June 30, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1. BUSINESS

           The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is a holding company which over the past five years has owned controlling equity interests in industrial businesses which have been operated as subsidiaries. Alpine currently owns Essex Electric Inc. ("Essex Electric"), which is engaged in the manufacture and sale of electrical wire and DNE Systems, Inc. ("DNE Systems"), which is involved in the manufacture and sales of multiplexers and other communications and electronic products.

           Over the past five years Alpine has owned substantial equity interests in PolyVision Corporation ("PolyVision"), Premier Refractories International Inc. ("Premier") and Superior TeleCom Inc. ("Superior"). In August 1999 Alpine sold its common equity interest in Premier and in November 2001 Alpine sold its equity interest in PolyVision. The equity interest of all of Superior's stockholders, including Alpine, was cancelled in November 2003, as a result of the consummation of the Plan of Reorganization for Superior.

           On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric; (2) all of the outstanding shares of capital stock of DNE Systems; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products, which we sometimes refer to as "Superior Israel". The aggregate purchase price was approximately $85 million in cash plus the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric Inc. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. As a result Alpine Holdco and Superior currently own approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric. Superior's Warrant to purchase 199 shares of the capital stock of Essex Electric currently represents approximately 9.9% of the capital stock of Essex Electric.

           Prior to December 11, 2002, Alpine's financial statements include the consolidated results of Superior. As a result of the vesting of certain Superior restricted stock grants in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in its direct equity ownership in Superior, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position, including certain common share voting interests deemed to be controlled by it. In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems (see Note 5), certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002, Superior Israel, and Superior (for periods through November 10, 2003) are accounted for under the equity method and were no longer consolidated with Alpine.

           As a result of the accumulated net losses incurred by Superior, Alpine's consolidated financial statements included a negative investment in Superior of $865.9 million at December 31, 2002. Under accounting principles generally accepted in the United States of America, this negative investment was required to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine was not obligated to fund any operating losses or deficits of Superior. Upon consummation of the Plan of Reorganization of Superior, Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 million in the fourth quarter of 2003. This gain was offset by the reversal of $11.6 million of other comprehensive loss related to Superior, resulting in a net gain of $854.3 million.

           Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987.

           Alpine's principal executive office is located at One Meadowlands Plaza, East Rutherford, New Jersey 07073, and our telephone number is (201) 549-4400.

           Alpine's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge. Requests should be directed to the Corporate Secretary at the principal executive office listed herein.

                             THE ALPINE GROUP, INC.

           The following information addresses the current operating businesses of Alpine consisting of Essex Electric, DNE Systems and an equity method investment in Superior Israel, all of which were acquired in the Electrical Acquisition effective December 11, 2002. For additional information regarding the Company's business segments, see Note 20, "Business Segments and Foreign Operations" to the consolidated financial statements.

ESSEX ELECTRIC

           Essex Electric manufactures and distributes a complete line of building wire products. Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground.

           Essex Electric sells its electrical wire and cable products through manufacturers' representatives as well as a small internal sales group. Its customer base is large and diverse, consisting of consumer product retailers, hardware wholesalers and wholesale electrical and specialty distributors. One customer (Home Depot) accounted for 18% of Essex Electric's net sales in 2003. Essex Electric serves its customers through strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" building wire products. Essex Electric currently operates three leased RDCs located in Georgia, California and Indiana.

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

           The building wire industry has experienced significant consolidation in recent years, declining from approximately 30 manufacturers in the early 1980's to seven primary manufacturers currently. Since 1999, market pricing for building wire products has declined substantially with pricing spreads over COMEX reaching five year lows in 2002 and 2003. The Company believes the pricing decline was driven primarily by reduced demand in the non-residential markets and excess manufacturing capacity for building wire. Essex Electric responded to these conditions during 2003 by effecting a series of restructuring and rationalization initiatives. These included disposition of certain manufacturing assets, exiting non-core product lines, elimination of excess capacity and consolidation of remaining production capacity to achieve cost reductions necessary to offset, in part, the impact of price declines when they are encountered. Essex Electric reduced its finished goods manufacturing plants from six to two, one of which has been significantly expanded, and reduced its regional distribution centers from four to three. In addition, in 2003 Essex Electric sold inventories, equipment and a building related to industrial wire products and cord products in order to reduce debt and focus on its core building wire products business. These restructuring initiatives have repositioned Essex Electric with significantly reduced manufacturing capacity while resulting in a lower manufacturing cost structure focused on building wire products and in a significantly improved total cost structure.

Raw Materials

           The principal raw material used by Essex Electric in the manufacture of its wire products is copper rod and, to a lesser extent, plastics such as polyethylene and polyvinyl chloride. Essex Electric purchases copper rod principally from Superior (see discussion below under "Supply and Transitional Services Agreement") as well as from other copper producers and metal merchants. Although certain wire and cable manufacturers, to a limited extent, experienced copper rod shortages over the past five years, Essex Electric believes that it will be able to obtain sufficient supplies of copper rod to meet its manufacturing needs for the foreseeable future.

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

Supply and Transitional Services Agreement

           In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Transitional Agreement"). Under the Transitional Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Transitional Agreement was based on the COMEX price plus an adder to reflect conversion to copper rod. The Transitional Agreement also provided for Superior's provision of certain administrative services to Alpine Holdco and Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. On November 7, 2003, the Transitional Agreement was replaced by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (the "Supply Agreement"). The Supply Agreement includes the supply by Superior Essex Inc. to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services for a limited time in 2004. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Superior Essex Inc. and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. Superior Essex Inc. may terminate its obligations to supply copper rod upon 30 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod, tested on a quarterly basis, specified in the agreement. The total cost of copper rod purchased under the Transitional Agreement and the Supply Agreement in 2003 and 2002 was $99.6 million and $10.8 million, respectively, and the cost for administrative services for 2003 and 2002 was $4.4 million and $0.3 million, respectively.

Competition

           The market for electrical wire products is highly competitive. The building wire industry has experienced significant consolidation over the past twenty years. Notwithstanding this consolidation, the Company believes there still existed excess industry manufacturing capacity in 2002. As a result of the Company's restructuring activities, the excess industry capacity has been somewhat reduced. Four manufacturers, including Essex Electric, comprise approximately 75% to 80% of the market for building wire. The balance of the market consists of a relatively small number of competitors. Many of Essex Electric's products are made to industry specifications and, therefore, may be interchangeable with competitors' products. Essex Electric is subject to competition in many markets on the basis of price, delivery time, customer service and its ability to meet specialty needs. The Company believes that Essex Electric enjoys strong customer relations resulting from Essex Electric and its predecessors' long participation in the industry, commitment to quality customer service, and on time delivery.

Backlog; Returns

           Essex Electric has no significant backlog, as finished goods are generally stocked to meet customer demand on a just-in-time basis. Essex Electric believes that the ability to supply orders in a timely fashion is a competitive factor in the markets in which it operates. Historically, sales returns have not had a material adverse effect on the results of operations.

Research and Development

           Essex Electric conducts limited research and development activities. These activities are focused on the development of improved compounds that are used as insulation and jacketing materials. Total research and development expenses related to the electrical wire business were less than 1% of sales.

DNE SYSTEMS

           DNE Systems (together with its subsidiaries, unless the context otherwise requires, "DNE") through its wholly owned operating subsidiaries DNE Technologies, Inc. ("DNE Technologies") and DNE Manufacturing and Service Company ("DNE Manufacturing"), designs and manufactures communications equipment, integrated access devices and other electronic equipment for defense, government and commercial applications.

           DNE Technologies designs and manufactures communications and avionics products such as voice and data multiplexers, as well as asynchronous transfer mode ("ATM") concentrators and switches primarily for the U.S. Department of Defense ("DoD"), which it has been supplying for over 50 years. Target markets include tactical access communications and avionics for the DoD. DNE Technologies has an installed base of over 14,000 multiplexers that have traditionally supplied efficient, reliable voice and data communication solutions to the U.S. Armed Forces. Revenue related to the DoD and defense related prime contractors amounted to 94%, 72%, and 77% of DNE's total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

           The current business environment for communications and avionics equipment sales to the DoD is favorable and anticipated to remain strong in the near term. Regional flare-ups, such as in the Middle East, and the war with Iraq, could have a favorable and/or detrimental impact on DNE's business. While customer funds might be spent on products to sustain the immediate military needs, requirements for budgeted and future programs may suffer if supplemental funding is not approved.

           DNE Manufacturing is a provider of electronic manufacturing services ("EMS") in North America focused on providing turnkey solutions on an outsourced basis to sub-system and total electronic systems manufacturers. Due to present market conditions and the highly competitive nature of this market (low margins), DNE has chosen to de-emphasize marketing this business and to focus on servicing only its existing customer base.

Raw materials and manufacturing

           DNE utilizes a well-established and broad ranging electro-mechanical supplier base to support its manufacturing requirements. Commodities used in the assembly of DNE products are typically printed circuit boards, active and passive electrical components, power supplies, and metal fabrication parts.

           DNE has capabilities in printed circuit card assembly, precision electromechanical assembly and calibration, cable and harness assemblies, potting and hermetically sealing of electronic equipment, depending on the type of product being manufactured. Final testing is performed on all products manufactured and is highly automated and specific to the product.

           All of DNE's operations are conducted in a single 65,000 square foot leased facility in Wallingford, CT.

Competition

           DNE competes in several specialty niches within the marketplaces for defense communication devices and electronic manufacturing services. The niches addressed by DNE Technologies include Point to Point Access Communications, Protocol Converters, ATM and Avionics for the DoD. DNE competes by direct sales to government programs and agencies as well as through prime contractors. Competition in this marketplace is based on meeting the specification and pricing requirements of the DoD. In the DoD access communications market, DNE's main competitors are Net.com, Lucent, Adtran and CODEM.

Research and development

           Research and development expense is primarily related to sustaining, enhancement and development of products within the DoD Access Communications Market. Research and development expense amounted to $4.2 million; $4.0 million and $3.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Customers

           DNE's most significant customer is the DoD, which represented 56%, 55% and 39% of DNE's total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002, one commercial customer accounted for 13% of total revenues. In 2003 and 2001, no commercial customer accounted for more than 10% of total revenues.

Backlog

           DNE's backlog represents firm order requirements received from customers and not shipped. DNE's backlog was $5.6 million and $10.3 million at December 31, 2003 and 2002, respectively. The decline in the backlog related to DNE Technologies is $2.2 million and to DNE Manufacturing $0.6 million.

SUPERIOR ISRAEL

           Since December 2002 the Company, through its wholly owned subsidiaries, has a 47% equity method investment in Superior Israel. Superior Israel is the largest Israeli wire and cable manufacturer and its shares are traded on the Tel Aviv Stock Exchange.

SUPERIOR TELECOM INC.

           As discussed above, prior to December 11, 2002 Superior TeleCom Inc. (together with its subsidiaries, unless the context otherwise requires, "Superior") was a majority controlled subsidiary of Alpine and Alpine's consolidated results included the consolidated operations of Superior. Superior manufactures communications cable and magnet wire products and prior to December 11, 2002, manufactured low voltage electrical wire. Subsequent to December 11, 2002 and through November 10, 2003, Alpine's investment in Superior is accounted for using the equity method of accounting. See Notes 1 and 6 to the consolidated financial statements. As discussed below and subsequent to November 10, 2003 the Company's investment in Superior was eliminated. Accordingly, the discussion of the business and operations of Superior relates only to periods preceding November 11, 2003.

           On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court. On October 22, 2003 the United States Bankruptcy Court for the District of Delaware confirmed the amended joint plan of reorganization and related disclosure statements of Superior, which became effective on November 10, 2003 (the "Plan of Reorganization"). The Plan of Reorganization provided for the cancellation of all equity and debt interests held in Superior by the Company and from and after November 10, 2003, Alpine has no equity or debt interest in Superior. Pursuant to the Plan of Reorganization, upon emergence from bankruptcy, Superior's business operations and assets were succeeded to by Superior Essex Inc., a newly organized Delaware corporation.

                                  EXPORT SALES

           The Company's export sales, including consolidated sales of Superior prior to December 11, 2002, were $0.5 million in 2003, and $77.0 million in 2002.

                                    EMPLOYEES

           As of December 31, 2003, the Company employed approximately 620 employees, substantially all of which are employees of Essex Electric or DNE. Approximately 120 persons employed by the Company at December 31, 2003 are represented by unions. Collective bargaining agreements expire at various times through 2004. The Company considers relations with its employees to be satisfactory.

                              ENVIRONMENTAL MATTERS

           The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Alpine or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Alpine. Expenditures of $0.1 million were made by Alpine for environmental investigation and groundwater monitoring during 2003. No material expenditures relating to Alpine's current businesses for environmental matters were made in 2002 or 2001.

ITEM 2. PROPERTIES

           The following table sets forth the properties utilized by Alpine as of December 31, 2003.

                                                                                        SQUARE            LEASED/
                            OPERATION                LOCATION                          FOOTAGE             OWNED
                            ---------                --------                          --------           --------
Essex Electric
   Manufacturing                              Anaheim, California                       143,000       Leased (expires 2004)
                                              Florence, Alabama                         255,000       Owned
                                              Jonesboro, Indiana                         56,000       Owned
                                              Marion, Indiana                            50,000       Owned

   Regional Distribution Centers              Columbia City, Indiana                    228,000       Leased (expires 2006)
                                              McDonough, Georgia                        228,000       Leased (expires 2009)
                                              Ontario, California                       170,779       Leased (expires 2004)

   Administrative Offices                     Fort Wayne, Indiana                        23,000       Leased (month to month)

 DNE                                          Wallingford, Connecticut                   65,000       Leased (expires 2007)

 Alpine (corporate)                           East Rutherford, New Jersey                 3,800       Leased (month to month)


           During 2003 and 2002, Essex Electric experienced a decline in pricing for its products due to the general economic environment, a decline in the industrial and commercial demand and significant manufacturing over-capacity in the electrical wire industry. Following the Electrical Acquisition, Essex Electric implemented a plan to consolidate and eliminate facilities to more closely align the productive capacity to anticipated market demand. In the first quarter of 2003, Essex Electric sold its Lafayette, Indiana facility and equipment located therein along with the equipment in the Orleans, Indiana facility, all associated with the industrial wire products operations. The purchaser has leased the Orleans, Indiana facility through April 2004. In the third quarter of 2003, the Sikeston, Missouri facility was idled and some equipment was relocated to remaining facilities. The Florence, Alabama facility was expanded in 2003 to accommodate the consolidation activities.

           Alpine believes its facilities are generally suitable and adequate for the business being conducted and to service the requirements of its customers. In 2003 and 2002 the utilization of the facilities was consistent with industry demand and, in the view of management, was satisfactory. Manufacturing facilities operated on 24 hours per day schedules on either a five or seven day per week basis.

ITEM 3. LEGAL PROCEEDINGS

           The Company is engaged in certain litigations and administrative proceedings arising in the ordinary course of business, including those matters described below. While the outcome of these can never be predicted with certainty, the Company does not believe that any of the existing litigations, administrative proceedings or threatened proceedings either individually or in the aggregate, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

           Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed or retained liabilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of these facilities is the result of historic activities and past operations. Each of Alpine and DNE are currently involved in separate environmental investigations at one site each that may result in certain remedial activities being required under the oversight of a state environmental regulatory agency. Off-site liabilities may include clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which the Company may be liable to the United States Environmental Protection Agency, or to state environmental agencies, or others as a Potentially Responsible Party or the equivalent.

           Alpine currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

           Alpine has been named as a defendant in an action commenced during August 2003 and currently pending in the United States District Court for the Southern District of New York. Plaintiff alleges that she and her decedent's (a former employee) estate are entitled to receive a death benefit payment from the Company in the amount of $326,000. Alpine has answered the complaint denying the allegations and asserting that it owes no monies to the plaintiff. Each party to the action has moved the court for judgment as a matter of law.

           In December 2003, a former employee of Essex Electric commenced an action against Alpine, that is now pending in the United States District Court for the Western District of Missouri. Plaintiff alleges discrimination based upon gender and engaging in a course of impermissible retaliatory conduct against the plaintiff in violation of the Missouri Human Rights Act. The plaintiff seeks recovery for lost wages and compensatory and punitive damages. Essex Electric has answered the complaint denying these allegations and asserting several affirmative defenses.

           During October 2003, an employee of Superior Essex Inc., advised Alpine that he believed that he was entitled to termination compensation of $244,500 and retirement benefits of $401,450 from Alpine. Alpine disputes his entitlement to any payments and has filed an action in the Superior Court of New Jersey seeking a declaratory judgment in favor of Alpine that the individual has no rights to termination compensation or retirement benefits from it. The complaint in this action was served on or about January 29, 2004. On February 20, 2004, the action was moved from state court to the United States District Court for the District of New Jersey. No answer has been filed and no discovery has been taken.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

           (a) Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

           Trading in Alpine's common stock, $0.10 par value, was suspended by the New York Stock Exchange (NYSE) on July 10, 2002 and Alpine's common stock was subsequently delisted. Alpine's common stock is currently traded on the OTC Bulletin Board under the symbol ALPG. The following table sets forth the range of high and low daily closing sales prices for the Alpine common stock for the years ended December 31, 2003 and 2002.


                                                                                                                HIGH        LOW
                                                                                                                ----        ---
Year Ended December 31, 2003:
    First Quarter ended March 31, 2003.................................................................        $0.77      $0.48
    Second Quarter ended June 30, 2003.................................................................         0.82       0.52
    Third Quarter ended September 30, 2003.............................................................         1.15       0.76
    Fourth Quarter ended December 31, 2003.............................................................         1.15       0.85
Year Ended December 31, 2002:
    First Quarter ended March 31, 2002.................................................................        $1.70      $1.15
    Second Quarter ended June 30, 2002.................................................................         1.60       1.07
    Third Quarter ended September 30, 2002.............................................................         1.10       0.35
    Fourth Quarter ended December 31, 2002.............................................................         0.75       0.46

           (b)  Holders

           The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY.

           At March 22, 2004, 12,120,761 shares of Alpine common stock were issued and outstanding, and there were approximately 1,365 record holders (exclusive of beneficial owners of shares held in street name or other nominee form) thereof.

           (c)  Dividends

           Alpine has no recent history of paying cash dividends and does not currently intend to declare cash dividends on the Alpine common stock in the foreseeable future. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

ITEM 6. SELECTED FINANCIAL DATA

                            HISTORICAL FINANCIAL DATA

           Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the years in the four-year period ended December 31, 2003, for, and as of the end of, the eight months ended December 31, 1999, and for, and as of the end of, the fiscal year ended April 30, 1999, are derived from the audited consolidated financial statements of Alpine.


                                                                                                   EIGHT MONTHS     FISCAL YEAR
                                                                  YEAR ENDED DECEMBER 31,             ENDED            ENDED
                                                       ------------------------------------------- DECEMBER 31,      APRIL 30,
                                                         2003     2002(4)      2001         2000     1999 (2)        1999 (1)
                                                       -------------------------------------------------------------------------
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales .........................................    $ 330.5   $1,402 4    $1,747.3    $2,049.0       $1,376.9     $1,148.1
Cost of goods sold ................................      300.0    1,232.6     1,471.4     1,708.9        1,122.6        915.5
                                                       -------------------------------------------------------------------------
    Gross profit ..................................       30.5      169.8       275.9       340.1          254.3        232.6
Selling, general and administrative expenses ......       41.1      142.5       158.5       164.7          102.5         93.9
Restructuring and other charges ...................       13.6       36.5        10.7        15.0            4.7          7.3
Loss on asset sale and impairments ................         .6      463.7          --          --             --           --
Amortization of goodwill (5) ......................         --         --        21.2        21.1           13.8          8.4
                                                       -------------------------------------------------------------------------
    Operating income (loss) .......................      (24.8)    (472.9)       85.5       139.3          133.3        123.0
Interest expense ..................................       (3.9)    (105.3)     (119.9)     (138.5)         (85.1)       (60.1)
Gain on Cancellation of Investment in
    Superior (7) ..................................      854.3         --          --          --             --           --
Loss on investments in securities .................         --       (4.1)      (33.8)      (10.5)            --           --
Other income net (6) ..............................       (0.1)       0.4         6.8         6.9            3.1          1.0
                                                       -------------------------------------------------------------------------
    Income (loss) from continuing operations before
       income taxes, distributions on preferred
       securities of subsidiary trust, minority
       interest, equity in earnings of affiliate,
       extraordinary item, and cumulative effect of
       accounting change ..........................      825.5     (581.9)      (61.4)       (2.8)          51.3         63.9
    Benefit (provision) for income taxes (6) ......        8.8       94.7        21.4        (1.1)         (21.1)       (27.6)
                                                       -------------------------------------------------------------------------
Income (loss) from continuing operations before
    distributions on preferred securities of
    subsidiary trust, minority interest, equity in
    earnings of affiliate, extraordinary item and
    cumulative effect of accounting change ........      834.3     (487.2)      (40.0)       (3.9)          30.2        36.3
Distributions on preferred securities of subsidiary
    trust .........................................         --      (15.2)      (15.4)      (15.1)         (10.0)       (1.3)
                                                       -------------------------------------------------------------------------

                                   (Continued)

                                                                                                   EIGHT MONTHS     FISCAL YEAR
                                                                  YEAR ENDED DECEMBER 31,             ENDED            ENDED
                                                       ------------------------------------------- DECEMBER 31,      APRIL 30,
                                                         2003     2002(4)      2001         2000     1999 (2)        1999 (1)
                                                       -------------------------------------------------------------------------
                                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Income (loss) from continuing operations
    before minority interest, equity in
    earnings of affiliate, extraordinary item
    and cumulative effect of accounting change ......      834.3      (502.4)      (55.3)     (19.0)       20.2         35.0
Minority interest in (earnings) losses of
    subsidiaries, net ...............................        0.5         3.5        17.1        6.1       (11.4)       (18.7)
Equity in earnings of affiliate .....................       (0.1)       (0.1)        1.3        1.7         2.2           --
                                                       -------------------------------------------------------------------------
Income (loss) from continuing operations before
    extraordinary item and cumulative effect of
    accounting change ...............................      834.7      (499.1)      (36.9)     (11.2)       11.0         16.3
Income (loss) from discontinued
     operations (3) .................................         --          --         5.9         --        35.4         (2.7)
                                                       -------------------------------------------------------------------------
Income (loss) before extraordinary item and .........     (499.1)      (31.0)      (11.2)      46.4        13.6
    cumulative effect of accounting change ..........      834.7
Extraordinary item ..................................         --        12.6          --         --          --           --
Cumulative effect of accounting change ..............         --      (388.1)         --         --          --           --
Preferred stock dividends ...........................       (0.2)         --          --         --          --           --
Dividend on beneficial conversion feature of Series A
preferred stock rights offering .....................       (2.5)         --          --         --          --           --
                                                       -------------------------------------------------------------------------
Net income (loss) applicable to common stock ........    $ 832.0     $(874.6)    ($ 31.0)   $ (11.2)    $  46.4      $  13.6
                                                       =========================================================================
Income (loss) per share of common stock:
Basic
    Income (loss) from continuing operations ........    $ 60.39     $(33.61)    $ (2.53)   $ (0.77)    $  0.74      $  0.99

    Income (loss) from discontinued operations ......         --          --        0.41         --        2.39        (0.17)
    Extraordinary item ..............................         --        0.85          --         --          --           --
    Cumulative effect of accounting change ..........         --      (26.13)         --         --          --           --

    Net income (loss) per share of common stock .....    $ 60.39     $(58.89)    $ (2.12)   $ (0.77)    $  3.13      $  0.82
                                                       -------------------------------------------------------------------------
Diluted
    Income (loss) from continuing operations ........    $ 51.19     $(33.61)    $ (2.53)   $ (0.77)    $  0.67      $  0.91
    Income (loss) from discontinued operations ......         --          --        0.41         --        2.17        (0.15)
    Extraordinary item ..............................         --        0.85          --         --          --           --
    Cumulative effect of accounting change ..........         --      (26.13)         --         --          --           --
                                                       -------------------------------------------------------------------------
    Net income (loss) per share of common stock .....    $ 51.19     $(58.89)    $ (2.12)   $ (0.77)    $  2.84      $  0.76
                                                       =========================================================================

                                                               (Continued)

                                                                                   EIGHT MONTHS     FISCAL YEAR
                                                   YEAR ENDED DECEMBER 31,             ENDED            ENDED
                                        ------------------------------------------- DECEMBER 31,      APRIL 30,
                                          2003     2002(4)      2001         2000     1999 (2)        1999 (1)
                                        -------------------------------------------------------------------------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (8) ..................  $   28.3  $   40.6    $  113.3     $   40.6    $  170.0      $  247.4
Total assets .........................     107.8     183.1     1,952.2      2,094.4     2,183.6       2,109.0
Total long-term debt (8) .............       3.8       0.9     1,269.0      1,284.4     1,338.9       1,302.4
Mandatorily redeemable preferred stock       5.7        --       136.0        134.9       134.0         133.4
Preferred stock ......................       0.4       0.4         0.4          0.4         0.4           0.4
Total stockholders' equity (deficit) .      15.8    (829.1)       46.1         64.6        95.0          56.4


-----------

(1) The results of operations include, on a prospective basis, the acquisition of 51% of Cables of Zion Ltd. by Superior TeleCom Inc. ("Superior") on May 5, 1998, the acquisition of 81% of Essex International Inc. ("Essex") by Superior on November 27, 1998 and the acquisition of the remaining 19% of Essex by Superior on March 31, 1999.

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

(4) On December 11, 2002, Alpine acquired substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business. Additionally, in connection with the acquisition certain changes were made with respect to Alpine's indirect voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002 Alpine's investment in Superior (which was previously consolidated) is accounted for using the equity method. (See Notes 1 and 5 to Alpine's consolidated financial statements.)

(5) Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets, which resulted in a change in the accounting treatment for goodwill, effectively eliminating any goodwill amortization.

(6) Includes reclassification of the historical gains (losses) on extinguishment of debt (and related tax effects) from extraordinary item to other income (expense). (See Note 1 to Alpine's consolidated financial statements.)

(7) Alpine recognized a gain in 2003 as a result of eliminating its negative investment in Superior upon consummation of the Plan of Reorganization for Superior. (See Note 1 to Alpine's consolidated financial statements.)

(8) Working capital is defined as total current assets less total current liabilities. The Revolving Credit Facility was previously classified as a long-term liability in 2002 but has subsequently been restated as a short-term liability. (See Note 22 to Alpine's consolidated financial statements.) The amounts included in total current liabilities with respect to the Revolving Credit Facility for 2003 and 2002 are $17.2 million and $69.0 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

           Over the past five years, Alpine has held significant equity positions in industrial manufacturing companies. Until November 11, 2003, Alpine owned a 48.9% common equity interest in Superior, one of the largest wire and cable manufacturers in North America. On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 22, 2003, the United States Bankruptcy Court for the District of Delaware confirmed the amended joint plan of reorganization and related disclosure statements of Superior, which became effective November 10, 2003 (the "Plan of Reorganization"). The Plan of Reorganization provided for the cancellation of all equity and debt interests held in Superior by, and provided otherwise for no distribution to, the Company. During this same period, Alpine has also owned significant equity positions in PolyVision Corporation ("PolyVision") and Premier Refractories International Inc. ("Premier"). In November 2001, Alpine sold its equity investment in PolyVision and in August 1999 Alpine sold its equity investment in Premier.

           On December 11, 2002, Alpine, through its wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco"), acquired the following assets and securities from Superior and its subsidiaries: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, comprising Superior's electrical wire business; (2) all of the outstanding shares of capital stock of DNE Systems, a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% of Superior Israel, which is the largest Israeli-based producer of wire and cable products. The acquisition is hereinafter referred to as the "Electrical Acquisition."


           Prior to December 11, 2002, Alpine's financial statements include the consolidated results of Superior and Superior's then majority owned subsidiary Superior Israel. As a result of the vesting of certain Superior restricted stock grants in 2002, Alpine's common equity ownership in Superior declined in 2002 from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with the Electrical Acquisition, certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002, Superior Israel, in which Alpine, as a result of the Electrical Acquisition, now has a 47% indirect equity interest, and Superior are accounted for under the equity method and are no longer consolidated with Alpine.

           Alpine's consolidated net income (loss) has historically reflected its share of Superior's net income (loss), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under accounting principles generally accepted in the United States of America to the carrying value of minority interest in the consolidated balance sheet. As a result of the loss incurred by Superior upon adoption of SFAS 142, effective January 1, 2002, the minority interest was completely eliminated and therefore Alpine's consolidated statement of operations reflects 100% of the net losses incurred by Superior after January 1, 2002 and through December 11, 2002. Due to Superior's net losses, Alpine had a negative investment in Superior of $865.9 million at December 31, 2002. This negative investment was required under accounting principles generally accepted in the United States of America to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine was not obligated to fund any operating losses or deficits of Superior. As discussed above, upon consummation of the Plan of Reorganization of Superior, Alpine's entire investment in Superior was eliminated. Upon consummation of the Plan of Reorganization of Superior, Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 million in the fourth quarter of 2003. This gain was offset by the reversal of $11.6 million of accumulated other comprehensive loss related to Superior, resulting in a net gain of $854.3 million.

           Following the Electrical Acquisition, the Company's principal operations consist of the electrical wire business previously constituting Superior's Electrical Group, the operations of DNE, and the Company's equity method investments in Superior (through November 10, 2003) and Superior Israel. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of the businesses acquired in the Electrical Acquisition for periods subsequent to December 11, 2002. As a result of the deconsolidation of Superior effective December 11, 2002, the Company's consolidated operations no longer include the results of Superior's Communications Group (other than DNE) and OEM Group segments. Segment financial data (including sales and operating income by segment) is included in Note 20 to the accompanying consolidated financial statements.

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 2003 ("2003") COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002 ("2002")

           Consolidated sales for the year ended December 31, 2003 were $330.5 million, a decrease of 76% as compared to sales of $1,402.4 million for the comparable prior year period. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group included in the year ended December 31, 2002 results were $433.6 million and $464.5 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $173.9 million or 34% due primarily to Essex Electric's strategic decision to reduce sales volume through its restructuring activities in response to market softness and resultant competitive pressures.

           Essex Electric sales were $302.1 million for the year ended December 31, 2003, representing a decrease of $163.9 million or 35% (39% on a copper price adjusted basis) as compared to the year ended December 31, 2002. The comparative sales decline was due principally to (i) the Company's decision to reduce volume in response to weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market, (ii) reduced demand in the non-residential building wire market segment, and (iii) the February 2003 sale of the automotive and industrial wire business. Automotive and industrial wire product sales accounted for approximately $8.3 million and $34.0 million of Essex Electric's sales for the year ended December 31, 2003 and 2002, respectively.

           DNE sales were $28.4 million for the year ended December 31, 2003, a decrease of 26% as compared to sales of $38.4 million for the comparable prior year period. The sales decrease during this period was primarily due to a decline in contract manufacturing sales of $9.3 million as a result of DNE's decision to de-emphasize this business.

           Gross profit for 2003 was $30.5 million, a decline of $139.3 million as compared to gross profit for 2002, due to the deconsolidation of Superior. The gross profit margin in 2003 was 9.2% which compares to gross profit margin of 8.2% for 2002 after excluding the Communications Group and OEM Group. The increased margin percentage reflects margin improvements at DNE due to changes in product mix.

           Selling, general and administrative expense ("SG&A expense") for 2003 was $41.1 million, a decrease of 71%, as compared to SG&A expense of $142.5 million for 2002. The comparative decrease for 2003 was due primarily to the effects of the deconsolidation of Superior as well as a decrease of $8.7 million at Essex Electric resulting from implementation of its restructuring plan.

           The 2003 restructuring and other charges incurred was $13.6 million associated with the restructuring of Essex Electric's business model. These restructuring charges consisted of (i) equipment relocation ($2.9 million), (ii) inventory relocation ($1.9 million), (iii) severance ($3.6 million), (iv) facility exit costs ($2.4 million) and (v) other costs associated with restructuring of the business ($2.7 million). This compares to $36.5 million of restructuring and other charges recorded in 2002. Of this amount, Superior recorded $33.3 million related to the closure of four facilities to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The remaining $3.2 million was incurred by Alpine in connection with the restructuring after the Electrical Acquisition.

           The Company incurred an operating loss of $24.8 million for 2003 compared to an operating loss of $472.9 million for 2002. The operating loss in 2002 included restructuring and other charges and asset impairment charges of $500.2 million as compared to $14.1 million of such charges for 2003. The comparative decline in operating loss was due to the decrease in restructuring and other charges offset by the effects of the deconsolidation of Superior's operating income for the Communications Group and the OEM Group which amounted to $57.2 million for the period ended December 31, 2002. Additionally, the operating loss for Essex Electric increased by $3.5 million for 2003 as compared to 2002 as a result of the decreased sales and restructuring costs.

           Interest expense for 2003 was $3.9 million, representing a decrease of $101.4 million from the comparable prior period. The decrease was due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for 2002 was $0.8 million. The increase in 2003 was due to an increase in the Company's indebtedness resulting from borrowings incurred to finance the Electrical Acquisition.

           The Company reported a loss of $0.1 million for 2003 representing its equity in the net loss of its equity-method investee, Superior Israel. The Company's investment in Superior Israel has been reduced to zero and accordingly, Alpine will not record it's equity in any future net losses of Superior Israel unless it has a positive investment in Superior Israel.

           As a result of the net losses incurred by Superior in 2002 and prior years, Alpine had a negative investment in Superior of $865.9 million at December 31, 2002. Under accounting principles generally accepted in the United States of America, this negative investment was required to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine was not obligated to fund any operating losses or deficits of Superior.

Upon consummation of the Plan of Reorganization of Superior, Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 million in the fourth quarter of 2003. This gain was offset by the reversal of $11.6 million of accumulated other comprehensive loss related to Superior, resulting in a net gain of $854.3 million.

RESULTS OF OPERATIONS--TWELVE MONTHS ENDED DECEMBER 31, 2002 ("2002") AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2001 ("2001")

           Consolidated sales for the year ended December 31, 2002 were $1.40 billion, a decrease of 20% as compared to consolidated sales of $1.75 billion for the year ended December 31, 2001. Adjusted for a constant cost of copper, the sales decline in 2002 as compared to 2001 approximated 18%. The comparative reduction in sales for 2002 was due primarily to comparative declines of 38% in Superior's Communications Group sales (36% copper price adjusted basis) due principally to severe budgetary constraints and resulting spending reductions by Superior's telephone company customers along with a smaller comparative decline in Superior's OEM Group sales of 13% (12% copper price adjusted sales decline) due to general weakness in the industrial sector. The comparative 2002 sales decline attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $76.4 million.

           Superior's Communications Group sales for 2002 were $433.6 million, a decrease of 36% on a copper-adjusted basis from 2001. The sales decline in 2002 as compared to the prior year was due primarily to a 29% reduction in comparative sales of copper outside plant ("OSP") cables (Superior's largest product segment), which are used principally by telephone companies in the local loop segment of the telephony network. OSP cable product sales were lower due to significantly reduced spending levels by all of Superior's major telephone company customers following budgetary constraints imposed during the second half of 2001 and continuing in 2002. The comparative 2002 sales decline attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $46.0 million.

           Superior's OEM Group sales were $464.5 million for 2002, a copper price adjusted decline of 12% as compared to the prior year. The sales decline in 2002 as compared to 2001 reflected the reduced demand for magnet wire from Superior's major OEM customers due principally to the comparative decline on a year-over-year basis in the general economy, and particularly in the industrial sector. The comparative 2002 sales decline attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $30.4 million.

           Electrical Group sales were $465.9 million for 2002, representing a decrease of 4% on a copper-adjusted basis as compared to 2001. The comparative sales decline was due principally to continuing weak industry-wide pricing conditions caused by severe industry overcapacity and competitive pressures in the building wire market.

           DNE sales were $38.4 million for 2002, an increase of 24% as compared to 2001 sales of $31.0. The increase in sales was primarily attributable to shipments in 2002 under a major new contract with the Department of Defense and nonrecurring revenues from two new electronics manufacturing services customers. Gross margin percentage, however, declined in 2002 due to the higher rate of sales growth in low margin electronics manufacturing services business as compared to communications and avionics products.

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

           SG&A expense for 2002 was $142.5 million, a decrease of 10%, as compared to SG&A expense of $158.5 million for 2001. The decline was due to cost reductions in all of the Company's business units in response to reduced sales and commercial activity, partially offset by higher insurance costs and higher professional fees associated with Superior's financial restructuring activities. The decline in SG&A expense attributable to the deconsolidation of Superior effective December 11, 2002 amounted to $7.1 million.

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

           As discussed in Note 14 to the consolidated financial statements, Superior incurred a non-cash loss on asset sale and impairment charge of $177.9 million associated with the Electrical Acquisition. This charge related principally to Superior's Electrical Group wire business. Alpine recorded a corresponding pre-tax charge of $139.0 million reflecting Superior's impairment charge and the loss recognized by Superior on consummation of the Electrical Acquisition attributable to the non-controlling interest in Superior. As discussed below, the Company also incurred a goodwill impairment charge in the fourth quarter of 2002 of $324.7 million.

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

           Interest expense for 2002 was $105.3 million, representing a decrease of $14.6 million from 2001. The decrease in interest expense in 2002 was primarily the result of lower comparative LIBOR market interest rates and lower debt levels at Alpine corporate (see "Liquidity and Capital Resources"), partially offset by increased interest spreads over LIBOR on Superior's Senior Subordinated Notes, which interest was paid in the form of Paid In Kind Notes rather than cash in 2002.

           The Company incurred losses on investments in securities of $33.8 million in 2001 which includes realized losses on the sale of ordinary shares of Cookson Group, plc ("Cookson") as well as the recognition in 2001 of unrealized losses on Cookson shares held for investment at December 31, 2001 to recognize declines in fair values of such investments determined to be other than temporary. The Cookson shares were received in connection with the sale in 1999 of Alpine's common equity ownership position in Premier. The Company incurred additional impairment losses of $4.1 million on the Cookson shares for the year ended December 31, 2002.

           The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $754 million in goodwill was included as an asset in Alpine's consolidated balance sheet, substantially all of which related to recorded goodwill of Superior. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment. The transitional rules for implementing SFAS No. 142 provide that any goodwill impairment resulting from initial application of this new rule be reflected through a charge to income as a cumulative effect of an accounting change, as of January 1, 2002. The impact of economic conditions and industry specific conditions affecting Superior's business segments resulted in substantially reduced fair values and thus initial implementation of SFAS No. 142 gave rise to a non-cash goodwill impairment charge of $388 million which was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change. The charge was comprised of $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment net of $39 million allocated to the minority interest in Superior and a further $3 million relating to additional goodwill associated with Alpine's investment in Superior. As required by SFAS No. 142, the Company performed another annual review for impairment of goodwill in the fourth quarter of 2002. As a result of continued depressed economic conditions, specific industry conditions in the telecommunications industry and continued declines in Superior's operating income and results of operations, Superior recognized an additional goodwill impairment loss in the fourth quarter of 2002 of $324.7 million to write-off the remaining goodwill in its OEM and Communications reporting units since the carrying amount of the reporting units was greater than the fair value of the reporting units (as determined using the expected present value of future cash flows) and the carrying amount of the goodwill of the reporting units exceeded the implied fair value of that goodwill. Superior's entire impairment charge was recognized (without allocating any of the loss proportionately to minority interest) in Alpine's consolidated statement of operations.

           During 2002 Alpine redeemed $10.1 million aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million resulting in other income, net of tax, of $1.4 million. Additionally, Alpine recognized an extraordinary gain of $12.6 million representing unallocated negative goodwill from the Electrical Acquisition. The Company recorded a charge in other income (expense) for early extinguishment of debt of $1.4 million in 2001 representing previously capitalized deferred financing fees written off in connection with the refinancing of Superior's $200.0 million senior subordinated notes, which refinancing under generally accepted accounting principles was treated as an extinguishment of debt.

           As further discussed in Notes 1 and 14 to the consolidated financial statements during 2002, Alpine incurred a $388 million non-cash charge related principally to Superior's impairment of goodwill recorded in connection with the adoption of SFAS No. 142, a further non-cash impairment charge of $324.7 million related to Superior's annual assessment of goodwill impairment and a $90.4 million (after tax) charge for loss on asset sale and impairments. Including the impact of the aforementioned impairment charges, Alpine reported a net loss for 2002 of $874.6 million or $58.89 per diluted share. For the year ended December 31, 2001, the Company incurred a net loss of $31.0 million or $2.13 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

ALPINE HOLDCO

           As previously discussed, in December 2002, in accordance with the terms of a definitive purchase agreement, dated October 31, 2002, as amended on December 11, 2002, Alpine, through its newly formed, wholly-owned subsidiary, Alpine Holdco, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric, a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., and (3) and approximately 47% of Superior Israel for a total purchase price of approximately $85 million in cash and the issuance of a warrant to Superior to purchase 199 shares of common stock of Essex Electric.

           The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Revolving Credit Facility"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and DNE Technologies as borrowers and DNE Systems as credit party (such parties sometimes collectively are called the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition, approximately $78 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility was last amended on December 8, 2003.

           The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at December 31, 2003 and 2002 was 4.46% and 5.02%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE Systems in connection with its U.S. government contracts. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At December 31, 2003 and 2002, outstanding borrowings under the Revolving Credit Facility were $17.2 million and $69.0 million, respectively. At December 31, 2003 the Companies had $18.3 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

           The Company estimates that Alpine Holdco capital expenditures for 2004 will approximate between $6 to $8 million. Alpine Holdco has implemented restructuring initiatives to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in costs of approximately $6 million during 2004. Incurrence of these costs is permissible under the terms of the amended Revolving Credit Facility. Based upon the amended terms of the Revolving Credit Facility and the projected performance of the Companies, Alpine believes that the Companies will be in compliance with the financial covenants provided for thereunder. However, in the event of any non compliance under the Revolving Credit Facility, Alpine believes that it would be able to obtain the necessary waivers from its lenders. Furthermore, if necessary, Alpine believes it could obtain refinancing on terms and conditions generally consistent or in the aggregate, similar to those contained in the Revolving Credit Facility. However, there can be no assurance that Alpine can obtain such waivers or that alternate financing would be available. Additionally, Alpine believes that existing cash and cash equivalents, cash provided by operations and anticipated working capital reductions together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies through 2004.

ALPINE CORPORATE

           On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. As such, there are no principal payments due in 2004. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants.

           The 12.25% Senior Secured Notes were due in 2003. The Senior Notes were issued at a price of 91.74% and the discount was accreted through maturity utilizing the effective interest method. On July 15, 2003, the entire remaining principal amount of the 12.25% Senior Secured Notes, together with all accrued and unpaid interest was repaid.

           Alpine's total debt at December 31, 2003, exclusive of borrowings under the Revolving Credit Facility (which are non-recourse to Alpine), amounted to $3.9 million.

           On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock beginning on November 11, 2003. However, the officers and directors have agreed not to exercise the convertible option until advised by the Company that it has a sufficient number of authorized but unissued shares of common stock to permit such conversion. Since the market price of the common stock on the commitment date (June 23, 2003) was $0.76 per share and the conversion price is $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the Mandatory redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The conversion feature will be recorded as a dividend at the time there are a sufficient number of authorized but unissued shares of common stock to permit such conversion. The Company may cause conversion of the Series A Preferred Stock into common stock if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

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

           On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Company's common stock. Holders of the Company's common stock were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above; however the Series A

Preferred Stock purchased through the rights offering are currently convertible. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded. Since the market price of the common stock on the date of issuance (November 10, 2003) was $0.92 per share and the conversion price is $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend since the shares were immediately convertible, offset with a credit to Capital in excess of par.

           As of December 31, 2003 Alpine has unrestricted cash, cash equivalents and marketable securities of approximately $7 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which (effective January 1, 2004) was increased from $1.0 million to $1.8 million, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

           Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $10 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

           Superior Israel's operations are funded and financed separately, with recourse to Superior Israel but otherwise on a non-recourse basis to Alpine.

CONTRACTUAL OBLIGATIONS

           Alpine has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Operating leases are long-term obligations relating primarily to our leased facilities. The Revolving Credit Facility is classified as short-term in the balance sheet (See Note 8 to the consolidated financial statements) but included in this table based on the maturity date. As of December 31, 2003, the Company's contractual obligations were as follows (in thousands):

                                                                        2005-      2008-    2010 AND
                                                               2004      2007       2009      AFTER      TOTAL
                                                            ----------------------------------------------------
Revolving Credit Facility (a) ............................  $    --    $    --    $17,189    $    --    $17,189
6% Junior Subordinated Notes (b) .........................       --      1,086      2,172      1,087      4,345
Other Debt ...............................................      137        444        274         --        855
Series A Preferred Stock (c) .............................       --         --         --      6,906      6,906
Operating leases .........................................    2,872      5,851      2,078      3,522     14,323
Purchase obligations (d) .................................    5,265         --         --         --      5,265
                                                            ----------------------------------------------------
   Total .................................................  $ 8,274    $ 7,381    $21,713    $11,515    $48,883
                                                            ====================================================


(a) The stated maturity of the Revolving Credit Facility is December 11, 2007. The total maximum commitment is for $70 million. The interest rates on this facility are variable based upon LIBOR or Prime Rates plus certain fixed margins. The average rate, including margin, as of December 31, 2003 was 4.46%. See Note 8 to the consolidated financial statements for a description of the classification of the Revolving Credit Facility as an obligation due in less than one year as required under accounting principles generally accepted in the United States of America.

(b) The 6% Junior Subordinated Notes are presented on a gross basis (before discount). The $3,059 included in the long term debt in the December 31, 2003 balance sheet and in Note 7 of the consolidated financial statements is net of a $1,286 unamortized discount, which represents the difference between the exchange offer rate of $1.25 per share and the $.85 per share closing price of Alpine's common stock upon consummation of the exchange offer on August 4, 2003.

     The discount is being amortized through the date of maturity of the notes, including $105 for the year ended December 31, 2003. These notes are payable in semi-annual installments of $0.5 million beginning June 2007.

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

(d) The purchase obligations represent commitments entered into prior to December 31, 2003 for goods and services to be delivered or incurred in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

           The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

            Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $10 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was not issued prior to or has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

The Company is not a party to any other guarantees. (See Note 1 to the consolidated financial statements for further discussion).

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

DERIVATIVE FINANCIAL INSTRUMENTS

           The market prices of copper, the Company's most significant raw material, experience marked fluctuations, thereby subjecting the Company to commodity price risk. The Company, to a limited extent, uses or has used forward fixed price contracts to manage such commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties; however, the Company does not anticipate such nonperformance.

CRITICAL ACCOUNTING POLICIES

           The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported consolidated amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the consolidated financial statements are detailed in Note 1 to the consolidated financial statements. Management believes that the application of policies regarding the establishment of allowances for accounts receivable and inventories, long-lived assets valuation allowances for deferred tax assets and certain accrued expenses involve significant levels of judgments, estimates and complexity.

           Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. The Company monitors these factors and revises the provisions when necessary.

           The Company's allowances for surplus and obsolete inventory are based on estimates of future sales and production. Changes in demand and product design can have an impact on these estimates. The Company periodically evaluates and updates assumptions when assessing the adequacy of inventory allowances.

           The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Assumptions and estimates with respect to estimated future cash flows used in the evaluation of long-lived asset are subject to a high degree of judgment and complexity.

           The Company has undergone several restructuring activities during the past few years. Since January 1, 2003, costs associated with the restructuring are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Cost Associated with Exit or Disposal Activities", whereby costs associated with an exit or disposal activity are recognized when the liability is incurred. The costs associated with such activities, to the extent that they are of a non-recurring nature due to the restructuring activity, are recorded in a separate line in the income statement labeled "Restructuring and other charges". This line is included in operating income.

           Valuation allowances for deferred tax assets are established when it is estimated it is more likely than not that the tax assets will not be realized. These estimates are based on projections of future income in certain tax jurisdictions. Changes in industry conditions and the competitive environment may have an impact on the accuracy of the Company's projections.

           The Company is involved in various legal proceedings and contingencies. Liabilities for these matters are recorded in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS 5 requires a liability to be recorded based on management's estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from such estimates. If a contingency is settled for an amount greater than the Company's estimate, a future charge to income would result. Likewise if a contingency is settled for an amount that is less than they Company's estimate, a future credit to income would result.

           Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the consolidated financial statements. Adjustments to these estimates would have an impact on the Company's financial position and future results of operations.

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

           The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2003. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145, the Company reclassified to other income (expense) a $2.2 million gain and a $2.3 million loss on the early extinguishment of debt previously recognized as extraordinary items in the Company's consolidated statement of operations for the years ended December 31, 2002 and 2001, respectively.

           The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the year ended December 31, 2003 have been accounted for in accordance with SFAS No. 146.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have a significant effect on the consolidated financial statements of the Company.

           The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Implementation of Interpretation No. 45 did not have a material effect on the Company's financial statements. Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $10 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guaranty was not issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

           In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. Our Company determined that we do no have any arrangements or relationships with special-purpose entities. Application of FIN No. 46 for all other types of variable interest entities is required for our company effective March 31, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's exposure to market risk primarily relates to interest rates payable in respect of indebtedness outstanding from time to time under the Revolving Credit Facility (see preceding table on Contractual Obligations) and copper futures used to minimize the price risk associated with copper prices (see Derivative Financial Instruments). A potential change in annual interest expense resulting from a hypothetical one percent change in interest rates would have had an impact on our results in 2003 of approximately $0.3 million. The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. These contracts were liquidated throughout the year in step with the decreases in inventory. In December 2003, the Company purchased approximately $13 million of copper inventory for use in the production process in the first quarter of 2004. In connection with these purchases, the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were marked to market at December 31, 2003, resulting in a change to earnings of $0.6 million. These contracts were subsequently liquidated in the first quarter of 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Alpine's consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and the reports of the independent public accountants thereon and financial statement schedules required under Regulation S-X are submitted herein as a separate section following Item 15 of this report.

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

           On May 31, 2002, the Company, based on the recommendation of the Audit Committee of the Company's Board of Directors, appointed Deloitte & Touche LLP to serve as the Company's independent public accountants for the year ended December 31, 2002.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

           As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

           Except for the historical information herein, the matters discussed in this annual report on form 10-K include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short term interest rates and other risk factors detailed in the Company's most recent filings with the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

           (b) Exhibits


 EXHIBIT
 NUMBER     DESCRIPTION
 ------     -----------
  2(a)      Purchase Agreement, dated October 31, 2002, by and among Superior
            TeleCom Inc., Superior Telecommunications Inc., Essex International
            Inc., Essex Group, Inc., The Alpine Group, Inc. and Alpine Holdco
            Inc. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended
            September 30, 2002).
  3(a)      Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 10-K")).
  3(b)      Amendment to the Certificate of Incorporation of Alpine
            (incorporated herein by reference to Exhibit 3(aa) of Post-Effective
            Amendment No. 1 to the Registration Statement on Form S-3
            (Registration No. 33-53434) of Alpine, as filed with the Commission on May 12, 1993).
  3(c)      Certificate of the Powers, Designations, Preferences and Rights of
            the 9% Cumulative Convertible Preferred Stock of Alpine
            (incorporated herein by reference to Exhibit 1 to the Quarterly
            Report on Form 10-Q of Alpine for the quarter ended January 31,
            1989).
  3(d)      Certificate of the Powers, Designations, Preferences and Rights of
            the 9% Cumulative Convertible Senior Preferred Stock of Alpine
            (incorporated herein by reference to Exhibit(c)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1992
            ("1992 10-K")).
  3(e)      Certificate of the Powers, Designations, Preferences and Rights of
            the 8.5% Cumulative Convertible Senior Preferred Stock of Alpine
            (incorporated herein by reference to Exhibit 3(e)to the Annual
            Report on Form 10-K of Alpine for the fiscal year ended April 30,
            1994).
  3(f)      Certificate of the Powers, Designations, Preferences and Rights of
            the 8% Cumulative Convertible Senior Preferred Stock of the Company
            (incorporated herein by reference to Exhibit 3(f)to the 1995 10-K).
  3(g)      By-laws of Alpine (incorporated herein by reference to Exhibit
            3(g)to the 1995 10-K).
  3(h)      Certificate of the Powers, Designations, Preferences and Rights of
            the Series A Cumulative Convertible Preferred Stock of Alpine
            (incorporated herein by reference to Exhibit 3.1 to the Quarterly
            Report on Form 10Q of Alpine for the quarter ended June 30, 2003
            (the "June 30, 2003 10-Q'))
  4(a)      Rights Agreement, dated as of February 17, 1999, between Alpine and
            American Stock Transfer & Trust Company, as Rights Agent
            (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of Alpine, as filed with the Commission on February 18, 1999).
  4(b)      Amendment No. 1, dated March 10, 2003, to the Rights Agreement, dated as of February 17, 1999, between The Alpine Group, Inc. and
            American Stock Transfer & Trust Company, as rights agent
            (incorporated herein by reference to Exhibit 4.1 to the Current
            Report on Form 8-K of Alpine filed on March 11, 2003).
  4(c)      Indenture dated as of August 4, 2003 between Alpine and American
            Stock Transfer & Trust Company, as Trustee, relating to Alpine 6% junior subordinated notes (incorporated herein by reference to Exhibit 4.1 to the June 30, 2003 10-Q).
  10(a)     Amended and Restated 1984 Restricted Stock Plan of Alpine
            (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No. 33-9978)of
            Alpine, as filed with the Commission on October 5, 1993 (the "S-4
            Registration Statement")).
  10(b)     Amended and Restated 1987 Long-Term Equity Incentive Plan of Alpine
            (incorporated herein by reference to Exhibit 10.4 to the S-4
            Registration Statement).
  10(c)     Employee Stock Purchase Plan of Alpine (incorporated herein by reference to Exhibit B to the proxy statement of Alpine dated August
            22, 1997).
  10(d)     1997 Stock Option Plan (incorporated herein by reference to Exhibit
            10(tt)to the 1997 10-K).
  10(e)     Stock Compensation Plan for Non-Employee Directors of Alpine
            (incorporated herein by reference to Exhibit 10.1 to the Quarterly
            Report on Form 10-Q of Alpine for the quarter ended January 30,
            1999).

  10(f) Lease Agreement by and between ALP(TX)QRS 11-28, Inc., and Superior TeleTec Transmission Products, Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i)to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31,
            1994).
  10(g) First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX)QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o)to the 1995 10-K).
  10(h) Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the 1995 10-K).
  10(i) Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933)of Superior TeleCom, as filed with the Commission on August 9, 1996, as amended (the "TeleCom S-1")).
  10(j) First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom and ALP (TX)QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the TeleCom S-1).
  10(k) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(q) Annual Report on Form 10-K of Alpine for the year ended April 30, 1996 (the "1996 10-K").
  10(l) Second Amendment, dated May 14, 2003, to the Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation, as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc., Essex Electric Inc. as borrowers, and DNE Systems, Inc. as a credit party (incorporated herein by reference to the Quarterly Report on Form 10-Q of Alpine for the quarter ended March 31, 2003).
  10(m) Third Amendment, dated May 31, 2003, to the Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation, as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc., Essex Electric Inc. as borrowers, and DNE Systems, Inc. as a credit party (incorporated herein by reference to the June 30, 2003 10-Q).
  10(n) Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to
            Exhibit 10(ll)to the 1999 10-K).
  10(o) Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to
            Exhibit 10(mm)to the 1999 10-K).
  10(p) Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(nn)to the 1999 10-K).
  10(q) Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the "Superior 1999 10-K").
  10(r) Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX)QRS 11-28, Inc., Superior TeleCom and Alpine (incorporated herein by reference to Exhibit 10(y)to the Superior 1999 10-K).
  10(s) The Alpine Group, Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K").
  10(t) Amendment Number One to The Alpine Group, Inc. Senior Executive Retirement Plan (Amended and Restated as of January 1, 2001) (incorporated herein by reference to Exhibit 10(ggg) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2001 (the "2001 10-K")).
  10(u) Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 2001 ("the Superior 2001 10-K")).
  10(v) Loan and Security Agreement, dated as of December 11, 2002, by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation (Southern), as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as a credit party (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpine filed on December 26, 2002).
  10(w) Amendment, dated January 3, 2003, to the Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(ll) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2002 (the "2002 10-K")).
  10(x) Amended and Restated Employment Agreement, dated as of December 11, 2002, between Essex Electric Inc. and Harold M. Karp (incorporated herein by reference to Exhibit 10(mm) to the 2002 10-K).

  10(y)     Management agreement dated December 11, 2002, between Alpine and
            Alpine Holdco Inc. (incorporated by reference to Exhibit 10(nn) to the 2002 10-K).
  10(z)     Consent, Amendment and Waiver to Lease Agreement, dated as of
            December 11, 2002, between ST (TX) LP and Superior
            Telecommunications Inc. (incorporated herein by reference to Exhibit
            10(oo) to the 2002 10-K).
  10(aa)*   Warrant dated December 11, 2002 from Essex Electric Inc. ("Essex")
            issued to Superior Telecom Inc. ("Superior")
  10(bb)*   Securityholders Agreement dated as of December 11, 2002 by and among
            Essex, Alpine Holdco ("Holdco") and Superior.
  10(cc)*   Amendment No. 1 to Securityholders Agreement dated September 23,
            2002 by and among Essex, Holdco and Superior.
  10(dd)*   Employment Arrangement between The Alpine Group, Inc. and K.
            Mitchell Posner, dated March 24, 2003.
  10(ee)*   Employment Agreement between the Essex Electric Inc. and David A.
            Owen dated May 13, 2003.
  10(ff)*   Fourth Amendment, dated December 8, 2003, to Loan and Security
            Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns),
            Wells Fargo Foothill, Inc., as agent and Congress Financial
            Corporation, as documentation agent, Alpine Holdco Inc., DNE
            Manufacturing and Services Company, DNE Technologies, Inc. and Essex
            Electric Inc., as borrowers, and DNE Systems, Inc., as credit party.
  21*       List of Subsidiaries
  23(a)*    Consent of Deloitte & Touche LLP
  23(b)*    Notice regarding consent of Arthur Andersen LLP
  31.1*     Certification of the Company's Chief Executive Officer pursuant to
            18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2*     Certification of the Company's Chief Financial Officer pursuant to
            18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32*       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002



* Filed herewith.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Dated:  March 29, 2004
                                          THE ALPINE GROUP, INC.

                                          By: /s/  STEVEN S. ELBAUM
                                              ---------------------------------
                                              Steven S. Elbaum
                                              Chairman of the Board and
                                              Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Name                                           Title                                          Date
                    ----                                           -----                                          ----
           /s/ STEVEN S. ELBAUM                    Chairman of the Board and Chief
--------------------------------------------       Executive Officer (principal executive officer)           March 29, 2004
                 Steven S. Elbaum


           /s/ David A. Owen                       Chief Financial Officer (principal financial and
--------------------------------------------       and accounting officer)                                   March 29, 2004
                 David A. Owen


           /s/ KENNETH G. BYERS, JR.               Director                                                  March 29, 2004
--------------------------------------------
                 Kenneth G. Byers, Jr.


           /s/ RANDOLPH HARRISON                   Director                                                  March 29, 2004
--------------------------------------------
                 Randolph Harrison


           /s/ JOHN C. JANSING                     Director                                                  March 29, 2004
--------------------------------------------
                 John C. Jansing


           /s/ JAMES R. KANELY                     Director                                                  March 29, 2004
--------------------------------------------
                 James R. Kanely


           /s/ BRAGI F. SCHUT                      Director                                                  March 29, 2004
--------------------------------------------
                 Bragi F. Schut

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                                PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Reports of independent public accountants.................................................................................      F-2
Consolidated balance sheets at December 31, 2003 and 2002 (as Restated)...................................................      F-5
Consolidated statements of operations for each of the years in the three-year period ended December 31, 2003..............      F-6
Consolidated statements of stockholders' equity (deficit)  for each of the years in the three-year period ended December        F-8
   31, 2003...............................................................................................................
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003..............     F-10
Notes to consolidated financial statements................................................................................     F-12
SCHEDULES:
Schedule I--Condensed financial information of registrant (Parent Company).................................................    F-47
Schedule II--Valuation and qualifying accounts.............................................................................    F-51

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and stockholders of The Alpine Group, Inc.
Ft. Wayne, Indiana

We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 consolidated financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedules as of December 31, 2001 and for the year then ended, before the revisions to Notes 1, 6 and 20 of the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedules, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein, in their report dated April 2, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements: (1) the Company changed its method of accounting for goodwill and other intangible assets in 2002 to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"; (2) the Company reclassified a 2002 gain and a 2001 loss on early extinguishment of debt, previously recorded as extraordinary items, to other income (expense) to conform to Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"; and (3) the Company changed its method of accounting for costs associated with exit or disposal activities in 2003 to conform to Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

As discussed in Note 22 to the consolidated financial statements, the accompanying 2002 consolidated balance sheet has been restated.

As discussed above, the consolidated financial statements of The Alpine Group, Inc. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. These consolidated financial statements have been revised as follows:

1. Note 1 includes the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets that are no longer being amortized to the Company's underlying analysis obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and related loss-per-share amounts.

2. Note 6 includes summarized financial information for Superior TeleCom Inc. as of and for the year ended December 31, 2001. Our audit procedures with respect to these disclosures for 2001 included (a) agreeing the information presented to the 2001 financial statements of Superior TeleCom Inc. contained in its 2001 annual report on Form 10-K filed with the Securities and Exchange Commission, and (b) testing the mathematical accuracy of the summarization of such financial information.

3. As described in Note 20, segment information for 2001 has been restated to present the components of the Company's reportable segments resulting from a change in organizational structure as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our audit procedures with respect to these disclosures for 2001 included agreeing the restated information and the additional information regarding customers of DNS systems Inc. to the Company's underlying records obtained from management.

4. As described in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Revision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of the adoption, the Company reclassified a 2001 loss on early extinguishment of debt, previously recorded as an extraordinary item, to other income (expense). Our audit procedures with respect to this reclassification for 2001 included (a) comparing the amount of the reclassified loss and related income tax effect to corresponding amounts included in the 2001 consolidated statement of operations included in the 2001 annual report on Form 10-K, and (b) testing the mathematical accuracy of the 2001 reclassification and the 2001 consolidated statement of operations.

In our opinion, the above disclosures for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 26, 2004

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

/s/Arthur Andersen LLP
Atlanta, Georgia
April 2, 2002

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31, DECEMBER 31,
                                                                                                2003         2002
                                                                                             -------------------------
                                                                                                       (AS RESTATED
                                                                                                        SEE NOTE 22)
                                     ASSETS
Current assets:
   Cash and cash equivalents .............................................................   $     465    $   8,139
   Marketable securities, at fair value ..................................................       6,761           --
   Accounts receivable (less allowance for doubtful accounts of $308 and $413 at
          December 31, 2003 and 2002, respectively) ......................................      34,560       62,864
   Inventories, net (Note 2) .............................................................      42,287       81,198
   Other current assets ..................................................................       3,761       10,443

                                                                                             ---------    ---------
        Total current assets .............................................................      87,834      162,644
Property, plant and equipment, net (Note 3) ..............................................      17,007       15,384
Long-term investments and other assets (Note 6) ..........................................       2,947        5,093

                                                                                             ---------    ---------
        Total assets .....................................................................   $ 107,788    $ 183,121


                                                                                             =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Revolving credit facility (Notes 8 and 22) ............................................   $  17,189    $  68,971
   Current portion of long-term debt (Note 9) ............................................         137        2,151
   Accounts payable ......................................................................      21,853       16,588
   Accrued expenses (Note 7) .............................................................      12,752       18,850
   Deferred income taxes .................................................................       7,644       15,454

                                                                                             ---------    ---------
        Total current liabilities ........................................................      59,575      122,014

Long-term debt, less current portion (Note 9) ............................................       3,777          915
Deferred income taxes ....................................................................      17,595       20,533
Other long-term liabilities ..............................................................       1,633        1,887
Accumulated losses in excess of net investment in Superior (Note 6) ......................          --      865,887
Warrant (Note 5) .........................................................................       1,000        1,000
Minority interest in subsidiary ..........................................................       2,686           --
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued
    and 18,174 outstanding at December 31, 2003) (Note 18) ...............................       5,664           --

Commitments and contingencies (Notes 9 and 16) Stockholders' equity (deficit):
   9% cumulative convertible preferred stock at liquidation value ........................         427          427
   Common stock, $.10 par value; (25,000,000 authorized; 22,146,884  and 22,084,694 shares
           issued at December 31, 2003 and 2002, respectively) ...........................       2,214        2,208
   Capital in excess of par value ........................................................     165,706      165,195
   Accumulated other comprehensive income (loss) .........................................          57      (11,597)
   Accumulated deficit ...................................................................     (58,201)    (890,221)

   Treasury stock, at cost (11,109,872 and 7,963,203 shares at December 31, 2003
          and 2002, respectively) ........................................................     (93,861)     (94,574)
   Receivable from stockholders ..........................................................        (484)        (553)

                                                                                             ---------    ---------
      Total stockholders' equity (deficit) ...............................................      15,858     (829,115)

                                                                                             ---------    ---------
        Total liabilities and stockholders' equity (deficit) .............................   $ 107,788    $ 183,121
                                                                                             =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        2003           2002           2001
                                                                                    -----------    -----------    -----------

Net sales .......................................................................   $   330,484    $ 1,402,420    $ 1,747,302
Cost of goods sold ..............................................................       300,026      1,232,619      1,471,409

                                                                                    -----------    -----------    -----------
   Gross profit .................................................................        30,458        169,801        275,893
Selling, general and administrative expenses ....................................        41,070        142,477        158,461
Restructuring and other charges .................................................        13,552         36,485         10,749
Loss on asset sale and impairments (Notes 1 and 14) .............................           592        463,716             --
Amortization of goodwill ........................................................            --             --         21,163

                                                                                    -----------    -----------    -----------
   Operating income (loss) ......................................................       (24,756)      (472,877)        85,520
Interest expense (Note 1) .......................................................        (3,906)      (105,319)      (119,902)
Gain on cancellation of equity investment in Superior (Note 1) ..................       854,262             --             --
Loss on investments in securities ...............................................            --         (4,085)       (33,818)
Gain on sale of PolyVision equity investment ....................................            --             --          8,353
Other income (expense), net (Note 1) ............................................           (76)           428         (1,574)

                                                                                    -----------    -----------    -----------
   Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary item and cumulative effect of
      accounting change .........................................................       825,524       (581,853)       (61,421)
Benefit for income taxes ........................................................         8,812         94,681         21,438

                                                                                    -----------    -----------    -----------
   Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of
      affiliate, extraordinary item and cumulative effect of accounting change ..       834,336       (487,172)       (39,983)
Distributions on preferred securities of subsidiary trust .......................            --        (15,223)       (15,362)

                                                                                    -----------    -----------    -----------
   Income (loss) from continuing operations before minority interest, equity in earnings of affiliate, extraordinary item and cumulative effect of
      accounting change .........................................................       834,336       (502,395)       (55,345)
Minority interest in losses of subsidiary .......................................           526          3,462         17,126
Equity in net (loss) earnings of affiliate ......................................           (86)          (136)         1,300

                                                                                    -----------    -----------    -----------
   Income (loss) from continuing operations before extraordinary item and
      cumulative effect of accounting change ....................................       834,776       (499,069)       (36,919)
Income from discontinued operations .............................................            --             --          5,935

                                                                                    -----------    -----------    -----------
   Income (loss) before extraordinary item and cumulative effect of accounting
      change ....................................................................       834,776       (499,069)       (30,984)


                                   (continued)

The accompanying notes are an integral part of these consolidated financial statements

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                     2003         2002           2001
                                                                                 -----------  -----------    -----------

Extraordinary gain from unallocated negative goodwill ........................            --       12,554             --
Cumulative effect of accounting change for goodwill impairment net of minority
   interest ..................................................................            --     (388,086)            --
                                                                                 -----------  -----------    -----------
   Net income (loss) .........................................................       834,776     (874,601)       (30,984)
Preferred stock dividends ....................................................          (206)         (38)           (38)
Preferred stock dividends beneficial conversion feature ......................        (2,550)          --             --

                                                                                 -----------  -----------    -----------
Net income (loss) applicable to common stock .................................   $   832,020  $  (874,639)   $   (31,022)
                                                                                 ===========  ===========    ===========

Net income (loss) per share of common stock:
   Basic:
      Income (loss) from continuing operations ...............................   $     60.39  $    (33.61)   $     (2.53)
      Income from discontinued operations ....................................            --           --           0.41
      Extraordinary items ....................................................            --         0.85             --
      Cumulative effect of accounting change .................................            --       (26.13)            --

                                                                                 -----------  -----------    -----------
      Net income (loss) per basic share of common stock ......................   $     60.39  $    (58.89)   $     (2.12)
                                                                                 ===========  ===========    ===========

   Diluted:
      Income (loss) from continuing operations ...............................   $     51.19  $    (33.61)   $     (2.53)
      Income from discontinued operations ....................................            --           --           0.41
      Extraordinary items ....................................................            --         0.85             --
      Cumulative effect of accounting change .................................            --       (26.13)            --

                                                                                 -----------  -----------    -----------
      Net income (loss) per diluted share of common stock ....................   $     51.19  $    (58.89)   $     (2.12)
                                                                                 ===========  ===========    ===========

Weighted average shares outstanding:
   Basic .....................................................................        13,778       14,851         14,629
                                                                                 ===========  ===========    ===========

   Diluted ...................................................................        16,254       14,851         14,629
                                                                                 ===========  ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                    2003                            2002                            2001
                                                 -----------------------------------------------------------------------------
                                                  SHARES        AMOUNT        SHARES       AMOUNT        SHARES       AMOUNT
                                                 -----------------------------------------------------------------------------

Common stock:
   Balance at beginning of period ............   22,084,694   $    2,208    21,923,705   $    2,192    21,763,055   $    2,176
   Employee stock purchase plan ..............           --           --       153,053           15       152,657           15
   Compensation expense related to
      stock options and grants ...............           --           --         7,936            1         7,993            1
   Shares issued pursuant to the
      Series A Preferred Stock
      conversion .............................       62,190            6            --           --            --           --

                                                                                                                    ----------
      Balance at end of period ...............   22,146,884   $    2,214    22,084,694   $    2,208    21,923,705   $    2,192
                                                 ==========   ==========    ==========   ==========    ==========   ==========

Capital in excess of par value:
   Balance at beginning of period ............                $  165,195                 $  163,425                 $  162,912
   Effect of subsidiaries' equity
      transactions ...........................                                                   --         1,410         (789)
   Employee stock purchase plan ..............                        --                        124                        217
   Compensation expense related to
      stock options / grants net of
      vested shares ..........................                    (3,270)                       236                      1,085
   Beneficial conversion feature on
      preferred stock recorded at
      issuance ...............................                     3,753                         --                         --
   Shares issued pursuant to the
      Series A Preferred Stock
      Conversion .............................                        28                         --                         --

                                                                                         ----------    ----------   ----------
      Balance at end of period ...............                   165,706                    165,195                    163,425
                                                                                         ----------    ----------   ----------
9% cumulative convertible preferred
   stock:
   Balance at beginning of period ............          427          427           427          427           427          427

                                                 ----------   ----------    ----------   ----------    ----------   ----------
      Balance at end of period ...............          427          427           427          427           427          427
                                                 ==========   ----------    ==========   ----------    ==========   ----------

Accumulated other comprehensive income (loss):
   Balance at beginning of period ............                   (11,597)                    (7,929)                   (18,910)
   Reversal of other comprehensive
      loss associated with Superior
      (Note 1) ...............................                    11,624
   Foreign currency translation
      adjustment .............................                        --                      1,104                     (1,513)

                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------------
                                                        2003                        2002                          2001
                                              -----------------------------------------------------------------------------------
                                                SHARES         AMOUNT         SHARES       AMOUNT         SHARES         AMOUNT
                                              -----------------------------------------------------------------------------------
   Additional minimum pension .............                                                   (6,316)                        (654)
      liability (net of tax benefit
      of $3,554 and $612 for 2002
      and 2001, respectively) .............                          --
   Realized net losses in value of
      securities (net of tax benefit
      of $2,851 and $15,914, for
      2002 and 2001 .......................                          --                        4,277                       23,872
   Change in unrealized gains
      (losses) on securities, (net of tax
      benefit of $32, $2,011,
      and $5,022 ..........................                          30                       (4,258)                     (10,678)
   Change in unrealized gain on
      derivatives .........................                                                    1,525                          (46)

                                                                                         -----------    -----------   -----------
      Balance at end of period ............                          57                      (11,597)                      (7,929)
                                                                                         -----------    -----------   -----------
Retained earnings (accumulated deficit):
   Balance at beginning of period .........                    (890,221)                     (15,582)                      15,762
   Net income (loss) ......................                     834,776                     (874,601)                     (30,984)
   Dividends on preferred stock ...........                        (206)                         (38)                         (38)
   Preferred stock dividends,
      beneficial conversion feature .......                      (2,550)                          --                           --
   Compensation expense related to
      stock options and grants ............                          --                           --                         (322)

                                                                                         -----------    -----------   -----------
      Balance at end of period ............                     (58,201)                    (890,221)                     (15,582)
                                                                                         -----------    -----------   -----------
Treasury stock:
   Balance at beginning of period .........    (7,963,203)      (94,574)    (8,018,495)      (95,592)    (8,050,646)      (96,824)
   Purchase of treasury stock .............            --            --        (37,712)          (76)       (87,650)         (181)
   Conversion of common stock to
      junior subordinated notes ...........    (3,479,656)       (2,959)            --            --             --            --
   Stock options and grants ...............       332,987         3,672         93,004         1,094        119,801         1,413

                                              -----------   -----------    -----------   -----------    -----------   -----------
   Balance at end of period ...............   (11,109,872)  $   (93,861)    (7,963,203)  $   (94,574)    (8,018,495)  $   (95,592)
                                              ===========   -----------    ===========   -----------    ===========   -----------

Receivable from stockholders:
   Balance at beginning of period .........                        (553)                        (872)                        (913)

   Forgiveness of Officers' loans .........                          69                          319                           41
                                                            -----------                  -----------                  -----------
      Balance at end of period ............                        (484)                        (553)                        (872)
                                                            -----------                  -----------                  -----------
Total stockholders' equity (deficit) ......                 $    15,858                  $  (829,115)                 $    46,069
                                                            ===========                  ===========                  ===========

Comprehensive income (loss) ...............                 $   846,430                  $  (878,269)                 $   (20,003)
                                                            ===========                  ===========                  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    ------------------------------------
                                                                                      2003         2002         2001
                                                                                    ------------------------------------
Cash flows from operating activities:
   Income (Loss) from continuing operations before extraordinary item and
   cumulative effect of accounting change .......................................   $ 834,776    $(499,069)   $ (36,919)

   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
      Depreciation and amortization .............................................       1,105       41,270       67,613
      Loss on asset sales and subsidiary stock, net of impairments ..............         663      481,766           --
         (Gain) loss on early extinguishment of debt, net of tax ................          --       (1,389)       1,440
      Deferred distributions on subsidiary Trust Convertible Preferred Securities          --       15,424        7,775
      Gain on cancellation of investment in Superior ............................    (854,262)          --           --
      Realized and unrealized (gain) loss on investments in securities ..........        (106)       4,085       33,818
      Gain on sale of PolyVision equity investment ..............................          --           --       (8,353)
      Amortization of deferred debt issuance costs and accretion of debt discount       1,294       14,622        8,978
      Interest costs satisfied by payment-in-kind notes .........................          --       14,170           --
      Compensation expense related to stock options and grants ..................         470        1,650        2,218
      Deferred income taxes .....................................................     (10,748)     (52,248)     (17,162)
      Minority interest in losses of subsidiary .................................        (526)      (3,462)     (17,126)
      Equity in loss (earnings) of affiliate ....................................          86          136       (1,300)
   Change in assets and liabilities, net of effects from businesses acquired:
      Accounts receivable .......................................................      28,304        9,665       75,041
      Inventories ...............................................................      38,911       55,325       (4,266)
      Other current assets ......................................................       7,312      (33,426)       3,831
      Other assets ..............................................................           5        1,897       (4,822)
      Accounts payable and accrued expenses .....................................      (1,528)     (48,669)     (52,950)
      Other, net ................................................................        (254)       6,768       (3,077)

                                                                                    ---------    ---------    ---------
Cash flows provided by operating activities .....................................      45,502        8,515       54,739
                                                                                    ---------    ---------    ---------
Cash flows from investing activities:
   Acquisitions, net of cash acquired ...........................................          --      (87,412)          --
   Capital expenditures .........................................................      (8,561)     (10,016)     (27,264)
   Proceeds from marketable securities ..........................................          --           18        7,841
   Proceeds from sale of equity investment in PolyVision ........................          --           --       41,393
   Purchase of marketable securities ............................................      (6,672)          --           --
   Purchase of investment in derivatives ........................................          --           --       (4,125)
   Proceeds from sale of assets .................................................       7,978       84,036        6,396
   Proceeds from sale of investment .............................................       1,296       23,530       10,022
   Superior Israel customer loans, net ..........................................          --        6,157      (13,018)
   Restricted cash ..............................................................          --           87        3,904
   Other ........................................................................          --          765           (7)
                                                                                    ---------    ---------    ---------
Cash flows provided by (used for) investing activities ..........................      (5,959)      17,165       17,301
                                                                                    ---------    ---------    ---------


                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                           2003           2002          2001
                                                                      -----------------------------------------
Cash flows from financing activities:
   Short-term borrowings, net (excluding revolving credit facility)            --            894        (35,612)
   Borrowings (repayments) under revolving credit facilities, net .       (51,782)        18,079         47,097
   Long-term borrowings ...........................................            --          1,479         40,791
   Repayments of long-term borrowings .............................        (2,247)       (72,012)       (92,807)
   Proceeds from exercise of stock options ........................            --            139             --
   Debt and equity issuance and amendment costs ...................          (389)        (5,891)        (2,269)
   Dividends on preferred stock ...................................          (206)           (38)           (38)
   Issuance of preferred stock, net ...............................         6,940             --             --
   Proceeds from minority investment in subsidiary ................           471             --             --
   Purchase of treasury stock .....................................            --            (76)          (181)
   Other ..........................................................            (4)            --          1,120

                                                                      -----------    -----------    -----------
Cash flows used for financing activities ..........................       (47,217)       (57,426)       (41,899)
                                                                      -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ..............        (7,674)       (31,746)        30,141
Effect of deconsolidation of subsidiary ...........................            --        (12,710)            --
Effect of exchange rate changes on cash ...........................            --             61           (160)
Cash and cash equivalents at beginning of year ....................         8,139         52,534         22,553

                                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year ..........................   $       465    $     8,139    $    52,534
                                                                      ===========    ===========    ===========

Supplemental disclosures:
   Cash paid for interest, net of amount capitalized ..............   $     2,952    $    87,736    $   126,390



   Cash paid (refunded) for income taxes, net .....................   $    (1,383)   $   (21,537)   $     4,828



Noncash investing and financing activities:
Deconsolidation of subsidiary:
   Current assets .................................................   $        --    $   287,389    $        --
   Other assets ...................................................            --        338,904             --
   Current liabilities ............................................            --     (1,271,594)            --
   Other liabilities ..............................................            --        (83,424)            --
   Redeemable preferred stock .....................................            --       (137,162)            --

   Net investment .................................................            --    $  (865,887)   $        --





The accompanying notes are an integral part of these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

      The accompanying consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The Company records all affiliate companies with ownership greater than 20%, but not majority-controlled, using the equity method of accounting.

      Prior to December 11, 2002, Alpine's financial statements include the consolidated results of its then majority-controlled subsidiary Superior TeleCom Inc. ("Superior") and Superior's then majority-owned subsidiary Superior Cables Ltd. ("Superior Israel"). As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior through December 11, 2002, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems, Inc. (see
Note 5), certain changes were made with respect to Alpine's indirect voting interests such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Israel from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Israel are accounted for under the equity method and are no longer consolidated with Alpine. At times hereinafter we refer to the foregoing acquisition of the electrical wire business of Superior, DNE Systems, Inc. and the 47% equity interest in Superior Israel as the ("Electrical Acquisition") - see Note 5.

      On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 22, 2003, Superior's Joint Plan of Reorganization, as amended and related disclosure statement was confirmed by order of the United States Bankruptcy Court for the District of Delaware and became effective on November 10, 2003 (the "Plan of Reorganization"). The Plan of Reorganization provided for the cancellation of all equity and debt interests held in Superior by the Company.

      As a result of the accumulated net losses incurred by Superior, Alpine had recorded losses in excess of its investment in Superior of $865.9 million at December 11, 2002. This negative investment was required under accounting principles generally accepted in the United States of America to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine was not obligated to fund any operating losses or deficits of Superior. Upon implementation of the Plan of Reorganization, Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 in the fourth quarter of 2003. This gain was partially offset by the reversal of $11.6 million of accumulated other comprehensive loss related to Superior resulting in a net gain of $854.3 million.

      Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is an industrial holding company which over the past five years has held major investments in industrial manufacturing companies. Subsequent to the Electrical Acquisition, Alpine's principal operations consist of Essex Electric Inc., engaged in the manufacture and sale of electrical wire and cable, DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products and a 47% equity interest in Superior Israel.

      CASH AND CASH EQUIVALENTS

      All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

      MARKETABLE SECURITIES

      Short-term investments in marketable securities are classified as trading securities and are stated at fair value. Net unrealized holding gains and losses are included in other income and net realized gains and losses are determined at the time of sale on the specific identification basis. Non-trade investments in marketable securities are classified as available-for-sale. Unrealized holding gains and losses are included in other comprehensive income net of any related tax effect unless it is determined that an other than temporary impairment has occurred at which time the losses are recorded in earnings. Unrealized and realized gains or losses were nominal for 2003.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INVENTORIES

      Inventories are stated at the lower of cost or market. At December 31, 2003 and 2002, cost for the Essex Electric inventory is determined using the last-in, first-out ("LIFO") method. The cost for DNE inventory is determined on the weighted average cost method. The Company determines whether a lower of cost or market provision is required on a quarterly basis by analyzing whether inventory on hand can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2003 or 2002. Inventories include costs of materials, labor and manufacturing overhead. See Note 2.

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


Buildings and improvements................................  6 to 40 years
Machinery and equipment...................................  3 to 15 years


      Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the years ended December 31, 2002 and 2001, $0.2 million and $1.4 million of interest, respectively, was capitalized in connection with various capital projects.

      GOODWILL

      The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. As of December 31, 2001, $754 million in goodwill was included as an asset in Alpine's consolidated balance sheet, substantially all of which related to recorded goodwill of Superior. Changes in goodwill for the year ended December 31, 2002 are described below. SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease as of January 1, 2002 and that the related recorded value of goodwill be allocated to the identified reporting units of the Company and its consolidated subsidiaries (in this case, Superior) and be reviewed annually for impairment. If the carrying value (including goodwill) of any reporting unit exceeds the fair value (determined on a discounted cash flow basis or other fair value method), impairment of goodwill exists resulting in a charge to earnings to the extent of goodwill impairment.

      Superior completed its determination of initial goodwill impairment in August 2002. The application of this new standard and the impact of economic conditions at that time and industry specific conditions affecting Superior's business segments resulted in a non-cash goodwill impairment charge at Superior of $424 million including $166 million related to Superior's Electrical segment and $258 million related to Superior's OEM segment. The goodwill impairment charge at Superior was recorded retroactively to January 1, 2002 as a cumulative effect of accounting change for goodwill impairment in accordance with SFAS No.
142. Additionally, as a result of initial implementation, Alpine recorded a further goodwill impairment charge of $3 million relating to additional goodwill associated with its investment in Superior. The cumulative effect of the accounting change as presented in the accompanying consolidated statement of operations for the year ended December 31, 2002 is summarized as follows (millions):


Superior's goodwill impairment loss................................      $424
Additional goodwill impairment recorded by Alpine..................         3
Less: Impairment allocable to Superior's minority interest.........      (39)
                                                                      --------
                                                                         $388
                                                                      ========

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

      The table below, which provides SFAS No. 142 transitional disclosures, reconciles the reported net loss applicable to common stock (and related per share data) to an adjusted net loss applicable to common stock (and related per share data) adjusted to exclude amortization expense related to goodwill that is no longer required. There was no impact on 2003 or 2002.


                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                              2001
                                                                           ----------
Reported net loss applicable to common stock ...........................   $  (31,022)
Goodwill amortization ..................................................       21,163
                                                                           ----------
Adjusted ...............................................................   $   (9,859)
                                                                           ==========

Basic income (loss) per share of common stock:
   Reported net loss ...................................................   $    (2.12)
   Goodwill amortization ...............................................         1.45
                                                                           ----------
   Adjusted ............................................................   $    (0.67)
                                                                           ==========
                                                                           $  (29,582)
Reported loss before extraordinary items and cumulative effect of accounting change applicable to common stock
Goodwill amortization ..................................................       21,263
                                                                           ----------
Adjusted ...............................................................   $   (8,319)
                                                                           ==========

Basic income (loss) per share of common stock:
   Reported net loss before extraordinary items and cumulative effect of
      accounting change ................................................   $    (2.02)
   Goodwill amortization ...............................................         1.45
                                                                           ----------
   Adjusted ............................................................   $    (0.57)
                                                                           ==========

      DEFERRED FINANCING COSTS

      Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on an effective interest rate basis and are charged to operations as additional interest expense. During the fourth quarter of 2003 the Company amended the Revolving Credit Facility to reduce the maximum amount of lender commitments available thereunder by 30% and therefore 30% ($0.6 million) of remaining deferred financing costs were written off. Total deferred financing fees at December 31, 2003 and 2002 were approximately $1.6 million and $2.1 million, respectively.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      AMOUNTS DUE CUSTOMERS

      Included in accrued expenses at December 31, 2003 and 2002 are certain amounts due customers totaling $4.1 million and $7.3 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers.

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

      Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is more likely than not that all of the deferred tax assets, after valuation allowance, will be realized.

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

      All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company has in the past engaged in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income with any ineffective portion immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. At December 31, 2003, the Company had approximately $13 million of copper futures contracts representing 12 million copper pounds outstanding as non-designated derivative instruments. These contracts were recorded at fair value at December 31, 2003 in current earnings. There were none outstanding at December 31, 2002.

      The Company does not currently utilize any hedging instruments that would qualify for hedge accounting treatment. If such transactions were to arise, the Company would formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. Derivative financial instruments and derivative transactions reflected in the consolidated financial statements are discussed in Note 15.

      REVENUE RECOGNITION

      Revenue is recognized when the product is shipped to the customer, which is when title and risk of loss pass. Alpine's price to the buyer is fixed and determinable based upon the price set forth in a written order from the customer. Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. The Company monitors these factors and revises the provision when necessary.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FOREIGN CURRENCY TRANSLATION

      The financial position and results of operations of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period reported. The resulting translation gains and losses are credited or charged directly to accumulated other comprehensive income, a component of stockholders' equity, and are not included in net income until realized through sale or liquidation of the investment. Foreign currency exchange gains and losses incurred on foreign currency transactions are included in income as they occur. There were none in 2003.

      SUBSIDIARY STOCK TRANSACTIONS

      The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary's purchase of its own stock and the subsidiary's issuance of its own stock. The Company accounts for subsidiary stock transactions in accordance with Staff Accounting Bulletin No. 51, "Accounting for sales of stock by a subsidiary" and records all gains and losses related to subsidiary stock transactions through other income and expense. In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement and subscribed for and purchased 169 newly issued shares of common stock of Essex Electric. This securityholders agreement was executed at the time of and in conjunction with the Electrical Acquisition. As a result of the sales and issuance of common stock by Essex Electric, Alpine Holdco and Superior currently own approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric. In accordance with Staff Accounting Bulletin No. 51, the reduction in Alpine Holdco's ownership of Essex Electric from 100% to 90% is accounted for by the Company as a non-cash loss of $2.7 million, and recorded in the 2003 consolidated statement of operations as other income (expense).

      STOCK-BASED COMPENSATION PLANS

      The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                             2003        2002         2001
                                                                          ------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss), as reported ........................................   $ 834,776    $(874,601)   $ (30,984)
Add stock-based employee compensation expense included in reported net
   income (loss), net of tax ..........................................         261        1,690        2,730
Deduct total stock-based employee compensation expense determined under
   fair value based method for all awards, net of related tax effects .        (509)      (2,977)      (6,342)

                                                                          ---------    ---------    ---------
Pro forma net income (loss) ...........................................   $ 834,528    $(875,888)   $ (34,596)
Preferred stock dividends .............................................        (206)         (38)         (38)
Dividend on beneficial conversion feature of preferred stock rights
   offering ...........................................................      (2,550)          --           --
                                                                          ---------    ---------    ---------
Proforma net income (loss) - applicable to common stock ...............   $ 831,772    $(875,926)   $ (34,634)
                                                                          =========    =========    =========

Net income (loss) per share:
   Basic--as reported .................................................   $   60.39    $  (58.89)   $   (2.12)
   Basic--pro forma ...................................................   $   60.37    $  (58.98)   $   (2.36)
   Diluted--as reported ...............................................   $   51.19    $  (58.89)   $   (2.13)
   Diluted--pro forma .................................................   $   51.17    $  (58.98)   $   (2.36)


      The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the years ended December 31, 2003, 2002 and 2001, was $0.52, $0.71 and $1.21,
respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: dividend yield of 0% for each year; expected volatility of 99%, 99% and 79%, risk-free interest rate of 2.99%, 2.64% and 4.16%, and expected life of two years for all periods.

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

      The Company amortizes the value of the restricted stock grants evenly over the vesting periods, based upon the market value of the stock as of the date of the grant.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are expensed as incurred. Research and development costs during the years ended December 31, 2003, 2002 and 2001, amounted to $4.6 million, $8.5 million and $9.0 million, respectively.

      ADVERTISING COSTS

      Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2003, 2002 and 2001 amounted to $0.3, $2.4 million and $2.1 million, respectively.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      SHIPPING AND HANDLING

      All shipping and handling costs are included in costs of sales and all billings associated with these costs are included in revenues.

      EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined assuming (i) the conversion of outstanding stock options, warrants and grants under the treasury stock method, (ii) the conversion of convertible preferred stock and (iii) the dilution in subsidiary earnings resulting from the assumed conversion of subsidiary stock options and grants, if dilutive.

      COMPREHENSIVE INCOME

      Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, changes in the fair value of derivatives and minimum pension liability adjustments. The components of accumulated other comprehensive income (loss) net of tax are as shown below:

                                               DECEMBER 31,   DECEMBER 31,
                                                   2003           2002
                                              ------------------------------
                                                     (IN THOUSANDS)

Foreign currency translation adjustment....              $--       $(4,022)
Additional minimum pension liability.......               --        (7,594)
Other......................................               57             19
                                              ------------------------------

                                                        $ 57      $(11,597)
                                              ==============================




      CONCENTRATION OF RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company determines the allowance based on its historical write-off experience and a review of certain specific accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See Note 20 for concentrations of risk within the Company's business segments.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company adopted SFAS No. 144, "Accounting for the Impairment for Disposal of Long-lived Assets" on January 1, 2002. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of or held and used. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such actions. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset group. Assets to be disposed of are included in other current assets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. The loss on asset sales and impairment for 2003 and 2002 were $0.6 million and $463.7 million respectively. See Note 14 for details.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CONTINGENCIES

      The Company is involved in various legal proceedings and contingencies. Liabilities for these matters are recorded in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS 5 requires a liability to be recorded based on management's estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from such estimates. If a contingency is settled for an amount greater than the Company's estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than they Company's estimate, a future credit to income would result.

      USE OF ESTIMATES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

      RECENT ACCOUNTING STANDARDS

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

      The Company adopted SFAS No. 145, Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2003. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145, the Company reclassified to other income (expense) a $2.2 million gain and a $2.3 million loss on the early extinguishment of debt previously recognized as extraordinary items in the Company's consolidated statement of operations for the years ended December 31, 2002 and 2001, respectively.

      The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the year ended December 31, 2003 have been accounted for in accordance with SFAS No. 146.

      The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

payments under the guaranty through 2018 would be approximately $10 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guaranty was not issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor. The Company is not a party to any other guarantees and implementation of Interpretation No. 45 did not have a material effect on the Company's financial statements.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have a significant effect on the consolidated financial statements of the Company.

      In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The revision of SFAS No. 132 requires additional disclosures about assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003. Certain disclosures of information for non-public entities required by this statement are effective for fiscal years ending after June 15, 2004. The Company elected not to adopt the disclosure requirements of SFAS No. 132 due to the immateriality of its pension plan.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. Our Company determined that we do no have any arrangements or relationships with special-purpose entities. Application of FIN No. 46 for all other types of variable interest entities is required for our company effective March 31, 2004.

      RECLASSIFICATIONS

      Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. INVENTORIES

      At December 31, 2003 and 2002, the components of inventories are as follows:

                                      DECEMBER 31,       DECEMBER 31,
                                          2003                2002
                                --------------------------------------
                                              (IN THOUSANDS)

Raw materials...................           $17,890             $8,691
Work in process.................             6,803             11,317
Finished goods..................            26,601             61,190
                                ---------------------   --------------

                                            51,294             81,198
LIFO reserve....................           (9,007)                 --

                                ---------------------   --------------
                                           $42,287            $81,198
                                =====================   ==============


Inventories valued using the LIFO method amounted to $37.2 million and $74.1 million at December 31, 2003 and 2002, respectively. Effective December 11, 2002, in connection with the Electrical Acquisition, the Company established two LIFO pools for the Essex Electric inventory consisting, respectively, of copper and all other inventory components.

3. PROPERTY, PLANT AND EQUIPMENT

      At December 31, 2003 and 2002, property, plant and equipment consisted of the following:

                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                             2003             2002
                                                                                   ----------------------------------
                                                                                              (IN THOUSANDS)
Land.............................................................................            $ 517           $3,189
Buildings and improvements.......................................................            5,330            3,489
Machinery and equipment..........................................................           11,191           11,350
Construction in progress.........................................................            4,159              924
                                                                                   ------------------   -------------

                                                                                            21,197           18,952
Less accumulated depreciation....................................................            4,190            3,568
                                                                                   ------------------   -------------

                                                                                           $17,007          $15,384
                                                                                   ==================   =============

       Included in the amounts above are the following:
       Asset held for future use (Net of accumulated depreciation of $70)                  $  582
       Assets not in service (Net of accumulated depreciation of $14)                      $  638

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001, was $1.1 million, $40.2 million and $45.4 million, respectively. Included in the 2002 and 2001 depreciation totals was the expense associated with the Superior assets prior to the December 11, 2002 deconsolidation.

4. DISCONTINUED OPERATIONS

      On August 6, 1999, Alpine completed the disposition of its subsidiary, Premier Refractories International Inc. and thereafter accounted for this subsidiary as a discontinued operation. For the year ended December 31, 2001, the Company recorded income from discontinued operations of $5.9 million representing a reduction in certain tax liabilities accrued in 1999 in connection with the disposition. The Company does not have any remaining obligations related to its disposition of Premier.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ACQUISITIONS

      ELECTRICAL ACQUISITION

      On December 11, 2002, in accordance with the terms of a definitive purchase agreement dated October 31, 2002, as amended on December 11, 2002, Alpine, through Alpine Holdco, Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 199 shares of the common stock of Essex Electric. The warrant is recorded as a liability in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.


      In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Transitional Agreement"). Under the Transitional Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Transitional Agreement was based on the COMEX price plus an adder to reflect conversion to copper rod. The Transitional Agreement also provided for Superior's provision of certain administrative services to Alpine Holdco and Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. On November 7, 2003, the Transitional Agreement was replaced by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (the "Supply Agreement"). The Supply Agreement includes the supply of copper rod by Superior Essex Inc. to Essex Electric for 2004 and the provision of certain specified administrative services for a limited time in 2004. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Superior Essex Inc. and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. Superior Essex Inc. may terminate its obligations to supply copper rod upon 30 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod, tested on a quarterly basis, specified in the agreement. The total cost of copper rod purchased under the Transitional Agreement and the Supply Agreement in 2003 and 2002 was $99.6 million and $10.8 million, respectively, and the cost for administrative services for 2003 and 2002 was $4.1 million and $0.3 million, respectively.

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

5. ACQUISITIONS (CONTINUED)

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

                                                                      AT DECEMBER 11, 2002
                                                                -----------------------------------

                                                             NON-CONTROLLING  ALPINE'S
                                                                 INTEREST     INTEREST       TOTAL
                                                                        (IN THOUSANDS)

Current assets ..............................................   $  78,700    $  77,757    $ 156,457
Assets held for sale ........................................       1,453        1,397        2,850
Other assets ................................................      14,400       13,528       27,928
Current liabilities .........................................     (12,470)     (11,788)     (24,258)
Deferred income taxes .......................................      (8,847)     (15,470)     (24,317)
Other liabilities ...........................................        (166)        (160)        (326)

                                                                ---------    ---------    ---------
   Net assets acquired ......................................      73,070       65,264      138,334
Negative goodwill allocated to certain acquired assets ......     (13,958)                  (13,958)
Unallocated negative goodwill ...............................     (12,554)                  (12,554)
Historical cost of net assets acquired in excess of allocable
   purchase price ...........................................                  (23,410)     (23,410)

                                                                ---------    ---------    ---------
   Net purchase price .......................................   $  46,558    $  41,854    $  88,412
                                                                =========    =========    =========





      Approximately $2.8 million of the purchase price was allocated to certain facilities held for sale in connection with Essex Electric's plan to exit its industrial wire business. The assets were subsequently sold in February 2003 at book value. The aggregate purchase price allocable to the non-controlling interest in Superior was less than the fair value of the acquired net assets and after reducing the purchase price allocated to certain acquired assets resulted in unallocated negative goodwill of $12.6 million. The unallocated negative goodwill is reflected as an extraordinary gain in the accompanying consolidated statement of operations for the year ended December 31, 2002.

      OTHER

      Pro forma results of operations for 2002 and 2001, are not presented as the pro forma results would not differ materially from the historical amounts.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

6. LONG-TERM INVESTMENTS AND OTHER ASSETS

      At December 31, 2003 and 2002, long-term investments and other assets consist of the following:


                                                                 DECEMBER 31,     DECEMBER 31,
                                                                    2003              2002
                                                                -------------------------------
                                                                  (IN THOUSANDS)

Equity investment in Superior Israel(a) .....................   $           --   $           93
Investment in Cookson common stock(b) .......................               --            1,248
Other assets(c) .............................................            2,947            3,752
                                                                --------------   --------------

                                                                $        2,947   $        5,093
                                                                ==============   ==============



Accumulated losses in excess of net investment in Superior(d)               --   $     (865,887)
                                                                ==============   ==============


-----------

      (a) As part of the Electrical Acquisition, Alpine acquired 47% of the common stock of Superior Israel, a public company traded on the Tel Aviv Stock Exchange. Prior to the Electrical Acquisition Superior Israel was a majority-owned subsidiary of Superior and therefore included in the consolidated results of Alpine. Effective December 11, 2002 the accounts of Superior Israel are no longer consolidated with Alpine and Alpine's investment in Superior Israel is accounted for under the equity method of accounting. During 2003, Alpine's equity in the losses of Superior Israel reduced its investment to zero and accordingly, Alpine will not record its equity in any future losses of Superior Israel unless it has a positive investment. Alpine has no funding obligations in respect of Superior Israel. Based on closing prices on the Tel Aviv Stock Exchange, the market value of Alpine's investment in Superior Israel was $3.0 million at December 31, 2003.


      (b) The Company acquired the Cookson ordinary shares in the Premier Disposition (see Note 4). The Cookson ordinary shares have been accounted for as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Under SFAS No. 115, net unrealized holding gains and losses on available for sale securities are included as a component of accumulated other comprehensive income until realized in the statements of operations upon sale or upon a decline in fair value below the recorded book value that is determined to be other than temporary.

            During 2001, the Company sold 4.0 million ordinary shares of Cookson, for $10.0 million, resulting in realized losses of $5.2 million. During the second quarter of 2001, the Company entered into certain forward sale derivative collar agreements to hedge the anticipated cash flows from future sales related to 10.5 million shares of Cookson shares (see Note 15). Based on the then-current market prices of the Cookson shares and the inherent loss on the shares subject to the derivative collar agreements, the Company determined that a decline in fair value of the Cookson shares had occurred that was other than temporary under SFAS No. 115. Accordingly in 2001, the Company recorded a realized loss in the statement of operations of $22.6 million related to all Cookson shares held by the Company, representing the difference between the acquisition value of the Cookson ordinary shares ($3.81 per share) and the fair market values on the dates on which the forward sale derivative collar agreements were entered ($2.11 to $2.62 per share).

            In December 2001 and during 2002, the Company recorded additional realized losses in the statement of operations related to the Cookson shares to reflect further declines in fair market value that the Company determined were other than temporary under SFAS No. 115 based on the continued decline in the Cookson share price. In April 2003, the Company sold its remaining $1.2 million investment in Cookson for a nominal gain.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM INVESTMENTS AND OTHER ASSETS (CONTINUED)

      (c) Other assets at December 31, 2003 and 2002 primarily consist of debt issue costs, cash surrender value of life insurance policies and other long-term investments.

      (d) As discussed in Note 1, prior to the Electrical Acquisition Superior was a 48.9% owned consolidated subsidiary of Alpine. As such, for periods prior to December 11, 2002 the net income (loss) of Superior was consolidated in Alpine's operating results. Thus, Alpine's consolidated net income (loss) has historically reflected its share of Superior's net income (losses), after giving effect to the impact of minority interest. However, in the case of net losses incurred by a consolidated subsidiary, the amount of such losses allocable to minority interest in the consolidated statement of operations is limited under accounting principles generally accepted in the United States of America to the carrying value of minority interest in the consolidated balance sheet. As of December 31, 2001, the minority interest related to Superior recorded on Alpine's consolidated balance sheet amounted to $39.5 million. The balance of the minority interest was completely eliminated in 2002 as a result of the loss incurred by Superior on adoption of SFAS 142 (see Note 1) effective January 1, 2002. Upon elimination of the minority interest, Alpine subsequently recorded all of the net losses incurred by Superior through December 11, 2002.

            In connection with the Electrical Acquisition Alpine relinquished certain indirect common share voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods subsequent to December 11, 2002 (through November 10, 2003), Superior is accounted for on the equity method and is no longer consolidated with Alpine. As a result of the aforementioned consolidated loss attributable to Superior's goodwill impairment charge and additional net losses incurred by Superior in 2002 (including asset and additional goodwill impairment charges) (see Notes 1 and 14), Alpine had a negative investment in Superior of $865.9 million at December 11, 2002. This negative investment is required under accounting principles generally accepted in the United States of America to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior. As a result of the consummation of Superior's Plan of Reorganization on November 10, 2003 (see Note 1), Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 in the fourth quarter of 2003, offset by the reversal of $11.6 million of accumulated other comprehensive loss related to Superior, resulting in a net gain of $854.3 million.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LONG-TERM INVESTMENTS AND OTHER ASSETS (CONTINUED)

      Summarized combined financial information for Superior Telecom and Superior Israel as of and for the years ended December 31, 2002 and 2001 is as follows:


                                                                                2002           2001
                                                                             --------------------------
                                                                                   (IN THOUSANDS)
FINANCIAL POSITION
Current assets ...........................................................   $   329,869    $   520,741
Property, plant, and equipment, net ......................................       323,916        508,768
Other assets .............................................................       100,311         95,887
Goodwill, net ............................................................         1,432        750,543

                                                                             -----------    -----------
            Total assets .................................................   $   755,528    $ 1,875,939

                                                                             ===========    ===========

Current liabilities ......................................................   $ 1,341,043    $   433,092
Long-term debt ...........................................................       109,249      1,128,214
Minority interest in subsidiaries ........................................         1,437          5,393
Other long-term liabilities ..............................................        50,185         96,460

                                                                             -----------    -----------
        Total liabilities ................................................     1,501,914      1,663,159

Redeemable preferred stock ...............................................       137,270        136,040
Stockholders' deficit ....................................................      (883,656)        76,740

                                                                             -----------    -----------
        Total liabilities and stockholders' equity .......................   $   755,528    $ 1,875,939

                                                                             ===========    ===========

RESULTS OF OPERATIONS
Sales ....................................................................   $ 1,439,958    $ 1,747,302
Operating income (loss) ..................................................      (513,022)        93,416
Loss before extraordinary items and cumulative effect of accounting change      (536,788)       (29,632)
        Net loss .........................................................      (961,291)       (32,503)



7. ACCRUED EXPENSES

      At December 31, 2003 and 2002, accrued expenses consist of the following:


                                                DECEMBER 31,    DECEMBER 31,
                                                    2003           2002
                                                ---------------------------
                                                      (IN THOUSANDS)

Accrued wages, salaries and employee benefits   $      2,820   $      3,442
Allowance for restructuring activities ......          1,001          1,427
Accrued customer discounts ..................          4,142          7,304
Other accrued expenses ......................          4,789          6,677
                                                ------------   ------------

                                                $     12,752   $     18,850
                                                ============   ============

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. REVOLVING CREDIT FACILITY


      In connection with the Electrical Acquisition (see Note 5), Alpine Holdco entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and Service Company ("DNE Manufacturing") and DNE Technologies, Inc. ("DNE Technologies") as borrowers and DNE Systems as Credit party (such parties sometimes collectively are called "Companies") certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. The Revolving Credit Facility was last amended on December 8, 2003.

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at December 31, 2003 and 2002 was 4.46% and 5.02%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE Systems in connection with its U.S. government contracts. The obligations under the Revolving Credit Facility are without recourse to Alpine.

      Unless previously accelerated as a result of default, the Revolving Credit Facility matures in December 2007. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. Accordingly, the December 31, 2002 Balance Sheet has been restated to reflect the appropriate classification (See Note 22 - Restatement).

      The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At December 31, 2003 and 2002, outstanding borrowings under the Revolving Credit Facility were $17.2 million and $69.0 million, respectively. At December 31, 2003 the Companies had $18.3 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

      Alpine Holdco has implemented restructuring initiatives to rationalize manufacturing capacity, lower costs and reduce working capital. During 2003, these actions resulted in restructuring costs of $13.6 million and significant working capital reductions. The Companies amended the Revolving Credit Facility in 2003 to provide for flexibility to implement planned restructuring activities and at the request of the Companies reduced the maximum committed amount to $70 million. Alpine Holdco was in compliance with all applicable covenants at December 31, 2003.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT

      At December 31, 2003 and 2002, long-term debt consists of the following:


                                                                        DECEMBER 31,   DECEMBER 31,
                                                                           2003            2002
                                                                        ---------------------------
                                                                               (IN THOUSANDS)

6% Junior Subordinated Notes, net of $1.3 million discount ..........   $      3,059   $         --
12.25% Senior Secured Notes (original principal amount $12.2 million)             --          2,056
Other ...............................................................            855          1,010
                                                                        ------------   ------------

                                                                               3,914          3,066
Less current portion of long-term debt ..............................            137          2,151
                                                                        ------------   ------------

                                                                        $      3,777   $        915
                                                                        ============   ============



      On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants.

      The 12.25% Senior Secured Notes were due in 2003. The Senior Notes were issued at a price of 91.74% and the discount was accreted through maturity utilizing the effective interest method. On July 15, 2003, the entire remaining principal amount of the 12.25% Senior Secured Notes together with all accrued and unpaid interest was repaid.

      The "Other" debt caption represents two loans established in 1997 and 1999 with Raytheon Aircraft Credit Corporation to finance the purchase of a 12.5% interest in each of two aircraft. The loans are, respectively, payable monthly through October 2009 and May 2011.

      At December 31, 2003 and 2002, the fair value of the Company's debt approximates carrying value.

      The aggregate principal maturities of long-term debt subsequent to December 31, 2003, were as follows:


           YEAR ENDING                             (IN THOUSANDS)
           -----------                             --------------
2004............................................        $137
2005............................................         142
2006............................................         148
2007............................................       1,240
2008............................................       1,246
Thereafter......................................       2,286

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LONG-TERM DEBT (CONTINUED)

EARLY EXTINGUISHMENT OF DEBT

      During 2002, Alpine redeemed $10.1 million aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million resulting in a credit of $2.2 million to other income (expense). During the year ended December 31, 2001, the Company recognized a loss on the early extinguishment of debt of $2.3 million in other income (expense).

10. EARNINGS (LOSS) PER SHARE

      The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001, is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------
                                                             2003
                                      -----------------------------------------------------------
                                                            WEIGHTED
                                          NET               AVERAGE     PER SHARE         NET
                                         INCOME              SHARES      AMOUNT          LOSS
                                      -----------------------------------------------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) attributable to
   common stock from continuing
   operations before extraordinary
   item and cumulative effect of
   accounting change ..............   $    834,776                                  $   (499,069)
Less: preferred stock dividends ...           (206)                                          (38)
Dividend on beneficial
   conversion feature of
   preferred stock rights
   offering .......................         (2,550)

Basic income (loss) per common
   share from continuing operations
   before extraordinary item and
   cumulative effect of
   accounting change ..............        832,020          13,778   $      60.39       (499,107)
Dilution in subsidiary
   earnings from subsidiary
   stock options ..................             --                                            --
Effect of dilutive securities:
     Restricted stock plans .......                             45
     Stock option plans ...........                             46
     Convertible preferred
   stock ..........................                          2,385

Diluted income (loss) per share
   from continuing operations
   before extraordinary item and
   cumulative effect of
   accounting change ..............   $    832,020          16,254   $      51.19   $   (499,107)

                                                                         YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------
                                          2002                                          2001
                                        --------------------------------------------------------------------------
                                        WEIGHTED                                      WEIGHTED
                                         AVERAGE     PER SHARE          NET            AVERAGE       PER SHARE
                                          SHARES       AMOUNT          LOSS             SHARES         AMOUNT
                                        --------------------------------------------------------------------------
Income (loss) attributable to
   common stock from continuing
   operations before extraordinary
   item and cumulative effect of
   accounting change ..............                                  $    (36,919)
Less: preferred stock dividends ...                                           (38)
Dividend on beneficial
   conversion feature of
   preferred stock rights
   offering .......................

Basic income (loss) per common
   share from continuing operations
   before extraordinary item and
   cumulative effect of
   accounting change ..............         14,851   $     (33.61)        (36,957)         14,629   $      (2.53)
Dilution in subsidiary
   earnings from subsidiary
   stock options ..................                                           (97)
Effect of dilutive securities:
     Restricted stock plans .......
     Stock option plans ...........
     Convertible preferred
   stock ..........................

Diluted income (loss) per share
   from continuing operations
   before extraordinary item and
   cumulative effect of
   accounting change ..............         14,851   $     (33.61)   $    (37,054)         14,629   $      (2.53)


         Diluted earnings per share for the year end December 31, 2003 excludes the effect of 0.9 million stock options and 0.4 million restricted stock grants that may be exercised in the future, because such effect would be antidilutive. The Company has excluded the assumed conversion of Superior's Trust Convertible Preferred Securities and all stock options and restricted stock grants from the Company's earnings per share calculation for the years ended December 31, 2002 and 2001 as the impact would be anti-dilutive. The warrant issued in connection with the Electrical Acquisition has not been

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. EARNINGS (LOSS) PER SHARE (CONTINUED)

included in the computation of diluted income (loss) per share for the years ended December 31, 2003 and 2002, respectively, as the impact would be anti-dilutive.

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

      Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 209,500 shares of common stock available under the 1997 Plan at December 31, 2003. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The options granted under the 1997 Plan vest in equal annual installments over the three year period commencing on the first anniversary date of the grant or, if earlier, upon the occurrence of a change in control of the Company and options cannot be exercised after ten years from the date of grant. During the year ended December 31, 2003 and pursuant to the 1997 Plan, the Executive Compensation and Organization Committee of the Board of Directors of the Company (the "Compensation Committee") granted incentive stock options to purchase 845,500 shares of the Company's common stock under individual option agreements to certain management employees. The exercise price of all such options was at the fair market value of the common stock on the date of grant. The Compensation Committee also approved the cancellation and reissuance of 450,000 stock options to one key executive. These stock options were treated as variable stock options and accounted for in accordance with FASB Interpretation No. 44. Any shares issued upon exercise of these options may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company.

      During the year ended December 31, 2003, in addition to the stock options granted pursuant to the 1997 Plan described above, the Compensation Committee granted non-qualified stock options to purchase 100,000 shares of the Company's common stock to one key executive from its treasury shares pursuant to an individual option agreement. Any shares issued upon exercise of these options will be issued from the Company's treasury stock. The options vest in equal annual installments over the three year period commencing on the anniversary of grant or, if earlier, upon occurrence of a change in control of the Company. These options are exercisable at the fair market value of the Company's common stock on the date of grant and expire on the tenth anniversary of the date of grant.

      The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. In 2003, 131,871 non-qualified stock options and 78,410 shares of restricted stock were granted to non-employee directors. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

      Alpine also sponsors a 1984 Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At December 31, 2003, there are 12,721 shares available for issuance. During the year ended December 31, 2003, the Compensation Committee granted 80,000 shares of the Company's common stock pursuant to such plan to certain management employees. Shares of restricted common stock under these grants vest in equal installments over a three year period commencing with the first anniversary of grant.

      In addition to the above described grants under the 1984 Restricted Stock Plan, in 2003 the Compensation Committee also granted 320,000 shares of the Company's restricted common stock to certain executives and officers from its treasury shares. The restricted common stock vests in equal installments on each of the first three anniversaries of the date of grant, subject to acceleration in the event a change in control of the Company. The Company recorded a non-cash expense of $0.1 million in 2003 representing the amortization over the applicable vesting period of the fair market value of the restricted common stock.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCK BASED COMPENSATION PLANS (CONTINUED)

      Alpine sponsors The Alpine Group, Inc. Deferred Stock Account Plan, an unfunded deferred stock compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, their non-cash salary or bonus and shares issued upon stock option exercises, as defined by the plan. The plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares deferred into the deferred stock plan are held in irrevocable grantor trusts. At December 31, 2003, 1,069,110 shares of the Company's common stock issued upon stock option exercises have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets. Additionally, on August 9, 2003, 401,239 shares of common stock of the Company were deferred by the Company into the deferred stock plan for a period of five years in accordance with the terms of an executive's amended employment contract with the Company and in lieu of 40% of his base salary for 2003 otherwise payable to him in cash. In 2003, Alpine recognized income of $0.9 million as a result of the reversal of amounts previously accrued for matching contribution of deferred common stock held by employees who were either terminated or retired prior to the deferral period expiration date.

      Total compensation expense related to all stock based compensation plans for the years ended December 31, 2003, 2002 and 2001, was $0.4 million, $2.6 million and $4.2 million, respectively.

      The following table summarizes stock option activity for the years ended December 31, 2001, 2002 and 2003.

                                                           WEIGHTED-
                                         SHARES        AVERAGE EXERCISE
                                      OUTSTANDING            PRICE
                                   ----------------    ----------------
Outstanding at December 31, 2000          3,392,706    $          11.01
Exercised ......................                 --                  --
Canceled .......................           (118,214)               9.95
Granted ........................            101,354                1.70

                                   ----------------    ----------------
Outstanding at December 31, 2001          3,375,846    $          10.76
Exercised ......................                 --                  --
Canceled .......................           (796,783)               9.13
Granted ........................            144,145                1.00
                                   ----------------    ----------------

Outstanding at December 31, 2002          2,723,208    $          10.72
Exercised ......................                 --                  --
Canceled .......................         (2,402,584)              11.81
Granted ........................          1,527,371                0.76
                                   ----------------    ----------------
Outstanding at December 31, 2003          1,847,995    $           1.07
                                   ================    ================



      Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2003 is as follows:

                                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                --------------------------------------------            ------------------------------------
                                                 WEIGHTED
                                                 AVERAGE      WEIGHTED                                          WEIGHTED
                                  NUMBER        REMAINING      AVERAGE                        NUMBER            AVERAGE
 RANGE OF                       OF OPTIONS     CONTRACTUAL    EXERCISE                      OF OPTIONS          EXERCISE
  EXERCISE PRICES               OUTSTANDING    LIFE (YEARS)     PRICE                       EXERCISABLE          PRICE
  ---------------               -----------    ------------     -----                       -----------          -----
   $0.4500-$0.6500                  203,527         9.15         $0.5996                             --         $     --
   $0.76                          1,308,000         9.47          0.7600                             --               --
   $0.8750--$1.8500                 238,129         8.50          1.3217                          5,758           0.8750
   $3.4380--$9.8130                  87,133         3.08          4.6018                         87,133           4.6018
   $10.4380--$17.9380                11,206         5.55         13.3286                         11,206          13.3286
                               ------------    ------------   -----------               ----------------   --------------
                                  1,847,995         8.98         $1.0721                        104,097         $ 5.3351
                               ============    ============   ===========               ===============   ===============

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. EMPLOYEE BENEFITS

      Prior to 2002, Alpine sponsored an unfunded supplemental executive retirement plan ("SERP"). During 2001, the Company terminated or froze SERP benefits for certain employees resulting in a curtailment loss of $2.5 million and a settlement loss of $2.5 million. The benefits were paid out in 2002 or deposited in Rabbi Trust accounts, effectively terminating Alpine's SERP. The terms of the definitive purchase agreement with Superior with respect to the Electrical Acquisition provide that Superior will retain the liabilities and obligations with respect to certain pension benefits accrued by employees of the electrical business prior to the date of acquisition.

      For periods prior to December 11, 2002, certain employees of Essex Electric participated in defined benefit plans sponsored by Superior. In connection with the Electrical Acquisition, all benefit accruals under these Superior defined benefit plans for former Superior employees that became employees of Essex Electric ceased effective December 11, 2002. Essex Electric established a new defined benefit plan for hourly union employees effective January 1, 2003.

      Superior provided for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends did not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost. The Company currently does not provide for any postretirement health care benefits. The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the postretirement health care benefit plans for the years ended December 31, 2003, 2002 and 2001, are presented below, along with amounts recognized in the respective consolidated balance sheets.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. EMPLOYEE BENEFITS (CONTINUED)

                                                               DEFINED BENEFIT               POSTRETIREMENT
                                                                PENSION PLANS               HEALTH CARE PLANS
                                                        -----------------------------------------------------------
                                                         DECEMBER 31,    DECEMBER 31.   DECEMBER 31,   DECEMBER 31,
                                                            2003            2002           2003           2002
                                                        -----------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year .............   $         --    $    121,029    $         --   $      2,203
Service cost ........................................            139           3,455              --             52
Interest cost .......................................              2           7,942              --            167
Actuarial  loss .....................................             10           2,519              --            477
Impact of foreign currency exchange .................             --              26              --             --
Curtailment .........................................            (20)         (3,202)             --             --
Special termination obligation ......................             --             107              --             --
Benefits paid .......................................             --         (11,927)             --           (224)
Deconsolidation of Superior .........................             --        (119,949)             --         (2,675)
                                                        ------------    ------------    ------------   ------------
Benefit obligation at end of year ...................   $        131    $         --    $         --   $         --
                                                        ============    ============    ============   ============



CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year ......   $         --    $     90,254    $         --   $         --
Actual return on plan assets ........................             --         (13,524)             --             --
Employer contribution ...............................             10           2,865              --            224
Impact of foreign currency exchange .................             --              29              --             --
Benefits paid .......................................             --          (4,007)             --           (224)
Deconsolidation of Superior .........................             --         (75,617)             --             --

                                                        ------------    ------------    ------------   ------------
Fair value of plan assets at end of year ............   $         10    $         --    $         --   $         --
                                                        ============    ============    ============   ============



Funded status .......................................   $       (121)   $         --    $         --   $         --
Unrecognized prior service cost .....................             --              --              --             --
Unrecognized net (gain) loss ........................             10              --              --             --

                                                        ------------    ------------    ------------   ------------
Net amount recognized ...............................   $       (111)   $         --    $         --   $         --
                                                        ============    ============    ============   ============


AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
   CONSIST OF:
Prepaid benefit cost ................................   $         --    $         --    $         --   $         --
Accrued benefit liability ...........................           (121)             --              --             --
Additional minimum liability ........................             --              --              --             --
Intangible asset ....................................             --              --              --             --
Accumulated other comprehensive income ..............             10              --              --             --

                                                        ------------    ------------    ------------   ------------
Net amount recognized ...............................   $       (111)   $         --             $--   $         --
                                                        ============    ============    ============   ============

The components of net periodic benefit cost of the defined benefit pension plans and the post retirement healthcare benefit plans during the years ended December 31, 2003, 2002 and 2001 are presented below:

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. EMPLOYEE BENEFITS (CONTINUED)


                                                                                                        POSTRETIREMENT
                                                        DEFINED BENEFIT PENSION PLANS                 HEALTH CARE BENEFITS
                                                    ------------------------------------------------------------------------------
                                                                 YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------------
                                                            2003          2002         2001          2003       2002         2001
                                                    ------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost.....................................           $139        $3,455       $3,549            --        $52          $58
Interest cost....................................              2         7,942        7,547            --        167          148
Expected return on plan assets...................             --       (8,034)      (8,378)            --         --           --
Amortization of prior service cost...............             --            79          167            --         --           --
Actuarial (gain) loss............................             --             5      (1,681)            --         $8           --
Curtailment (gain) loss..........................          $(20)            69        2,475            --         --           --
Settlement  loss.................................             --            --        2,541            --         --           --

                                                    ------------------------------------------------------------------------------
Net periodic benefit cost........................          $ 121        $3,516       $6,220            --       $227         $206
                                                    ==============================================================================

      The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2003, 2002 and 2001 were determined based upon the following assumptions:

                                                                                                 POSTRETIREMENT
                                                     DEFINED BENEFIT PENSION PLANS              HEALTH CARE BENEFITS
                                                     -----------------------------           -----------------------
                                                        YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                                        -----------------------              ------------------------
                                                         2003     2002     2001               2003      2002    2001
                                                        -----    -----    -----               ----     -----   -----
Discount rate....................................       6.25%    6.75%    7.25%                n/a     6.75%   7.25%
Expected return on plan assets...................        8.0%     9.0%     9.0%                n/a       n/a     n/a
Increase in future compensation..................         n/a     3.0%     4.5%                n/a       n/a     n/a

      Prior to December 11, 2002, the Company and its subsidiaries sponsored several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provided for limited company matching of participants' contributions. The Company's contributions, including contributions for plans sponsored by Superior prior to December 11, 2002, during the years ended December 31, 2002 and 2001, were $4.8 million and $4.8 million, respectively. Following the Electrical Acquisition, Essex Electric established a defined contribution plan covering substantially all employees of Essex Electric and Alpine (other than employees of DNE). The plan provides for limited matching of employee contributions. DNE also has a similar defined contribution plan. Company contributions to these plans for the year ended December 31, 2003 were $1.9 million.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INCOME TAXES

      The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001, is comprised of the following:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            2003           2002           2001
                                                                          --------       --------       --------
                                                                                    (IN THOUSANDS)
Current:
   Federal........................................................          $ 1,960      $(50,275)      $ (8,342)
   State..........................................................             (24)          8,355            372
   Foreign........................................................               --          (513)          3,694
                                                                           --------      --------        --------
   Total current..................................................            1,936       (42,433)         (4,276)
                                                                           --------      --------        --------
Deferred:
   Federal........................................................          (9,109)       (40,983)       (13,125)
   State..........................................................          (1,639)        (7,104)        (2,238)
   Foreign........................................................               --        (4,161)        (1,799)
                                                                           --------      --------        --------

   Total deferred.................................................         (10,748)       (52,248)       (17,162)
                                                                           --------      --------        --------
   Total income tax (benefit) expense.............................        $ (8,812)      $(94,681)      $(21,438)
                                                                          ========       ========       ========

      The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001, because of the effect of the following items:


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       2003           2002            2001
                                                                                    ---------       ---------       --------
                                                                                              (IN THOUSANDS)
Continuing operations:
Expected income tax expense (benefit) at U.S. federal statutory
    tax rate................................................................        $ 288,933      $(203,648)      $(21,497)
State income taxes, net of U.S. federal income tax benefit..................          (1,200)           (435)        (2,054)
Taxes on foreign income at rates which differ from the U.S. federal
   statutory rate...........................................................               --           4,915          1,897
Distributions on preferred securities of subsidiary trust...................               --         (5,328)        (5,377)
Nondeductible goodwill amortization and impairment..........................               --         113,640          7,113
Change in valuation allowance...............................................            (858)             609          1,513
Change in reserves..........................................................            (128)              --          1,551
Permanent difference related to an investment (Superior in 2003)............        (300,427)              --        (5,814)
Other, net..................................................................            4,868         (4,434)          1,230
                                                                                    ---------       ---------       --------

Provision for income tax expense (benefit) from continuing operations.......        $  (8,812)      $ (94,681)      $(21,438)
                                                                                    =========       =========       ========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  INCOME TAXES (CONTINUED)

      Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change attributable to domestic and foreign operations for the years ended December 31, 2003, 2002 and 2001, was as follows:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                      2003            2002           2001
                                                                                    ---------       ---------       --------
                                                                                                  (IN THOUSANDS)

United States..............................................................         $825,524        $(554,530)      $(62,361)
Foreign....................................................................               --          (27,323)           940
                                                                                     --------       ---------       --------
Income (loss) before income taxes, distributions on preferred securities of
   Superior Trust I, minority interest, extraordinary item and cumulative
   effect of accounting change.............................................          $825,524       $(581,853)      $(61,421)
                                                                                     ========       =========       ========

      Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2003 and 2002 are as follows:

                                                                                       DECEMBER 31,        DECEMBER 31,
                                                                                          2003                 2002
                                                                                       ------------        ------------
Deferred tax assets:                                                                          (IN THOUSANDS)
   Accruals not currently deductible for tax.........................                     $ 2,080          $ 2,194
   Compensation expense related to unexercised stock options and
         stock grants................................................                       1,926            2,520
   Net operating loss carryforwards..................................                       5,973            5,070
   Alternative minimum tax credit carryforwards......................                         230              500
   Other.............................................................                         543              653
                                                                                          -------          -------
   Total deferred tax assets.........................................                      10,752           10,937
   Less valuation allowance..........................................                     (6,512)          (7,370)
                                                                                          -------          -------
   Net deferred tax assets...........................................                       4,240            3,567
                                                                                          -------          -------
Deferred tax liabilities:
   Depreciation......................................................                       3,578            5,988
   Inventory.........................................................                       9,724           18,017
   Long-term investments.............................................                          --               50
   Other.............................................................                      16,177           15,499
                                                                                          -------          -------
      Total deferred tax liabilities.................................                      29,479           39,554
                                                                                          -------          -------
      Net deferred tax liability.....................................                     $25,239          $35,987
                                                                                          =======          =======

      The Company provides reserves for liabilities that may arise as a result of income tax exposures arising in the normal course of its business. These exposures may result from specific positions' taken by the Company in its tax returns or from tax planning strategies employed by the Company to minimize its tax liabilities. Management determines tax exposure items based on positions asserted by tax authorities as well as management's assessment of exposures from unasserted items. The calculation of the income tax provision involves significant estimates and assumptions and actual results could differ from those estimates.

      At December 31, 2003, Alpine had state operating loss carryforwards that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

      During the year ended December 31, 2003 the Company recorded $13.6 million of restructuring and other charges comprised of costs related to relocation and installation of certain equipment from closed facilities and the start-up of new manufacturing processes at Essex Electric's Florence, AL manufacturing facility; costs associated with winding-down Essex Electric's Sikeston, MO operation; and costs related to the wind-down of other facilities previously closed and other miscellaneous expenses related to the Company's restructuring.

      The following table illustrates the restructuring reserve and the 2003 related activities:

                                                                                                       DECEMBER 31
                                                           DECEMBER 31,2002      CHARGES     PAYMENTS      2003
                                                          -----------------     ---------    --------  ------------
                                                                               (IN THOUSANDS)

Employee severance..............................               $1,227           $ 3,640      $ 3,866      $1,001
Facility exit costs.............................                  200               792          992          --
Equipment and inventory relocation costs
   and other costs..............................                   --             9,123        9,123          --
                                                               ------           -------      -------       ------
                                                               $1,427           $13,555      $13,981       $1,001
                                                               ======           =======      =======       ======

      Asset impairments were recognized during 2003 at the Sikeston facility for items idled during the restructuring efforts and later identified for sale. The targeted assets had an original net book value of $1.1 million of which $0.5 million impairment write-off was recognized to reduce the cost to its fair market value. The resulting $0.6 million value is reported as assets held for sale. An additional impairment was taken at the Florence facility for assets involved in exiting the industrial products line. The total impairment loss amounted to $0.1 million with a residual assets held for sale, valued at $0.1 million.

      As a result of the Electrical Acquisition (see Note 5), Superior evaluated for impairment the long-lived assets of its Electrical wire business, DNE and Superior Israel pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, such impairment test was based on probability weighted estimated future cash flows related to such assets including assessment of cash proceeds associated with the sale to Alpine of the Electrical wire business, DNE and Superior's investment in Superior Israel. As a result of such review and the subsequent asset sale in connection with the Electrical Acquisition, Superior recorded a pre-tax charge in 2002, principally related to the Electrical wire business, of $177.9 million to recognize an impairment of the identified long-lived assets of the Electrical wire business and Superior Israel and the loss on consummation of the Electrical Acquisition transaction. Alpine recorded a corresponding pre-tax charge of $139.0 million for the year ended December 31, 2002 reflecting Superior's impairment charge and the loss recognized by Superior on consummation of the Electrical Acquisition attributable to the non-controlling interest in Superior.

      During the year ended December 31, 2002, Superior recorded restructuring and other charges of $33.3 million. These charges included $27.3 million, $4.2 million, $0.9 million and $0.9 million, respectively, related to (i) the closure of its Communications Group Elizabethtown, Kentucky and Winnipeg, Canada manufacturing facilities; (ii) the closure of its OEM Group Rockford, Illinois manufacturing facility; (iii) the shutdown of its Electrical Group Canadian operations and (iv) operational restructuring activities at Superior Israel. These actions were principally taken to more closely align productive capacity with current market demands and to reduce overall manufacturing costs. The $33.3 million charge included a $18.1 million write-down of idled property, plant and equipment, $9.0 million of employee separation costs and $6.2 million of other facility related closure costs. Costs to relocate inventory and manufacturing equipment into remaining facilities are being expensed as incurred. Additionally, during the year ended December 31, 2002, Alpine recorded restructuring and other charges of $1.4 million related to certain termination and retirement benefits paid in connection with Alpine corporate administrative staff reductions and Essex Electric recorded restructuring and other charges of $1.8 million consisting of $1.6 million of employee termination costs and $0.2 of facility exit costs related to closure of its Columbia City, Indiana plant. At December 31, 2002, $1.4 million, primarily related to employee separation costs, is included in accrued expenses in the consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES (CONTINUED)

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

SUPERIOR ISRAEL

      During the year ended December 31, 2001, Superior Israel recorded a $2.3 million restructuring charge for additional exit costs associated with the consolidation of certain manufacturing facilities. All significant aspects of the restructuring plan are complete.

15. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE INFORMATION

      The Company to a limited extent, uses, forward fixed price contracts and derivative financial instruments to manage, commodity price risks. The Company is exposed to credit risk in the event of nonperformance by counter parties for metal forward price contracts, and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to the unrealized gains within the underlying contracts.

      COMMODITY PRICE RISK MANAGEMENT

      The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. These contracts were liquidated throughout the year in step with the decreases in inventory. In December 2003, the Company purchased approximately $13 million of copper inventory for use in the production process in the first quarter of 2004. In connection with such purchases, the Company entered into copper futures contracts to match the copper price to the consumption period. As such, these contracts were recorded at fair value at December 31, 2003 resulting in a charge to earnings of $0.6 million. These contracts were subsequently liquidated in the first quarter of 2004. There were none as of December 31, 2002 and 2001.

      INVESTMENT PRICE RISK MANAGEMENT

      During 2001, the Company entered into certain forward sale derivative transactions related to 10.5 million ordinary shares of Cookson Group, plc ("Cookson"). Under these arrangements, the Company executed "collar" agreements, protecting the Company against future declines in Cookson share price while limiting the Company's participation in Cookson share value appreciation beyond certain threshold levels. These hedges were classified as cash flow hedges and the changes in fair value are reflected as a component of other comprehensive income and offset a portion of the loss on the value of the underlying investment. These arrangements allowed borrowings by the Company against minimum threshold share value levels. Proceeds from such borrowings amounted to approximately $20.7 million at December 31, 2001 and are expected to be self-liquidating from sale proceeds of the underlying Cookson shares (and proceeds from the derivative instrument, to the extent Cookson share price has declined below threshold levels) upon expiration of the "collar" agreements in 2003. During December 2001, the Company entered into discussions for a negotiated settlement and termination of the collar agreements, including the intention to sell the underlying Cookson shares prior to the expiration of the collar agreements. Therefore, in accordance with SFAS No. 133, the Company reclassified $6.0 million of unrealized gains previously recorded in accumulated other comprehensive income into the consolidated statement of operations for the year ended December 31, 2001.

      In 2001, Mastin, a wholly-owned subsidiary of the Company, entered into certain interest rate derivative transactions structured for the Company to benefit from changes in long-term interest rates should such changes occur within specified ranges. These investments are classified as non-designated derivatives and therefore all changes in the fair values of these investments are recorded in income immediately. During 2001, certain of these interest rate derivatives expired resulting in realized gains that were more than offset by unrealized losses. The net impact to the Company of these interest rate derivative transactions was a $1.2 million loss recorded in the statements of operations in 2001. The remaining interest rate derivatives expired in 2002 and there were no outstanding interest rate derivatives at December 31, 2003 and 2002.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. COMMITMENTS AND CONTINGENCIES

      Total rent expense under cancelable and noncancelable operating leases was $3.7 million, $10.5 million and $13.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

      At December 31, 2003, future minimum lease payments under noncancelable operating leases are as follows:


YEAR                                                     (IN THOUSANDS)
----                                                     --------------

2005...................................................           2,391
2006...................................................           1,976
2007...................................................           1,484
2008...................................................           1,283
Thereafter.............................................           4,317

      Approximately 19.4% of the Company's total labor force at December 31, 2003 is covered by collective bargaining agreements. Contracts covering approximately 100% of the Company's unionized work force are due to expire at various times in 2004. The Company considers relations with its employees to be satisfactory.

      The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon Alpine's consolidated financial position, liquidity or results of operations.

      Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed liabilities, governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediations of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. Alpine is currently involved in an environmental investigation at two sites which may result in certain remedial activities being required under the oversight of a state regulatory agency. Alpine currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

         The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2003, the Company had no forward fixed price purchase commitments.

      Several executives of the Company have employment agreements as follows:

      One executive of the Company has an employment contract, last amended on January 3, 2003, which generally provides for a minimum base salary (40% of which during 2003 was converted into Alpine common stock and deferred into the Alpine Deferred Stock Account Plan for his benefit), a cash bonus based on the Company's achievement of certain performance objectives, stock options and restricted stock grants and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a "change in control", as defined, such employment agreement provides for severance payments not in excess of three times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

      One executive of the Company is employed pursuant to an employment term sheet which generally provides for a minimum base salary, a cash bonus based on the Company's achievement of certain performance objectives, stock options and restricted stock grants and certain employee benefits. Either the executive or the Company may terminate the employment relationship on sixty (60) days' notice. Unless the executive is terminated for cause, he will be entitled to severance in an amount ranging from three to twelve months of base salary, depending upon the date of termination.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

One executive of the Company is employed pursuant to an employment contract with Essex Electric which generally provides for a minimum base salary, a cash bonus based on the Company's achievement of certain performance objectives, stock options and restricted stock grants and certain employee benefits. Unless the executive is terminated for cause, upon his termination he will be entitled to severance of a minimum of twelve months of base salary and certain other benefits, as defined. If his employment is terminated following a change of control of Essex Electric, he will be entitled to severance of one and a half times his annual base salary. The actual amount of severance will be dependent upon the date of termination.

      One executive of Essex Electric has an employment contract which generally provides for a minimum base salary, a cash bonus based on the achievement of certain performance goals set by the Company, stock options and certain employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a "change in control", as defined, such employment agreement provides for relocation expenses and severance payments not in excess of three times annual compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

17. RELATED PARTY TRANSACTIONS

      As discussed in Note 5, in December 2002 the Company acquired certain assets and securities from Superior. Also as discussed in Note 5 the Company entered into a Supply and Transitional Services Agreement with Superior in connection with the Electrical Acquisition. This agreement was terminated by the parties in November 2003 and replaced with a new supply agreement (see Note 5).

      In 2001, the Company entered into a commitment to advance to Superior approximately $3.9 million to be used solely by Superior to make one quarterly cash interest payment on its Senior Subordinated Notes. In 2002, the commitment was funded, and Superior issued subordinated notes to Alpine in the face amount of the funds advanced, with such notes due seven years from the date issued. In connection with the funding, Alpine was issued warrants to acquire 250,000 shares of common stock of Superior at an exercise price of $1.41 per share and warrants to acquire an additional 2.1 million shares of common stock of Superior at an exercise price of $1.60 per share, subject to Superior stockholder approval. The warrants were canceled in connection with the Electrical Acquisition. Amounts due on the Superior notes are included as a component of Alpine's negative investment in Superior at December 31, 2002. As a result of the implementation of Superior's Plan of Reorganization all amounts due on the Senior Subordinated Notes were cancelled.

      At December 31, 2003 and 2002, Alpine has outstanding loans to certain officers totaling $0.5 million and $0.6 million, respectively, relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is deducted from stockholders' equity, bears interest at prime plus 0.5%. During 2002 and 2001, the Company agreed to forgive $0.3 million and $0.7 million, respectively, of such loans and accrued interest, with such forgiveness to occur over a ten year period, subject to certain employment conditions.

18. PREFERRED STOCK

      Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

      On June 23, 2003 the Company completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock from and after November 11, 2003; provided that the purchasing officers and directors have agreed not to convert until such time as they are advised by the Company that it has a sufficient number of authorized but unissued shares of common stock of the Company to permit such conversion. Since the market price of the common stock on the commitment date (June 23, 2003) was $0.76 per share and the conversion price is $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction in the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to Capital in excess of par. The conversion feature will be recorded as a dividend at the time there are a sufficient number of authorized but unissued shares of common stock to permit such conversion. The Company may cause conversion of the Series A Preferred Stock into common stock if the Company's common stock is then listed on the New York

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. PREFERRED STOCK (CONTINUED)

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

      On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Company's common stock. Holders of the Company's common stock were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed in the preceding paragraphs except that the purchased shares of Series A Preferred stock are currently convertible. Total proceeds received from the sale were $3.8 million. Since the market price of the common stock on the date of issuance (November 10, 2003) was $0.92 per share and the conversion price is $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend as of the date of issuance, since the shares were immediately convertible. As of December 31, 2003, 90 shares of Series A Preferred Stock have been converted into 62,190 shares of Alpine common stock. Due to the conversion feature, Series A Preferred Stock is not classified as a liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both liabilities and Equity.

      At December 31, 2003 and 2002, Alpine has outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 178 shares of 9% Cumulative Convertible Preferred Stock ("9% Preferred Stock").

      The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock and the 9% Preferred Stock. Each share is convertible at any time into 691 shares of Alpine common stock at a conversion price of $5.02 per share, subject to customary adjustments, and is redeemable by Alpine at any time, in whole or in part at a price equal to the liquidation value per share. The 9% Senior Preferred Stock carries 100 votes per share, votes as a single class with Alpine's common stock on all matters submitted to stockholders and is entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the preferred stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 9% Senior Preferred Stock as to dividends or liquidation preference; or (iii) merge into, consolidate with, or sell all or substantially all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights. The 9% Preferred Stock is convertible into 105 1/2 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. STOCKHOLDER RIGHTS AGREEMENT

      Under the Company's Stockholder Rights Plan, last amended in March 2003 ("the Plan"), a Preferred Share Purchase Right ("Right") is attached to each share of common stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $75.00, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of common stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons (other than certain grandfathered persons) acquire beneficial ownership of 15% (or in the case of Steven S. Elbaum, 40%) or more of the outstanding common shares) or commence a tender offer that would result in a person or group acquiring, beneficial ownership of 15% or more of the outstanding common shares. Grants of stock options and restricted stock by the board of directors of the Company (and its committees) to its officers, will not by itself cause an officer to become an acquiring person. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of common stock of the Company or stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of common stock. The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on February 17, 2009 at a redemption price of $0.01 per Right. At December 31, 2003, 200,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

      The Company's reportable segments have historically been the strategic businesses of Superior that offer different products and services to different customers. These segments were communications, magnet wire (formerly known as OEM) and electrical. The communications segment includes copper and fiber optic outside plant and premise wire and cable, and all of Superior Israel's products. The magnet wire segment includes magnet wire and related products. The electrical segment includes building and industrial wire and cable. The operations of DNE Systems and Superior Israel have historically been included within the communications segment. As a result of the Electrical Acquisition and the deconsolidation of Superior effective December 11, 2002, the Company's reportable segments for periods after December 11, 2002 consist of the electrical segment and DNE. Accordingly, the segment information presented below has been restated to separately present segment information for DNE for all periods presented. The segment information presented below for the year ended December 31, 2002 includes the results of the magnet wire and communication segments through December 11, 2002.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              2003            2002           2001
                                                           -----------    -----------    -----------
                                                                        (IN THOUSANDS)
Net sales:
   Communications(a) ...................................   $      --      $   433,602    $   695,731
   Magnet wire .........................................          --          464,536        533,634
   Electrical (b) ......................................       302,112        465,869        486,900
   DNE(c) ..............................................        28,372         38,413         31,037
                                                           -----------    -----------    -----------
                                                           $   330,484    $ 1,402,420    $ 1,747,302

Depreciation and amortization expense:
   Communications ......................................   $      --      $    17,760    $    21,144
   Magnet wire .........................................          --           12,592         11,921
   Electrical ..........................................           690          7,601          9,945
   DNE .................................................           336            731            720
   Corporate and other .................................            79          2,586          2,720
   Amortization of goodwill ............................          --             --           21,163
                                                           -----------    -----------    -----------
                                                           $     1,105    $    41,270    $    67,613

Operating income (loss):
   Communications ......................................   $      --      $    19,023    $    95,775
   Magnet wire .........................................          --           38,128         48,791
   Electrical ..........................................       (14,398)       (10,591)        (4,074)
   DNE .................................................         5,825          5,071          4,852
   Corporate and other .................................        (2,039)       (24,307)       (27,912)
   Restructuring and other charges and asset impairments       (14,144)      (500,201)       (10,749)
   Amortization of goodwill ............................          --             --          (21,163)
                                                           -----------    -----------    -----------
                                                           $   (24,756)   $  (472,877)   $    85,520

Total assets:
   Communications ......................................   $      --      $      --      $   465,319
   Magnet wire .........................................          --             --          294,674
   Electrical ..........................................        87,923        158,793        256,370
   DNE .................................................         9,459         12,326         17,567
   Corporate and other .................................        10,406         12,002        918,221
                                                           -----------    -----------    -----------
                                                           $   107,788    $   183,121    $ 1,952,151

Capital expenditures:
   Communications ......................................   $      --      $     3,207    $    15,826
   Magnet wire .........................................          --            1,995          5,352
   Electrical ..........................................         7,374          3,139          2,655
   DNE .................................................         1,162            641            915
   Corporate and other .................................            25          1,033          2,516
                                                           -----------    -----------    -----------
                                                           $     8,561    $    10.016    $    27,264

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

----------

(a) Net sales to the regional Bell operating companies ("RBOCs") and major independent telephone companies accounted for 42% and 42% of the
      Communication Group net sales for the years ended December 31, 2002 and 2001, respectively. Superior Israel net sales represent 24% and 18% of the Communication Group net sales for the years ended December 31, 2002 and 2001, respectively. Two customers accounted for 15% and 11% of the Communications Group net sales for the year ended December 31, 2001.

(b) One customer accounted for 18% of net sales for the year ended December 31, 2003. No other customer accounted for more than 10% of net sales in any of the years presented.

(c) The U.S. Department of Defense represented 56%, 55% and 39% of DNE's total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002 one commercial customer accounted for 13% of DNE's total revenues. In 2003 and 2001 no commercial customers represented more than 10% of total revenues.


      The following provides information about domestic and foreign operations for the years ended December 31, 2003, 2002 and 2001:


                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                         2003            2002            2001
                                      ----------      ----------      ----------
                                                      (IN THOUSANDS)
Net sales:
   United States ...............      $  330,484      $1,248,311      $1,542,742
   Canada ......................            --            20,296          41,964
   Israel ......................            --            89,472         125,868
   United Kingdom ..............            --            44,341          36,728
                                      ----------      ----------      ----------
                                      $  330,484      $1,402,420      $1,747,302
                                      ==========      ==========      ==========

Long-lived assets:
   United States ...............      $   17,007      $   15,384      $  375,618
   Canada ......................            --              --            10,452
   Israel ......................            --              --            64,190
   United Kingdom ..............            --              --            10,809
   Mexico ......................            --              --            49,051
                                      ----------      ----------      ----------
                                      $   17,007      $   15,384      $  510,120
                                      ==========      ==========      ==========

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The Company's unaudited quarterly results of operations for the year ended December 31, 2003 and 2002 are as follows:


                                                                           QUARTER ENDED 2003
                                                    --------------------------------------------------------------
                                                                                                                        YEAR ENDED
                                                     MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31      DECEMBER 31
                                                    -----------      -----------      ------------     -----------      -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .....................................     $    97,541      $    87,264      $    76,204      $    69,475      $   330,484
Gross profit ..................................           9,731            9,292            7,432            4,003           30,458
Operating loss.................................          (4,331)          (3,949)          (4,870)         (11,606)         (24,756)
Gain on cancellation of investment in Superior               --               --               --          854,262          854,262
Net income (loss) .............................     $    (2,314)     $    (3,774)     $    (2,698)     $   843,562      $   834,776
Net income (loss) per share of common
    stock - basic .............................     $     (0.16)     $     (0.25)     $     (0.21)     $     69.85      $     60.39

Net income (loss) per share of
common stock - diluted ........................     $     (0.16)     $     (0.25)     $     (0.21)     $     38.32      $     51.19


                                                                           QUARTER ENDED 2002
                                                    --------------------------------------------------------------
                                                                                                                        YEAR ENDED
                                                     MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31      DECEMBER 31
                                                    -----------      -----------      ------------     -----------      -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .....................................     $   376,778      $   391,797      $   368,186      $   265,659      $ 1,402,420
Gross profit ..................................          45,965           48,616           45,837           29,383          169,801
Operating loss ................................          (5,875)          (7,921)        (108,309)        (350,772)        (472,877)
Loss before extraordinary item and cumulative
   effect of accounting change ................         (20,022)         (26,069)         (95,369)        (357,609)        (499,069)
Extraordinary gain ............................              --               --               --           12,554           12,554
Cumulative effect of accounting change for
   goodwill impairment, net of minority
   interest ...................................        (388,086)              --               --               --         (388,086)
Net loss ......................................     $  (408,108)     $   (26,069)     $   (95,369)     $  (345,055)     $  (874,601)

Net loss share of common stock- basic
   and diluted:
Loss before extraordinary item and cumulative
   effect of accounting change ................     $     (1.36)     $     (1.76)     $     (6.41)     $    (23.96)     $    (33.61)
Extraordinary item ............................            0.09               --               --             0.84             0.85
Cumulative effect of accounting change for
   goodwill impairment ........................          (26.32)              --               --               --           (26.13)
Net loss (a) ..................................     $    (27.68)     $     (1.76)     $     (6.41)     $    (23.12)     $    (58.89)


(a) Net income per diluted share of common stock for the twelve months is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarterly periods may not equal the net income per share for the years ended December 31, 2002.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. RESTATEMENT

Subsequent to the issuance of the Company's 2002 consolidated financial statements, management determined that the outstanding borrowings under the revolving credit facility should have been presented as a current liability in accordance with Emerging Issues Task Force (EITF) No. 95-22, "Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement." As a result, the Company has restated its consolidated balance sheet as of December 31, 2002 to reclassify $69.0 million of borrowings under the revolving credit facility, which were previously reported as long-term debt, to a current liability in accordance with the guidance contained in EITF No. 95-22.

                                   SCHEDULE I

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                       DECEMBER 31,
                                                                                                   2003            2002
                                                                                                ---------      ---------
                          ASSETS
Current assets:
   Cash and cash equivalents ..............................................................     $     207      $   3,696
   Marketable securities ..................................................................         6,761             --
   Deferred income tax asset ..............................................................         1,061             --
   Other current assets ...................................................................           863          5,181
                                                                                                ---------      ---------
      Total current assets ................................................................         8,892          8,877
Investment in consolidated subsidiaries ...................................................        27,405         44,219
Property, plant and equipment, net ........................................................         1,159          1,214
Advances and loans to subsidiaries ........................................................         2,016             --
Long-term investments and other assets ....................................................         1,417          2,868
                                                                                                ---------      ---------
     Total assets .........................................................................     $  40,889      $  57,178
                                                                                                =========      =========



                                       LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt ......................................................     $     137      $   2,151
   Accounts payable .......................................................................            31            132
   Accrued expenses .......................................................................            82          1,889
                                                                                                ---------      ---------
      Total current liabilities ...........................................................           250          4,172
   Long-term debt, less current portion ...................................................         3,777            915
   Deferred income taxes ..................................................................        13,986
   Other long-term liabilities ............................................................         1,354         15,319
   Mandatorily redeemable Series A preferred stock ........................................         5,664             --
   Accumulated losses in excess of net investment in Superior .............................            --        865,887

Stockholders' equity:
   9% cumulative convertible preferred stock at liquidation value .........................           427            427
   Common stock, $.10 par value; authorized 25,000,000 shares; 22,146,884 and 22,084,694
   shares issued at December 31, 2003 and 2002, respectively ..............................         2,214          2,208
   Capital in excess of par value .........................................................       165,706        165,195
   Accumulated other comprehensive income (loss) ..........................................            57        (11,597)
   Accumulated deficit ....................................................................       (58,201)      (890,221)

   Shares of common stock in treasury, at cost; 11,109,872 and 7,963,203 shares at December
   31, 2003 and 2002, respectively ........................................................       (93,861)       (94,574)
   Receivable from stockholders ...........................................................          (484)          (553)
                                                                                                ---------      ---------
      Total stockholders' equity (deficit) ................................................        15,858       (829,115)
                                                                                                ---------      ---------
        Total liabilities and stockholders' equity ........................................     $  40,889      $  57,178
                                                                                                =========      =========

                                                             SCHEDULE I (CONT')

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------------------
                                                                                           2003           2002           2001
                                                                                         ---------      ---------      ---------
Revenues:
   Interest and dividend income ....................................................     $     137      $      --      $   2,791
   Gain on sale of PolyVision ......................................................            --             --          8,353
   Other income ....................................................................            70          2,914             --
                                                                                         ---------      ---------      ---------
                                                                                         $     207          2,914         11,144
                                                                                         ---------      ---------      ---------

Expenses:
   General and administrative ......................................................         1,893          2,971          2,550
   Restructuring and other charges .................................................            --          1,400          5,391
   Interest expense ................................................................           437            562          4,893
   Loss on investments in securities ...............................................            --          4,085         33,818
   Other expense ...................................................................           167             --          3,292
                                                                                         ---------      ---------      ---------
                                                                                             2,497          9,018         49,944
                                                                                         ---------      ---------      ---------
Net revenues / (expenses) ..........................................................        (2,290)        (6,104)       (38,800)
Gain on cancellation of equity investment in Superior (Note 1) .....................       854,262             --             --
                                                                                         ---------      ---------      ---------
   Income (loss) before income taxes, equity in net income of affiliates, equity in net income (loss) of subsidiaries, income (loss) from discontinued
      operations
      and cumulative effect of accounting change ...................................       851,972         (6,104)       (38,800)
Benefit (provision) for income taxes ...............................................          (389)         5,905         16,957
                                                                                         ---------      ---------      ---------

Loss before equity in income (loss) of affiliates, equity in net income (loss)
   of subsidiaries, income from discontinued operations and cumulative effect of
   accounting change ...............................................................        (2,679)          (199)       (21,843)
Equity in net income (loss) of affiliates ..........................................            --             --          1,300
Equity in net income (loss) of subsidiaries, net:
   Alpine Holdco ...................................................................       (16,807)        10,861             --
   Superior and others .............................................................            --       (882,233)       (16,376)
                                                                                         ---------      ---------      ---------
Gain (loss) from continuing operations before cumulative effect of accounting change       834,776       (871,571)       (36,919)

Income from discontinued operations ................................................            --             --          5,935
Cumulative effect of accounting change for goodwill impairment .....................            --         (3,030)            --
                                                                                         ---------      ---------      ---------
      Net income (loss) ............................................................     $ 834,776      $(874,601)     $ (30,984)
                                                                                         =========      =========      =========

                                                             SCHEDULE I (CONT')

                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                         ---------------------------------------
                                                                                           2003           2002           2001
                                                                                         ---------      ---------      ---------
Cash flows used by operating activities ............................................     $  (1,104)     $  (8,727)     $  (4,156)
Cash flows from investing activities:
   Investments in and advances to subsidiaries .....................................        (1,899)       (13,689)            --
   Capital expenditures ............................................................           (25)            --             --
   Purchase of marketable securities ...............................................        (6,672)            --             --
   Proceeds from sale of marketable securities and other investments................                       23,530         10,022
   Purchase of investment in derivatives ...........................................                           --         (4,125)
   Proceeds from sale of (investment in) PolyVision ................................         1,296             --         41,393
   Restricted cash .................................................................                           87          3,904
   Other ...........................................................................                            2            (10)
                                                                                         ---------      ---------      ---------
Cash flows provided by (used for) investing activities .............................        (7,300)         9,930         51,184
                                                                                         ---------      ---------      ---------
Cash flows from financing activities:
   Borrowings (repayments) under revolving credit facility, net ....................            --             --        (47,102)
   Long-term borrowings ............................................................            --             --         23,465
   Debt / equity issuance costs ....................................................           (39)            --             --
   Repayments of long-term borrowings ..............................................        (2,247)       (30,755)        (1,246)
   Issue of preferred stock ........................................................         6,940             --             --
   Dividends on preferred stock ....................................................          (206)           (38)           (38)
   Proceeds from stock options exercised ...........................................            --            139             --
   Purchase of treasury shares .....................................................            (5)           (76)          (181)
   Proceeds from minority interest in sub ..........................................           471             --             --
   Other ...........................................................................             1             --          1,746
                                                                                         ---------      ---------      ---------
Cash flows provided by (used for) financing activities .............................         4,915        (30,730)       (23,356)
                                                                                         ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ...............................        (3,489)       (29,527)        23,672
Cash and cash equivalents at beginning of year .....................................         3,696         33,223          9,551
                                                                                         ---------      ---------      ---------
Cash and cash equivalents at end of year ...........................................     $     207      $   3,696      $  33,223
                                                                                         =========      =========      =========



Supplemental cash flow disclosures:
   Cash paid for interest .........................................................      $     543      $   2,300      $   4,134

   Cash paid (refunded) for income taxes, net .....................................      $  (1,385)     $  (4,275)     $   3,612

                                                             SCHEDULE I (CONT')
                             THE ALPINE GROUP, INC.
                                (PARENT COMPANY)


                                                                                             DECEMBER 31,
                                                                                           ----------------
                                                                                            2003      2002
                                                                                           ------    ------
                                                                                           (IN THOUSANDS)
Long-term debt consists of:
6% Junior Subordinate Notes, net of discount of $1.3 million........................       $3,059    $   --
12.25% Senior Secured Notes (due 2003, principal amount $12.2 million)..............           --     2,056
Promissory loans secured by investments in securities...............................           --        --
Other...............................................................................          855     1,010
                                                                                           ------    ------
                                                                                            3,914     3,066
Less current portion................................................................          137     2,151
                                                                                           ------    ------
                                                                                           $3,777    $  915
                                                                                           ------    ------


         Minimum current maturities of long-term debt outstanding as of December
31, 2003 are as follows:
                                                                                                  AMOUNT
FISCAL YEAR                                                                                  (IN THOUSANDS)
-----------                                                                             -----------------------
2004................................................................................             $ 137
2005................................................................................               142
2006................................................................................               148
2007................................................................................             1,240
2008................................................................................             1,246
Thereafter..........................................................................             2,286

                                                                    SCHEDULE II

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                       ADDITIONS

                                                             ---------------------------------
                                             BALANCE AT       CHARGED TO       CHARGED TO
                                              BEGINNING        COSTS AND           OTHER                            BALANCE AT
DESCRIPTION                                   OF PERIOD        EXPENSES          ACCOUNTS       DEDUCTIONS        END OF PERIOD
-----------                                  ----------       ---------         ---------      -----------        -------------
YEAR ENDED DECEMBER 31, 2003:
Allowance for restructuring activities....       $1,427         $13,555               --       $(13,981)(a)              $1,001
Allowance for doubtful accounts...........          413             138               --             243                    308
LIFO reserve                                         --           9,007               --              --                  9,007
YEAR ENDED DECEMBER 31, 2002:
Allowance for restructuring activities....          608          10,076               --         (9,257)(d)               1,427
Allowance for doubtful accounts...........        8,391           1,043               --         (9,021)(e)                 413
LIFO reserve                                      4,631         (4,631)               --                 --                  --
YEAR ENDED DECEMBER 31, 2001:
Allowance for restructuring activities....        2,326             194               --         (1,912)(a)                 608
Allowance for doubtful accounts...........        4,998           2,820         1,658(c)         (1,085)(b)               8,391
LIFO reserve..............................     (16,722)          21,353               --                 --               4,631

-----------

(a)   Payments for restructuring liabilities

(b)   Write-offs net of recoveries

(c)   Reclassified from other accounts

(d)   Payments for restructuring liabilities...................  $ (6,043)
      Effect of Superior deconsolidation.......................    (3,214)
                                                                 --------
                                                                 $ (9,257)
                                                                 ========

(e)   Write-offs net of recoveries.............................  $ (1,275)

      Effect of Superior deconsolidation.......................    (7,746)
                                                                 --------
                                                                 $ (9,021)
                                                                 ========