Form 10-K/A
period 2003-12-31
ALPINE GROUP INC /DE/
filed 2004-04-29
CIK 4164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                   FORM 10-K/A

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                             ON WHICH REGISTERED
        -------------------                             -------------------
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X| -

      At April 15, 2004, the registrant had 13,487,637 shares of common stock, par value $.10 per share, outstanding. The aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on June 30, 2003 was approximately $9.4 million based on the closing price of $.80 per share of such common stock on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The Board of Directors of The Alpine Group, Inc. ("Alpine" or the "Company") consists of three classes of directors, with terms expiring in successive years, and the directors serve until their successors are duly elected.

                                         YEAR FIRST
                                            ELECTED
NAME                              AGE      DIRECTOR    POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE
----                              ---      --------    -------------------------------------------------------

Kenneth G. Byers, Jr.........      60          1993    President  of  Byers  Engineering  Company,  a  telecommunications  technical services and software firm, since 1971.

Steven S. Elbaum.............      55          1980    Chairman  of the  Board of  Directors  and  Chief  Executive  Officer  of the
                                                       Company  since 1984.  Chairman of the Board of Directors  of Superior  Cables
                                                       Ltd. (formerly known as Cables of Zion United Works,  Ltd.), an Israel-based, publicly traded wire and cable  manufacturer and an affiliate of the Company.
                                                       Chairman of the Board of Directors  of Spherion  Corporation  (NYSE:  SFN), a
                                                       provider of  staffing,  recruiting  and  workforce  solutions.  A director of
                                                       Vestaur Securities, Inc., (AMEX: VES), a closed end fund.

Randolph Harrison............      71          1980    Private  investor and  consultant  to Poten & Partners,  Inc.,  an energy and shipping industry consulting firm.

John C. Jansing..............      78          1978    Private investor.  Lead director of Vestaur Securities, Inc.

James R. Kanely..............      62          1993    Private investor.

Bragi F. Schut...............      63          1983    Retired.  Executive  Vice  President  of the  Company  from  1986  until  his retirement in February 2002. A director of Superior Cables Ltd.

      The Board of Directors has determined that James R. Kanely, the chairman of the Audit Committee of the Board of Directors, meets the criteria of an audit committee financial expert as that term is defined by the United States Securities and Exchange Commission. The designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification, nor does it affect the duties, obligations or liability of any other member of the audit committee or board of directors. Mr. Kanely is an "independent" director as that term is used in Item 7(d) 3(iv) of Schedule 14A under the Securities Exchange Act of 1934 and under Section 303A.06 of the New York Stock Exchange Rules and Regulations.

EXECUTIVE OFFICERS

      Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board of Directors.

NAME                       AGE        POSITION WITH THE COMPANY AND OTHER BUSINESS EXPERIENCE

Steven S. Elbaum            55        Chairman of the Board of  Directors  and Chief  Executive  Officer of the Company  since 1984.
                                      From 1996  through  2002,  Mr.  Elbaum was Chairman  and Chief  Executive  Officer of Superior
                                      TeleCom Inc.  ("Superior  TeleCom"),  a manufacturer of wire and cable products,  and a former majority-owned  subsidiary  of the  Company,  and  Chairman  of its Board of  Directors  until
                                      November 11, 2003.

K. Mitchell Posner          54        Executive  Vice-President  of the Company  since March 2003.  From June 2000  through  October
                                      2002,  a managing  director of UBS Global  Management,  Inc.,  a global  investment  and money management  firm and a subsidiary  of UBS AG. From October 1997 until June 2000,  President of
                                      Camulus Capital, LLC, a financial and management consulting firm.

David A. Owen               58        Chief  Financial  Officer of the Company since May 2003.  Senior  Vice-President  - Finance of
                                      Essex  Electric Inc.  ("Essex  Electric"),  a subsidiary of the Company,  since December 2002.
                                      From November 1998 until December 11, 2002 Mr. Owen was Executive  Vice-President - Finance of
                                      Superior TeleCom.

Harold M. Karp              44        President  of Essex  Electric  since  December  2002.  President  of the  Electrical  Group of
                                      Superior TeleCom from January 2001 until December 11, 2002. Senior Vice- President--Operations of Superior TeleCom's Communications Group from October 1996 through December 2000.

Stewart H. Wahrsager        54        Senior  Vice-President  and General Counsel of the Company from January 1996 until April 2001, and since January  2004.  Corporate  Secretary of the Company since January 1996.  Senior Vice
                                      President and General  Counsel of Superior  TeleCom from April 2001 through  December 31, 2003 and Corporate Secretary of Superior TeleCom from October 1996 through December 2003.

      Superior TeleCom and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 3, 2003. On such date the Company owned 48.9% of the outstanding common stock of Superior TeleCom and Mr. Elbaum was Chairman of its board of directors. Mr. Elbaum resigned as Chairman on November 10, 2003, the date Superior TeleCom's Plan of Reorganization became effective and it emerged from bankruptcy.

CODE OF ETHICS

      The Company has adopted a Code of Ethics that applies to all employees, including its Chief Executive Officer, who is its principal executive officer, and Chief Financial Officer, who is its principal financial and accounting officer. A copy of the Code of Ethics may be obtained from the Company free of charge. Requests should be directed to the Corporate Secretary at the principal executive office of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2003, the Company believes that each of the persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was in compliance with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information during the years ended December 31, 2003, 2002 and 2001 with respect to compensation earned by or paid to the Company's Chief Executive Officer, each of the other most highly compensated executive officers of the Company other than the Chief Executive Officer and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION(1)                      LONG-TERM
                                                ----------------------                 COMPENSATION AWARDS
NAME AND PRINCIPAL                                                                      -------------------
-------------------        FISCAL                                   OTHER ANNUAL    RESTRICTED       OPTION
  POSITION                  YEAR      SALARY (2)       BONUS(3)     COMPENSATION     STOCK(4)        SHARES(5)     OTHER(6)
  --------                  ----      ----------       --------     ------------     --------        ---------     --------
Steven S. Elbaum             2003     $  621,920     $  186,576     $   48,163(7)  $  114,000        450,000     $   40,676
Chairman and Chief           2002        175,000                       581,410(7)                                 3,781,146(8)
Executive Officer            2001        175,000        525,000         75,060(7)                                    15,697

K. Mitchell Posner           2003     $  206,038     $   62,250     $   39,588(9)  $   76,000        300,000     $  133,668
Executive Vice-President     2002
                             2001

David A. Owen                2003     $  247,596     $   94,279                    $   15,200         55,000     $   10,611
Chief Financial Officer      2002         10,316                                                                        542
                             2001

Harold M. Karp               2003     $  250,008     $  131,252                    $   15,200        125,000     $   19,261
President of Essex           2002         10,417        100,000                                                         534
Electric Inc.                2001

David S. Aldridge            2003     $   13,462
Chief Financial Officer      2002         50,000                                                                 $  996,035(12)
(10)                         2001         50,000     $  100,000     $   14,267(11)                                   25,973


----------

(1) The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2) Forty (40%) percent of the amount shown was not paid to Mr. Elbaum in cash but rather in deferred shares of the common stock, par value $.10 per share of the Company ("Alpine Common Stock"). See the description of Mr. Elbaum's employment agreement under "Employment Agreements". Does not include salary of $725,000 paid to Mr. Elbaum by Superior TeleCom during each of the years ended December 31, 2002 and 2001.

      The amounts shown for (i) Messrs. Owen and Karp in respect of the year ended December 31, 2002 represent wages paid commencing December 11, 2002, the date of the Electrical Acquisition (as defined below in "Item 13. Certain Relationships and Related Transactions"), through the end of 2002 and (ii) for Mr. Aldridge in respect of the year ended December 31, 2003 represents wages paid during that year through the resignation of Mr. Aldridge in May 2003. The amount shown for Mr. Posner represents wages paid commencing March 11, 2003, the date of his commencement of employment.

(3) In December 2001, the Executive Compensation and Organization Committee of the Board of Directors (the "Compensation Committee") awarded discretionary cash transaction bonuses to certain executives in recognition of their contributions to the successful disposition of the Company's investment in PolyVision Corporation ("PolyVision") pursuant to the merger of PolyVision and a wholly owned subsidiary of Steelcase Inc. in November 2001 (the "PolyVision Merger"). These discretionary cash transaction bonuses were paid in February 2002 as follows: Mr. Elbaum, $525,000 and Mr. Aldridge, $100,000.

      Pursuant to the terms of each executive's employment agreement with Essex Electric, (i) Mr. Karp received (a) a $100,000 one-time, lump sum signing bonus, which is included in the amount shown for the year ended December

      31, 2002, and (b) a retention bonus of $56,250 included in the amount shown for the year ended December 31, 2003, and (ii) Mr. Owen received a retention bonus of $20,000 included in the amount shown for the year ended December 31, 2003.

      In February 2004, the Compensation Committee recommended to the Board of Directors, and the Board of Directors approved, incentive compensation cash bonuses for fiscal 2003 for the named executives which were paid in March 2004. Accordingly, the respective amounts of such bonuses are included in the amounts shown for the year ended December 31, 2003 as follows: Mr. Elbaum, $186,576; Mr. Posner, $62,250; Mr. Owen, $74,279; and Mr. Karp, $75,002.

(4) Based on the closing price of $0.76 of Alpine Common Stock on June 20, 2003, the date on which the restricted stock grant was made by the Company. Restrictions in respect of these restricted stock awards automatically are released in installments of one-third of the total award granted to each named executive on each of the first three anniversary dates of grant. The following table presents the number of shares of restricted stock awarded to the named executive officers during the year ended December 31, 2003 and the aggregate value of such restricted stock, based on the closing price of $0.95 of the Alpine Common Stock on December 31, 2003:

                                                                AGGREGATE VALUE
                              SHARES OF RESTRICTED STOCK         OF RESTRICTED
                                    GRANTED AS OF                 STOCK AS OF
      NAME                        DECEMBER 31, 2003            DECEMBER 31, 2003
      ----                        -----------------            -----------------

      STEVEN S. ELBAUM                 150,000                     $142,500
      K. MITCHELL POSNER               100,000                       95,000
      HAROLD M. KARP                    20,000                      19,000
      DAVID A. OWEN                     20,000                      19,000

      In addition to the restricted stock awards from the Company during the period covered by the above table, during 2001, Mr. Elbaum, in his capacity as an officer and employee of Superior TeleCom, was granted 350,000 restricted shares of common stock, par value $.01 per share of Superior TeleCom ("Superior Common Stock") by Superior TeleCom. All shares of restricted Superior Common Stock were cancelled pursuant to the Superior TeleCom Plan of Reorganization.

(5) During 2000, Messrs. Elbaum and Aldridge were granted options to purchase from the Company a total of 67,000 and 22,000, respectively, issued and outstanding shares of common stock, par value $.001 per share, of PolyVision that were owned by the Company ("PolyVision Options"). The PolyVision Options were cancelled as part of the PolyVision Merger. In consideration of such cancellation, Messrs. Elbaum and Aldridge received cash payments from the Company during February 2003 of $134,325, and $43,770, respectively. This payment approximated the value of the options based upon the mid-range "Black-Scholes" valuation.

      During the year ended December 31, 2001, Mr. Elbaum in his capacity as an officer and employee of Superior TeleCom received a grant of stock options to purchase 677,612 shares of Superior Common Stock and a replacement stock option grant to purchase 572,388 shares of Superior Common Stock. All options to purchase shares of Superior Common Stock were cancelled pursuant to the Superior TeleCom Plan of Reorganization.

(6) The amounts set forth include (i) an accrual under the Superior Teletec Inc. ("Teletec") Senior Executive Retirement Plan (the "Teletec SERP"), which the Company assumed at the time of the acquisition of Teletec by the Company in 1993, for the payment of future annuities to Mr. Aldridge, (ii) medical reimbursement for Messrs. Elbaum, Posner and Aldridge, (iii) with respect to Mr. Karp, an automobile allowance for the period December 12 - December 31, 2002 and all of 2003, as well as club membership dues for 2003; with respect to Mr. Owen, an automobile allowance for the period December 12-31, 2002 and all of 2003; with respect to Mr. Posner, an automobile allowance for the period March 11 through December 31, 2003, and with respect to Mr. Aldridge, value of the use of a company-owned automobile for the years 2001 and 2002, (iv) book value of an automobile transferred to Mr. Elbaum in 2002, (v) imputed premium costs of group term life insurance for all of the named executive officers, (vi) with respect to Mr. Elbaum, imputed premium costs of endorsement split dollar life insurance and in 2003 reimbursement for club membership in the amount of $17,500 and annual dues in the amount of $4,325 in accordance with his employment agreement; and (vii) in respect of Mr. Posner, a relocation allowance and reimbursement of expenses of $122,036 in connection with his relocation to New Jersey in 2003 pursuant to his employment arrangement with the Company.

(7) Represents the contractual forgiveness of loans made to Mr. Elbaum prior to the effective date of the Sarbanes-Oxley Act of 2002 in connection with
      (i) the tax consequences of certain restricted stock awards and the exercise of certain stock options and (ii) in respect of the year ended December 31, 2002, the relinquishment of certain split-dollar insurance arrangements.

(8) In addition to the amounts paid to Mr. Elbaum in 2002 as noted in footnote 6, the amount set forth also includes (i) $2,894,180, which represents the sole and final distribution made directly to Mr. Elbaum in 2002 in connection with the cessation of all benefit accruals under the Alpine Senior Executive Retirement Plan ("SERP") in 2001, as approved by the Compensation Committee, (ii) $750,000 paid to Mr. Elbaum in 2002 representing the unpaid termination balance due to him pursuant to the terms of his employment agreement with Superior TeleCom upon his resignation as Chief Executive Officer of Superior TeleCom, which the Company assumed in connection with the Electrical Acquisition and (iii) $134,325 paid to Mr. Elbaum in 2002 in consideration for the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock, as described in footnote 5 above.

(9) Represents payment to Mr. Posner for the tax consequences of a relocation allowance and reimbursement of relocation expenses, as described in footnote 6 above.

(10) Mr. Aldridge resigned as Chief Financial Officer of the Company in May 2003, at which time Mr. Owen was named Chief Financial Officer.

(11)  Represents  the  contractual  forgiveness  of a loan to Mr.  Aldridge  for
      certain  fringe   benefits  made  prior  to  the  effective  date  of  the
      Sarbanes-Oxley Act of 2002.

(12) In addition to the amounts paid to Mr. Aldridge in 2002 as noted in footnote 6, the amount set forth also includes (i) $698,871, which represents the sole and final distribution made directly to Mr. Aldridge in 2002 in connection with the cessation of all benefit accruals under the SERP in 2001, as approved by the Compensation Committee, (ii) $244,229 paid to Mr. Aldridge in 2002, which represents the discounted present value of his accrued benefit under the Teletec SERP, which the Company determined to liquidate, as approved by the Compensation Committee, and
      (iii) $43,770 paid to Mr. Aldridge in 2002 in consideration for the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock, as described in footnote 5 above.

             STOCK OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2003

                                                                                           POTENTIAL REALIZABLE VALUE
                            NUMBER OF       % OF TOTAL                                      (AT ASSUMED ANNUAL RATES
                            SECURITIES        OPTIONS                                      OF STOCK PRICE APPRECIATION
                            UNDERLYING      GRANTED TO       EXERCISE                           FOR OPTION TERM)
                             OPTIONS         EMPLOYEES        PRICE       EXPIRATION            ----------------
NAME                         GRANTED          IN 2003         ($/SH)         DATE              5%              10%
----                         -------          -------         ------         ----              --              ---
STEVEN S. ELBAUM             450,000            32.2%         $0.76        6/20/13         $215,082         $545,060
K. MITCHELL POSNER           300,000            21.5%          0.76        6/20/13          143,388          363,373
HAROLD M. KARP               125,000             9.0%          0.76        6/20/13           59,745          151,406
DAVID A. OWEN                 55,000             3.9%          0.76        6/20/13           26,288           66,618


             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2003 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2003:

                                 EXERCISED DURING             NUMBER OF SHARES UNDERLYING              VALUE OF UNEXERCISED
                                       2003                       UNEXERCISED OPTIONS                 IN-THE-MONEY OPTIONS(1)
                                       ----                       -------------------                 -----------------------
                          SHARES ACQUIRED      VALUE
NAME                        ON EXERCISE      REALIZED       EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                        -----------      --------       -----------       -------------       -----------       -------------

Steven S. Elbaum                    --          --                  --             450,000                --            $85,500
K. Mitchell Posner                  --          --                  --             300,000                --              57,000
Harold Karp                         --          --                  --             125,000                --              23,750
David A. Owen                       --          --                  --              55,000                --              10,450
David S. Aldridge                   --          --              28,000                  --                --                  --

----------

(1) Based upon the closing price of $0.95 of the Alpine Common Stock on December 31, 2003.

                                  PENSION PLAN

      Each of Messrs. Elbaum, Schut and Aldridge participated in the SERP, an unfunded non-qualified defined benefit plan. Benefit accruals under the SERP for Messrs. Elbaum, Schut and Aldridge were frozen as of June 14, 2001. The sole and final distribution of the accrued benefit made directly to each of Messrs. Elbaum, Schut and Aldridge in 2002 in connection with the cessation of all benefit accruals under the SERP in 2001 was as follows: Mr. Elbaum, $2,894,180; Mr. Schut, $2,290,781; and Mr. Aldridge, $698,871. The Company contributed an amount equal to not more than 15% of the frozen accrued benefits for Messrs. Elbaum and Schut to so-called "rabbi" trusts, all or a portion of which to be utilized to pay the premiums on second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut, as described under "Item 13. Certain Relationships and Related Transactions." In January 2004, the Company, upon approval of the Compensation Committee, liquidated the life insurance contracts and terminated the "rabbi" trusts. The proceeds in respect of Mr. Elbaum were contributed to a rabbi trust under the SERP in accordance with its provisions.

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

      Until 2001, when the Board of Directors terminated the retirement benefit plan for Board members, a non-employee director with at least five years of service would receive, upon reaching age 70 and termination of service to the Company, a retirement benefit of $10,000 per year for 15 years after his retirement, payable to the director or the director's beneficiaries in the event of his death. The Company made mandatory lump sum distributions in 2002 equal to the present value of certain non-employee director's retirement benefits. Retired non-employee directors, Joseph Kell and Gene Lewis, who had commenced receiving annual retirement benefits as of the date of the termination of the retirement benefit plan, continued to receive their vested annual retirement benefits, which, for Mr. Kell, ended in January 2003 and, for Mr. Lewis, will end in July 2013.

EMPLOYMENT AGREEMENTS

      Pursuant to an agreement entered into with Superior TeleCom in connection with the Electrical Acquisition and Superior TeleCom's September 2002 amendment to its credit facility, Mr. Elbaum resigned as Chief Executive Officer of Superior TeleCom as of December 31, 2002. During 2001 and 2002, Mr. Elbaum served as Chairman and Chief Executive Officer of the Company at reduced compensation pursuant to a letter agreement between Mr. Elbaum and the Company entered into in April 2001. At that time, recognizing that the Company's operations were then conducted primarily through its holdings in Superior TeleCom and its other investments, Mr. Elbaum's roles at the Company and Superior TeleCom were restructured so that he would devote substantially his full business time and focus as the Chief Executive Officer of Superior TeleCom. As a result of his resignation from Superior TeleCom, the original terms and provisions of the employment agreement between Mr. Elbaum and the Company dated April 26, 1996 were automatically reinstituted to reflect his current full-time commitment to the Company.

      Mr. Elbaum's employment agreement provides for a base salary of $621,920, subject to annual adjustment for increases in the consumer price index. On January 3, 2003, an amendment to the employment agreement provided that in respect of fiscal year 2003 his base salary would be paid in a combination of cash and Alpine Common Stock based on the closing price on such date. Specifically, the first 60% of Mr. Elbaum's base salary was paid in cash and the remaining 40% was paid in shares of Alpine Common Stock. Accordingly, in August 2003, 401,239 shares of Alpine Common Stock were credited to the Company's Deferred Stock Account Plan for the benefit of Mr. Elbaum. Such shares of Alpine Common Stock are fully vested and will be deferred for a period of five years. Under the terms of the Deferred Stock Account Plan, Mr. Elbaum will be entitled to a matching contribution in shares of Alpine Common Stock equal to 25% of the shares that are deferred for a three-year period and an additional 25% of the shares that are deferred for the full five-year period.

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

      Mr. Posner's employment with the Company commenced as of March 10, 2003. He is employed as executive vice-president reporting to, and with such duties and responsibilities as are delegated by, the chief executive officer of the Company. Mr. Posner's annual base salary is $250,000, less any amount paid to him by Essex Electric on account of direct employment with that entity. His employment arrangement also provides for an annual performance based bonus, a long-term equity incentive grant awarded to him on June 20, 2003 consisting of stock options to purchase up to 300,000 shares of Alpine Common Stock at an exercise price equal to the fair market value as of the date of grant and vesting in three equal installments on each of the first three anniversaries of the grant date; and a grant of 100,000 shares of restricted Alpine Common Stock, which restrictions are released automatically as to one-third of the aggregate number of shares so granted on each of the first three anniversaries of the grant date, and provided that Mr. Posner is still employed by the Company. Mr. Posner was also paid a relocation allowance and reimbursement of expenses in connection with his relocation to New Jersey during 2003. His employment arrangement provides for his nomination for election to the Board and also provides for certain other benefits including fringe benefits and medical, dental and other insurance benefits. Either Mr. Posner or the Company may terminate the employment relationship on sixty (60) days' prior notice to the other. Unless Mr. Posner is terminated for "cause", he will be entitled to severance in an amount ranging from seven (7) to twelve (12) months of his base salary in effect immediately prior to his termination; additionally the vesting and release date for his unvested options and unreleased restricted Alpine Common Stock will be accelerated to the next succeeding anniversary date following notice of termination.

      Mr. Owen is employed pursuant to an employment agreement with Essex Electric. Pursuant thereto, he serves as Senior Vice-President - Finance of Essex Electric and, since the resignation of Mr. Aldridge in May 2003, as Chief Financial Officer of the Company. The employment agreement provides for an annual base salary of $248,000, subject to annual review, and eligibility for an annual performance based bonus and consideration for equity based incentive awards at the discretion of the Compensation Committee. Mr. Owen received a $40,000 retention bonus which was paid in two equal installments on or about July 30, 2003 and February 29, 2004. The employment agreement also provides for certain other benefits, including fringe benefits and health and other insurance benefits. Either Mr. Owen or Essex Electric may terminate his employment at any time. In the event that Mr. Owen is terminated by Essex Electric without "cause" he will be entitled to a lump sum severance payment equal to 33 1/3% of his base salary in effect immediately prior to the time of his termination times the number of years of his employment under the employment agreement, as well as the continuation of health insurance and related benefits for 18 months thereafter. If his employment is terminated without "cause" or he terminates his employment for "good reason" within six (6) months following a "change of control" of Essex Electric, Mr. Owen is entitled to severance equal to one and one-half times his base salary in effect immediately prior to any such termination.

      Mr. Karp is employed pursuant to an employment agreement with Essex Electric. The employment agreement provides for an annual base salary of $250,000, as adjusted annually for increases in the consumer price index, plus an annual bonus based on the achievement of performance goals set by Essex Electric. Mr. Karp received a sign-on bonus of $100,000 in February 2003 and a retention bonus equal to $112,500, paid in two equal installments on or about June 30, 2003 and January 15, 2004 and subject to repayment in limited circumstances. The agreement also provides for certain other benefits, including fringe benefits and medical, dental and other insurance benefits. Mr. Karp's employment is for a term ending upon the occurrence of any of the following events: (i) death or disability of Mr. Karp; (ii) termination by Essex Electric without "cause" or for "cause"; or (iii) termination by Mr. Karp for "good reason" or without "good reason." Generally, if the Mr. Karp terminates his employment for "good reason" or Essex Electric terminates his employment without "cause", Mr. Karp is entitled to receive a severance payment equal to one times his annual salary and annual bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of Essex Electric, Mr. Karp is entitled to severance equal to three times his annual salary and bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Randolph Harrison and John C. Jansing served on the Compensation Committee during the year ended December 31, 2003. There were no compensation committee interlocks or insider (employee) participation during such period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 15, 2004, there were issued and outstanding 13,487,637 shares of Alpine Common Stock and 17,113 shares of Series A Cumulative Convertible Preferred Stock ("Series A preferred stock").(1) The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Series A preferred stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock or Series A preferred stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly filed documents with the Securities and Exchange Commission.

NAME AND ADDRESS OF                   NUMBER OF SHARES OF           PERCENT OF       NUMBER OF SHARES OF SERIES A     PERCENT OF
BENEFICIAL OWNER (1)                  COMMON STOCK (2)              CLASS (2)               PREFERRED STOCK             CLASS
-------------------                   ----------------            ---------               ---------------             -----
STEVEN S. ELBAUM                            2,767,184 (3)             20.3%                    4,426 (15)               25.9%
A. ALEX PORTNER AND PAUL ORLIN
PORTER, FELLEMAN INC.
666 FIFTH AVENUE
NEW YORK, NY 10103                           717,400 (4)               5.3%                       ---                    ---
BRAGI F. SCHUT                               643,552 (5)               4.8%                       322 (15)               1.9%
KENNETH G. BYERS, JR.                        569,410 (6)               4.2%                       500                    2.9%
JOHN C. JANSING                              360,249 (7)               2.7%                       620                    3.6%
K. MITCHELL POSNER                           200,000 (8)               1.5%                     1,316                    7.7%
STEWART H. WAHRSAGER                         106,993 (9)                *                         265                    1.5%
JAMES R. KANELY                               96,712 (10)               *                         400                    2.3%
RANDOLPH HARRISON                             69,190 (11)               *                         265                    1.5%
HAROLD M. KARP                                62,104 (12)               *                          53                     *
DAVID A. OWEN                                 38,333 (13)               *                          80                     *

ALL DIRECTORS AND EXECUTIVE                4,865,214 (14)             35.0%                     8,247                   48.2%
OFFICERS AS A GROUP

-----------

*     Less than one percent

(1) Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., One Meadowlands Plaza, Suite 200, East Rutherford, New Jersey 07073.

(2) With respect to the Company's executive officers and directors, does not include shares of Alpine Common Stock issuable upon conversion of the Series A preferred stock, because the Company's executive officers and directors have agreed not to convert the Series A preferred stock into Alpine Common Stock until the Company has a sufficient number of authorized shares of Alpine Common Stock to permit such conversion. Nevertheless, all holders of the Series A preferred stock, including the Company's executive officers and directors, are entitled to vote their shares of Series A preferred stock on an as-converted basis, together with the Alpine Common Stock. Accordingly, the Company's executive officers and directors have combined voting power, giving effect to both their interests in the Alpine Common Stock (but excluding shares credited to their respective accounts under the Company's Deferred Stock Account Plan, as to which they do not have voting power) and Series A preferred stock, as follows: Mr. Elbaum - 4,669,876 votes or 18.3%; Mr. Posner - 1,076,023 votes or 4.2%; Mr. Byers - 914,910 votes or 3.6%; Mr. Schut - 866,054 votes or 3.4%; Mr. Jansing - 788,669 votes or 3.1%; Mr. Kanely - 373,112 votes or 1.5%; Mr. Wahrsager - 288,262 votes or 1.1%; Mr. Harrison - 252,305 votes or 1.0%; Mr. Karp - 92,060 votes or less than 1%; Mr. Owen -


----------

(1) The holders of Series A preferred stock are entitled to vote their shares on an as-converted basis together with the Alpine Common Stock. Each share of Series A preferred stock is currently convertible into 691 shares of Alpine Common Stock.

      86,946 votes or less than 1%; and all executive officers and directors as a group - 10,563,891 votes or 41.0%.

(3) Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership,
      (ii) 5,000 shares owned by Mr. Elbaum as custodian for his daughter, as to which shares Mr. Elbaum disclaims beneficial ownership, (iii) 150,000 shares issuable upon exercise of certain stock options and (iv) 675,700 shares of restricted stock. An aggregate of 575,700 shares of such restricted stock and 579,974 shares received upon exercise of certain stock options have been credited to Mr. Elbaum's account under the Company's Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board of Directors of the Company. An additional 48,513 shares of restricted stock have been credited to the accounts of certain other officers of the Company under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares, and such shares are accordingly included in Mr. Elbaum's total.

(4) Based on a Schedule 13D filed with the Securities and Exchange Commission on November 15, 2001. Messrs. Porter and Orlin, as general partners or principals of certain entities, have sole power to vote, direct the vote, dispose and direct the disposition of such shares.

(5) Includes (i) 12,350 shares owned by Mr. Schut's wife, as to which shares Mr. Schut disclaims beneficial ownership, (ii) 24,050 shares issuable upon exercise of certain stock options and (iii) 36,686 shares of restricted stock.

(6) Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder and 43,208 shares issuable upon exercise of certain stock options.

(7)   Includes 128,993 shares of restricted stock.

(8) Includes 100,000 shares issuable upon exercise of certain stock options and 100,000 shares of restricted stock. An aggregate of 33,333 shares of such restricted stock have been credited to Mr. Posner's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(9) Includes 16,500 shares issuable upon exercise of certain stock options and 41,846 shares of restricted stock. An aggregate of 1,846 shares of such restricted stock have been credited to Mr. Wahrsager's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(10) Includes (i) 18,698 shares issuable upon exercise of certain stock options, (ii) 6,260 shares held in the STI 401(k) Plan and (iii) 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.

(11)  Includes 12,029 shares issuable upon exercise of certain stock options.

(12) Includes 41,667 shares issuable upon exercise of certain stock options and 20,000 shares of restricted stock. An aggregate of 6,667 shares of such restricted stock have been credited to Mr. Karp's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(13) Includes 18,333 shares issuable upon exercise of certain stock options and 20,000 shares of restricted stock. An aggregate of 6,667 shares of such restricted stock have been credited to Mr. Owen's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(14) Includes 424,485 shares issuable upon exercise of certain stock options, 1,023,225 shares of restricted stock and 18,750 shares as to which the officers and directors disclaim beneficial ownership.

(15) Includes in the case of Mr. Elbaum, and excludes in the case of Mr. Schut, 1,052 shares owned by a limited liability company, in which Messrs. Elbaum and Schut are the sole members. Mr. Elbaum has an economic interest in 574 of such shares, and Mr. Schut has an economic interest in 478 of such shares, but Mr. Elbaum, as sole manager of such limited liability company, has sole voting and dispositive power with respect to all such shares. In addition, the other shares of series A preferred stock beneficially owned by Mr. Elbaum are either held directly by Mr. Elbaum or through family-owned entities.

      In addition, there are issued and outstanding 250 shares of 9% Cumulative Convertible Senior Preferred Stock, par value $1.00 per share, of the Company, all of which are held by Patrick W. Allender, 5 Holly Leaf Court, Bethesda, Maryland 20817. The holders of the 9% Cumulative Convertible Senior Preferred Stock are entitled to 100 votes per share and vote their shares together with holders of the Alpine Common Stock.

INFORMATION ABOUT THE COMPANY'S EQUITY COMPENSATION PLANS AT DECEMBER 31, 2003 WAS AS FOLLOWS:

                                                                                                            NUMBER OF SECURITIES
                                                  NUMBER OF SECURITIES                                       REMAINING AVAILABLE
                                                   TO BE ISSUED UPON                                         FOR FUTURE ISSUANCE
                                                      EXERCISE OF                WEIGHTED-AVERAGE               UNDER EQUITY
                                                      OUTSTANDING                EXERCISE PRICE OF           COMPENSATION PLANS
                                                   OPTIONS, WARRANTS           OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
PLAN CATEGORY                                          AND RIGHTS               WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                                          ----------               -------------------       ------------------------
                                                          (A)                           (B)                          (C)
Equity Compensation plans approved by
    security holders
- 1987 Long-Term Equity Incentive Plan...                 68,550                     $4.2324                          N/A (4)
- 1997 Stock Option Plan.....................          1,290,500                      0.7696                      209,500
- 1984 Restricted Stock Plan.................             80,000                      0.7628                       12,721
                                                       ---------                                                  -----------
Subtotal - security holder approved plans              1,439,050                                                  222,221
                                                       =========                                                  ===========
Equity Compensation plans not approved by
security holders
- Stock Compensation Plan for Non-
  Employee Directors (1)                                 536,004                     $1.3941                              (5)
  - Deferred Stock Account Plan (2)                      333,936                     12.4093                              (5)
  - Individual Stock Option and Restricted
    Stock Grants (3)                                     420,000                      0.7707                              (5)
                                                       ---------                                                  -----------
 Subtotal - security holder non-approved plans         1,289,940                                                           --
                                                       ---------                                                  -----------

Total - Equity Compensation Plans .............        2,728,990                                                      222,221
                                                       =========                                                  ===========

----------

(1) The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Compensation Plan") in January 1999. Under the Stock Compensation Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining annual retainer and any meeting fees in the form of restricted common stock or non-qualified stock options in lieu of cash payment. Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant. Awards of restricted stock and stock options under the Stock Compensation Plan vest upon the earliest of the following to occur: (1) the third anniversary of the date of the grant; (ii) a non-employee director's death; and (iii) a change in control of the Company, as defined in the Stock Compensation Plan. Any shares issued pursuant to the Stock Compensation Plan will be issued from the Company's treasury stock.

(2) The Company adopted the Deferred Stock Account Plan (the "Deferred Stock Account Plan") In March 1999, an unfounded deferred compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, bonuses paid in shares of common stock of the Company (including shares of restricted stock) and shares issued upon stock option exercises. The Deferred Stock Account Plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of this plan are held in irrevocable grantor trusts. Any shares issued pursuant to the Deferred Stock Account Plan will be issued from the Company's treasury stock..

(3) In 2003, the Compensation Committee granted restricted common stock and non-qualified stock options to purchase shares of the Company's common stock under individual option agreements to certain executives and officers, exercisable at the fair market value of the common stock on the date of grant. Restricted common stock grants and stock options vest in equal annual installments over the three-year period commencing on the first anniversary date of grant or, if earlier, will fully vest upon the occurrence of a change in control in the Company. Any shares issued upon exercise of these options will be issued from the Company's treasury stock.

(4) Pursuant to the express terms of the 1987 Long-Term Equity Incentive Plan, no additional awards may be issued under this plan after 1997.

(5) The plans not approved by stockholders do not contain a specified maximum number of shares that can be issued to participants. The number of shares issued for matching contributions under the Deferred Stock Account Plan depends generally upon the individual elections made by the participants in the plan. In respect of the Individual Stock Option and Restricted Stock Grants, the number of shares granted is determined at the date of grant by the Compensation Committee. Any shares issued pursuant to these arrangements will be issued from the Company's treasury stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On  December  11,  2002,  in  accordance  with the  terms of a  definitive purchase agreement dated October 31, 2002, as amended on December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco"), a wholly owned subsidiary of Alpine, acquired the following from Superior TeleCom: (1) Superior TeleCom's electrical wire business, which is currently owned and operated by Essex Electric; (2) all of the outstanding shares of capital stock of DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products; and (3) 47% of Superior Cables Ltd., the largest Israeli-based producer of wire and cable products. The aggregate purchase price was approximately $85 million in cash plus the issuance of a warrant to Superior TeleCom to purchase up to 199 shares of the capital stock of Essex Electric. This transaction is referred to as the "Electrical Acquisition".

      In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior TeleCom entered into a Supply and Transitional Services Agreement (the "Transitional Agreement"). Under the Transitional Agreement Essex Electric, among other things, agreed to purchase from Superior TeleCom certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Transitional Agreement is based on the COMEX price plus an adder to reflect conversion to copper rod. The Transitional Agreement also provided for Superior TeleCom's provision of certain administrative services to Essex Electric and Alpine Holdco. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior TeleCom. On November 7, 2003 the Transitional Agreement was cancelled and replaced by a new Supply and Services Agreement between Superior Essex Inc. (the successor company to Superior TeleCom pursuant to the Superior TeleCom Plan or Reorganization) and Essex Electric. The new agreement provides for the supply by Superior Essex to Essex Electric of copper rod, on similar pricing terms, for 2004 and Superior Essex's provision of certain specified administrative services for a limited time in 2004. The new agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Superior Essex and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. Superior Essex may terminate its obligations to supply copper rod upon 30 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod specified in the agreement and tested on a quarterly basis. The total cost of copper rod purchased for the year ended December 31, 2003 was $99.6 million and the cost for administrative services was $4.4 million.

      Pursuant to their respective employment agreements with the Company, Steven S. Elbaum, Chairman and Chief Executive Officer of the Company, and Bragi
F. Schut,  former  Executive Vice  President of the Company,  were loaned by the

Company approximately $398,000 and $105,000, respectively, in respect of the tax consequences of certain restricted stock awards on each of September 1, 1995, 1996 and 1997. The indebtedness, which was outstanding as of April 1, 2003, bears interest at the annual rate of 5.87%. Pursuant to the terms of the agreement entered into between the Company and Mr. Elbaum in April 2001, the Company agreed that, so long as Mr. Elbaum continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, the indebtedness in respect of certain restricted stock awards (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2002. The Company also agreed that so long as Mr. Schut continues to serve as an officer or director of the Company, Superior TeleCom or any affiliate, his indebtedness in respect of certain restricted stock awards (plus accrued interest) would be forgiven over a period of 10 years commencing on January 1, 2002. Notwithstanding the foregoing, in the event that Messrs. Elbaum's or Schut's status as an officer or director of the Company, Superior TeleCom or any affiliate terminates without cause during the aforesaid 10-year period and provided that he is no longer an officer or director of the Company, Superior TeleCom or any affiliate, the entire remaining balance of his indebtedness would then automatically be forgiven. Messrs. Elbaum and Schut will pay all taxes relating to any cancellation of indebtedness income arising out of the forgiveness of the aforementioned loans.

      Effective as of March 27, 2001, Messrs. Elbaum and Schut agreed to exchange a portion of their frozen accrued SERP benefits, as described above under "Pension Plan," for Company funded second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut and their respective spouses. The annual premiums for this insurance coverage is $103,934 for the first year and $312,043 over the next three years for Mr. Elbaum and $109,141 for the first year and $219,592 over the next two years for Mr. Schut, which premiums may be recovered by the Company upon the death of Mr. Elbaum or Schut, respectively. In 2004, following approval of the Compensation Committee, the Company liquidated the insurance arrangements and the portion of the frozen accrued SERP exchanged to pay the premiums for the life insurance contracts was, in the case of Mr. Elbaum, restored to a "rabbi" trust under the SERP, and in the case of Mr. Schut, who had retired as an employee of the Company, will be paid directly to Mr. Schut. The foregoing amounts restored to the SERP "rabbi" trust in relation to Mr. Elbaum and to be paid out to Mr. Schut, respectively, reflect only previously frozen accrued SERP benefits of such individuals. In connection with its contractual obligation to relinquish certain rights under its split-dollar insurance arrangements with Mr. Elbaum, the Company converted the collateral assignment split-dollar insurance arrangements with Mr. Elbaum to endorsement split-dollar insurance arrangements and endorsed the death benefits to a trust for the benefit of Mr. Elbaum's designated beneficiaries. The Company borrowed the amount of its net cash surrender value thereunder and loaned such amounts to Mr. Elbaum in 2001. In 2002, the loans, which were for $155,864, $173,862 and $97,548, plus accrued interest thereon, were forgiven following approval of the Compensation Committee. In connection with its obligation to relinquish certain rights under its split-dollar insurance arrangement with Mr. Schut, the Company effected a tax-free exchange of the current insurance policy for a new policy on Mr. Schut's life and concurrently effected an endorsement split-dollar arrangement to protect the Company's interest. The Company paid an initial premium of $17,915 on the new policy and is required to pay nine additional consecutive annual premiums of $17,915 commencing in 2002. Upon Mr. Schut's death, the Company is entitled to recover the premiums paid.

      All of the foregoing loans were entered into prior to the effective date of the Sarbanes-Oxley Act of 2002 and no modifications have been made to these loans since that date.

      In accordance with the terms of Bragi F. Schut's former employment agreement with the Company, in 2000 he commenced receiving an annuity of $18,900 per year for 15 years.

      In accordance with the terms of James R. Kanely's former employment agreement with the Company, in 2001 he commenced receiving an annuity of $34,700 per year for 15 years. In March 2002, the Company liquidated its liability to Mr. Kanely under the Teletec SERP and is paying him an annuity of $7,378 per month for 15 years commencing in 2002.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table details the fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP, the Company's principal accountant:

                                           YEAR ENDED
                               DECEMBER 31,           DECEMBER 31,
                                  2003                   2002
                                  ----                   ----

Audit Fees                     $395,000                $460,000
Audit-Related Fees                   --                      --
Tax Fees                         75,000(1)               22,000(2)
All Other Fees                  122,000(3)                   --


(1) Fees related to the preparation of the Company's 2003 Federal and State income tax returns and quarterly estimated tax payments.

(2) Fees related to the review and signing of the Company's 2002 Federal income tax return.

(3) Fees related to services provided in connection with the filing of the Company's Registration Statement Form S-2 related to the subscription rights of holders of Alpine Common Stock to purchase Series A preferred stock ($73,000) and fees related to services provided in connection with the review of the Company's exchange tender offer filed with the United States Securities and Exchange Commission on June 23, 2003 ($49,000).

The charter of the Audit Committee includes the requirement that all audit and non-audit services provided by the independent auditor are preapproved by the Audit Committee in accordance with Section 202 of the Sarbanes-Oxley Act.

The fees outlined in the above table were preapproved by the Audit Committee in compliance with the Audit Committee charter.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(3)  Exhibits as required by Item 601 of  Regulation  S-K are listed in
Item 15(c) below.

      (c) Exhibits

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

    10(aa) Warrant dated December 11, 2002 from Essex Electric Inc. ("Essex") issued to Superior Telecom Inc. ("Superior") (incorporated by reference to Exhibit 10 (aa) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2003 (the 2003 10-K").

    10(bb) Securityholders Agreement dated as of December 11, 2002 by and among Essex, Alpine Holdco ("Holdco") and Superior (incorporated by reference to Exhibit 10 (bb) to the 2003 10-K).

    10(cc) Amendment No. 1 to Securityholders Agreement dated September 23, 2002 by and among Essex, Holdco and Superior (incorporated by reference to Exhibit 10 (cc) to the 2003 10-K).

    10(dd) Employment Arrangement between The Alpine Group, Inc. and K. Mitchell Posner, dated March 24, 2003 (incorporated by reference to Exhibit 10 (dd) to the 2003 10-K).

    10(ee) Employment Agreement between the Essex Electric Inc. and David A. Owen dated May 13, 2003 (incorporated by reference to Exhibit 10
               (ee) to the 2003 10-K).

    10(ff) Fourth Amendment, dated December 8, 2003, to Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Wells Fargo Foothill, Inc., as agent and Congress
               Financial Corporation, as documentation agent, Alpine Holdco Inc., DNE Manufacturing and Services Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as credit party (incorporated by reference to Exhibit 10
               (ff) to the 2003 10-K).

      21 List of Subsidiaries (incorporated by reference to Exhibit 21 to the 2003 10-K).

    23(a)      Consent of Deloitte & Touche LLP  (incorporated  by  reference to
               Exhibit 23 (a) to the 2003 10-K).

    23(b) Notice regarding consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23 (b) to the 2003 10-K).

    31.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32       Certification  pursuant  to 18 U.S.C.  Section  1350,  as adopted
               pursuant   to  Section   906  of   Sarbanes-Oxley   Act  of  2002
               (incorporated by reference to Exhibit 32 to the 2003 10-K).

----------

*     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2004
                                               THE ALPINE GROUP, INC.

                                               By: /s/ Steven S. Elbaum
                                                   -----------------------------
                                                       Steven S. Elbaum
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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

           NAME                     TITLE                                                        DATE
           ----                     -----                                                        ----
   /s/ Steven S. Elbaum             Chairman of the Board and Chief Executive Officer       April 29, 2004
   --------------------             (principal executive officer)


    /s/ David A. Owen               Chief Financial Officer                                 April 29, 2004
    -----------------               (principal financial and accounting officer)


/s/ Kenneth G. Byers, Jr.           Director                                                April 29, 2004
-------------------------

  /s/ Randolph Harrison             Director                                                April 29, 2004
  ---------------------

   /s/ John C. Jansing              Director                                                April 29, 2004
   -------------------

   /s/ James R. Kanely              Director                                                April 29, 2004
   -------------------

    /s/ Bragi F. Schut              Director                                                April 29, 2004
    ------------------