Form 10-Q
period 2004-03-31
ALPINE GROUP INC /DE/
filed 2004-05-04
CIK 4164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM TO
                                               ------------    ------------

                          COMMISSION FILE NUMBER 1-9078

                                   -----------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                          22-1620387
              (State or other jurisdiction of            (I.R.S. Employer
               incorporation or organization)           Identification No.)
                   ONE MEADOWLANDS PLAZA
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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    OUTSTANDING AT APRIL 28, 2004

Common Stock, $.10 Par Value                                12,885,633

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                  MARCH 31,      DECEMBER 31,
                                                                                                     2004            2003
                                                                                                 ------------------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents.................................................................          $  595           $  465
   Marketable securities, at fair value......................................................           6,608            6,761
   Accounts receivable (less allowance for doubtful accounts of $349 and $308 at
          March 31, 2004 and December 31, 2003 respectively).................................          54,259           34,560
   Inventories, net (Note 4).................................................................          31,273           42,287
   Other current assets......................................................................           3,790            3,761
                                                                                                 ------------------------------
        Total current assets.................................................................          96,525           87,834
Property, plant and equipment, net...........................................................          18,053           17,007
Other long-term assets.......................................................................           2,636            2,947
                                                                                                 ------------------------------
        Total assets.........................................................................        $117,214         $107,788
                                                                                                 ==============================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility (Notes 7).......................................................         $26,801         $ 17,189
   Current portion of long-term debt (Note 8)................................................             137              137
   Accounts payable..........................................................................          20,610           21,853
   Accrued expenses..........................................................................          11,203           12,752
   Deferred income taxes and income taxes payable............................................           8,658            7,644
                                                                                                 ------------------------------
        Total current liabilities............................................................          67,409           59,575

Long-term debt, less current portion (Note 8)................................................           3,791            3,777
Deferred income taxes........................................................................          17,078           17,595
Other long-term liabilities..................................................................           1,633            1,633
Warrant......................................................................................           1,200            1,000
Minority interest in subsidiary..............................................................           2,843            2,686
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued; 18,159
    and 18,174 outstanding at March 31, 2004 and December 31, 2003 respectively) (Note 9)....           5,658            5,664

Stockholders' equity:
   9% cumulative convertible preferred stock at liquidation value............................             427              427
   Common stock, $.10 par value; (25,000,000 authorized; 22,157,249 and 22,146,884 shares
           issued at March 31, 2004 and December 31, 2003, respectively).....................           2,215            2,214
   Capital in excess of par value............................................................         166,156          165,706
   Accumulated other comprehensive income (loss).............................................              (3)              57
   Accumulated deficit.......................................................................         (56,873)         (58,201)

   Treasury stock, at cost (11,105,598 and 11,109,872 shares at March 31, 2004 and
          December 31, 2003, respectively)...................................................         (93,853)         (93,861)
   Receivable from stockholders..............................................................            (467)            (484)
                                                                                                 ------------------------------
      Total stockholders' equity.............................................................          17,602           15,858
                                                                                                 ------------------------------
        Total liabilities and stockholders' equity...........................................        $117,214         $107,788
                                                                                                 ==============================

                   The accompanying notes are an integral part of these consolidated financial statements.


                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                        THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                     -------------------------
                                                                                                          2004          2003
                                                                                                     -------------------------

Net sales.......................................................................................          $88,833     $97,541
Cost of goods sold..............................................................................           74,939      87,810
                                                                                                    --------------------------
   Gross profit.................................................................................           13,894       9,731
Selling, general and administrative expenses....................................................            8,540      11,476
Restructuring and other charges.................................................................            1,748       2,586
                                                                                                    --------------------------
   Operating income (loss)......................................................................            3,606     (4,331)
Interest expense................................................................................            (619)     (1,151)
Other income (expense), net.....................................................................            (100)        (30)
                                                                                                    --------------------------
   Income (loss) before income taxes, minority interest,  and equity in earnings of affiliate...            2,887     (5,512)
Income tax (provision) benefit..................................................................          (1,255)       2,125
                                                                                                    --------------------------

   Income (loss) before minority interest and equity in earnings of affiliate...................            1,632     (3,387)
Minority interest in  income of subsidiary......................................................            (157)          --
Equity in earnings of affiliate.................................................................               --       1,073
                                                                                                    --------------------------


Net income (loss)...............................................................................            1,475     (2,314)
Preferred stock dividends.......................................................................            (147)         (9)
                                                                                                    --------------------------
   Net  income (loss) applicable to common stock................................................          $ 1,328    $(2,323)
                                                                                                    ==========================




Net income (loss) per share of common stock:

   Net income (loss) - basic....................................................................            $0.11     $(0.16)
   Net Income (loss) - diluted..................................................................            $0.06     $(0.16)



Weighted average shares outstanding:
   Basic........................................................................................           12,119      14,931
   Diluted......................................................................................           25,572      14,931


                   The accompanying notes are an integral part of these consolidated financial statements.



                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                       THREE MONTHS ENDED
                                                                                                         MARCH 31, 2004
                                                                                                 ----------------------------
                                                                                                     SHARES           AMOUNT
                                                                                                 ----------------------------
9% cumulative convertible preferred stock:
   Balance at beginning of period..............................................................           427         $  427
                                                                                                 ----------------------------
      Balance at end of period.................................................................           427            427
                                                                                                 ----------------------------

Common stock:
   Balance at beginning of period..............................................................    22,146,884        $ 2,214
   Shares issued pursuant to Series A Preferred Stock conversion...............................        10,365              1
                                                                                                 ----------------------------
      Balance at end of period.................................................................    22,157,249        $ 2,215


Capital in excess of par value:
   Balance at beginning of period..............................................................                      165,706
   Compensation expense related to stock options / grants net of vested shares.................                          445
   Shares issued pursuant to Series A Preferred Stock conversion...............................                            5
                                                                                                              ---------------
      Balance at end of period.................................................................                      166,156

Accumulated other comprehensive deficit:
   Balance at beginning of period..............................................................                           57
   Change in unrealized losses on securities, net of tax.......................................                         (60)
                                                                                                              ---------------
      Balance at end of period.................................................................                          (3)
                                                                                                              ---------------
Accumulated deficit:
   Balance at beginning of period..............................................................                     (58,201)
   Net income..................................................................................                        1,475
   Dividends on preferred stock................................................................                        (147)
                                                                                                              ---------------
      Balance at end of period.................................................................                     (56,873)
                                                                                                              ---------------
Treasury stock:
   Balance at beginning of period..............................................................                     (93,861)
   Stock options and grants....................................................................                            8
                                                                                                              ---------------
      Balance at end of period.................................................................                     (93,853)

Receivable from stockholders:
   Balance at beginning of period..............................................................                        (484)
   Forgiveness of officer loans................................................................                           17
                                                                                                              ---------------
      Balance at end of period.................................................................                        (467)
                                                                                                              ---------------
Total stockholders' equity.....................................................................                     $ 17,602
                                                                                                              ===============

                   The accompanying notes are an integral part of these consolidated financial statements.


                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                 ---------------------------------
                                                                                                             2004            2003
                                                                                                 ---------------------------------
Cash flows from operating activities:
   Net income (loss)..........................................................................             $1,475        $ (2,314)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
      Depreciation and amortization...........................................................                252             259
      Amortization of deferred debt issuance costs and accretion of debt discount.............                156             121
      Compensation expense related to stock options and grants................................                462             194
      Gain on sale of fixed assets............................................................               (239)             --
      Minority interest in income of subsidiary...............................................                157              --
      Increase in fair value of warrant.......................................................                200              --
      Equity in earnings of affiliates........................................................                 --          (1,073)
      Change in assets and liabilities:
        Accounts receivable, net..............................................................            (19,699)          8,171
        Inventories, net......................................................................             11,014          16,574
        Other current and non-current assets..................................................                 64          (1,605)
        Accounts payable and accrued expenses.................................................             (2,559)         (2,238)
           Income taxes.......................................................................                497          (2,172)
        Other, net............................................................................                (33)             25
                                                                                                 ---------------------------------
Cash flows provided by (used for) operating activities........................................             (8,253)         15,942
                                                                                                 ---------------------------------
Cash flows from investing activities:
   Capital expenditures.......................................................................             (1,328)         (3,279)
   Proceeds from sale of assets...............................................................                 68           2,850
                                                                                                 ---------------------------------
Cash flows used for investing activities......................................................            (1,260)            (429)
                                                                                                 ---------------------------------
Cash flows from financing activities:
   Borrowings (repayments) under revolving credit facilities, net.............................              9,612         (18,199)
   Repayments of long-term borrowings.........................................................                (31)            (22)
   Other, net.................................................................................                 62              (9)
                                                                                                 ---------------------------------
Cash flows provided by (used for) financing activities........................................              9,643         (18,230)

Net increase (decrease) in cash and cash equivalents..........................................                130          (2,717)
Cash and cash equivalents at beginning of period..............................................                465           8,139
                                                                                                 ---------------------------------
Cash and cash equivalents at end of period....................................................              $ 595          $5,422
                                                                                                 =================================
Supplemental disclosures:
   Cash paid for interest.....................................................................              $ 891          $1,298


   Cash paid for income taxes, net............................................................              $ 772            $245


                  The accompanying notes are an integral part of these consolidated financial statements.


                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1. GENERAL

      BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The Company records all affiliate companies with ownership of greater than 20%, but not majority-controlled, using the equity method of accounting.

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

      Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the past five years has held major investments in industrial manufacturing companies. Subsequent to the Electrical Acquisition, Alpine's principal operations consist of Essex Electric Inc., engaged in the manufacture and sale of electrical wire and cable, DNE
Systems, Inc., a manufacturer of multiplexers and other communications and electronic products and a 47% equity interest in Superior Israel.

      STOCK-BASED COMPENSATION PLANS

      The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.



                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                               ------------------------------
                                                                                                   2004               2003
                                                                                               ------------------------------

Net income (loss), as reported..........................................................          $1,475             $(2,314)
Add stock-based employee compensation expense included
 in reported net income (loss), net of tax..............................................             288                 115
Deduct total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects.............................            (376)               (168)
                                                                                               ------------------------------
Pro forma net income (loss).............................................................           1,387              (2,367)

Preferred stock dividends                                                                           (147)                 (9)
                                                                                               ------------------------------
  Proforma net income (loss) - applicable to common stock...............................          $1,240             $(2,376)
                                                                                               ==============================

Net income (loss) per share:
   Basic - as reported..................................................................           $0.11              $(0.16)
   Basic - pro forma....................................................................           $0.10              $(0.16)
   Diluted - as reported................................................................           $0.06              $(0.16)
   Diluted - pro forma..................................................................           $0.05              $(0.16)


      The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003, respectively: dividend yield of 0% for both periods; expected volatility of 97% and 99%, risk-free interest rate of 2.6% for both periods, and expected life of two years for both periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the three months ended March 31, 2004 and 2003 was $0.92 and $0.49, respectively. A total of 112,098 stock options were granted during the three month period ended March 31, 2004.

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

      NEW ACCOUNTING STANDARDS

      The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the three months ended March 31, 2004 and 2003, have been accounted for in accordance with SFAS No. 146.

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

      DERIVATIVES

      All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company has in the past engaged in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income with any ineffective portion immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. At December 31, 2003, the Company had approximately $13 million of copper futures contracts, representing 12 million copper pounds, outstanding as non-designated derivative instruments. These contracts were entered into to hedge 12 million copper pounds of inventory purchased in December 2003, for sale in the first quarter of 2004. These contracts were recorded at fair value at December 31, 2003 with any price fluctuations reflected in current earnings in 2003 and were liquidated in the first quarter of 2004, when the underlying asset (i.e. inventory) was sold.

      The Company does not currently utilize any hedging instruments that would qualify for hedge accounting treatment. If such transactions were to arise, the Company would formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions.

2. ELECTRICAL ACQUISITION

      On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 199 shares of the common stock of Essex Electric. The warrant is recorded as a liability in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis, with $0.2 million of expense recorded in other income (expense) for the three months ended March 31, 2004. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

      In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Transitional Agreement"). Under the Transitional Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Transitional Agreement was based on the COMEX price plus an adder to reflect conversion to copper rod. The Transitional Agreement also provided for Superior's provision of certain administrative services to Alpine Holdco and Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. On November 7, 2003, the Transitional Agreement was replaced by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (the "Supply Agreement"). The Supply Agreement includes the supply by Superior Essex Inc. to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services for a limited time in 2004. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Superior Essex Inc. and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. Superior Essex Inc. may terminate its obligations to supply copper rod upon 30 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod, tested on a quarterly basis, specified in the agreement. The total cost of copper rod purchased under the Transitional Agreement and the Supply Agreement in the first quarter of 2004 and 2003 was $15.5 million and $38.6 million, respectively, and the cost for administrative services for the first quarter of 2004 and 2003 was $0.6 million and $1.3 million, respectively.

3. ASSET SALES

      In February 2003, the Company sold its plant in Lafayette, Indiana together with the related equipment and inventory which comprised substantially all of its industrial wire business. The total purchase price was approximately $12.6 million in cash which approximated the book value of the assets sold. Additionally, the Company is leasing its Orleans, Indiana plant to the purchaser for an annual rental of $350,000. The original lease expired in February 2004 but has been extended on a month-to-month basis. The net carrying value of the Orleans plant was $0.8 million at March 31, 2004.

      In September 2003, the Company sold its plant in Anaheim, California subject to a leaseback arrangement which, at the Company's option may extend through December 31, 2004. The total gain on the sale was $2.6 million, $2.0 million of which was recognized in 2003, $0.2 million in the first quarter of 2004 and the remainder will be amortized over the remaining leaseback period.

4. INVENTORIES

      At March 31, 2004 and December 31, 2003, the components of inventories were as follows:

                                                MARCH 31,       DECEMBER 31,
                                                  2004              2003
                                           ----------------------------------
                                                    (IN THOUSANDS)

Raw materials..............................        $7,428            $17,890
Work in process............................         8,588              6,803
Finished goods.............................        31,618             26,601
                                           ----------------------------------
                                                   47,634             51,294
LIFO reserve...............................       (16,361)            (9,007)
                                           ----------------------------------
                                                  $31,273            $42,287
                                           ==================================

      Inventories valued using the LIFO method amounted to $42.2 million and $37.2 million at March 31, 2004 and December 31, 2003, respectively.

5. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 were as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                           -------------------------------------
                                                     2004                2003
                                                     ----                ----
                                                          (IN THOUSANDS)

Net income (loss)..........................        $1,475            $(2,314)
Change in unrealized
 losses on securities, net of tax                     (60)              (111)
                                           -------------------------------------
Comprehensive income (loss)................        $1,415            $(2,425)
                                           =====================================

6. RESTRUCTURING AND OTHER CHARGES

      During the three month periods ended March 31, 2004 and 2003, the Company recorded $1.7 and $2.6 million respectively, of restructuring and other charges. The first quarter 2004 charges include $0.6 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $0.6 million related to freight costs to relocate inventory, $0.3 million in facility costs relating to idled warehousing space and $0.2 million related to the wind-down of other previously closed facilities, start-up costs at the Florence location and other miscellaneous expenses related to the Company's restructuring.

      The following table illustrates the restructuring reserve and the 2004 related activities:

                                                                         DECEMBER 31,                            MARCH 31,
                                                                            2003       CHARGES     PAYMENTS        2004
                                                              -----------------------------------------------------------
                                                                                          (IN THOUSANDS)

Employee severance.........................................                 $972         $--       $(642)           $330
Facility exit costs........................................                   29         498        (527)             --
Equipment and inventory relocation costs and other costs...                   --       1,249      (1,249)             --
                                                              -----------------------------------------------------------
                                                                          $1,001      $1,747     $(2,418)           $330
                                                              ===========================================================

7. REVOLVING CREDIT FACILITY

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

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at March 31, 2004 and December 31, 2003 was 4.6% and 4.5%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at March 31, 2004. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE Systems in connection with its U.S. government contracts. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in December 2007. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability.

      The Companies may terminate the Revolving Credit Facility at any time upon 45 days prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days prior written notice, permanently reduce the maximum committed amount without penalty or premium. At March 31, 2004 and December 31, 2003, outstanding borrowings under the Revolving Credit Facility were $26.8 million and $17.2 million, respectively. At March 31, 2004 the Companies had $26.5 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

8. LONG-TERM DEBT

      At March 31, 2004 and December 31, 2003, long-term debt consists of the following:


                                                                               MARCH 31,     DECEMBER 31,
                                                                                  2004            2003
                                                                               -------------------------
                                                                                     (IN THOUSANDS)

6% Junior Subordinated Notes, net of $1.2 million discount..............          $3,103         $3,059
Other                                                                                825            855
                                                                               ----------    -----------

                                                                                   3,928          3,914
Less current portion of long-term debt..................................             137            137
                                                                               ----------    -----------

                                                                                  $3,791         $3,777
                                                                               ==========    ===========


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

9. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

      On June 23, 2003 the Company completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 691 shares of Alpine common stock from and after November 11, 2003; provided that the purchasing officers and directors have agreed not to convert until such time as they are advised by the Company that it has a sufficient number of authorized but unissued shares of common stock of the Company to permit such conversion.. The Company may cause conversion of the Series A Preferred Stock into common stock after March 31, 2004, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

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

10. INCOME (LOSS) PER SHARE

         The computation of basic and diluted income (loss) per share for the three months ended March 31, 2004 and 2003 is as follows:


                                                                        THREE MONTHS ENDED MARCH 31,
                                                               2004                                            2003
                                              -----------------------------------------       ------------------------------------
                                               NET INCOME      SHARES      PER SHARE             NET LOSS       SHARES  PER SHARE
                                                                            AMOUNT                                       AMOUNT
                                              -----------------------------------------       ------------------------------------

Net income (loss)..........................         $1,475                                         $(2,314)
Less: preferred stock dividends............          (147)                                              (9)
                                              -------------                                    -------------
Basic income (loss) per common share.......         $1,328     12,119       $0.11                  $(2,323)     14,931    $(0.16)

Effect of dilutive securities:
  Restricted stock plans...................                       351
  Stock option plans.......................                       486
  Convertible preferred stock..............            147     12,616
                                              ------------------------
Diluted income (loss) per share                     $1,475     25,572       $0.06                  $(2,323)     14,931    $(0.16)


      Diluted earnings per share for the three month period ended March 31, 2004 excludes the effect of 0.2 million stock options and 0.3 million restricted stock grants that may be exercised in the future, because such effects would be antidilutive. Stock options outstanding with respect to 2.9 million shares of common stock for the three months ended March 31, 2003 have not been included in the computation of diluted earnings per share because to do so would be anti-dilutive for that period.

      The dilutive impact of the warrant held by Superior (to acquire common shares of Essex Electric) is estimated to be minimal for the three months ended March 31, 2004 and antidilutive for the three months ended March 31, 2003.

11. BUSINESS SEGMENTS

      The  Company's  reportable  segments  consist of  electrical  wire  (Essex
Electric) and communications and electronic products (DNE). The Company evaluates segment performance based on a number of factors, with operating income before restructuring and other charges, being the most critical. Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations and balance sheets.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2004            2003
                                                                             ----            ----
                                                                                 (IN THOUSANDS)

Net sales:
   Electrical........................................                        $81,937          $89,353
   DNE...............................................                          6,896            8,188
                                                                      --------------------------------
                                                                             $88,833          $97,541
                                                                      ================================

Operating income (loss):
   Electrical........................................                          4,824          $(2,721)
   DNE...............................................                          1,228            1,492
   Corporate and other...............................                           (699)            (516)
   Restructuring and other charges...................                         (1,747)          (2,586)
                                                                      --------------------------------
                                                                              $3,606         $(4,331)
                                                                      ================================



                                                                          MARCH 31,       DECEMBER 31,
                                                                            2004              2003
                                                                            ----              ----
                                                                                (IN THOUSANDS)
Total assets:
   Electrical...........................................                   $ 95,145            $87,923
   DNE..................................................                     11,756              9,459
   Corporate and other..................................                     10,313             10,406
                                                                     ----------------------------------
                                                                           $117,214           $107,788
                                                                     ==================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Alpine Group, Inc. ("Alpine") is a holding company which over the past five years has owned controlling equity interests in industrial businesses which have been operated as subsidiaries. Alpine currently owns approximately 90% of Essex Electric Inc. ("Essex Electric"), which is engaged in the manufacture and sale of electrical wire and DNE Systems, Inc. ("DNE Systems"), which is involved in the manufacture and sales of multiplexers and other communications and electronic products.

      On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired these businesses from Superior TeleCom Inc. ("Superior") and all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products, which we sometimes refer to as "Superior Israel". The purchase included the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric Inc. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. As a result Alpine Holdco and Superior currently own approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric. Superior's Warrant to purchase 199 shares of the capital stock of Essex Electric currently represents approximately 9.9% of the capital stock of Essex Electric.

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

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2003

      Consolidated sales for the quarter ended March 31, 2004 were $88.8 million, a decrease of 9% compared to sales of $97.5 million for the quarter ended March 31, 2003. The comparative sales decrease is due to lower shipments of electrical wire by Essex Electric resulting from its determination to consolidate production facilities and reduce manufacturing capacity and to reduce its exposure to certain geographic markets, distribution channels and product lines during this phase of its restructuring and repositioning.

      Essex Electric sales declined 8% from $89.3 million to $81.9 million due to the impact of the restructuring program and the sale of its automotive and industrial wire product lines in 2003, which contributed approximately $8.0 million in sales in the quarter ended March 31, 2003. After adjusting for and eliminating the comparative difference in the market price of copper, Essex Electric's principal manufacturing cost item, sales for the quarter ended March 31, 2004 declined 32% from the quarter ended March 31, 2003 and the volume of copper equivalent pounds shipped declined 37%. These anticipated declines are due largely to the impact of the restructuring and repositioning program being implemented at Essex Electric.

      DNE sales declined from $8.2 million in the first quarter of 2003 to $6.9 million for the three months ended March 31, 2004, a decrease of 16% due primarily to DNE's planned exiting in 2003 from contract manufacturing activities.

      Gross profit for the March 31, 2004 quarter was $13.9 million, a 43% increase of $4.2 million as compared to gross profit of $9.7 million for the quarter ended March 31, 2003. The gross profit margin in the March 31, 2004 quarter was 16%, compared to a gross profit margin of 10% for the three months ended March 31, 2003. The increased margin percentage reflects higher pricing and product mix changes, along with higher demand levels in the markets in which Essex Electric competes, and improved margins at DNE due to changes in product mix.

      Selling, general and administrative expense ("SG&A expense") for the three month period ended March 31, 2004 was $8.5 million, a decrease of 26%, as compared to SG&A expense of $11.5 million for the three months ended March 31, 2003 due primarily to cost reductions at Essex Electric in connection with implementation of its restructuring.

      Restructuring and other charges at Essex Electric of $1.7 million for the three months ended March 31, 2004 are described in Note 6.

      The Company's operating income for the March 31, 2004 three month period was $3.6 compared to an operating loss of $4.3 million for the comparable 2003 quarter. The increase in operating income is due to higher pricing and product mix changes at Essex Electric and margin improvements at DNE.

      Interest expense for the three month period ended March 31, 2004 was $0.6 million, representing a decrease of $0.5 million from the prior year three month period. The decrease is due to a decrease of approximately $44.0 million in the average borrowings under the Revolving Credit Facility offset partially by the interest expense on the 6% Junior Subordinated Notes issued in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

ALPINE HOLDCO

      The Electrical Acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Revolving Credit Facility"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing Company and DNE Technologies, Inc. as borrowers and DNE Systems as credit party (such parties sometimes collectively are called the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition, approximately $78 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility was last amended on December 8, 2003.

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rate plus a fixed margin. The weighted average interest rate at March 31, 2004 was 4.6%. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness.

Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and certain equipment used by DNE Systems in connection with its U.S. government contracts. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days prior written notice, permanently reduce the maximum committed amount without penalty or premium. At March 31, 2004 and December 31, 2003, outstanding borrowings under the Revolving Credit Facility were $26.8 million and $17.2 million, respectively. At March 31, 2004 the Companies had $26.5 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders. Alpine Holdco was in compliance with all applicable covenants at March 31, 2004.

      The Company estimates that Alpine Holdco capital expenditures for 2004 will approximate between $6 to $8 million. Alpine Holdco has implemented restructuring initiatives to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in costs of approximately $6 million during 2004. Incurrence of these costs is permissible under the terms of the Revolving Credit Facility. Based upon the amended terms of the Revolving Credit Facility and the projected performance of the Companies, Alpine believes that the Companies will be in compliance with the financial covenants provided for thereunder. However, in the event of any noncompliance under the Revolving Credit Facility, Alpine believes that it would be able to obtain the necessary waivers from its lenders. Furthermore, if necessary, Alpine believes it could obtain refinancing on terms and conditions generally consistent or in the aggregate, similar to those contained in the Revolving Credit Facility. However, there can be no assurance that Alpine can obtain such waivers or that alternate financing would be available. Additionally, Alpine believes that existing cash and cash equivalents, cash provided by operations and anticipated working capital reductions together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies the next twelve months.

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

      As of March 31, 2004 Alpine has unrestricted cash, cash equivalents and marketable securities of approximately $7.2 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which was increased from $1.0 million to $1.8 million, (effective January 1, 2004) and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco, plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk primarily relates to interest rates on long-term debt and copper futures used to minimize the price risk associated with copper prices (see Derivatives). The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. . At December 31, 2003, the Company had approximately $13 million of copper futures contracts, representing 12 million copper pounds, outstanding as non-designated derivative instruments. These contracts were entered into to hedge 12 million copper pounds of inventory purchased in December 2003, for sale in the first quarter of 2004. These contracts were recorded at fair value at December 31, 2003 with any price fluctuations reflected in current earnings in 2003, and were liquidated in the first quarter of 2004, when the underlying asset (i.e. inventory) was sold.

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

-----------

      Except for the historical information herein, the matters discussed in this Form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short-term interest rates and other risk factors detailed in the Company's most recent filings with the Securities and Exchange Commission.

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

32* Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K None

-----------

*        Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE ALPINE GROUP, INC.
Date: May 4, 2004                   By:
                                          /s/ David A. Owen
                                          --------------------------------------
                                          David A. Owen
                                          Chief Financial Officer
                                          (duly authorized officer and principal
                                          financial and accounting officer)