Form 10-Q
period 2004-06-30
ALPINE GROUP INC /DE/
filed 2004-08-12
CIK 4164

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ------------ TO ------------

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                    OUTSTANDING AT JULY 30, 2004

Common Stock, $.10 Par Value                                 13,091,068

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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      2004           2003
                                                                                                  ----------------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................................     $     904        $     465
   Marketable securities, at fair value .....................................................         5,659            6,761
   Accounts receivable (less allowance for doubtful accounts of $330 and $263 at
          June 30, 2004 and December 31, 2003, respectively) ................................        42,345           32,328
   Inventories, net (Note 4) ................................................................        34,132           37,169
   Current assets of discontinued operations ................................................         9,682            7,534
   Other current assets .....................................................................         3,072            3,577
                                                                                                  ----------------------------
        Total current assets ................................................................        95,794           87,834
Property, plant and equipment, net ..........................................................        16,856           15,241
Assets of discontinued operations ...........................................................         1,896            1,766
Other long-term assets ......................................................................         2,578            2,947
                                                                                                  ----------------------------
        Total assets ........................................................................     $ 117,124        $ 107,788
                                                                                                  ============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving credit facility (Note 7) .......................................................     $  31,680        $  17,189
   Current portion of long-term debt (Note 8) ...............................................            54              137
   Accounts payable .........................................................................        15,447           21,088
   Accrued expenses .........................................................................         8,786           11,294
   Current liabilities of discontinued operations ...........................................         2,637            2,223
   Deferred income taxes and income taxes payable ...........................................         8,174            7,644
                                                                                                  ----------------------------
        Total current liabilities ...........................................................        66,778           59,575

Long-term debt, less current portion (Note 8) ...............................................         3,509            3,777
Deferred income taxes .......................................................................        17,274           17,595
Other long-term liabilities .................................................................         1,488            1,475
Warrant .....................................................................................         1,250            1,000
Minority interest in subsidiary .............................................................         2,849            2,686
Liabilities of discontinued operations ......................................................           149              157
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued;
    17,083 and 18,174 outstanding at June 30, 2004 and December 31, 2003, respectively)
    (Note 9) ................................................................................         5,249            5,665

Commitments and contingencies
Stockholder's equity:
   9% cumulative convertible preferred stock at liquidation value ...........................           177              427
   Common stock, $.10 par value; (25,000,000 authorized; 22,903,931 and 22,146,884 shares
           issued at June 30, 2004 and December 31, 2003, respectively) .....................         2,290            2,214
   Capital in excess of par value ...........................................................       167,291          165,706
   Accumulated other comprehensive income (loss) ............................................           (37)              57
   Accumulated deficit ......................................................................       (56,866)         (58,201)

   Treasury stock, at cost (11,077,433 and 11,109,872 shares at June 30, 2004 and
          December 31, 2003, respectively) ..................................................       (93,828)         (93,861)
   Receivable from stockholders .............................................................          (449)            (484)
                                                                                                  ----------------------------
      Total stockholders' equity ............................................................        18,578           15,858
                                                                                                  ----------------------------
        Total liabilities and stockholders' equity ..........................................     $ 117,124        $ 107,788
                                                                                                  ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                      -------------------------
                                                                                                          2004           2003
                                                                                                      -------------------------
Net sales ........................................................................................     $ 76,678       $ 80,154
Cost of goods sold ...............................................................................       70,100         74,885
                                                                                                      -------------------------
   Gross profit ..................................................................................        6,578          5,269
Selling, general and administrative expenses .....................................................        6,042          8,363
Restructuring and other charges ..................................................................        1,158          2,391
                                                                                                       ------------------------
   Operating loss ................................................................................         (622)        (5,485)
Interest expense .................................................................................         (673)          (804)
Other income (expense), net ......................................................................          228             14
                                                                                                      -------------------------
   Loss before income taxes, minority interest, equity in earnings of affiliate
      and discontinuedoperations .................................................................       (1,067)        (6,275)
Income tax benefit ...............................................................................          327          2,453
                                                                                                      -------------------------

   Loss before minority interest, equity in earnings of affiliate and discontinued operations ....         (740)        (3,822)
Minority interest in  income of subsidiary .......................................................           (6)            --
Equity in earnings of affiliate ..................................................................           --           (806)
                                                                                                      -------------------------

Loss from continuing operations ..................................................................         (746)        (4,628)
Income from discontinued operations, net of taxes ................................................          892            854
                                                                                                      -------------------------
Net income (loss) ................................................................................          146         (3,774)
Preferred stock dividends ........................................................................         (139)           (10)
                                                                                                      -------------------------
   Net  income (loss) applicable to common stock .................................................     $      7       $ (3,784)
                                                                                                      =========================

Net income (loss) per share of common stock: Basic and diluted:
      Loss from continuing operations ............................................................     $  (0.06)      $  (0.31)
      Income from discontinued operations ........................................................         0.07           0.06
      Preferred stock dividends ..................................................................        (0.01)            --
                                                                                                      -------------------------
      Net income (loss) per basic and diluted share of common stock ..............................     $   0.00       $  (0.25)
                                                                                                      =========================

Weighted average shares outstanding (basic and diluted) ..........................................       12,815         15,107
                                                                                                      =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                       -------------------------
                                                                                                           2004          2003
                                                                                                       -------------------------
Net sales ........................................................................................     $ 158,019      $ 169,508
Cost of goods sold ...............................................................................       141,253        158,452
                                                                                                       -------------------------
   Gross profit ..................................................................................        16,766         11,056
Selling, general and administrative expenses .....................................................        12,105         17,388
Restructuring and other charges ..................................................................         2,906          4,976
                                                                                                       -------------------------
   Operating income (loss) .......................................................................         1,755        (11,308)
Interest expense .................................................................................        (1,285)        (1,852)
Other income, net ................................................................................           145            100
                                                                                                       -------------------------
   Income (loss) before income taxes, minority interest, equity in earnings of affiliate and
      discontinued operations.....................................................................           615        (13,060)
Income tax (provision) benefit ...................................................................          (425)         5,125
                                                                                                       -------------------------

   Income (loss) before minority interest, equity in earnings of affiliate and discontinued
      operations .................................................................................           190         (7,935)
Minority interest in  income of subsidiary .......................................................          (163)            --
Equity in earnings of affiliate ..................................................................            --            267
                                                                                                       -------------------------
    Income (loss) from continuing operations .....................................................            27         (7,668)
Income from discontinued operations, net of taxes ................................................         1,595          1,580
                                                                                                       -------------------------

Net income (loss) ................................................................................         1,622         (6,088)
Preferred stock dividends ........................................................................          (287)           (19)
                                                                                                       -------------------------
   Net income (loss) applicable to common stock ..................................................     $   1,335      $  (6,107)

Net income (loss) per share of common stock:

    Basic and diluted:
      Income (loss) from continuing operations ...................................................     $    0.00      $   (0.51)
      Income from discontinued operations ........................................................          0.13           0.10
      Preferred stock dividends ..................................................................         (0.02)            --
                                                                                                       -------------------------
      Net income (loss) per basic and diluted share of common stock ..............................     $    0.11      $   (0.41)
                                                                                                       =========================

Weighted average shares outstanding (basic and diluted) ..........................................        12,467         15,019
                                                                                                       =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                              JUNE 30, 2004
                                                                                     ----------------------------
                                                                                         SHARES           AMOUNT
                                                                                     ----------------------------
9% cumulative convertible preferred stock:
   Balance at beginning of period ................................................          427      $        427
   Preferred stock redemption ....................................................         (250)             (250)
                                                                                     ----------------------------
      Balance at end of period ...................................................          177               177
                                                                                     ----------------------------

Common stock:
   Balance at beginning of period ................................................   22,146,884             2,214
   Stock options exercised .......................................................        3,166                 1
   Shares issued pursuant to Series A Preferred Stock conversion .................      753,881                75
                                                                                     ----------------------------
      Balance at end of period ...................................................   22,903,931             2,290
                                                                                     ----------------------------

Capital in excess of par value:
   Balance at beginning of period ................................................                        165,706
   Compensation expense related to stock options / grants net of vested shares ...                          1,243
   Shares issued pursuant to Series A Preferred Stock conversion .................                            340
   Stock options exercised .......................................................                              2
                                                                                                     ------------
      Balance at end of period ...................................................                        167,291
                                                                                                     ------------
Accumulated other comprehensive deficit:
   Balance at beginning of period ................................................                             57
   Change in unrealized losses on securities, net of tax .........................                            (94)
                                                                                                     ------------
      Balance at end of period ...................................................                            (37)
                                                                                                     ------------
Accumulated deficit:
   Balance at beginning of period ................................................                        (58,201)
   Net income ....................................................................                          1,622
   Dividends on preferred stock ..................................................                           (287)
                                                                                                     ------------
      Balance at end of period ...................................................                        (56,866)
                                                                                                     ------------
Treasury stock:
   Balance at beginning of period ................................................                        (93,861)
   Stock options and grants ......................................................                             33
                                                                                                     ------------
      Balance at end of period ...................................................                        (93,828)
                                                                                                     ------------
Receivable from stockholders:
   Balance at beginning of period ................................................                           (484)
   Forgiveness of officer loans ..................................................                             35
                                                                                                     ------------
      Balance at end of period ...................................................                           (449)
                                                                                                     ------------
Total stockholders' equity .......................................................                   $     18,578
                                                                                                     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                     -----------------------
                                                                                                        2004         2003
                                                                                                     -----------------------
Cash flows from operating activities:
   Net income (loss) ...........................................................................     $  1,622      $ (6,088)
   Adjustments to reconcile net income (loss) to net cash provided by (used for) continuing operating activities:
      Net income from discontinued operations ..................................................       (1,595)       (1,580)
      Depreciation and amortization ............................................................          360           355
      Amortization of deferred debt issuance costs and accretion of debt discount ..............          296           253
      Compensation expense related to stock options and grants .................................        1,278           409
      Deferred income tax ......................................................................          208        (2,659)
      Gain on sale of fixed assets .............................................................         (274)           --
      Minority interest in income (losses) of subsidiary .......................................          163          (267)
      Increase in fair value of warrant ........................................................          250            --
      Change in assets and liabilities:
        Accounts receivable ....................................................................      (10,016)       14,170
        Inventories ............................................................................        3,037        32,101
        Other current and non-current assets ...................................................          217        (1,453)
        Accounts payable and accrued expenses ..................................................       (7,687)       (2,292)
        Other, net .............................................................................         (328)          908
                                                                                                     -----------------------
Cash flows provided by (used for) continuing operating activities ..............................      (12,469)       33,857
                                                                                                     -----------------------
Cash flows from investing activities:
   Capital expenditures ........................................................................       (2,555)       (3,919)
   Proceeds from sale of assets ................................................................          681         3,364
   Proceeds from sale of investments ...........................................................        1,349         1,296
                                                                                                     -----------------------
Cash flows provided by (used for) investing activities .........................................         (525)          741
                                                                                                     -----------------------
Cash flows from financing activities:
   Borrowings (repayments) under revolving credit facility, net ................................       14,491       (38,773)
   Repayments of long-term borrowings ..........................................................         (440)          (44)
   Other, net ..................................................................................         (341)        3,030
                                                                                                     -----------------------
Cash flows provided by (used for) financing activities .........................................       13,710       (35,787)

Cash flow provided by (used for) discontinued operations .......................................         (277)        3,838
Net increase in cash and cash equivalents ......................................................          439         2,649
Cash and cash equivalents at beginning of period ...............................................          465         8,139
                                                                                                     -----------------------
Cash and cash equivalents at end of period .....................................................     $    904      $ 10,788
                                                                                                     =======================

Supplemental disclosures:
   Cash paid for interest ......................................................................     $    920      $  1,937

   Cash paid (refunded) for income taxes, net ..................................................     $  1,379      $ (1,323)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1. GENERAL

         BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

         Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the past five years has held major investments in industrial manufacturing companies. Subsequent to the Electrical Acquisition, Alpine's principal operations consisted of Essex Electric Inc., engaged in the manufacture and sale of electrical wire and cable, DNE Systems, Inc., a manufacturer of multiplexers and other communications and electronic products and a 47% equity interest in Superior Israel. On June 18, 2004, Alpine entered into an agreement to sell DNE Systems, Inc. The transaction was closed on July 29, 2004 (the "DNE Sale"). Accordingly, DNE Systems, Inc. has been accounted for and classified as a discontinued operation in these financial statements and prior year results have been reclassified as discontinued operations. See note 12 for a description of the DNE Sale.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         STOCK-BASED COMPENSATION

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

                                                                                                    THREE MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                               ---------------------------
                                                                                                  2004               2003
                                                                                               ---------------------------
                                                                                                      (IN THOUSANDS,
                                                                                                          EXCEPT
                                                                                                     PER SHARE AMOUNTS)
Net income (loss), as reported ...........................................................     $   146           $(3,774)
Add stock-based employee compensation expense included in reported net income (loss),
    net of tax ...........................................................................         541               128
Deduct total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects ..............................        (630)             (159)
                                                                                               ---------------------------
Pro forma net income (loss) ..............................................................          57            (3,805)

Preferred stock dividends ................................................................        (139)              (10)
                                                                                               ---------------------------
  Proforma net loss - applicable to common stock .........................................     $   (82)          $(3,815)
                                                                                               ===========================

Net income (loss) per share:
   Basic - as reported ...................................................................     $  0.00           $ (0.25)
   Basic - pro forma .....................................................................     $ (0.01)          $ (0.25)
   Diluted - as reported .................................................................     $  0.00           $ (0.25)
   Diluted - pro forma ...................................................................     $ (0.01)          $ (0.25)

                                                                                                         SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                    --------------------------
                                                                                                      2004             2003
                                                                                                    --------------------------
                                                                                                       (IN THOUSANDS, EXCEPT
                                                                                                        PER SHARE AMOUNTS)
Net income (loss), as reported ...........................................................          $ 1,622           $(6,088)
Add stock-based employee compensation expense included in reported net income (loss),
    net of tax ...........................................................................              829               243
Deduct total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects ..............................           (1,006)             (327)
                                                                                                    --------------------------
Pro forma net income (loss) ..............................................................            1,445            (6,172)

Preferred stock dividends ................................................................             (287)              (19)
                                                                                                    --------------------------
  Proforma net income (loss) - applicable to common stock ................................          $ 1,158           $(6,191)
                                                                                                    ==========================

Net income (loss) per share:
   Basic - as reported ...................................................................          $  0.11           $ (0.41)
   Basic - pro forma .....................................................................          $  0.09           $ (0.41)
   Diluted - as reported .................................................................          $  0.11           $ (0.41)
   Diluted - pro forma ...................................................................          $  0.09           $ (0.41)

         The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2004 and 2003, respectively: dividend yield of 0% for both periods; expected volatility of 117% and 99%, risk-free interest rate of 3.7% and 2.2%, and expected life of two years for both periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the six months ended June 30, 2004 and 2003 was $1.06 and $0.52, respectively. A total of 151,196 stock options were granted, 15,000 cancelled and 3,166 exercised during the six month period ended June 30, 2004.

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and consultant stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

         The Company amortizes the value of the restricted stock grants evenly over the vesting periods, based upon the market value of the stock as of the date of the grant.

         NEW ACCOUNTING STANDARD

         In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other - Than-Temporary Impairment and Its Application to Certain Investments, effective for the first fiscal year or interim period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

2. ELECTRICAL ACQUISITION

         On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 199 shares of the common stock of Essex Electric. The warrant is recorded as a liability in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis, with $0.1 and $0.3 million of expense recorded in other income (expense) for the three and six month periods ended June 30, 2004, respectively. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

         In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Transitional Agreement"). Under the Transitional Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Transitional Agreement was based on the COMEX price plus an adder to reflect conversion to copper rod. The Transitional Agreement also provided for Superior's provision of certain administrative services to Alpine Holdco and Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. On November 7, 2003, the Transitional Agreement was replaced by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (the "Supply Agreement"). The Supply Agreement includes the supply by Superior Essex Inc. to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services for a limited time in 2004. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Superior Essex Inc. and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. Superior Essex Inc. may terminate its obligations to supply copper rod upon 30 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod, tested on a quarterly basis, specified in the agreement. The total cost of copper rod purchased under the Transitional Agreement and the Supply Agreement for the three and six month periods ending June 30, 2004 and 2003 was $22.3 and $37.8 million, and $20.9 and $59.5 million, respectively. The cost for administrative services under the Transitional Agreement and the Supply Agreement for the three and six month periods ending June 30, 2004 and 2003 was $0.5 and $1.1 million, and $1.3 and $2.6 million, respectively.

3. ASSET SALES

         In February 2003, the Company sold its plant in Lafayette, Indiana together with the related equipment and inventory which comprised substantially all of its industrial wire business. The total purchase price was approximately $12.6 million in cash which approximated the book value of the assets sold. Additionally, the Company is leasing its Orleans, Indiana plant to the purchaser for an annual rental of $350,000. The original lease expired in February 2004 but has been extended on a month-to-month basis. The net carrying value of the Orleans plant was $0.8 million at June 30, 2004.

         In September 2003, the Company sold its plant in Anaheim, California subject to a leaseback arrangement which, at the Company's option may extend through December 31, 2004. The total gain on the sale was $2.6 million, $2.0 million of which was recognized in 2003, $0.2 million in both the first and second quarters of 2004 and the remainder will be amortized in the third quarter of 2004.

4. INVENTORIES

         At June 30, 2004 and December 31, 2003, the components of inventories were as follows:

                                                  JUNE 30,        DECEMBER 31,
                                                    2004              2003
                                             ----------------------------------
                                                      (IN THOUSANDS)

Raw materials.............................           $4,905            $15,358
Work in process...........................            6,909              4.417
Finished goods............................           36,707             26,401
                                             ----------------------------------
                                                     48,521             46,176
LIFO reserve..............................          (14,389)            (9,007)
                                             ----------------------------------
                                                    $34,132            $37,169
                                             ==================================


The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at the same time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During the current quarter the company recorded an estimated decrement of $0.9 million to cost of goods sold.

5. COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 were as follows:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                             2004         2003
                                                             ----         ----
                                                               (IN THOUSANDS)

Net income (loss)....................................         $146      $(3,774)
Foreign currency translation adjustment..............           --           (8)
Change in unrealized losses on securities, net of tax          (34)          92
                                                         -----------------------
Comprehensive income (loss)..........................         $112      $(3,690)
                                                         =======================

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                          2004          2003
                                                          ----          ----
                                                             (IN THOUSANDS)

Net income (loss)....................................     $1,622      $(6,088)
Foreign currency translation adjustment..............                      (8)
Change in unrealized losses on securities, net of tax       (94)          (19)
                                                        -----------------------
Comprehensive income (loss)..........................     $1,528      $(6,115)
                                                        =======================


6. RESTRUCTURING AND OTHER CHARGES

         During the three and six month periods ended June 30, 2004 and 2003, the Company recorded $1.2 and $2.9 million for 2004, and $2.4 and $5.0 million for 2003, respectively, of restructuring and other charges. The second quarter 2004 charges primarily include $0.8 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $0.2 million related to freight costs to relocate inventory and $0.2 million in facility costs relating to idled warehousing space. For the six month period ending June 30, 2004 the charges consisted primarily of $1.4 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $1.0 million for costs associated with starting up the new manufacturing processes at Florence and freight to relocate displaced products and $0.6 million in facility costs relating to idled warehousing space.

         The following table illustrates the restructuring reserve and the 2004 related activities:

                                                               DECEMBER 31,                            JUNE 30,
                                                                   2003       CHARGES    PAYMENTS        2004
                                                               -----------    -------    --------      --------
                                                                                  (IN THOUSANDS)
Employee severance.........................................       $  972      $   --     $  (936)         $36
Facility exit costs........................................           29         556        (585)          --
Equipment and inventory relocation costs and other costs...           --       2,349      (2,349)          --
                                                             -------------------------------------------------
                                                                  $1,001      $2,905     $(3,870)         $36
                                                             =================================================

7. REVOLVING CREDIT FACILITY

         In connection with the Electrical Acquisition (see Note 2), Alpine Holdco entered into a Loan and Security Agreement (the "Revolving Credit Facility "), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and Service Company ("DNE Manufacturing") and DNE Technologies, Inc. ("DNE Technologies") as borrowers and DNE Systems as Credit Party (such parties sometimes collectively are called "Companies") certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. The Revolving Credit Facility was last amended on December 8, 2003.

         Effective  concurrently with the consummation of the DNE Sale (see note
12)  on  July  29,  2004,  the  lenders,  released  each  of  DNE  Systems,  DNE
Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies".

         Subsequent to the closing of the DNE Sale, it is anticipated that the Revolving Credit Facility will be amended to reflect modifications in covenants and other aspects of the Loan Agreement impacted as a result of the DNE Sale.

         The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at June 30, 2004 and December 31, 2003 was 4.9% and 4.5%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at June 30, 2004. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in December 2007. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability.

         The Companies may terminate the Revolving Credit Facility at any time upon 45 days prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days prior written notice, permanently reduce the maximum committed amount without penalty or premium. At June 30, 2004 and December 31, 2003, outstanding borrowings under the Revolving Credit Facility were $31.7 million and $17.2 million, respectively. At June 30, 2004, the Companies had $18.0 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders. On July 29, 2004 the lenders expressly consented to the distribution by Alpine Holdco to Alpine of the sale proceeds from the DNE Sale.

8. LONG-TERM DEBT

         At June 30, 2004 and December 31, 2003, long-term debt consists of the following:

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2004            2003
                                                                 --------------------------
                                                                       (IN THOUSANDS)
6% Junior Subordinated Notes, net of $1.2 million discount....      $3,147         $3,059
Other.........................................................         416            855
                                                                 ----------    -----------
                                                                     3,563          3,914
Less current portion of long-term debt........................          54            137
                                                                 ----------    -----------
                                                                    $3,509         $3,777
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

         The "Other" debt caption represents a loan established in 1999 with Raytheon Aircraft Credit Corporation to finance the purchase of a 12.5% interest in an aircraft. The loan is payable monthly through May 2011.

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

         During the three and six month periods ended June 30, 2004 there were 1,076 and 1,091 shares of Series A Preferred Stock, respectively, converted to 743,516 and 753,881 shares of the Company's common stock, respectively.

10. INCOME (LOSS) PER SHARE

         The computation of basic and diluted income (loss) per share for the three months ended June 30, 2004 and 2003 is as follows:

                                                                            THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------------------------------------------------
                                                                      2004                                 2003
                                                     ------------------------------------    ---------------------------------
                                                                                 PER SHARE                           PER SHARE
                                                      NET INCOME      SHARES      AMOUNT      NET LOSS    SHARES      AMOUNT
                                                     ----------    ----------    --------    ----------   -------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss from continuing operations ..................   $     (746)                 $  (0.06)   $   (4,628)            $    (0.31)
Income from discontinued operations ..............          892                      0.07           854                   0.06
                                                     ----------    ----------    --------    ----------   -------   ----------

Net income (loss) ................................          146                      0.01    $   (3,774)                 (0.25)
Less: preferred stock dividends ..................         (139)                    (0.01)          (10)
                                                     ----------    ----------    --------    ----------   -------   ----------

Basic and diluted income (loss) per common share .   $        7        12,815    $   0.00    $   (3,784)   15,107   $    (0.25)
                                                     ==========    ==========    ========    ==========   =======   ==========

         The computation of basic and diluted income (loss) per share for the six months ended June 30, 2004 and 2003 is as follows:

                                                                             SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------------------------------------------------
                                                                      2004                                 2003
                                                     ------------------------------------    ---------------------------------
                                                                                 PER SHARE                           PER SHARE
                                                      NET INCOME      SHARES      AMOUNT      NET LOSS    SHARES      AMOUNT
                                                     ----------    ----------    --------    ----------   -------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) from continuing operations .........   $       27                  $   0.00        (7,668)                  (.51)
Income from discontinued operations ..............        1,595                      0.13         1,580                    .10
                                                     ----------    ----------    --------    ----------   -------   ----------
Net income (loss) ................................   $    1,622                      0.13    $   (6,088)                  (.41)
Less: preferred stock dividends ..................         (287)                    (0.02)          (19)
                                                     ----------    ----------    --------    ----------   -------   ----------
Basic and diluted income (loss) per common share .   $    1,335        12,467    $   0.11    $   (6,107)   15,019   $    (0.41)
                                                     ==========    ==========    ========    ==========   =======   ==========

         The Company has excluded the assumed conversion of the Series A Preferred Stock from the diluted earnings per share calculation for all periods as the impact would be anti-dilutive. Stock options and unvested stock awards that may be exercised in the future, with respect to 3.3 million and 2.4 million shares of common stock outstanding at June 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share because to do so would be antidilutive for all periods presented. The dilutive impact of the warrant held by Superior (to acquire common shares of Essex Electric) is estimated to be minimal for the three and six months ended June 30, 2004 and antidilutive for the three and six months ended June 30, 2003.

11. BUSINESS SEGMENTS

     The Company's reportable segments prior to second quarter 2004 consisted of electrical wire (Alpine's 90% owned subsidiary, Essex Electric Inc) and communications and electronic products (DNE). During the second quarter 2004, we classified the communications and electronic products segment as discontinued operations. See Note 12 for additional information about our discontinued operations. Subsequent to the classification of DNE as discontinued operations, the Company has only one business segment.

12. DISCONTINUED OPERATIONS

      On June 21, 2004 the Company entered into an agreement to sell DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the "DNE Sale"). The purchase price is $40 million in cash at closing plus the Company may receive an additional cash payment of up to $3 million if a certain performance based measure is achieved in 2005. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $30 million, net of expenses, is expected to be recorded in the third quarter of 2004. The assets and liabilities of DNE have been reclassified to discontinued operations in the June 30, 2004 and December 31, 2003 balance sheets presented herein. Likewise, DNE's results of operations for the three and six month periods ended June 30, 2004 and 2003 have been reclassified to income from discontinued operations.

      The major components of DNE's assets and liabilities classified as discontinued operations in the June 30, 2004 and December 31, 2003 balance sheets herein are presented below:


                                                   JUNE 30,         DECEMBER 31,
                                                     2004               2003
                                             -----------------------------------
                                                      (IN THOUSANDS)

Accounts receivable.......................           $3,484             $2,232
Inventories...............................            5,434              5,118
Other current assets......................              764                184
                                             ----------------------------------
     Total current assets.................            9,682              7,534
Property, plant and equipment, net........            1,896              1,766
                                             ----------------------------------
    Total assets..........................           11,578              9,300

Accounts payable..........................            1,528                765
Accrued expenses..........................            1,109              1,458
                                             ----------------------------------
    Total current liabilities.............            2,637              2,223
Other long term liabilities...............              149                157
                                             ----------------------------------
   Total liabilities......................            2,786              2,380
                                             ----------------------------------

Total net assets..........................           $8,792             $6,920
                                             ==================================

   The revenue and income before taxes of DNE that is classified in discontinued operations for the three and six month periods ended June 30, 2004 and 2003 are presented below:

                         THREE MONTHS ENDED JUNE 30:   SIX MONTHS ENDED JUNE 30:
                         ---------------------------   -------------------------
                                            (IN THOUSANDS)
                                            --------------
                             2004          2003         2004           2003
                             ----          ----         ----           ----
Revenues................   $ 6,808        $7,109      $13,704        $15,297
Income before taxes.....   $ 1,564        $1,450      $ 2,769        $ 2,723

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Alpine Group, Inc. ("Alpine") is a holding company which over the past five years has owned controlling equity interests in industrial businesses which have been operated as subsidiaries. Alpine currently owns approximately 90% of Essex Electric Inc. ("Essex Electric"), which is engaged in the manufacture and sale of electrical wire.

         On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired Essex Electric and DNE Systems, Inc ("DNE Systems") from Superior TeleCom Inc. ("Superior") and all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products, which we sometimes refer to as "Superior Israel". The purchase included the issuance of a warrant (the
"Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric Inc. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. As a result Alpine Holdco and Superior currently own approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric. Superior's Warrant to purchase 199 shares of the capital stock of Essex Electric currently represents approximately 9.9% of the capital stock of Essex Electric. On June 18, 2004, Alpine entered into an agreement to sell DNE Systems. The transaction closed on July 29, 2004. Accordingly, DNE Systems has been accounted for and classified as a discontinued operation in these financial statements. See note 12 for a description of this transaction.

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

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2003

         Sales for the quarter ended June 30, 2004 were $76.7 million, a decrease of 4% compared to sales of $80.2 million for the quarter ended June 30, 2003. The comparative sales decrease is due to lower shipments of electrical wire by Essex Electric resulting from its consolidation of production facilities and reduction of manufacturing capacity to reduce its exposure to certain geographic markets, distribution channels and product lines during implementation of its restructuring and repositioning strategy. The sales decrease during the second quarter of 2004 versus the second quarter of 2003 was partially offset by a significant increase (61%) in the cost of copper, Essex Electric's principal manufacturing cost item. After adjusting for and eliminating the comparative difference in the market price of copper, sales for the quarter ended June 30, 2004 declined 31% from the quarter ended June 30, 2003 due primarily to a decrease in the volume of copper equivalent pounds shipped partially offset by an improvement in per unit pricing. The volume decline was anticipated and is due largely to the impact of the restructuring and repositioning program being implemented at Essex Electric.

         Gross profit for the quarter ended June 30, 2004 was $6.6 million, a 25% increase of $1.3 million as compared to gross profit of $5.3 million for the quarter ended June 30, 2003. The gross profit margin for the quarter ended June 30, 2004 was 9%, compared to a gross profit margin of 7% for the quarter ended June 30, 2003. The increased margin percentage reflects higher pricing and mix changes in products and markets in which Essex Electric competes.

         Selling, general and administrative expense ("SG&A expense") for the quarter ended June 30, 2004 was $6.0 million, a decrease of 29%, as compared to SG&A expense of $8.4 million for the quarter ended June 30, 2003 due primarily to cost reductions at Essex Electric in connection with implementation of its restructuring. Included in SG&A expense for the quarter ended June 30, 2004 is approximately $0.5 million of expense related to accounting for certain stock options on a variable accounting basis. Excluding this charge, SG&A expense for the quarter ended June 30, 2004 decreased by 35% from the 2003 comparable quarter.

         Restructuring and other charges at Essex Electric of $1.2 million for the three months ended June 30, 2004 are described in Note 6.

         The Company's operating loss for the quarter ended June 30, 2004 was $0.6 compared to an operating loss of $5.5 million for the comparable 2003 quarter. The increase in operating income is due to higher pricing, product mix changes and SG&A expense reductions at Essex Electric.

         Interest expense for the quarter ended June 30, 2004 was $0.7 million, representing a decrease of $0.1 million from the comparative 2003 quarter period. The decrease is due primarily to a decrease of approximately $8.0 million in the average borrowings under the Revolving Credit Facility offset partially by the interest expense on the 6% Junior Subordinated Notes issued in August 2003.

RESULTS OF OPERATIONS--SIX MONTH PERIOD ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2003

         Sales for the six month period ended June 30, 2004 were $158.0 million, a decrease of 7% compared to sales of $170.0 million for the six month period ended June 30, 2003. The comparative sales decrease is due to lower shipments of electrical wire by Essex Electric resulting from its consolidation of production facilities and reduction of manufacturing capacity to reduce its exposure to certain geographic markets, distribution channels and product lines during the implementation of its restructuring and repositioning initiatives. The sales decrease was also impacted by the sale of the automotive and industrial wire product lines in the first quarter of 2003, which contributed approximately $8.0 million in sales in the first quarter of 2003. The sales decrease was partially offset by the significant increase (58%) in the cost of copper, Essex Electric's principal manufacturing cost item, in the first half of 2004 compared to the copper costs in the first half of 2003. After adjusting for and eliminating the comparative difference in the market price of copper, sales for the six month period ended June 30, 2004 declined 31% from the six month period ended June 30, 2003 due to a decline in the volume of copper equivalent pounds shipped partially offset by an improvement in per unit pricing. The volume decline was anticipated and is due largely to the impact of the restructuring and repositioning program being implemented at Essex Electric.

         Gross profit for the six month period ended June 30, 2004 was $16.8 million, a 43% increase of $5.7 million as compared to gross profit of $11.1 million for the six month period ended June 30, 2003. The gross profit margin for the six month period ended June 30, 2004 was 11%, compared to a gross profit margin of 7% for the six month period ended June 30, 2003. The increased margin percentage reflects higher pricing and mix changes in products and markets in which Essex Electric competes.

         Selling, general and administrative expense ("SG&A expense") for the six month period ended June 30, 2004 was $12.1 million, a decrease of 30%, as compared to SG&A expense of $17.4 million for the six month period ended June 30, 2003 due primarily to cost reductions at Essex Electric in connection with implementation of its restructuring. Included in SG&A expense for the six month period ended June 30, 2004 is approximately $0.7 million of expense related to accounting for certain stock options on a variable accounting basis. Excluding this charge, SG&A expense for the six month period ended June 30, 2004 decreased by 34% from the 2003 comparable period.

         Restructuring and other charges at Essex Electric of $2.9 million for the six month period ended June 30, 2004 are described in Note 6.

         The Company's operating income for the six month period ended June 30, 2004 was $1.8 million compared to an operating loss of $11.3 million for the comparable 2003 period. The increase in operating income is due to higher pricing, product mix changes and SG&A expense reductions at Essex Electric.

         Interest expense for the six month period ended June 30, 2004 was $1.3 million, representing a decrease of $0.6 million from the prior year six month period. The decrease is due primarily to a decrease of approximately $24.0 million in the average borrowings under the Revolving Credit Facility offset partially by the interest expense on the 6% Junior Subordinated Notes issued in August 2003.

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

          Effective concurrently with the consummation of the DNE Sale (see note
12)  on  July  29,  2004,  the  lenders,  released  each  of  DNE  Systems,  DNE
Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies".

         Subsequent to the closing of the DNE Sale, it is anticipated that the Revolving Credit Facility will be amended to reflect modifications in covenants and other aspects of the Loan Agreement impacted as a result of the DNE Sale.

         The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rate plus a fixed margin. The weighted average interest rate at June 30, 2004 was 4.9%. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and the assets of DNE, as described above. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days prior written notice, permanently reduce the maximum committed amount without penalty or premium. At June 30, 2004 and December 31, 2003, outstanding borrowings under the Revolving Credit Facility were $31.7 million and $17.2 million, respectively. At June 30, 2004 the Companies had $18.0 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders. On July 29, 2004 the lenders expressly consented to the distribution by Alpine Holdco to Alpine of the sale proceeds from the DNE Sale. Alpine Holdco was in compliance with all applicable covenants at June 30, 2004.

         The Company estimates that Alpine Holdco (including its subsidiaries) capital expenditures for 2004 will approximate between $6 to $8 million. Essex Electric has implemented restructuring initiatives to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in costs of approximately $6 million during 2004. Incurrence of these costs is permissible under the terms of the Revolving Credit Facility. Based upon the amended terms of the Revolving Credit Facility and the projected performance of the Companies, Alpine believes that the Companies will be in compliance with the financial covenants provided for thereunder. However, in the event of any noncompliance under the Revolving Credit Facility, Alpine believes that it would be able to obtain the necessary waivers from its lenders. Furthermore, if necessary, Alpine believes it could obtain refinancing on terms and conditions generally consistent or in the aggregate, similar to those contained in the Revolving Credit Facility. However, there can be no assurance that Alpine can obtain such waivers or that alternate financing would be available. Alpine believes that existing cash and cash equivalents, cash provided by operations and anticipated working capital reductions together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies over the next twelve months.

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

         During the three month period ended June 30, 2004, the Company retired 250 shares of its 9% cumulative convertible senior preferred stock at its stated liquidation value of $1,000 per share.

         As of June 30, 2004 Alpine has unrestricted cash, cash equivalents and marketable securities of approximately $6.6 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents (including the net proceeds from the DNE Sale), and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which was increased from $1.0 million to $1.8 million, (effective January 1, 2004) and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco, plus $250,000 per year.

         On July 29, 2004, Alpine Holdco distributed to Alpine the proceeds from the DNE Sale, net of expenses, of approximately $37 million in accordance with the consent from the lenders previously described.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk primarily relates to interest rates on long-term debt and copper futures used to minimize the price risk associated with copper prices. The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. At December 31, 2003, the Company had approximately $13 million of copper futures contracts, representing 12 million copper pounds, outstanding as non-designated derivative instruments. These contracts were entered into to hedge 12 million copper pounds of inventory purchased in December 2003, for sale in the first quarter of 2004. These contracts were recorded at fair value at December 31, 2003 with any price fluctuations reflected in current earnings in 2003, and were liquidated in the first quarter of 2004, when the underlying asset (i.e. inventory) was sold.

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

                           PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS

(a)  EXHIBITS

 10(gg)* Stock Purchase Agreement Between Alpine Holdco Inc. and Ultra Electronics Defense, Inc., Dated as of June 18, 2004

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

                                      THE ALPINE GROUP, INC.
Date:August 12, 2004
                                      By: /s/ David A. Owen
                                          -------------------------------------
                                          David A. Owen
                                          Chief Financial Officer
                                          (duly authorized officer and principal
                                          financial and accounting officer)