Form 10-K/A
period 2003-12-31
ALPINE GROUP INC /DE/
filed 2004-11-04
CIK 4164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-K/A-3

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

                     Common Stock, par value $.10 per share
                                [Title of Class]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

      In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the following Items of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Original Filing") are amended:

Part II

Item 9A. Controls and Procedures

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The other Items of the Original Filing have not been repeated in this amendment.

      Please note that the only changes to the Original Filing are those described above. Otherwise, the information contained in this Form 10-K/A-3 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and the information and events subsequently described in the Company's Current Reports on Form 8-K. For a description of such subsequent information and events, please read our Exchange Act reports filed with the Securities and Exchange Commission since the date of the Original Filing, which update and supercede certain information contained in the Original Filing and this Form 10-K/A-3.

Explanatory Note

This Form 10-K/A-3 is being filed in connection with the Company's response to the Securities and Exchange Commission's comments on certain of the Company's filings under the Exchange Act to (1) clarify the disclosure contained in Item 9A and (2) include certain additional exhibits.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Exhibit
Number   Description
------   -----------

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

Exhibit
Number   Description
------   -----------

10(y) Management agreement dated December 11, 2002, between Alpine and Alpine Holdco Inc. (incorporated by reference to Exhibit 10(nn) to the 2002 10-K).
10(z) Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(oo) to the 2002 10-K).
10(aa)* Warrant dated December 11, 2002 from Essex Electric Inc. ("Essex") issued to Superior Telecom Inc. ("Superior")
10(bb)* Securityholders Agreement dated as of December 11, 2002 by and among Essex, Alpine Holdco ("Holdco") and Superior.
10(cc)* Amendment No. 1 to Securityholders Agreement dated September 23, 2002 by and among Essex, Holdco and Superior.
10(dd)* Employment Arrangement between The Alpine Group, Inc. and K. Mitchell Posner, dated March 24, 2003.
10(ee)* Employment Agreement between the Essex Electric Inc. and David A. Owen dated May 13, 2003.
10(ff)* Fourth Amendment, dated December 8, 2003, to Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Wells Fargo Foothill, Inc., as agent and Congress Financial Corporation, as documentation agent, Alpine Holdco Inc., DNE Manufacturing and Services Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as credit party.
10(gg) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K).
10(hh) Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely (incorporated herein by reference to Exhibit 10(v) to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1995).
10(ii)* Form of subscription agreement entered into on June 23, 2003 by certain officers and directors of Alpine in connection with the private placement of the Series A Preferred Stock.
21*      List of Subsidiaries
23(a)*   Consent of Deloitte & Touche LLP
23(b)*   Notice regarding consent of Arthur Andersen LLP
31.1** Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2** Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
-----------
*     Previously filed.
**    Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: November 4, 2004           THE ALPINE GROUP, INC.

                                        By: /s/  STEVEN S. ELBAUM
                                           -------------------------------------
                                           Steven S. Elbaum
                                           Chairman of the Board and
                                           Chief Executive Officer

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

          Name                                     Title                                      Date
          ----                                     -----                                      ----
  /s/ STEVEN S. ELBAUM                Chairman of the Board and Chief
-----------------------------------     Executive Officer (principal executive officer)   November 4, 2004
  Steven S. Elbaum


  /s/ David A. Owen                   Chief Financial Officer (principal financial and
-----------------------------------     and accounting officer)                           November 4, 2004
  David A. Owen


  /s/ KENNETH G. BYERS, JR.           Director                                            November 4, 2004
-----------------------------------
  Kenneth G. Byers, Jr.


  /s/ RANDOLPH HARRISON               Director                                            November 4, 2004
-----------------------------------
  Randolph Harrison


  /s/ JOHN C. JANSING                 Director                                            November 4, 2004
-----------------------------------
  John C. Jansing


  /s/ JAMES R. KANELY                 Director                                            November 4, 2004
-----------------------------------
  James R. Kanely


  /s/ BRAGI F. SCHUT                  Director                                            November 4, 2004
-----------------------------------
  Bragi F. Schut