Form 10-Q
period 2004-09-30
ALPINE GROUP INC /DE/
filed 2004-11-12
CIK 4164

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                            -------------------------

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                   OUTSTANDING AT OCTOBER 31, 2004
Common Stock, $.10 Par Value                           15,069,403

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                                  2004           2003
                                                                                              ----------------------------
                                                               ASSETS
Current assets:
   Cash and cash equivalents .................................................................   $   4,374      $     465
                                                                                                 ------------------------
   Marketable securities, at fair value ......................................................      35,043          6,761
   Accounts receivable (less allowance for doubtful accounts of $362 and $263 at
          September 30, 2004 and December 31, 2003, respectively) ............................      51,381         32,328
   Inventories, net (Note 4) .................................................................      26,912         37,169
   Current assets of discontinued operations .................................................          --          7,534
   Other current assets ......................................................................       2,746          3,577
                                                                                                 ------------------------
        Total current assets .................................................................     120,456         87,834
Property, plant and equipment, net ...........................................................      17,504         15,241
Assets of discontinued operations ............................................................          --          1,766
Other long-term assets .......................................................................       2,647          2,947
                                                                                                 ------------------------
        Total assets .........................................................................   $ 140,607      $ 107,788
                                                                                                 ========================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility (Note 7) ........................................................   $  36,411      $  17,189
   Current portion of long-term debt (Note 8) ................................................          54            137
   Accounts payable ..........................................................................      16,620         21,088
   Accrued expenses ..........................................................................      10,849         11,247
   Current liabilities of discontinued operations ............................................          --          2,223
   Deferred income taxes and income taxes payable ............................................      17,392          7,691
                                                                                                 ------------------------
        Total current liabilities ............................................................      81,326         59,575

Long-term debt, less current portion (Note 8) ................................................       3,422          3,777
Deferred income taxes ........................................................................      16,782         17,595
Other long-term liabilities ..................................................................       1,408          1,475
Warrant ......................................................................................       1,250          1,000
Minority interest in subsidiary ..............................................................       2,769          2,686
Liabilities of discontinued operations .......................................................          --            157
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued; 17,083
    and 18,174 outstanding at September 30, 2004 and December 31, 2003, respectively) (Note 9)       4,348          5,665

Commitments and contingencies
Stockholders' equity:
   9% cumulative convertible preferred stock at liquidation value ............................         177            427
   Common stock, $.10 par value; (25,000,000 authorized; 24,658,986 and 22,146,884 shares
           issued at September 30, 2004 and December 31, 2003, respectively) .................       2,466          2,214
   Capital in excess of par value ............................................................     168,255        165,706
   Accumulated other comprehensive income (loss) .............................................        (192)            57
   Accumulated deficit .......................................................................     (47,298)       (58,201)

   Treasury stock, at cost (10,916,662 and 11,109,872 shares at September 30, 2004 and
          December 31, 2003, respectively) ...................................................     (93,674)       (93,861)
   Receivable from stockholders ..............................................................        (432)          (484)
                                                                                                 ------------------------
      Total stockholders' equity .............................................................      29,302         15,858
                                                                                                 ------------------------
        Total liabilities and stockholders' equity ...........................................   $ 140,607      $ 107,788
                                                                                                 ========================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      --------------------
                                                                                        2004        2003
                                                                                      --------------------
Net sales .........................................................................   $ 80,354    $ 69,485
                                                                                      --------------------
Cost of goods sold ................................................................     75,382      65,773
                                                                                      --------------------
   Gross profit ...................................................................      4,972       3,712
Selling, general and administrative expenses ......................................      7,432       6,483
Restructuring and other charges ...................................................        875       3,347
                                                                                      --------------------
   Operating loss .................................................................     (3,335)     (6,118)
Interest expense ..................................................................       (770)       (638)
Other income,  net ................................................................          3       1,803
                                                                                      --------------------
   Loss before income taxes, minority interest, equity in earnings of affiliate and     (4,102)     (4,953)
      discontinued operations
Income tax benefit ................................................................      1,185       1,902
                                                                                      --------------------
    Loss before minority interest, equity in earnings of affiliate and
       discontinued operations ....................................................     (2,917)     (3,051)
Minority interest in  loss of subsidiary ..........................................         80          --
Equity in losses of affiliate .....................................................         --        (353)
                                                                                      --------------------
   Loss from continuing operations ................................................     (2,837)     (3,404)
Discontinued operations (Note 12):

   Income (loss) from discontinued operations, net of tax .........................        (93)        707
   Gain on sale of DNE, net of tax of $10,278 .....................................     19,088          --
                                                                                      --------------------
Net income (loss) .................................................................     16,158      (2,697)
Preferred stock dividends (Note 13) ...............................................     (1,641)        (71)
                                                                                      --------------------
   Net  income (loss) applicable to common stock ..................................   $ 14,517    $ (2,768)
                                                                                      ====================

Net income (loss) per share of common stock:
   Basic and diluted:
      Loss from continuing operations .............................................   $  (0.21)   $  (0.26)
      Income (loss) from discontinued operations, net of tax ......................      (0.01)       0.05
      Gain on sale of DNE, net of tax .............................................       1.39          --
      Preferred stock dividends ...................................................      (0.12)         --
                                                                                      --------------------
     Net income (loss) per basic and diluted share of common stock ................   $   1.05    $  (0.21)
                                                                                      ====================
Weighted average shares outstanding:
    Basic and diluted .............................................................     13,745      13,023

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      ----------------------
                                                                                         2004         2003
                                                                                      ----------------------
Net sales .........................................................................   $ 238,373    $ 238,993
                                                                                      ----------------------
Cost of goods sold ................................................................     216,635      224,224
                                                                                      ----------------------
   Gross profit ...................................................................      21,738       14,769
Selling, general and administrative expenses ......................................      19,536       23,871
Restructuring and other charges ...................................................       3,781        8,324
                                                                                      ----------------------
   Operating loss .................................................................      (1,579)     (17,426)
Interest expense ..................................................................      (2,056)      (2,490)
Other income, net .................................................................         148        1,903
                                                                                      ----------------------
   Loss before income taxes, minority interest, equity in earnings of affiliate and      (3,487)     (18,013)
      discontinued operations
Income tax benefit ................................................................         760        7,026
                                                                                      ----------------------
   Loss before minority interest, equity in earnings of affiliate and
         discontinued operations ..................................................      (2,727)     (10,987)
Minority interest in income of subsidiary .........................................         (83)          --
Equity in earnings of affiliate ...................................................          --          (86)
                                                                                      ----------------------
    Loss from continuing operations ...............................................      (2,810)     (11,073)
Discontinued operations (Note 12):
    Income from discontinued operations, net of tax ...............................       1,502        2,286
    Gain on sale of DNE, net of tax of $10,278 ....................................      19,088           --
                                                                                      ----------------------

Net income (loss) .................................................................      17,780       (8,787)
Preferred stock dividends (Note 13) ...............................................      (1,928)         (90)
                                                                                      ----------------------
   Net income (loss) applicable to common stock ...................................   $  15,852    $  (8,877)
                                                                                      ======================

Net income (loss) per share of common stock:
   Basic and diluted:
      Loss from continuing operations .............................................   $   (0.22)   $   (0.77)
      Income from discontinued operations, net of tax .............................        0.12         0.16
      Gain on sale of DNE, net of tax .............................................        1.48           --
      Preferred stock dividends ...................................................       (0.15)       (0.01)
                                                                                      ----------------------
      Net income (loss) per basic and diluted share of common stock ...............   $    1.23    $   (0.62)
                                                                                      ======================

Weighted average shares outstanding:
      Basic and diluted ...........................................................      12,893       14,354

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2004
                                                                     --------------------------
                                                                      SHARES           AMOUNT
                                                                     --------------------------

9% cumulative convertible preferred stock:
   Balance at beginning of period ..............................            427    $        427
   Preferred stock redemption ..................................           (250)           (250)
                                                                     --------------------------
      Balance at end of period .................................            177             177
                                                                     --------------------------
Common stock:
   Balance at beginning of period ..............................     22,146,884           2,215
   Stock options exercised .....................................        118,961              12
   Shares issued pursuant to Series A Preferred Stock conversion      2,393,141             239
                                                                     --------------------------
      Balance at end of period .................................     24,658,986           2,466
                                                                     --------------------------
Capital in excess of par value:
   Balance at beginning of period ..............................                        165,706
   Compensation expense related to grants and stock options ....                          1,393
   Shares issued pursuant to Series A Preferred Stock conversion                          1,077
   Stock options exercised .....................................                             79
                                                                                   ------------
      Balance at end of period .................................                        168,255
                                                                                   ------------
Accumulated other comprehensive loss:
   Balance at beginning of period ..............................                             57
   Change in unrealized losses on securities, net of tax .......                           (249)
                                                                                   ------------
      Balance at end of period .................................                           (192)
                                                                                   ------------
   Balance at beginning of period ..............................                        (58,201)
   Net income ..................................................                         17,780
   Dividends on preferred stock ................................                         (1,928)
   Dividends on common stock ...................................                         (4,949)
                                                                                   ------------
      Balance at end of period .................................                        (47,298)
                                                                                   ------------
Treasury stock:
   Balance at beginning of period ..............................                        (93,861)
   Stock options and grants ....................................                            187
                                                                                   ------------
      Balance at end of period .................................                        (93,674)
                                                                                   ------------
Receivable from stockholders:
   Balance at beginning of period ..............................                           (484)
   Forgiveness of officer loans ................................                             52
                                                                                   ------------
      Balance at end of period .................................                           (432)
                                                                                   ------------
Total stockholders' equity .....................................                   $     29,302
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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              --------------------
                                                                                                2004       2003
                                                                                              --------------------
Cash flows from operating activities:
   Net income (loss) ......................................................................   $ 17,780    $ (8,787)
                                                                                              --------------------
   Adjustments to reconcile net income (loss) to net cash provided by (used for) continuing operating activities:
      Net income from discontinued operations .............................................     (1,502)     (2,286)
      Gain on sale of DNE .................................................................    (19,088)         --
      Depreciation and amortization .......................................................        609         550
      Amortization of deferred debt issuance costs and accretion of debt discount .........        483         454
      Compensation expense related to stock options and grants ............................      1,446          36
      Deferred income tax .................................................................       (814)     (7,334)
      Gain on sale of fixed assets ........................................................       (316)     (1,634)
      Minority interest in income of subsidiary ...........................................         83          86
      Increase in fair value of warrant ...................................................        250          --
      Change in assets and liabilities:
        Accounts receivable ...............................................................    (19,053)     23,908
        Inventories .......................................................................     10,257      41,382
        Other current and non-current assets ..............................................        543       4,516
        Accounts payable and accrued expenses .............................................     (4,750)     (7,858)
        Other, net ........................................................................       (302)        679
                                                                                              --------------------
Cash flows provided by (used for) continuing operating activities .........................    (14,374)     43,712
                                                                                              --------------------
Cash flows from investing activities:
   Capital expenditures ...................................................................     (3,641)     (6,061)
   Proceeds from sale of DNE, net of transaction costs ....................................     38,150          --
   Purchase of marketable securities ......................................................    (38,071)         --
   Proceeds from sale of assets ...........................................................        680       6,429
   Proceeds from sale of marketable securities ............................................      9,776       1,296
                                                                                              --------------------
Cash flows provided by investing activities ...............................................      6,894       1,664
                                                                                              --------------------
Cash flows from financing activities:
   Borrowings (repayments) under revolving credit facility, net ...........................     19,222     (55,598)
   Repayments of long-term borrowings .....................................................       (456)     (2,160)
   6% Junior Subordinated Notes redemptions ...............................................       (161)         --
   Preferred stock redemptions ............................................................       (250)         --
   Dividends on preferred stock ...........................................................     (1,928)       (206)
   Dividends on common stock ..............................................................     (4,949)         --
   Issuance of preferred stock, net .......................................................         --       3,149
   Other, net .............................................................................        273         (39)
                                                                                              --------------------
Cash flows provided by (used for) financing activities ....................................     11,751     (54,854)
                                                                                              --------------------
Cash flow provided by (used for) discontinued operations ..................................       (362)      5,213
                                                                                              --------------------
Net increase (decrease) in cash and cash equivalents ......................................      3,909      (4,265)
Cash and cash equivalents at beginning of period ..........................................        465       8,139
                                                                                              --------------------
Cash and cash equivalents at end of period ................................................   $  4,374    $  3,874
                                                                                              ====================

Supplemental disclosures:
   Cash paid for interest .................................................................   $  1,521    $  2,501
   Cash paid (refunded) for income taxes, net .............................................   $  1,501    $ (1,385)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                                                                                         THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                        --------------------
                                                                                          2004        2003
                                                                                        --------------------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                          PER SHARE AMOUNTS)
Net income (loss), as reported ......................................................   $ 16,158    $ (2,697)
                                                                                        --------------------
Add stock-based employee compensation expense included in reported net income (loss),
    net of tax ......................................................................        104        (253)
Deduct total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects .........................       (137)        172
                                                                                        --------------------
Pro forma net income (loss) .........................................................     16,125      (2,778)

Preferred stock dividends ...........................................................     (1,641)        (71)
                                                                                        --------------------
  Proforma net income (loss) - applicable to common stock ...........................   $ 14,484    $ (2,849)
                                                                                        ====================

Net income (loss) per share:
   Basic and diluted - as reported ..................................................   $   1.05    $  (0.21)
   Basic and diluted - pro forma ....................................................       1.05       (0.21)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                        --------------------
                                                                                          2004        2003
                                                                                        --------------------
                                                                                        (IN THOUSANDS, EXCEPT
                                                                                         PER SHARE AMOUNTS)
Net income (loss), as reported ......................................................   $ 17,780    $ (8,787)
Add stock-based employee compensation expense included in reported net income (loss),
    net of tax ......................................................................        933         (10)
Deduct total stock-based employee compensation expense determined under fair value
    based method for all awards, net of related tax effects .........................     (1,143)       (155)
                                                                                        --------------------
Pro forma net income (loss) .........................................................     17,570      (8,952)

Preferred stock dividends ...........................................................     (1,928)        (90)
                                                                                        --------------------
  Proforma net income (loss) - applicable to common stock ...........................   $ 15,642    $ (9,042)
                                                                                        ====================

Net income (loss) per share:
   Basic and diluted - as reported ..................................................   $   1.23    $  (0.62)
   Basic and diluted - pro forma ....................................................       1.21       (0.63)

      The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2004 and 2003, respectively: expected dividend yield of 0% for both periods; expected volatility of 126% and 99%, risk-free interest rate of 3.2% and 2.7%, and expected life of two years for both periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the nine months ended September 30, 2004 and 2003 was $1.15 and $0.52, respectively. A total of 157,967 stock options were granted, 118,340 cancelled and 424,395 exercised during the nine month period ended September 30, 2004.

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

      The Company amortizes the value of the restricted stock grants, based upon the market value of the stock as of the date of the grant, evenly over the vesting periods.

2. ELECTRICAL ACQUISITION

      On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco"), a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems"), a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 199 shares of the common stock of Essex Electric. The warrant is recorded as a liability in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis, with $0.0 and $0.3 million of expense recorded in other income (expense) for the three and nine month periods ended September 30, 2004, respectively. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

      In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a Supply and Transitional Services Agreement (the "Transitional Agreement"). Under the Transitional Agreement, Essex Electric, among other things, agreed to purchase from Superior certain specified quantities of its overall requirements of copper rod. The specified quantities represent a range of Essex Electric's estimated total annual copper rod requirements for use in its wire manufacturing process. The purchase price for copper rod specified in the Transitional Agreement was based on the COMEX price plus an adder to reflect conversion to copper rod. The Transitional Agreement also provided for Superior's provision of certain administrative services to Alpine Holdco and Essex Electric. Charges for these services were generally based on actual usage or an allocated portion of the total cost to Superior. On November 7, 2003, the Transitional Agreement was replaced by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (the "Supply Agreement"). The Supply Agreement includes the supply by Superior Essex Inc. to Essex Electric of copper rod, on similar pricing terms, for 2004 and the provision of certain specified administrative services for a limited time in 2004. The Supply Agreement expires on December 31, 2004 but may be terminated at any time prior to that by mutual consent of Superior Essex Inc. and Essex Electric. Additionally, the parties may terminate various services provided for under the agreement upon certain prior notice as provided therein. Superior Essex Inc. may terminate its obligations to supply copper rod upon 30 days' notice given any time after January 1, 2004 if Essex Electric has purchased less than certain minimum quantities of copper rod, tested on a quarterly basis, specified in the agreement. The total cost of copper rod purchased under the Transitional Agreement and the Supply Agreement for the three and nine month periods ending September 30, 2004 and 2003 was $22.0 and $59.5 million, and $24.1 and $83.6 million, respectively. The cost for administrative services under the Transitional Agreement and the Supply Agreement for the three and nine month periods ending September 30, 2004 and 2003 was $0.2 and $1.3 million, and $1.0 and $3.6 million, respectively.

3. ASSET SALES

      In February 2003, the Company sold its plant in Lafayette, Indiana together with the related equipment and inventory which comprised substantially all of its industrial wire business. The total purchase price was approximately $12.6 million in cash which approximated the book value of the assets sold. Additionally, the Company is leasing its Orleans, Indiana plant to the purchaser for an annual rental of $350,000. The original lease expired in February 2004 but has been extended on a month-to-month basis. The net carrying value of the Orleans plant was $0.8 million at September 30, 2004.

      In September 2003, the Company sold its plant in Anaheim, California subject to a leaseback arrangement which, at the Company's option may extend through December 31, 2004. The total gain on the sale was $2.6 million, $2.0 million of which was recognized in 2003, $0.2 million in both the first and second quarters of 2004 and the remaining $0.2 was amortized in the third quarter of 2004.

4. INVENTORIES

      At September 30, 2004 and December 31, 2003, the components of inventories were as follows:

                                                    SEPTEMBER       DECEMBER 31,
                                                       30,             2003
                                                      2004
                                                   ----------------------------
                                                            (IN THOUSANDS)

Raw materials ..........................           $  5,400            $ 15,358
                                                   ----------------------------
Work in process ........................              4,977               4.417
Finished goods .........................             31,963              26,401
                                                   ----------------------------
                                                     42,340              46,176
LIFO reserve ...........................            (15,428)             (9,007)
                                                   ----------------------------
                                                   $ 26,912            $ 37,169
                                                   ============================

The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at the same time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2004, the Company recorded an estimated decrement of $0.7 million and $1.5 million, respectively, to cost of goods sold.

5. COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss) for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 were as follows:

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             2004        2003
                                                             ----        ----
                                                             (IN THOUSANDS)

Net income (loss) ......................................   $ 16,158    $ (2,698)
                                                           --------------------
Change in unrealized losses on securities, net of tax ..       (155)         --
                                                           --------------------
Comprehensive income (loss) ............................   $ 16,003    $ (2,698)
                                                           ====================

                                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             2004        2003
                                                             ----        ----
                                                              (IN THOUSANDS)

Net income (loss) ......................................   $ 17,780    $ (8,786)
Foreign currency translation adjustment ................         --          (8)
Change in unrealized losses on securities, net of tax ..       (249)        (19)
                                                           --------------------
Comprehensive income (loss) ............................   $ 17,531    $ (8,813)
                                                           ====================

6. RESTRUCTURING AND OTHER CHARGES

      During the three and nine month periods ended September 30, 2004 and 2003, the Company recorded $0.9 and $3.8 million for 2004, and $3.3 and $8.3 million for 2003, respectively, of restructuring and other charges. The third quarter 2004 charges primarily include $0.2 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $0.2 million in costs to relocate the Essex Electric administrative offices in Ft. Wayne and $0.2 million in facility costs relating to idled warehousing space. For the nine month period ending September 30, 2004 the charges consisted primarily of $1.6 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $1.0 million for costs associated with starting up the new manufacturing processes at Florence and freight to relocate displaced products, $0.8 million in facility costs relating to idled warehousing space and $0.1 in other costs and credits including the relocation of Essex Electric administrative offices.

      The following table illustrates the restructuring reserve and the 2004 related activities:

                                                                                     PAYMENTS
                                                           DECEMBER 31,                 AND      SEPTEMBER 30,
                                                              2003        CHARGES   WRITE-OFFS     2004
                                                              ----        -------   ----------     ----
                                                                           (IN THOUSANDS)

Employee severance .....................................     $  972       $   89     $1,012       $   49
Facility exit costs ....................................         29          556        585           --
Equipment and inventory relocation costs and other costs         --        3,136      3,136           --
                                                             -------------------------------------------
                                                             $1,001       $3,781     $4,733       $   49
                                                             ===========================================

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

      Effective concurrently with the consummation of the DNE Sale (see note 12) on July 29, 2004, the lenders released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications agreed to by the parties as a result of the DNE Sale and to establish revised financial and other covenant provisions.

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at September 30, 2004 and December 31, 2003 was 5.2% and 4.5%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at September 30, 2004. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in December 2007. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability.

      The Companies may terminate the Revolving Credit Facility at any time upon 45 days prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days prior written notice, permanently reduce the maximum committed amount without penalty or premium. At September 30, 2004 and December 31, 2003, outstanding borrowings under the Revolving Credit Facility were $36.4 million and $17.2 million, respectively. At September 30, 2004, the Companies had $22.9 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders. On July 29, 2004 the lenders expressly consented to the distribution by Alpine Holdco to Alpine of the sale proceeds from the DNE Sale.

8. LONG-TERM DEBT

      At September 30, 2004 and December 31, 2003, long-term debt consists of the following:

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              2004           2003
                                                             ---------------------
                                                                (IN THOUSANDS)

6% Junior Subordinated Notes, net of $1.2 million discount   $3,076         $3,059
Other ....................................................      400            855
                                                             ---------------------
                                                              3,476          3,914
Less current portion of long-term debt ...................       54            137
                                                             ---------------------
                                                             $3,422         $3,777
                                                             =====================

      On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants. During the three and nine month periods ended September 30, 2004 the Company retired $0.2 million of its 6% Junior Subordinated Notes.

      The "Other" debt caption represents a loan established in 1999 with Raytheon Aircraft Credit Corporation to finance the purchase of a 12.5% interest in an aircraft. The loan is payable monthly through May 2011.

9. SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

      On June 23, 2003 the Company completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. During the three month period ended September 30, 2004, special dividends were paid on each share of Series A Preferred Stock and in respect of the common stock (see note 13). Prior to the special dividend, each share of Series A Preferred Stock was convertible at the option of the holder into 691 shares of Alpine common stock. As a result of the special dividend in respect of the common stock, from and after September 14, 2004, each share of Series A Preferred Stock is convertible at the option of the holder into 743.01 shares of Alpine common stock; provided that the purchasing officers and directors have agreed not to convert until such time as they are advised by the Company that it has a sufficient number of authorized but unissued shares of common stock of the Company to permit such conversion. The Company may cause conversion of the Series A Preferred Stock into common stock after March 31, 2004, if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

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

      During the three and nine month periods ended September 30, 2004 there were 2,372 and 3,463 shares of Series A Preferred Stock, respectively, converted to 1,639,260 and 2,393,141 shares of the Company's common stock, respectively.

10. INCOME (LOSS) PER SHARE

      The computation of basic and diluted income (loss) per share for the three months ended September 30, 2004 and 2003 is as follows:

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                              2004                                     2003
                                                 -----------------------------------      ------------------------------------
                                                                            PER SHARE                                PER SHARE
                                                  NET INCOME     SHARES     AMOUNT        NET LOSS     SHARES        AMOUNT
                                                  ----------     ------     ------        --------     ------        ------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss from continuing operations ............     $ (2,837)                  $  (0.21)     $ (3,404)                  $  (0.26)
Income (loss) from discontinued operations .          (93)                     (0.01)          707                       0.05
Gain on sale of DNE ........................       19,088                       1.39            --                         --
                                                 --------                   --------      --------                   --------

Net income (loss) ..........................       16,158                       1.17      $ (2,697)                     (0.21)
Less: preferred stock dividends ............       (1,641)                     (0.12)          (71)                        --
                                                 --------                   --------      --------                   --------
Basic and diluted income (loss) per common
   share ...................................     $ 14,517        13,745     $   1.05      $ (2,768)       13,023     $  (0.21)
                                                 ========                   ========      ========                   ========

         The computation of basic and diluted income (loss) per share for the nine months ended September 30, 2004 and 2003 is as follows:

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2004                                     2003
                                                       -------------------------------------    ------------------------------------
                                                                                   PER SHARE                               PER SHARE
                                                       NET INCOME       SHARES     AMOUNT       NET LOSS     SHARES        AMOUNT
                                                       ----------       ------     ------       --------     ------        ------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss from continuing operations ..................     $ (2,810)                  $  (0.22)     $(11,073)                  $  (0.77)
Income from discontinued operations ..............        1,502                       0.12         2,286                       0.16
Gain on sale of DNE ..............................       19,088                       1.48            --                         --
                                                       --------                   --------      --------                   --------
Net income (loss) ................................     $ 17,780                       1.38      $ (8,787)                     (0.61)
Less: preferred stock dividends ..................       (1,928)                     (0.15)          (90)                     (0.01)
                                                       --------                   --------      --------                   --------
Basic and diluted income (loss) per common share .     $ 15,852        12,893     $   1.23      $ (8,877)       14,354     $  (0.62)
                                                       ========                   ========      ========                   ========

      The Company has excluded the assumed conversion of the Series A Preferred Stock from the diluted earnings per share calculation for all periods as the impact would be anti-dilutive. Stock options and unvested stock awards that may be exercised in the future, with respect to 2.7 million and 2.9 million shares of common stock outstanding at September 30, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings per share because to do so would be antidilutive for all periods presented. The dilutive impact of the warrant held by Superior (to acquire common shares of Essex Electric) is excluded from the diluted earnings per share calculation as it is antidilutive for all periods presented.

11. BUSINESS SEGMENTS

      The Company's reportable segments prior to second quarter 2004 consisted of electrical wire (Alpine's 90% owned subsidiary, Essex Electric Inc) and communications and electronic products (DNE). During the second quarter 2004, we classified the communications and electronic products segment as discontinued operations and the business was sold during the third quarter of 2004. See Note 12 for additional information about our discontinued operations. Subsequent to the sale of DNE the Company has only one business segment.

12. DISCONTINUED OPERATIONS

      On June 21, 2004 the Company entered into an agreement to sell DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the "DNE Sale"). The purchase price was $40 million in cash at closing plus the Company may receive an additional cash payment of up to $3 million if a certain performance based measure is achieved in 2005. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29 million, net of expenses, was recorded in the third quarter of 2004. The assets and liabilities of DNE have been reclassified to discontinued operations in the December 31, 2003 balance sheet presented herein. Likewise, DNE's results of operations for the three and nine month periods ended September 30, 2004 and 2003 have been reclassified to income from discontinued operations.

      The major components of DNE's assets and liabilities classified as discontinued operations in the December 31, 2003 balance sheet herein are presented below:

                                                                   DECEMBER 31,
                                                                       2003
                                                                  --------------
                                                                  (in thousands)

Accounts receivable .........................................          $2,232
Inventories .................................................           5,118
Other current assets ........................................             184
                                                                       ------
     Total current assets ...................................           7,534
Property, plant and equipment, net ..........................           1,766
                                                                       ------
    Total assets ............................................           9,300

Accounts payable ............................................             765
Accrued expenses ............................................           1,458
                                                                       ------
    Total current liabilities ...............................           2,223
Other long term liabilities .................................             157
                                                                       ------
   Total liabilities ........................................           2,380
                                                                       ------
Total net assets ............................................          $6,920
                                                                       ======

      The revenue and income before taxes of DNE that is classified in discontinued operations for the three and nine month periods ended September 30, 2004 and 2003 are presented below:

                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                     -------------              -------------
                                                   (IN THOUSANDS)
                                                   --------------
                                  2004          2003         2004           2003
                                  ----          ----         ----           ----
Revenues ..................      $ 1,591       $ 6,719      $15,295      $22,016
Income before taxes .......      $  (152)      $ 1,210      $ 2,616      $ 3,932

13. SPECIAL DIVIDEND

On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of common stock and a special dividend of $103.65 per share of Series A Preferred Stock to shareholders of record on September 14, 2004 (the "Record Date"). The amount of the Special dividend in respect of the common stock was reduced proportionately, to $0.36, to adjust for additional shares of common stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the common stock and $1.5 million in respect of the Series A Preferred Stock.

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

      On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired the electrical wire business assets now operated as Essex Electric, and DNE Systems, Inc. ("DNE Systems") from Superior TeleCom Inc. ("Superior") as well as all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd., the largest Israeli - based producer of wire and cable products, which we sometimes refer to as "Superior Israel". The purchase included the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric Inc. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. As a result Alpine Holdco and Superior currently own approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric. Superior's Warrant to purchase 199 shares of the capital stock of Essex Electric currently represents approximately 9.9% of the capital stock of Essex Electric. On June 18, 2004, Alpine entered into an agreement to sell DNE Systems. The transaction closed on July 29, 2004. Accordingly, DNE Systems has been accounted for and classified as a discontinued operation in these financial statements. See note 12 for a description of this transaction.

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

RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

      Sales for the quarter ended September 30, 2004 were $80.4 million, an increase of 15.6% compared to sales of $69.5 million for the quarter ended September 30, 2003. The comparative sales increase was due to the net effect of higher selling prices, which reflect higher copper prices, and lower sales volume. The lower sales volume was due primarily to a decrease in shipments of electrical wire by Essex Electric resulting from its consolidation of production facilities and reduction of manufacturing capacity to reduce its exposure to certain geographic markets, distribution channels and product lines during implementation of its restructuring and repositioning strategy. After adjusting for and eliminating the comparative difference in the market price of copper, sales for the quarter ended September 30, 2004 declined 12.9% from the quarter ended September 30, 2003 due primarily to the aforementioned decrease in the volume of electrical wire shipped. The volume decline was anticipated and was due largely to the impact of the restructuring and repositioning program being implemented at Essex Electric.

      Gross profit for the quarter ended September 30, 2004 was $5.0 million, an increase of $1.3 million or 33.9%, as compared to gross profit of $3.7 million for the quarter ended September 30, 2003. The gross profit margin for the quarter ended September 30, 2004 was 6.2%, compared to a gross profit margin of 5.3% for the quarter ended September 30, 2003. The increased margin percentage reflects slightly higher pricing and mix changes in products and markets in which Essex Electric competes, partially offset by higher non-copper raw material costs.

      Selling, general and administrative expense ("SG&A expense") for the quarter ended September 30, 2004 was $7.4 million, an increase of 14.6%, as compared to SG&A expense of $6.5 million for the quarter ended September 30, 2003 due to an increase in corporate expenses, partially offsetting cost reductions at Essex Electric resulting from implementation of its restructuring.

      Restructuring and other charges at Essex Electric of $0.9 million for the three months ended September 30, 2004 primarily include $0.2 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $0.2 million in costs to relocate the Essex Electric administrative offices in Ft. Wayne and $0.2 million in facility costs relating to idled warehousing space.

      The Company's operating loss for the quarter ended September 30, 2004 was $3.3 million compared to an operating loss of $6.1 million for the comparable 2003 quarter. The increase in operating income is due to slightly higher pricing, product mix changes and SG&A expense reductions at Essex Electric, partially offset by higher corporate expenses.

      Interest expense for the quarter ended September 30, 2004 was $0.8 million, representing an increase of $0.1 million from the comparative 2003 quarter. The increase resulted primarily from an increase of approximately $12 million in average borrowings under the Revolving Credit Facility due primarily to the impact of higher copper prices on working capital requirements.

RESULTS OF OPERATIONS--NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

      Sales for the nine-month period ended September 30, 2004 were $238.4 million, virtually the same as the $239.0 million in sales achieved during the nine-month period ended September 30, 2003. Although the sales levels are comparable between during the two nine month periods, the sales for the nine-month period ended September 30, 2004 reflect the net effect of decreased sales volume and higher selling prices. The lower sales volume during this period is due to a decrease in shipments of electrical wire by Essex Electric resulting from its consolidation of production facilities and reduction of manufacturing capacity to reduce its exposure to certain geographic markets, distribution channels and product lines during the implementation of its restructuring and repositioning initiatives. The sales decrease was also impacted by the sale of the automotive and industrial wire product lines in the first quarter of 2003, which contributed approximately $8.0 million in sales in the first quarter of 2003. The sales decrease was partially offset by the significant increase (57%) in the cost of copper, Essex Electric's principal manufacturing cost item, in the first three quarters of 2004 compared to the copper costs in the first three quarters of 2003. After adjusting for and eliminating the comparative difference in the market price of copper, sales for the nine month period ended September 30, 2004 declined 24.2% from the nine month period ended September 30, 2003 due to a decline in the volume of copper equivalent pounds shipped partially offset by an improvement in per unit pricing. The volume decline was anticipated and due largely to the impact of the restructuring and repositioning program being implemented at Essex Electric.

      Gross profit for the nine-month period ended September 30, 2004 was $21.7 million, an increase of $7.0 million or 47.1%, as compared to gross profit of $14.8 million for the nine-month period ended September 30, 2003. The gross profit margin for the nine-month period ended September 30, 2004 was 9.1%, compared to a gross profit margin of 6.2% for the nine-month period ended September 30, 2003. The increased margin percentage reflects higher pricing and mix changes in products and markets in which Essex Electric competes, partially offset by higher non-copper raw material costs and higher manufacturing costs due to the restructuring transition.

      Selling, general and administrative expense ("SG&A expense") for the nine month period ended September 30, 2004 was $19.5 million, a decrease of 18.1%, as compared to SG&A expense of $23.9 million for the nine-month period ended September 30, 2003 due primarily to cost reductions at Essex Electric in connection with implementation of its restructuring, partially offset by higher corporate expenses.

      Restructuring and other charges at Essex Electric of $3.8 million for the nine-month period ended September 30, 2004 consisted primarily of $1.6 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $1.0 million for costs associated with starting up the new manufacturing processes at Florence and freight to relocate displaced products, $0.8 million in facility costs relating to idled warehousing space and $0.1 in other costs and credits including the relocation of Essex Electric administrative offices.

      The Company's operating loss for the nine-month period ended September 30, 2004 was $1.6 million compared to an operating loss of $17.4 million for the comparable 2003 period. The increase in the operating income during the 2004 period is due to higher pricing, product mix changes and SG&A expense reductions at Essex Electric.

      Interest expense for the nine-month period ended September 30, 2004 was $2.1 million, representing a decrease of $0.4 million from the prior year nine-month period. The decrease during the 2004 period is due primarily to a decrease of approximately $12 million in the average borrowings under the Revolving Credit Facility offset partially by the interest expense on the 6% Junior Subordinated Notes issued in August 2003.

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

      Effective concurrently with the consummation of the DNE Sale (see note 12) on July 29, 2004, the lenders, released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications approved by the parties as a result of the DNE Sale and to establish revised financial and other covenant levels.

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rate plus a fixed margin. The weighted average interest rate at September 30, 2004 was 5.2%. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Israel and the assets of DNE, as described above. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days prior written notice, permanently reduce the maximum committed amount without penalty or premium. At September 30, 2004 and December 31, 2003, outstanding borrowings under the Revolving Credit Facility were $36.4 million and $17.2 million, respectively. At September 30, 2004 the Companies had $22.9 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders. On July 29, 2004 the lenders expressly consented to the distribution by Alpine Holdco to Alpine of the sale proceeds from the DNE Sale. Alpine Holdco was in compliance with all applicable covenants at September 30, 2004.

      Capital expenditures for the nine-month period ended September 30, 2004 for Alpine Holdco (including its subsidiaries) were $3.6 million and the Company estimates full year capital expenditures for 2004 will approximate between $5 to $6 million. Essex Electric has implemented restructuring initiatives to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in costs of approximately $5 million during 2004 ($4.4 million through nine-months ended September 30, 2004). Incurrence of these costs is permissible under the terms of the Revolving Credit Facility. Based upon the amended terms of the Revolving Credit Facility and the current projected performance of the Companies, Alpine believes that the Companies will be in compliance with the financial covenants provided for thereunder. However, in the event of any noncompliance under the Revolving Credit Facility, Alpine believes that it would be able to obtain the necessary waivers from its lenders. Furthermore, if necessary, Alpine believes it could obtain refinancing on terms and conditions generally consistent with or in the aggregate, similar to those contained in the Revolving Credit Facility. However, there can be no assurance that Alpine could obtain such waivers or that alternate financing would be available. Alpine believes that existing cash and cash equivalents and cash provided by operations together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies over the next twelve months.

ALPINE CORPORATE

      On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and September 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. Accordingly, there are no principal payments due in 2004. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants. During the three month period ended September 30, 2004, the Company retired $0.2 million of its 6% junior subordinated notes.

      On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock, originally was convertible into Alpine common stock, at the option of the holder, at the rate of 691 shares of common stock per share of Series A Preferred. As a result of a special dividend declared by the Company discussed below, the conversion rate increased to 743.01. However, the officers and directors have agreed not to exercise the conversion option until advised by the Company that it has a sufficient number of authorized but unissued shares of common stock to permit such conversion. Since the market price of the common stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the Mandatory redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The conversion feature will be recorded as a dividend at the time there are a sufficient number of authorized but unissued shares of common stock to permit such conversion.

      On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Company's common stock. Holders of the Company's common stock were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above; however the Series A Preferred Stock purchased through the rights offering are currently convertible. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded. Since the market price of the common stock on the date of issuance (November 10, 2003) was $0.92 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend since the shares were immediately convertible, offset with a credit to capital in excess of par.

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

      During the third quarter of 2004, Alpine Holdco distributed to Alpine the proceeds from the DNE Sale, net of expenses, of approximately $37 million in accordance with a consent from the lenders under the Revolving Credit Facility, as previously discussed.

         On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of common stock and a special dividend of $103.65 per share of Series A Preferred Stock to shareholders of record on September 14, 2004 (the "Record Date"). The amount of the Special dividend in respect of the common stock was reduced proportionately, to $0.36, to adjust for additional shares of common stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the common stock and $1.5 million in respect of the Series A Preferred Stock.

         As of September 30, 2004 Alpine had unrestricted cash, cash equivalents and marketable securities of approximately $39.4 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents (including the net proceeds from the DNE Sale), and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which was increased from $1.0 million to $1.8 million, (effective January 1, 2004) and be reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco, plus $250,000 per year.

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

CONTRACTUAL OBLIGATIONS

         The aforementioned Revolving Credit facility had an outstanding balance of $36.4 million at September 30, 2004, which was a $19.2 million increase since December 31, 2003. The increase was due primarily to increased working capital requirements as a result of higher copper prices and $3.6 million of capital expenditures. Effective July 1, 2004 the Essex Electric operating lease for the Ontario, California Regional Distribution Center was amended in order to reduce the size of the premises and the length of the term demised thereunder. The amended lease terms reduce future lease obligations for 2008 and beyond by $5.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

         As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report on Form 10-Q. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

      ITEM 6. EXHIBITS

(A)   EXHIBITS

          10(jj)* Amendment Number One to The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors, Dated July 1, 2004.

          10(kk)* Amendment Number One to The Alpine Group, Inc. Deferred Stock Account Plan, Dated July 30, 2004.

          10(ll)* Fifth Amendment to Loan and Security Agreement, dated November 10, 2004 by and among Alpine Holdco Inc. and Essex Electric Inc. as borrowers and Wells Fargo, Foothill, Inc., as agent for the lenders and as a lender, Congress Financial Corporation (Central), and the lenders from time to time party thereto.

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

                                       THE ALPINE GROUP, INC.
Date: November 12, 2004                By: /s/ David A. Owen
                                           David A. Owen
                                           Chief Financial Officer
                                           (duly authorized officer and
                                           principal financial and accounting
                                           officer)