Form 10-K
period 2004-12-31
ALPINE GROUP INC /DE/
filed 2005-03-31
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-02249

___________

THE ALPINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware		22-1620387
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)

One Meadowlands Plaza
East Rutherford, New Jersey		07073
(Address of principal executive offices)		(Zip code)

Registrant's telephone number, including area code 201-549-4400

___________

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

At June 30, 2004, the registrant had 13,030,685 shares of common stock, par value $.10 per share outstanding. The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant on such date was approximately $ 30.8 million based on the closing price of $3.40 per share of such common stock as of June 30, 2004.

At March 22, 2005, the registrant had 15,775,615 shares of common stock, par value $.10 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Business

The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is a holding company which over the past several years has owned controlling equity interests in industrial businesses which have been operated as subsidiaries. Alpine currently owns approximately 84% of Essex Electric Inc. ("Essex Electric"), which is engaged in the manufacture and sale of electrical wire and 47% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products.

Over the past several years Alpine has also owned substantial equity interests in PolyVision Corporation ("PolyVision"), Premier Refractories International Inc. ("Premier"), Superior TeleCom Inc. ("Superior") and DNE Systems, Inc. (“DNE Systems”). In August 1999 Alpine sold its common equity interest in Premier and in November 2001 Alpine sold its equity interest in PolyVision. The equity interest of all of Superior's stockholders, including Alpine, was cancelled as a result of the consummation of Superior’s Plan of Reorganization in November 2003. In July 2004, Alpine sold DNE Systems.

On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric (then a wholly-owned subsidiary of Alpine Holdco); (2) all of the outstanding shares of capital stock of DNE Systems; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd.. The aggregate purchase price was approximately $85 million in cash plus the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco and Superior Essex, Inc. (the successor to Superior) subscribed for and purchased 681and 169 newly issued shares of common stock of Essex Electric, respectively. As a result, as of December 31, 2004 Alpine Holdco and Superior owned approximately 90% and 10%, respectively, of the total outstanding capital stock of Essex Electric. In January 2005, Alpine Holdco and Superior Essex Inc. subscribed for and purchased an additional 1,792 and 445 shares of newly issued shares of common stock of Essex Electric, respectively. Accordingly, Alpine Holdco and Superior currently own approximately 84% and 16%, respectively, of the total outstanding capital stock of Essex Electric. Superior’s Warrant to purchase 199 shares of the capital stock of Essex Electric together with Superior’s current ownership of 614 shares of common stock of Essex Electric represents 19.9% of fully diluted capital stock of Essex Electric.

Prior to December 11, 2002, Alpine's financial statements include the consolidated results of Superior as a result of Alpine’s controlling interest in Superior. In connection with the Electrical Acquisition (see Note 5), certain changes were made with respect to Alpine's indirect voting interests in Superior’s equity such that Alpine no longer controlled Superior. Effective for periods after December 11, 2002, Superior Cables Ltd., and Superior (for periods through November 10, 2003) are accounted for under the equity method and were no longer consolidated with Alpine.

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

Alpine was incorporated in New Jersey on May 7, 1957 and reincorporated in Delaware on February 3, 1987.

Alpine's principal executive office is located at One Meadowlands Plaza, East Rutherford, New Jersey 07073, and its telephone number is (201) 549-4400.

Alpine's annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge. Requests should be directed to the Corporate Secretary at the principal executive office listed herein.

The Alpine Group, Inc.

The following information addresses the current operating businesses of Alpine consisting of Essex Electric and an equity method investment in Superior Cables Ltd., which were acquired in the Electrical Acquisition effective December 11, 2002. For additional information regarding the Company's business segments, see Note 20, "Business Segments and Foreign Operations" to the consolidated financial statements.

Essex Electric

Essex Electric manufactures, sells and/or distributes a complete line of building wire products. Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground.

Essex Electric sells its electrical wire and cable products through manufacturers' representatives, as well as a small internal sales group. Its customer base is large and diverse, consisting of consumer product retailers, hardware wholesalers and wholesale electrical and specialty distributors. One customer (Home Depot) accounted for 23% and 18% of Essex Electric's net sales in 2004 and 2003, respectively. Essex Electric serves its customers through strategically located regional distribution centers ("RDCs"). These RDCs provide for centralized stocking of "off-the-shelf" building wire products. Essex Electric currently operates three leased RDCs located in Georgia, California and Indiana.

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

The building wire industry has experienced significant consolidation in recent years, declining since the early 1980’s from approximately 30 manufacturers to seven primary manufacturers currently. During the past several years the Company believes there has been excess manufacturing capacity compared to customer demand in the building wire sector. The Company further believes that this misalignment between capacity and demand has been a key factor in declining market pricing in the industry, which reached five year lows in late 2002 and early 2003. Essex Electric responded to these conditions during 2003 and 2004 by effecting a series of restructuring and rationalization initiatives, including reducing its finished goods manufacturing plants from six to two, one of which has been significantly expanded, and reducing its regional distribution centers from four to three. In addition, in 2003 Essex Electric sold inventories, equipment and a building related to industrial wire products and cord products in order to reduce debt and focus on its core building wire products business. Pricing during 2004, while higher than that achieved during the preceding two years, particularly in the first half of the year, was subject to great volatility, as material costs substantially increased. The above described restructuring initiatives, which are being continued into 2005, have repositioned Essex Electric with significantly reduced manufacturing capacity while resulting in a lower manufacturing cost structure focused on core competency building wire products with an improved total cost structure.

Raw Materials

The principal raw material used by Essex Electric in the manufacture of its wire products is copper rod and, to a lesser extent, plastics such as polyethylene and polyvinyl chloride. Essex Electric purchases copper rod from various copper producers and metal merchants. Although certain wire and cable manufacturers, to a limited extent, experienced copper rod shortages over the past five years, Essex Electric believes that it will be able to obtain sufficient supplies of copper rod to meet its manufacturing needs for the foreseeable future.

In connection with the Electrical Acquisition, Alpine Holdco, Essex Electric and Superior entered into a supply and transitional services agreement and on November 7, 2003 the agreement was replaced by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric, (collectively, the “Supply Agreements”). The Supply Agreements provided for the purchase from Superior of certain specified quantities of copper rod and certain transitional administrative services to Alpine Holdco and Essex Electric. The Supply Agreements expired on December 31, 2004. The total cost of copper rod purchased under the Supply Agreements in 2004, 2003 and 2002 was $89.2, $99.6 and $10.8 million, respectively and the cost for administrative services for 2004, 2003 and 2002 was $1.4, $4.4 and $.3 million, respectively.

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

Competition

The market for electrical wire products is highly competitive. The building wire industry has experienced significant consolidation over the past twenty years. Notwithstanding this consolidation, the Company believes there still exists excess industry manufacturing capacity which, in part as a result of the Company’s restructuring activities, has been somewhat reduced over the past two years. Four companies, including Essex Electric, currently manufacture approximately 75% to 80% of the total domestic U.S. building wire production. Many of Essex Electric's products are made to industry specifications and, therefore, may be interchangeable with competitors' products. Essex Electric is subject to strong competition in many markets on the basis of price, delivery time, customer service and ability to meet specialty needs. The Company believes that Essex Electric enjoys and benefits from strong customer relations which result from Essex Electric’s and its predecessors' long participation in the industry, its commitment to quality customer service and its on time delivery.

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

Superior Cables Ltd.

Since December 2002, the Company, through its wholly owned subsidiaries, has a 47% equity method investment in Superior Cables Ltd. Superior Cables Ltd. is the largest Israeli wire and cable manufacturer and its shares are traded on the Tel Aviv Stock Exchange.

Export Sales

The Company had no export sales in 2004 and $0.5 and $77.0 million in 2003 and 2002, respectively.

Employees

As of December 31, 2004, the Company employed approximately 540 employees, substantially all of which are employees of Essex Electric. Approximately 130 persons employed by the Company at December 31, 2004 are represented by unions. Collective bargaining agreements expire at various times through August 2007. The Company considers relations with its employees to be satisfactory.

Environmental Matters

The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Alpine or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Alpine. No material expenditures for environmental matters relating to Alpine's current businesses were made in 2004, 2003 and 2002.

Item 2. Properties

The following table sets forth the properties utilized by Alpine as of December 31, 2004.

OPERATION	LOCATION	SQUARE FOOTAGE	LEASED/ OWNED
Essex Electric
Manufacturing	Anaheim, California	143,000	Leased (expires 2005)
	Florence, Alabama	263,000	Owned
	Florence, Alabama	20,000	Leased (expires 2005)
	Florence, Alabama	30,500	Leased (expires 2005)
	Jonesboro, Indiana	56,000	Owned
	Marion, Indiana	50,000	Owned

Regional Distribution Centers	Columbia City, Indiana	228,800	Leased (expires 2006)
	McDonough, Georgia	232,000	Leased (expires 2009)
	Ontario, California	99,430	Leased (expires 2007)

Offices	Fort Wayne, Indiana	15,000	Leased (expires 2007)

Alpine	East Rutherford, New Jersey	5,900	Leased (expires 2014)

During 2003 and 2002, Essex Electric experienced a decline in pricing for its products due to the general economic environment, a decline in the industrial and commercial demand and significant manufacturing over-capacity in the electrical wire industry. Following the Electrical Acquisition, Essex Electric implemented a plan to consolidate and eliminate facilities to more closely align the productive capacity to anticipated market demand. In the first quarter of 2003, Essex Electric sold its Lafayette, Indiana facility and leased its Orleans, Indiana facility, in connection with the sale of its industrial wire products operations. The purchaser in this transaction leased the Orleans, Indiana facility through November 2004. The Orleans, IN facility is classified as an asset held for sale, included in other current assets, as of December 31, 2004. In the third quarter of 2003, the Sikeston, Missouri facility was idled, certain equipment formerly utilized at this site was relocated to remaining Essex Electric facilities and the facility was donated to the City of Sikeston in the fourth quarter of 2004. The Florence, Alabama facility was expanded in 2003 and two nearby facilities were leased through 2005 to accommodate increased production at this site resulting from consolidation activities. Essex Electric’s manufacturing plant in Anaheim, California was sold in 2003 and leased back from the buyer through 2004. The lease was extended through June 2005 and may be extended on a month to month arrangement.

During 2004, the Essex Electric distribution network was further contracted to reflect the Company’s reduced manufacturing capacity and primary geographic targeted markets. An amended lease agreement was executed by Essex Electric for the Ontario, California facility during 2004, providing for a reduction in distribution, rental and other operating costs. Additionally, during 2004 sublease agreements were entered into at the Columbia City, Indiana and Ontario, California distribution centers covering excess floor space and resulting in reduced operating costs for these facilities.

The Company believes its facilities are generally suitable and adequate for its business operations and administration and serving customers’ requirements. In 2004 and 2003 the utilization of the Company’s facilities was consistent with industry demand and, in the view of management, was satisfactory. Manufacturing facilities were operated on a 24 hours per day schedule on either a five or seven day per week basis.

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

Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed or retained liabilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of these facilities is the result of historic activities and past operations. Alpine has two sites and Essex Electric has one site which are currently involved in separate environmental investigations that may result in certain remedial activities being required under the oversight of two state environmental regulatory agencies. Off-site liabilities may include clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which the Company may be liable to the United States Environmental Protection Agency, or to state environmental agencies, or others as a Potentially Responsible Party or the equivalent.

Alpine currently does not believe that any of the environmental proceedings in which it is involved, and for which it may be liable, will individually, or in the aggregate, have a material adverse effect upon its business, financial condition, liquidity or results of operations. There can be no assurance that future developments will not alter this conclusion.

In December 2003, a former employee of Essex Electric commenced an action against Essex Electric, that is now pending in the United States District Court for the Western District of Missouri. Plaintiff alleges that Essex Electric engaged in discrimination against her based upon gender and engaging in a course of impermissible retaliatory conduct against the plaintiff in violation of the Missouri Human Rights Act. The plaintiff seeks recovery for lost wages and compensatory and punitive damages. Essex Electric has answered the complaint denying these allegations and asserting several affirmative defenses. Discovery proceedings are ongoing at this time.

Item 4. Submission Of Matters To A Vote Of Security Holders

On December 15, 2004, at the Annual Meeting of Stockholders of the Company, shareholders entitled to vote, which included holders of Alpine’s common stock, par value $0.10 per share (the “Common Stock”) who were entitled to one vote per share, and holders of Alpine’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”), who were entitled to 743.01 votes per share, voting as a single class, voted upon the following matters with the following results:

•
Six (6) current directors nominated for reelection were reelected with terms to expire as follows: John C. Jansing and Bragi F. Schut - 2005; Kenneth G. Byers, Jr. and Randolph Harrison - 2006; and Steven S. Elbaum and James R. Kanely - 2007.

Director	Votes For	Votes Withheld
John C. Jansing	21,978,645	76,099
Bragi F. Schut	21,980,324	74,420
Kenneth G. Byers, Jr.	21,981,344	73,400
Randolph Harrison	21,981,145	73,599
Steven S. Elbaum	21,975,150	79,594
James R. Kanely	21,981,345	73,399

•	The appointment of Deloitte & Touche LLP as Alpine’s independent auditors for fiscal year ended December 31, 2004 was ratified.

	Votes For	Votes Against	Votes Abstained	Broker Unvoted

Appointment of Deloitte and Touche, LLP	22,002,959	35,485	16,300	0

•	The amendment of the Certificate of Incorporation of Alpine to increase the number of authorized shares of Common Stock from 25 million to 50 million was approved.

	Votes For	Votes Against	Votes Abstained	Broker Unvoted

Increase of Shares from 25 million to 50 million	21,813,688	180,909	60,147	0

•
The amendment of the Certificate of Incorporation of Alpine to effect a “reverse/forward split” of Common Stock by which holders of less than 100 shares should have such shares cancelled and converted to the right to receive the fair market value of such shares in cash was approved.

	Votes For	Votes Against	Votes Abstained	Broker Unvoted

Reverse/forward split	21,918,831	130,550	5,363	0

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Alpine's Common Stock traded on the OTC Bulletin Board under the symbol ALPG during 2003 and 2004. In conjunction with the reverse/forward split of the Common Stock (see note (d) below), as of January 10, 2005 the NASDAQ assigned the Common Stock the new trading symbol of APNI.OB. The following table sets forth the range of high and low daily closing sales prices for the Common Stock for the years ended December 31, 2004 and 2003.

	High	Low

Year Ended December 31, 2004:
First Quarter ended March 31, 2004	$1.85	$0.90
Second Quarter ended June 30, 2004	3.59	1.80
Third Quarter ended September 30, 2004	3.15	2.65
Fourth Quarter ended December 31, 2004	2.76	2.00
Year Ended December 31, 2003:
First Quarter ended March 31, 2003	$0.77	$0.48
Second Quarter ended June 30, 2003	0.82	0.52
Third Quarter ended September 30, 2003	1.15	0.76
Fourth Quarter ended December 31, 2003	1.15	0.85

(b)	Holders

At March 22, 2005, there were 15,775,615 shares of Common Stock issued and outstanding, and approximately 400 record holders thereof (exclusive of beneficial owners of shares held in street name or other nominee form).

The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY.

(c)	Dividends

The Company paid dividends of $0.5 million and $0.2 million in 2004 and 2003, respectively on the Series A Preferred Stock. On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of Common Stock and a special dividend of $103.65 per share on the Series A Preferred Stock to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors.

(d)	Common Stock Reverse/Forward Spit

On December 30, 2004 the Company effected a reverse 1-for-100 stock split followed immediately by a forward 100-for-1 stock split of the Common Stock. As permitted under the Delaware General Corporation Law, stockholders whose shares of Common Stock were converted into less than 1 share as a result of the reverse split had these shares canceled and received cash payments equal to the fair value of the shares cancelled.

(e)	Increase in Authorized Common Stock

At a meeting of stockholders on December 15, 2004, the stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000. Such amendment was filed with the State of Delaware on December 29, 2004.

Item 6. Selected Financial Data

HISTORICAL FINANCIAL DATA

Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from the audited consolidated financial statements of Alpine.

	Year Ended December 31,
	2004(5)	2003(5)	2002(1)(5)	2001(5)	2000(5)
	(in millions, except per share data)

Statement Of Operations Data:
Net sales	$315.9	$302.1	$1,364.0	$1,716.3	$2,019.0
Cost of goods sold	296.3	286.9	1,208.8	1,454.2	1,691.8
Gross profit	19.6	15.2	155.2	262.1	327.2
Selling, general and administrative expenses	25.0	31.6	132.9	149.5	156.6
Restructuring and other charges	3.9	13.6	36.5	10.7	15.0
Loss on asset sale and impairments	0.3	0.6	463.7	—	—
Amortization of goodwill (2)	—	—	—	21.2	21.1
Operating income (loss)	(9.6)	(30.6)	(477.9)	80.7	134.5
Interest expense	(3.0)	(3.7)	(104.8)	(119.2)	(137.7)
Gain on Cancellation of Investment in Superior (3)	—	854.3	—	—	—
Loss on investments in securities	—	—	(4.1)	(33.8)	(10.5)
Other income (expense) net (4)	(0.3)	0.1	0.6	6.8	6.9
Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, income from discontinued operations extraordinary item, and cumulative effect of accounting change	(12.9)	820.1	(586.2)	(65.5)	(6.8)
Benefit for income taxes (4)	5.3	10.7	95.3	23.1	0.5

Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, income from discontinued operations, extraordinary item and cumulative effect of accounting change	(7.6)	830.8	(490.9)	(42.4)	(6.3)

Distributions on preferred securities of subsidiary trust	—	—	(15.2)	(15.4)	(15.1)

(Continued)

	Year Ended December 31,
	2004	2003	2002(1)	2001	2000

Income (loss) from continuing operations before minority interest, equity in earnings of affiliate, income from discontinued operations, extraordinary item and cumulative effect of accounting change	$(7.6)	$830.8	$(506.1)	$(57.8)	$(21.4)

Minority interest in losses of subsidiaries, net	0.4	0.5	3.5	17.1	6.1
Equity in (earnings) losses of affiliate	—	(0.1)	(0.1)	1.3	1.7
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	(7.2)	831.2	(502.7)	(39.4)	(13.6)
Gain on sale of DNE, net of tax	19.1	—	—	—	—
Income from discontinued operations (5)	1.5	3.6	3.6	8.4	2.4
Income (loss) before extraordinary item and cumulative effect of accounting change	13.4	834.8	(499.1)	(31.0)	(11.2)
Extraordinary item	—	—	12.6	—	—
Cumulative effect of accounting change	—	—	(388.1)	—	—
Preferred stock dividends	(2.0)	(0.2)	—	—	—
Preferred stock dividends beneficial conversion feature	(1.2)	(2.6)	—	—	—

Net income (loss) applicable to common stock	$10.2	$832.0	$(874.6)	($31.0)	$(11.2)

Income (loss) per share of common stock:
Basic
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.53)	$60.33	$(33.86)	$(2.69)	$(0.93)

Income from discontinued operations	0.11	0.26	0.25	0.57	0.16
Gain on sale of DNE, net of tax	1.42	—	—	—	—
Preferred stock dividends	(0.15)	(0.01)	—	—	—
Preferred stock dividends beneficial conversion feature	(0.09)	(0.19)	—	—	—
Extraordinary item	—	—	0.85	—	—
Cumulative effect of accounting change	—	—	(26.13)	—	—

Net income (loss) per share of common stock	$0.76	$60.39	$(58.89)	$(2.12)	$(0.77)

	Year Ended December 31,
	2004	2003	2002(1)	2001	2000

Diluted
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.53)	$51.01	$(33.86)	$(2.69)	$(0.93)
Income (loss) from discontinued operations	0.11	0.22	0.25	0.57	0.16
Gain on sale of DNE, net of tax	1.42	—	—	—	—
Preferred stock dividends	(0.15)	—	—	—	—
Preferred stock dividends beneficial conversion feature	(0.09)	—	—	—	—
Extraordinary item	—	—	0.85	—	—
Cumulative effect of accounting change	—	—	(26.13)	—	—

Net income (loss) per share of common stock	$0.76	$51.23	$(58.89)	$(2.12)	$(0.77)

Balance Sheet Data (At End Of Period):
Working capital (6)	$33.8	$28.3	$40.6	$113.3	$40.6
Total assets	132.8	107.8	183.1	1,952.2	2,094.4
Total long-term debt (6)	3.1	3.8	0.9	1,269.0	1,284.4
Mandatorily redeemable preferred stock	5.5	5.7	—	136.0	134.9
Preferred stock	0.2	0.4	0.4	0.4	0.4
Total stockholders' equity (deficit)	24.0	15.8	(829.1)	46.1	64.6
Cash dividends – common stock	4.9	—	—	—	—
Cash dividends – preferred stock	2.0	0.2	—	—	—

(1)
On December 11, 2002, Alpine acquired substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business. Additionally, in connection with this acquisition certain changes were made with respect to Alpine's indirect voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002 Alpine's investment in Superior (which was previously consolidated) is accounted for using the equity method. (See Notes 1 and 5 to Alpine's consolidated financial statements.)

(2)
Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets, which resulted in a change in the accounting treatment for goodwill, effectively eliminating any goodwill amortization.

(3)
Alpine recognized a gain in 2003 as a result of eliminating its negative investment in Superior upon consummation of the Plan of Reorganization for Superior. (See Note 1 to Alpine's consolidated financial statements.)

(4)
Includes reclassification of the historical gains (losses) on extinguishment of debt (and related tax effects) from extraordinary item to other income (expense). (See Note 1 to Alpine's consolidated financial statements.)

(5)	On July 29, 2004, the Company completed the disposition of DNE, its wholly-owned subsidiary. The statement of operations data include DNE as a discontinued operation.

(6)
Working capital is defined as total current assets less total current liabilities. Amounts included in total current liabilities with respect to the Revolving Credit Facility for 2004, 2003 and 2002 are $40.2, $17.2 and $69.0 million, respectively.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

Alpine is a holding company which over the past several years has owned controlling equity interests in industrial businesses which have been operated as subsidiaries. Alpine currently owns approximately 84% of Essex Electric, which is engaged in the manufacture and sale of electrical wire and 47% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products. These businesses were acquired as part of the Electrical Acquisition.

Over the past several years Alpine has also owned substantial equity interests in PolyVision, Premier, Superior and DNE Systems. In August 1999 Alpine sold its common equity interest in Premier and in November 2001 Alpine sold its equity interest in PolyVision. The equity interest of all of Superior's stockholders, including Alpine, was cancelled following the bankruptcy of Superior in March 2003, as a result of the consummation of the Plan of Reorganization for Superior and its emergence from bankruptcy in November 2003.

In July 2004, Alpine sold DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the “DNE Sale”). The purchase price was $40 million in cash at closing plus the Company is entitled to receive an additional cash payment of up to $3 million in 2005 if a certain performance based measure is achieved, however, based upon the measure of such performance to date, Alpine’s receipt of any such additional payment appears unlikely. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. The assets and liabilities of DNE Systems were reclassified to discontinued operations in the December 31, 2003 balance sheet. Likewise, DNE Systems results of operations for the one month period ended December 31, 2002 and twelve month periods ended December 31, 2004 and 2003 were reclassified to income from discontinued operations.

Prior to December 11, 2002, Alpine's financial statements include the consolidated results of Superior as a result of Alpine’s controlling interest in Superior. In connection with the Electrical Acquisition (see Note 5), certain changes were made with respect to Alpine's indirect voting interests in Superior’s equity such that Alpine no longer controlled Superior. Effective for periods after December 11, 2002, Superior Cables Ltd., and Superior (for periods through November 10, 2003) are accounted for under the equity method and were no longer consolidated with Alpine.

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

Following the Electrical Acquisition, the Company's principal operations consisted of the electrical wire business previously constituting Superior's Electrical Group, which is owned and operated by Alpine’s subsidiary Essex Electric, the operations of DNE Systems, and the Company's equity method investments in Superior (through November 10, 2003) and Superior Cables Ltd.; however DNE Systems was sold in July 2004, as described above. The Company's operations for 2002 include the consolidated operations of Superior through December 11, 2002 and the continuing operations of Essex Electric subsequent to December 11, 2002. As a result of the sale of DNE Systems on July 29, 2004 and the deconsolidation of Superior effective December 11, 2002, the Company's consolidated operations no longer include the results of DNE Systems or Superior's Communications Group and OEM Group segments. Segment financial data (including sales and operating income by segment) is included in Note 20 to the accompanying consolidated financial statements.

Results Of Continuing Operations—Twelve Months Ended December 31, 2004 ("2004") Compared To The Twelve Months Ended December 31, 2003 ("2003")

Consolidated sales for the year ended December 31, 2004 were $315.9 million, an increase of 4.6% compared to sales of $302.1 million for 2003. The increase was due to the net effect of higher selling prices and lower sales volume. The higher selling prices were primarily due to a significant increase (54%) in the cost of copper, Essex Electric’s principal product cost item, in 2004 versus 2003. In addition, sales improved due to an improved pricing environment for electrical products, particularly in the first half of 2004. The increase in sales prices was offset by a decline in volume of copper pounds shipped of 27% from 2003 to 2004. The lower sales volume in 2004 was due to a decrease in shipments of electrical wire by Essex Electric resulting from consolidation of production facilities and reduction of manufacturing capacity to reposition itself to more cost effectively service its reduced customer base in certain geographic markets, distribution channels and product lines as part of its restructuring and repositioning initiatives.

Gross profit for 2004 was $19.6 million, an increase of $4.4 million as compared to the $15.2 gross profit for 2003. The gross profit margin in 2004 was 6.2%, which compares to gross profit margin of 5.0% for 2003. The improvement was the net result of the aforementioned improved electrical wire pricing, partially offset by increased raw material costs that could not be fully passed-along to customers and some added manufacturing costs that the Florence plant incurred in the process of expanding its operation. Gross profit was negatively impacted in the fourth quarter of 2004 by the combined effect of lower selling margins, increased manufacturing costs because of reduced plant volumes due to reduced demand and escalating copper costs. Since the Company uses the LIFO method, it recorded higher cost of sales in the fourth quarter relating to the replenishment of copper inventories purchased at higher prices than earlier in the year when the inventories were depleted relative to December 31, 2003.

Selling, general and administrative expense ("SG&A expense") for 2004 was $25.0 million, a decrease of 20.8%, as compared to SG&A expense of $31.6 million for 2003. The decrease was due primarily to reduced costs at Essex Electric resulting from the implementation of its restructuring plan.

The 2004 restructuring and other charges incurred were $3.9 million, all of which were associated with the restructuring of Essex Electric. These restructuring charges consisted of (i) equipment relocation ($2.0 million), (ii) inventory relocation ($0.9 million) and (iii) facility exit costs ($1.0 million). This compares to $13.6 million of restructuring and other charges recorded in 2003, which consisted of (i) equipment relocation ($2.9 million), (ii) inventory relocation ($1.9 million), (iii) severance ($3.6 million), (iv) facility exit costs ($2.4 million) and (v) other costs associated with restructuring of the business ($2.7 million).

The Company incurred an operating loss of $9.6 million for 2004 compared to an operating loss of $30.6 million for 2003. The $21.0 million improvement was due to improved gross profits, reduced selling, general and administrative costs and reduced restructuring and other charges.

Interest expense for 2004 was $3.0 million, representing a decrease of $.7 million from 2003. The decrease was due primarily to lower debt levels throughout the year, which resulted primarily from reductions in working capital at Essex Electric, and lower debt issue cost amortization.

The effective tax rate for 2004 was 41.1% as compared to negative 1.31% for 2003. The increase in the effective rate is due primarily to the permanent difference related to the investment in Superior in 2003. Excluding the aforementioned permanent item, the effective rate for 2003 was 35.3%.

Discontinued Operations

The Company sold its DNE operations effective July 29, 2004 and recorded an after-tax gain of approximately $19.1 million in the third quarter of 2004. The income from discontinued operations related to DNE was $1.5 million, representing seven months of operation during 2004, compared with $3.6 million of income for the full twelve months of 2003. The lower earnings are the result of the partial year in 2004 and slightly lower sales levels on a pro-rata basis in 2004 compared to 2003.

Results Of Continuing Operations—Twelve Months Ended December 31, 2003 ("2003") Compared To The Twelve Months Ended December 31, 2002 ("2002")

Consolidated sales from continuing operations for the year ended December 31, 2003 were $302.1 million, a decrease of 78% as compared to sales of $1,364.0 million for the comparable prior year period. The decrease is due primarily to the effects of the deconsolidation of Superior. Revenues for Superior's Communications Group and OEM Group included in the year ended December 31, 2002 results were $433.6 million and $464.5 million, respectively. Excluding the Communications Group and OEM Group, sales decreased $163.8 million or 35% due principally to (i) the Company's decision to reduce volume in response to weak industry-wide pricing conditions caused by severe competitive pressures in the building wire market, (ii) reduced demand in the non-residential building wire market segment, and (iii) the February 2003 sale of the automotive and industrial wire business. Automotive and industrial wire product sales accounted for approximately $8.3 million and $34.0 million of Essex Electric's sales for the year ended December 31, 2003 and 2002, respectively.

Gross profit from continuing operations for 2003 was $15.2 million, a decline of $140.0 million as compared to gross profit for 2002, due to the deconsolidation of Superior. The gross profit margin in 2003 was 5.0% compared to gross profit margin of 5.8% for 2002 after excluding the Communications Group and OEM Group. The decreased margin percentage was due to higher copper prices that increased Essex Electric sales without a proportionate increase in margins.

Selling, general and administrative expense ("SG&A expense") for 2003 was $31.6 million, a decrease of 76%, as compared to SG&A expense of $132.9 million for 2002. The comparative decrease for 2003 was due primarily to the effects of the deconsolidation of Superior as well as a decrease of $8.7 million at Essex Electric resulting from implementation of its restructuring plan.

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

The Company incurred an operating loss of $30.6 million for 2003 compared to an operating loss of $477.9 million for 2002. The operating loss in 2002 included restructuring and other charges and asset impairment charges of $500.2 million as compared to $14.1 million of such charges for 2003. The comparative decline in operating loss was due to the decrease in restructuring and other charges offset by the effects of the deconsolidation of Superior's operating income for the Communications Group and the OEM Group which amounted to $57.2 million for the period ended December 31, 2002. Additionally, the operating loss for Essex Electric increased by $3.5 million for 2003 as compared to 2002 as a result of the decreased sales and restructuring costs.

Interest expense for 2003 was $3.7 million, representing a decrease of $101.1 million from the comparable prior period. The decrease was due to the deconsolidation of Superior. Excluding interest expense related to borrowings of Superior, interest expense for 2002 was $0.8 million. The increase in 2003 was due to an increase in the Company's indebtedness resulting from borrowings incurred to finance the Electrical Acquisition.

The effective tax rate for 2003 was negative 1.31% as compared to 16.3% in 2002. The decrease in effective rate is due to a permanent adjustment for nondeductible goodwill amortization and impairment in 2002 as well as a permanent difference related to the write-off of the investment in Superior in 2003. Excluding the aforementioned permanent adjustments, the effective rates were 35.3% and 35.6% for the years ended December 31, 2004 and 2003, respectively.

The Company reported a loss of $0.1 million for 2003 representing its equity in the net loss of its equity-method investee, Superior Cables Ltd. The Company's investment in Superior Cables Ltd. has been reduced to zero and accordingly, Alpine will not record it's equity in any future net losses of Superior Cables Ltd. unless it has a positive investment in Superior Cables Ltd..

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

Discontinued Operations

Income from discontinued operations (DNE Systems) for 2003 of $3.6 million was comparable to $3.6 million for 2002. DNE sales were $28.4 million for the year ended December 31, 2003, a decrease of 26% as compared to sales of $38.4 million for the comparable prior year period. The sales decrease during this period was primarily due to a decline in contract manufacturing sales of $9.3 million as a result of DNE's decision to de-emphasize this business.

Liquidity and Capital Resources

Alpine Holdco

As previously discussed, in December 2002, Alpine, through its newly formed, wholly-owned subsidiary, Alpine Holdco, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric, a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, and (3) and approximately 47% of Superior Cables Ltd. for a total purchase price of approximately $85 million in cash and the issuance of a warrant to Superior to purchase 199 shares of common stock of Essex Electric.

The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Revolving Credit Facility"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and DNE Technologies as borrowers and DNE Systems as credit party (such parties sometimes collectively are called the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition, approximately $78 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility was amended on November 10, 2004 and was last amended on February 28, 2005.

The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at December 31, 2004 and 2003 was 6.05% and 4.46%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. The Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At December 31, 2004 and 2003, outstanding borrowings under the Revolving Credit Facility were $40.2 million and $17.2 million, respectively. At December 31, 2004 the Companies had $14.6 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

Effective concurrently with the consummation of the DNE Sale (see note 4) on July 29, 2004, the lenders, released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications approved by the parties as a result of the DNE Sale and to establish revised financial and other covenant levels.

Alpine believes that existing cash and cash equivalents, cash provided by operations and working capital management of its Essex Electric subsidiary together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies through 2005. Alpine estimates that Alpine Holdco capital expenditures for 2005 will be approximately $5 million. Alpine Holdco has implemented restructuring initiatives at its Essex Electric subsidiary to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in nonrecurring cash expenses of approximately $2.5 to $3.0 million during 2005. Alpine believes that Alpine Holdco will be in compliance with the financial covenants provided in the Revolving Credit Facility. However, the persistence of negative market pricing conditions experienced to date in 2005 may require Alpine Holdco to seek additional amendments in or waivers of certain financial covenants to remain in compliance under the Revolving Credit Facility.

Alpine Corporate

On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock, $0.10 par value per share (the “Common Stock”) exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. Accordingly, there are no principal payments due in 2005. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants. During the twelve month period ended December 31, 2004, the Company retired $0.2 million of the Subordinated Notes.

On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock, originally was convertible into Common Stock, at the option of the holder, at the rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company discussed below, the conversion rate increased to 743.01 shares of Common Stock per share of Series A Preferred. Since the market price of the Common Stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The beneficial conversion feature was recorded as a dividend as of December 29, 2004 when the privately placed Series A Preferred Stock became convertible following the increase in authorized but unissued shares of Common Stock from 25 million to 50 million shares.

The Company may cause conversion of the Series A Preferred Stock into Common Stock if the Common Stock is then listed on the New York Stock Exchange (NYSE) or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price per share of the Common Stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Common Stock. Common Stock holders were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded. Since the market price of the Common Stock on the date of issuance (November 10, 2003) was $0.92 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend during 2003 since the shares were immediately convertible, offset with a credit to capital in excess of par.

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

During the third quarter of 2004, Alpine Holdco distributed to Alpine the proceeds from the DNE Sale, net of expenses, of approximately $38 million in accordance with a consent from the lenders under the Revolving Credit Facility. Federal taxes payable on this transaction were paid on March 15, 2005 out of the proceeds.

On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of Common Stock and a special dividend of $103.65 per share on its Series A Preferred Stock to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company, the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company declared, but did not yet pay, a total deemed dividend of $0.9 million, $0.6 million of which was recorded to compensation expense during 2004. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

During 2004, 3,477 shares of Series A Preferred Stock were converted into approximately 2.4 million shares of Common Stock.

As of December 31, 2004 Alpine had unrestricted cash, cash equivalents and marketable securities of approximately $36.4 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which (effective January 1, 2004) was increased from $1.0 million to $1.8 million, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized benefits. At December 31, 2004, the Company has reserved $16.4 of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor. The operations of Superior Cables Ltd. are funded and financed separately, with recourse to Superior Cables Ltd. but otherwise on a non-recourse basis to Alpine.

Contractual Obligations

Alpine has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Operating leases are long-term obligations relating primarily to the Company’s leased facilities. The Revolving Credit Facility is classified as short-term in the balance sheet (See Note 7 to the consolidated financial statements) but included in this table based on the maturity date. As of December 31, 2004, the Company’s contractual obligations were as follows (in thousands):

	2005	2006- 2007	2008- 2009	2010 and after	Total

Revolving Credit Facility (a)	$2,435	$44,976	$—	$—	$47,411
6% Junior Subordinated Notes (b)	—	1,046	2,092	1,046	4,184
Other Debt	386	—	—	—	386
Series A Preferred Stock (c)	—	—	462	5,083	5,545
Operating leases	2,216	3,176	1,221	899	7,512
Purchase obligations (d)	17,122	—	—	—	17,122
Total	$22,159	$49,198	$3,775	$7,028	$82,160

(a)
The stated maturity of the Revolving Credit Facility is December 11, 2007. The total maximum commitment is for $70 million. The interest rates on this facility are variable based upon LIBOR or Prime Rates plus certain fixed margins. The average rate, including margin, as of December 31, 2004 was 6.05%. See Note 7 to the consolidated financial statements for a description of the classification of the Revolving Credit Facility as an obligation due in less than one year as required under accounting principles generally accepted in the United States of America. An estimate of the interest expense obligation is included for each period as presented up until the December 11, 2007 stated maturity date. The interest was computed using the December 31, 2004 balance in the Revolving Credit Facility ($40,250) and the interest rate in effect as of December 31, 2004 (6.05%).

(b)	The 6% Junior Subordinated Notes are presented on a gross basis (before discount). The $3,122 included the long term debt in the December 31, 2004 balance sheet and in Note 8 of the consolidated financial statements is net of a $1,062 unamortized discount, which represents the difference between the exchange offer rate of $1.25 per share and the $.85 per share closing price of the Common Stock upon consummation of the exchange offer on August 4, 2003. The discount is being amortized through the date of maturity of the notes, including $0.2 million for the year ended December 31, 2004. These notes are payable in semi-annual installments of approximately $0.5 million beginning June 2007.

(c)	The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share. The Series A Preferred Stock may be converted into Common Stock at the option of the holder any time or by the Company upon the occurrence of certain specified events.

(d)	At December 31, 2004 the Company had committed approximately $17.1 million to outside vendors for the purchase of goods and services, of which approximately $1.1 million was related to certain capital projects. The remainder was primarily for inventory and other supply items.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

 Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

The Company is not a party to any other guarantees. (See Note 1 to the consolidated financial statements for further discussion).

Other

Trading in Alpine's Common Stock was suspended by the NYSE on July 10, 2002 and the Common Stock was subsequently delisted. The Common Stock is currently traded on the OTC bulletin board under the symbol APNI.OB. The delisting of the Common Stock could impact Alpine's ability to raise funds in the equity markets in the future.

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported consolidated amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the consolidated financial statements are detailed in Note 1 to the consolidated financial statements. Management believes that the application of policies regarding the establishment of allowances for discounts and sales incentives, reserves for inventories, potential impairment of long-lived assets, valuation allowances for deferred tax assets, tax contingencies and certain accrued expenses involve significant levels of judgments, estimates and complexity.

Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. The Company monitors these factors and records estimated obligations based on current sales levels as a reduction of revenue over the periods earned.

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

Significant judgment is required in determining consolidated income tax provision and evaluating the U.S. tax position. It is the Company’s policy to maintain tax contingency reserves for potential tax audit issues. The Company reviews the reserves as circumstances warrant and adjusts the reserves as events occur that affect its potential liability for additional taxes, such as lapsing of applicable statues of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in the Company’s tax provision in the period in which the above noted events occur.

The Company is involved in various legal proceedings and contingencies. Liabilities for these matters are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, "Accounting for Contingencies". SFAS 5 requires a liability to be recorded based on management's estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from such estimates. If a contingency is settled for an amount greater than the Company's estimate, a future charge to income would result. Likewise if a contingency is settled for an amount that is less than they Company's estimate, a future credit to income would result.

Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the consolidated financial statements. Adjustments to these estimates would have an impact on the Company's financial position and future results of operations.

New accounting standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company is assessing the potential impacts of this pronouncement, but does not believe that SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, that requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective for public companies in interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company is in the process of evaluating the impact that the adoption of SFAS No. 123R will have to its financial position and results of operations and cash flows.

In March of 2004, the EITF reached consensus on the disclosure guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  Under EITF 03-1, an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in fair value of investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF 03-1 related to other-than-temporary impairment pending additional implementation guidance. The Company will evaluate the impact of the accounting provisions of EITF 03-01 once final guidance is issued.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 is not expected to have a significant impact on the results of operations or equity of the Company.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

The Company's exposure to market risk primarily relates to interest rates payable in respect of indebtedness outstanding from time to time under the Revolving Credit Facility (see preceding table on Contractual Obligations) and copper futures used to minimize the price risk associated with copper prices (see Derivative Financial Instruments). A potential change in annual interest expense resulting from a hypothetical one percent change in interest rates would have had an impact on the Company’s results in 2004 of approximately $0.3 million. The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. These contracts were liquidated throughout the year in step with the decreases in inventory. In December 2004, the Company purchased approximately $9 million of copper inventory for use in the production process in the first quarter of 2005. In connection with these purchases, the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were marked to market at December 31, 2004, resulting in a charge to earnings of $0.4 million. These contracts were subsequently liquidated in the first quarter of 2005.

Item 8. Financial Statements And Supplementary Data

Alpine's consolidated financial statements as of December 31, 2004 and 2003 and financial statement schedules for each of the years in the three-year period ended December 31, 2004 and the report of the independent registered public accounting firm thereon required under Regulation S-X are submitted herein as a separate section following Item 15 of this report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

(a)(1), (a)(2) See the separate section of this report following Item 15 for a list of financial statements and schedules filed herewith.

(a)(3) Exhibits as required by Item 601 of Regulation S-K are listed in Item 15(b) below.

(b) Exhibits

Exhibit Number	Description

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

3(d)	By-laws of Alpine (incorporated herein by reference to Exhibit 3(g)to the 1995 10-K).
3(e)
Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10Q of Alpine for the quarter ended June 30, 2003 (the "June 30, 2003 10-Q”))

3(f)*	Certificate of Amendment of Certificate of Incorporation of Alpine dated December 29, 2004.
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

10(aa)
Warrant dated December 11, 2002 from Essex Electric Inc. ("Essex") issued to Superior Telecom Inc. ("Superior") (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2003 (the “2003 10-K”)).

10(bb)	Securityholders Agreement dated as of December 11, 2002 by and among Essex, Alpine Holdco ("Holdco") and Superior (incorporated by reference to Exhibit 10(bb) of the 2003 10-K).
10(cc)	Amendment No. 1 to Securityholders Agreement dated September 23, 2002 by and among Essex, Holdco and Superior (incorporated by reference to Exhibit 10(cc) of the 2003 10-K).
10(dd)	Employment Arrangement between The Alpine Group, Inc. and K. Mitchell Posner, dated March 24, 2003 (incorporated reference to Exhibit 10(dd) of the 2003 10-K).
10(ee)	Employment Agreement between the Essex Electric Inc. and David A. Owen dated May 13, 2003 (incorporated by reference to Exhibit 10(ee) of the 2003 10-K).
10(ff)
Fourth Amendment, dated December 8, 2003, to Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Wells Fargo Foothill, Inc., as agent and Congress Financial Corporation, as documentation agent, Alpine Holdco Inc., DNE Manufacturing and Services Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as credit party (incorporated herein by reference to Exhibit 10(ff) of the 2003 10-K).

10(gg)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K).
10(hh)	Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely (incorporated herein by reference to Exhibit 10(v) to the 1995 10-K).
10(ii)
Form of subscription agreement entered into on June 23, 2003 by certain officers and directors of Alpine in connection with the private placement of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10(ii) of the 2003 10-K).

10(jj)
Stock Purchase Agreement between Alpine Holdco Inc. and Ultra Electronics Defense, Inc., dated as of June 18, 2004 (incorporated herein by reference to Exhibit 10(gg) to the Quarterly Report on Form 10-Q of Alpine for the period ended June 30, 2004).

10(kk)
Amendment Number One to The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors, dated July 1, 2004 (incorporated herein by reference to Exhibit 10(jj) to the Quarterly Report on Form 10-Q of Alpine for the period ended September 30, 2004 (the “September 30, 2004 10-Q”).

10(ll)	Amendment Number One to The Alpine Group, Inc. Deferred Stock Account Plan, dated July 30, 2004 (incorporated herein by reference to Exhibit 10(kk) to the September 30, 2004 10-Q).
10(mm)
Fifth Amendment to Loan and Security Agreement, dated November 10, 2004 by and among Alpine Holdco Inc. and Essex Electric Inc. as borrowers and Wells Fargo, Foothill, Inc. as agent for the lenders and as a lender, Congress Financial Corporation (Central), and the lenders from time to time party thereto (incorporated by reference to Exhibit 10(ll) to the September 30, 2004 10-Q).

10(nn)*
Sixth Amendment to Loan and Security Agreement, dated February 28, 2005 by and among Alpine Holdco Inc. and Essex Electric Inc. as borrower and Wells Fargo, Foothill, Inc. as agent for the lenders and as a lender, Congress Financial Corporation (Central), as documentation agent and as a lender, and the lenders from time to time party thereto.

21*	List of Subsidiaries
23(a)*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005
THE ALPINE GROUP, INC.

	By:	/s/ STEVEN S. ELBAUM
Steven S. Elbaum
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN S. ELBAUM	Chairman of the Board and Chief
Steven S. Elbaum	Executive Officer (principal executive officer)	March 31, 2005

/s/ DAVID A. OWEN	Chief Financial Officer (principal financial and	March 31, 2005
David A. Owen	and accounting officer)

/s/ KENNETH G. BYERS, JR.	Director	March 31, 2005
Kenneth G. Byers, Jr

/s/ RANDOLPH HARRISON	Director	March 31, 2005
Randolph Harrison

/s/ JOHN C. JANSING	Director	March 31, 2005
John C. Jansing

/s/ JAMES R. KANELY	Director	March 31, 2005
James R. Kanely

/s/ BRAGI F. SCHUT	Director	March 31, 2005
Bragi F. Schut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
The Alpine Group, Inc.
Ft. Wayne, Indiana

We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements: (1) the Company reclassified a 2002 gain on early extinguishment of debt, previously recorded as extraordinary items, to other income (expense) to conform to Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”; and (2) the Company changed its method of accounting for costs associated with exit or disposal activities in 2003 to conform to Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 31, 2005

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$611	$465
Marketable securities, at fair value (Note 1)	35,827	6,761
Accounts receivable (less allowance for doubtful accounts of $387 and $263 at
December 31, 2004 and 2003, respectively)	41,091	32,328

Inventories, net (Note 2)	30,417	37,169
Current assets of discontinued operations (Note 4)	—	7,534
Other current assets	4,992	3,577
Total current assets	112,938	87,834
Property, plant and equipment, net (Note 3)	16,927	15,241
Assets of discontinued operations (Note 4)	—	1,766
Deferred income taxes (Note 13)	264	—
Other assets	2,658	2,947
Total assets	$132,787	$107,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility (Note 7)	$40,250	$17,189
Current portion of long-term debt (Note 8)	386	137
Accounts payable	14,010	21,088
Accrued expenses (Note 6)	11,054	11,247
Current liabilities of discontinued operations (Note 4)	—	2,223
Accrued income taxes	5,247	47
Deferred income taxes (Note 13)	8,182	7,644
Total current liabilities	79,129	59,575

Long-term debt, less current portion (Note 8)	3,122	3,777
Deferred income taxes (Note 13)	—	1,419
Other long-term liabilities (Note 9)	17,842	17,651
Warrant (Note 5)	936	1,000
Minority interest in subsidiary	2,218	2,686
Liabilities of discontinued operations (Note 4)	—	157
Mandatorily redeemable series A convertible preferred stock (18,264 shares issued and 14,697 and 18,174 shares outstanding at December 31, 2004 and 2003, respectively) (Note 18)	5,545	5,665
Commitments and contingencies (Notes 8, 13 and 16)
Stockholders’ equity:
9% cumulative convertible preferred stock at liquidation value	177	427
Common stock, $.10 par value; (50,000,000 and 25,000,000 authorized; and 24,670,054 and 22,146,884 shares issued at December 31, 2004 and 2003, respectively)	2,467	2,214
Capital in excess of par value	168,446	165,706
Accumulated other comprehensive income (loss)	(20)	57
Accumulated deficit	(52,955)	(58,201)
Treasury stock, at cost (10,929,985 and 11,109,872 shares at December 31, 2004
and 2003, respectively)	(93,705)	(93,861)
Receivable from stockholders	(415)	(484)
Total stockholders’ equity	23,995	15,858
Total liabilities and stockholders’ equity	$132,787	$107,788

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Net sales	$315,894	$302,112	$1,364,007
Cost of goods sold	296,338	286,947	1,208,774
Gross profit	19,556	15,165	155,233
Selling, general and administrative expenses	24,945	31,601	132,942
Restructuring and other charges	3,896	13,552	36,485
Loss on asset sale and impairments (Notes 1 and 14)	335	592	463,716
Operating loss	(9,620)	(30,580)	(477,910)
Interest expense (Note 1)	(3,039)	(3,676)	(104,819)
Gain on cancellation of equity investment in Superior (Note 1)	—	854,262	—
Loss on investments in securities	—	—	(4,085)
Other income (expense), net (Note 1)	(264)	70	598
Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in net loss of affiliate, extraordinary item and cumulative effect of accounting change	(12,923)	820,076	(586,216)
Benefit for income taxes	5,312	10,709	95,323
Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary item and cumulative effect of accounting change	(7,611)	830,785	(490,893)
Distributions on preferred securities of subsidiary trust	—	—	(15,223)
Income (loss) from continuing operations before minority interest, equity in earnings of affiliate, extraordinary item and cumulative effect of accounting change	(7,611)	830,785	(506,116)
Minority interest in losses of subsidiary	468	526	3,462
Equity in net loss of affiliate	—	(86)	(136)
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	(7,143)	831,225	(502,790)
Discontinued operations (Note 4):
Income from discontinued operations, net of tax of $1,115, $1,897 and $642 respectively	1,502	3,551	3,721
Gain on sale of DNE, net of taxes of $10,275	19,081	—	—
Income (loss) before extraordinary item and cumulative effect of accounting change	13,440	834,776	(499,069)

(continued)
The accompanying notes are an integral part of these consolidated financial statements

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Extraordinary gain from unallocated negative goodwill	—	—	12,554
Cumulative effect of accounting change for goodwill impairment net of minority interest	—	—	(388,086)
Net income (loss)	13,440	834,776	(874,601)
Preferred stock dividends	(2,044)	(206)	(38)
Preferred stock dividends beneficial conversion feature	(1,203)	(2,550)	—
Net income (loss) applicable to common stock	$10,193	$832,020	$(874,639)

Net income (loss) per share of common stock:
Basic:
Income (loss) attributable to common stock from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.77)	$60.13	$(33.86)
Income from discontinued operations	0.11	0.26	0.25
Gain on sale of DNE	1.42	—	—
Extraordinary items	—	—	0.85
Cumulative effect of accounting change	—	—	(26.13)
Net income (loss) per basic share of common stock	$0.76	$60.39	$(58.89)

Diluted:
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(0.77)	$51.01	$(33.86)
Income from discontinued operations	0.11	0.22	0.25
Gain on sale of DNE	1.42	—	—
Extraordinary items	—	—	0.85
Cumulative effect of accounting change	—	—	(26.13)
Net income (loss) per diluted share of common stock	$0.76	$51.23	$(58.89)

Weighted average shares outstanding:
Basic	13,440	13,778	14,851

Diluted	13,440	16,240	14,851

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount

Common stock:
Balance at beginning of period	22,146,884	$2,214	22,084,694	$2,208	21,923,705	$2,192
Employee stock purchase plan	—	—	—	—	153,053	15
Compensation expense related to stock options and grants	—	—	—	—	7,936	1
Shares issued pursuant to the Series A Preferred Stock conversion	2,403,543	241	62,190	6	—	—
Exercise of stock options	119,627	12	—	—	—	—
Balance at end of period	24,670,054	$2,467	22,146,884	$2,214	22,084,694	$2,208

Capital in excess of par value:
Balance at beginning of period		$165,706		$165,195		$163,425
Effect of subsidiaries' equity transactions		—		—		1,410
Employee stock purchase plan		—		—		124
Compensation expense related to restricted stock and certain stock options, less vested shares released from Treasury		1,580		(3,270)		236
Beneficial conversion feature on preferred stock recorded at issuance		—		3,753		—
Shares issued pursuant to the Series A Preferred Stock Conversion		1,081		28		—
Exercise of stock options		79		—		—
Balance at end of period		168,446		165,706		165,195

9% cumulative convertible preferred stock:
Balance at beginning of period	427	427	427	427	427	427
Redemption of 9% Preferred Stock	(250)	(250)	—	—	—	—
Balance at end of period	177	177	427	427	427	427

Accumulated other comprehensive income (loss):
Balance at beginning of period		57		(11,597)		(7,929)
Reversal of other comprehensive loss associated with Superior (Note 1)		—		11,624		—
Foreign currency translation adjustment		—		—		1,104

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount

Additional minimum pension liability (net of tax benefit of $3,554)		—		—		(6,316)
Realized net losses in value of securities (net of tax benefit of $6 and $2,851for 2004 and 2002, respectively)		9		—		4,277
Change in unrealized gains (losses) on securities, (net of tax benefit of $35, $32, and $2,011, respectively)		(62)		30		(4,258)
Change in minimum pension liability (net of tax benefit of $17)		(24)		—		—
Change in unrealized gain on derivatives		—		—		1,525
Balance at end of period		(20)		57		(11,597)
Accumulated deficit:
Balance at beginning of period		(58,201)		(890,221)		(15,582)
Net income (loss)		13,440		834,776		(874,601)
Dividends on preferred stock		(2,044)		(206)		(38)
Dividends on common stock		(4,947)		—		—
Preferred stock dividends, beneficial conversion feature		(1,203)		(2,550)		—
Balance at end of period		(52,955)		(58,201)		(890,221)
Treasury stock:
Balance at beginning of period	(11,109,872)	(93,861)	(7,963,203)	(94,574)	(8,018,495)	(95,592)
Purchase of treasury stock	—	—	—	—	(37,712)	(76)
Conversion of common stock to junior subordinated notes	—	—	(3,479,656)	(2,959)	—	—
Stock options and grants	199,481	196	332,987	3,672	93,004	1,094
Reverse / forward split redemptions (Note 22)	(19,594)	(40)	—	—	—	—
Balance at end of period	(10,929,985)	(93,705)	(11,109,872)	$(93,861)	(7,963,203)	$(94,574)

Receivable from stockholders:
Balance at beginning of period		(484)		(553)		(872)

Forgiveness of Officers' loans		69		69		319
Balance at end of period		(415)		(484)		(553)
Total stockholders’ equity (deficit)		$23,995		$15,858		$(829,115)

Comprehensive income (loss)		$13,363		$846,430		$(878,269)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Income (loss) before extraordinary item and cumulative effect of accounting change	$13,440	$834,776	$(499,069)
Adjustments to reconcile income (loss) from continuing operations to net cash (used for) provided by operating activities:
Gain on sale of DNE	(29,356)	—	—
Depreciation	1,146	1,105	41,270
Loss on asset sales and subsidiary stock, net of impairments	496	663	481,766
Gain on early extinguishment of debt, net of tax	—	—	(1,389)
Deferred distributions on subsidiary Trust Convertible Preferred Securities	—	—	15,424
Gain on cancellation of investment in Superior	—	(854,262)	—
Gain loss on investments in securities	(16)	(106)	4,085
Amortization of deferred debt issuance costs and accretion of debt discount	613	1,294	14,622
Interest costs satisfied by payment-in-kind notes	—	—	14,170
Compensation expense related to stock options and grants	1,632	470	1,650
Deferred income taxes	(1,117)	(11,948)	(52,248)
Minority interest in losses of subsidiary	(468)	(526)	(3,462)
Decrease in fair value of warrants	(64)	—	—
Equity in loss of affiliate	—	86	136
Change in assets and liabilities, net of effects from businesses acquired:
Accounts receivable	(9,629)	28,304	9,665
Inventories	6,332	38,911	55,325
Other current assets	(988)	7,312	(33,426)
Other assets	(201)	5	1,897
Accounts payable and accrued expenses	(1,330)	(1,528)	(48,669)
Other, net	219	946	6,768
Cash flows (used for) provided by operating activities	(19,291)	45,502	8,515
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(87,412)
Capital expenditures	(5,578)	(8,561)	(10,016)
Purchase of marketable securities	(39,344)	(6,672)	—
Proceeds from sale of assets	683	7,978	84,036
Proceeds from sale of investments	10,213	1,296	23,530
Proceeds from sale of DNE, net of transaction costs	38,150	—	—
Superior Cables Ltd. customer loans, net	—	—	6,157
Restricted cash	—	—	87
Other	—	—	783
Cash flows provided by (used for) investing activities	4,124	(5,959)	17,165

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows from financing activities:
Short-term borrowings, net (excluding revolving credit facility)	—	—	894
Borrowings (repayments) under revolving credit facilities, net	23,061	(51,782)	18,079
Long-term borrowings	—	—	1,479
6% Junior Subordinated Notes redemption	(161)	—	—
Repayments of long-term borrowings	(469)	(2,247)	(72,012)
Proceeds from exercise of stock options	236	—	139
Debt and equity issuance and amendment costs	—	(389)	(5,891)
Dividends on preferred stock	(2,044)	(206)	(38)
Dividends on common stock	(4,947)	—	—
Issuance of preferred stock, net	—	6,940	—
Proceeds from minority investment in subsidiary	—	471	—
Preferred stock redemptions	(250)	—	—
Purchase of treasury stock	—	—	(76)
Other	(113)	(4)	—
Cash flows provided by (used for) financing activities	15,313	(47,217)	(57,426)
Net increase (decrease) in cash and cash equivalents	146	(7,674)	(31,746)
Effect of deconsolidation of subsidiary	—	—	(12,710)
Effect of exchange rate changes on cash	—	—	61
Cash and cash equivalents at beginning of year	465	8,139	52,534
Cash and cash equivalents at end of year	$611	$465	$8,139

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$2,450	$2,952	$87,736

Cash paid (refunded) for income taxes, net	$1,758	$(1,383)	$(21,537)

Noncash investing and financing activities:
Deconsolidation of subsidiary:
Current assets	$—	$—	$287,389
Other assets	—	—	338,904
Current liabilities	—	—	(1,271,594)
Other liabilities	—	—	(83,424)
Redeemable preferred stock	—	—	(137,162)
Net investment	—	—	$(865,887)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Basis of presentation and description of business

The accompanying consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The Company accounts for all affiliate companies with ownership greater than 20%, but not majority-controlled, using the equity method of accounting.

Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. (“Essex Electric”), engaged in the manufacture and sale of electrical wire and cable, and a 47% equity interest in Superior Cables Ltd..

Prior to December 11, 2002, Alpine's financial statements include the consolidated results of its then majority-controlled subsidiary Superior TeleCom Inc. ("Superior") and Superior's then majority-owned subsidiary Superior Cables Ltd.. As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior through December 11, 2002, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems, Inc. (“DNE Systems”) (see Note 5), certain changes were made with respect to Alpine's indirect voting interests in Superior’s equity such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Cables Ltd. from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Cables Ltd. are accounted for under the equity method and are no longer consolidated with Alpine. At times hereinafter we refer to the foregoing acquisition of the electrical wire business of Superior, DNE Systems and the 47% equity interest in Superior Cables Ltd. as the ("Electrical Acquisition") - see Note 5.

On March 3, 2003, Superior and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On October 22, 2003, Superior’s Joint Plan of Reorganization, as amended and related disclosure statement was confirmed by order of the United States Bankruptcy Court for the District of Delaware and became effective on November 10, 2003 (the "Plan of Reorganization"). The Plan of Reorganization provided for the cancellation of all equity and debt interests held in Superior by the Company.

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

On June 21, 2004 the Company entered into an agreement to sell DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the “DNE Sale”). The purchase price was $40 million in cash at closing plus the Company is entitled to receive an additional cash payment of up to $3 million in 2005 if a certain performance based measure is achieved, however, based upon the measure of such performance to date, Alpine’s receipt of any such additional payment appears unlikely. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. The assets and liabilities of DNE Systems have been reclassified to discontinued operations in the December 31, 2003 balance sheet presented herein. Likewise, DNE Systems results of operations for the twelve month periods ended December 31, 2004, 2003 and 2002 have been presented as discontinued operations.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Cash and cash equivalents

All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents.

Marketable securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Corporation intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders’ equity or income net of related income taxes, respectively. All of the Company’s investment securities are classified as available for sale at December 31, 2004 and 2003.

The following table shows the unrealized gains (losses) and fair value of the Company’s investments aggregated by investment category as of December 31, 2004:

Description of Securities	Cost Basis	Unrealized Gains	Unrealized Losses*	Fair Value
Corporate bonds	$540		$(24)	$516
Marketable equity securities	1,371	$21	(24)	1,368
Municipal bonds and notes	23,000			23,000
Mutual funds	10,658	40	(5)	10,693
Preferred securities	250			250
Total	$35,819	$61	$(53)	$35,827

* none of the gross unrealized losses have exceeded 12 months.

The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2004 and a decrease in the fair value of equity securities due to fluctuations in the stock market. Alpine has determined that the gross unrealized losses on its short-term investments at December 31, 2004 are temporary in nature. Alpine reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2004 and 2003, cost for the Essex Electric inventory is determined using the last-in, first-out ("LIFO") method. The Company determines whether a lower of cost or market provision is required on a quarterly basis by analyzing whether inventory on hand can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2004 or 2003. Inventories include costs of materials, labor and manufacturing overhead. See Note 2.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Buildings and improvements	5 to 40 years
Machinery and equipment	3 to 15 years

Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Interest is capitalized during the active construction period of major capital projects. During the year ended December 31, 2002, $0.2 million of interest was capitalized in connection with various capital projects.

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

Deferred financing costs

Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on an effective interest rate basis and are charged to operations as additional interest expense. During the fourth quarter of 2003 the

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Company amended the Revolving Credit Facility to reduce the maximum amount of lender commitments available thereunder by 30% and therefore 30% ($0.6 million) of remaining deferred financing costs were written off. Total deferred financing fees at December 31, 2004 and 2003 were approximately $1.2 million and $1.6 million, respectively.

Amounts due customers

Included in accrued expenses at December 31, 2004 and 2003 are certain amounts due customers totaling $4.3 million and $4.1 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers. These liabilities are recorded as reductions to revenue, as customers purchase toward required volume levels.

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

  Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. tax position. It is our policy to maintain tax contingency reserves for potential tax audit issues. The Company reviews the reserves as circumstances warrant and adjusts the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur.

Derivative financial instruments

The Company applies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 for its derivative financial instruments. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company has in the past engaged in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income with any ineffective portion immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. At December 31, 2004, the Company had approximately $8 million of copper futures contracts representing 6 million copper pounds outstanding as non-designated derivative instruments. These contracts were recorded at fair value at December 31, 2004. There were $13 million of copper futures contracts representing 12 million copper pounds outstanding at December 31, 2003.

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

Revenue recognition

Revenue is recognized when the product is shipped to the customer, which is when title and risk of loss pass. Alpine's price to the buyer is fixed and determinable based upon the price set forth in a written order from the customer. Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. The Company monitors these factors and records estimated obligations based on current sales levels as a reduction of revenue over the periods earned.

Subsidiary stock transactions

The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary's purchase of its own stock and the subsidiary's issuance of its own stock. The Company accounts for subsidiary stock transactions in accordance with Staff Accounting Bulletin No. 51, "Accounting for sales of stock by a subsidiary" and records all gains and losses related to subsidiary stock transactions through other income and expense. In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement and subscribed for and purchased 169 newly issued shares of common stock of Essex Electric. This securityholders agreement was executed at the time of and in conjunction with the Electrical Acquisition. As a result of the sales and issuance of common stock by Essex Electric, Alpine Holdco and Superior own approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric as of December 31, 2004. In accordance with Staff Accounting Bulletin No. 51, the reduction in Alpine Holdco's ownership of Essex Electric from 100% to 90% was accounted for by the Company as a non-cash loss of $2.7 million, and recorded in the 2003 consolidated statement of operations as other income (expense).

In January 2005, Holdco purchased 1,792 shares of Essex Common Stock for a cash purchase price of $5.0 million and Superior purchased 445 shares of Essex Electric common stock for an aggregate cash purchase price of $1.2 million. Following the aforementioned investments, Holdco and Superior owned 84.2% and 15.8% of Essex Electric, respectively. The Company recorded a loss on sale of subsidiary stock of approximately $0.3 million in January 2005 related to this transaction. In addition, the Company decreased the value of the warrant by $0.3 million due to the dilution of the additional 2,237 shares during January 2005.

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)

Net income (loss), as reported	$13,440	$834,776	$(874,601)
Add stock-based employee compensation expense included in reported net income (loss), net of tax of $577	1,055	255	1,688
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,315)	(494)	(2,975)
Pro forma net income (loss)	$13,180	$834,537	$(875,888)
Preferred stock dividends	(2,044)	(206)	(38)
Dividend on beneficial conversion feature of preferred stock rights offering	(1,203)	(2,550)	—
Proforma net income (loss) - applicable to common stock	$9,933	$831,781	$(875,926)

Net income (loss) per share:
Basic—as reported	$0.76	$60.39	$(58.89)
Basic—pro forma	$0.74	$60.37	$(58.98)
Diluted—as reported	$0.76	$51.23	$(58.89)
Diluted—pro forma	$0.74	$51.22	$(58.98)

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years and outstanding options may be exercised or cancelled. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the years ended December 31, 2004, 2003 and 2002, was $0.91, $0.52 and $0.71, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002, respectively: dividend yield of 0% for each year; expected volatility of 191%, 99% and 99%, risk-free interest rate of 3.53%, 2.99% and 2.64%, and expected life of two years for all periods.

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

Research and development costs

Research and development costs are expensed as incurred, however with the divestiture of the DNE operations, research and development costs for continuing operations were less than $0.1 million for the years 2004 and 2003. The research and development costs for the year ended December 31, 2002, which included Superior, was $8.5 million.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2004, 2003 and 2002 were approximately $0.2, $0.3 and $2.4 million, respectively.

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

Comprehensive income

Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, changes in the fair value of derivatives and minimum pension liability adjustments. Accumulated other comprehensive income (loss) net of tax was less than $0.1 million as of December 31, 2004 and 2003.

Concentration of risk and allowance for doubtful accounts

The Company determines the allowance based on its historical write-off experience and a review of certain specific accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See Note 20 for concentrations of risk within the Company's business segment.

Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, "Accounting for the Impairment for Disposal of Long-lived Assets" on January 1, 2002. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of or held and used. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such actions. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset group. Assets to be disposed of are included in other current assets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. The loss on asset sales and impairment for 2004 and 2003 were $0.3 and $0.6 million, respectively. See Note 14 for details.

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

Use of estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories, deferred income tax assets and income tax contingencies; self-insurance reserves; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

Recent accounting standards

The Company adopted SFAS No. 145, Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective January 1, 2003. SFAS No. 145 amends existing guidance to eliminate the requirement that gains and losses on early extinguishment of debt must be classified as extraordinary items and permits such classification only if the debt extinguishment meets the criteria for classification as an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. As a result of the adoption of SFAS No. 145, the Company reclassified to other income (expense) a $2.2 million gain on the early extinguishment of debt previously recognized as an extraordinary item in the Company's consolidated statement of operations for the year ended December 31, 2002.

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring costs incurred during the years ended December 31, 2003 and 2004 have been accounted for in accordance with SFAS No. 146.

The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Since 1993, Alpine has been a party to a guaranty of Superior's lease obligations relating to Superior's manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guaranty was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor. The Company is not a party to any other guarantees and implementation of Interpretation No. 45 did not have a material effect on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company is assessing, but does not believe that SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB No. 123R, Share-Based Payment (“SFAS 123R”), that requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for public companies in interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company is in the process of evaluating the impact that adoption of FAS 123R will have to its financial position and results of operations and cash flows.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of significant accounting policies (Continued)

In March of 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the disclosure guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). Under EITF 03-1, an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in fair value of investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. In September of 2004, the FASB issued FSP EITF Issue 03-1-1, which suspended the effective date for the measurement and recognition guidance included in EITF 03-1 related to other-than-temporary impairment pending additional implementation guidance. The Company will evaluate the impact of the accounting provisions of EITF 03-01 once final guidance is issued..

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends the definition of “exchange” or “exchange transaction” and expands the list of transactions that would not meet the definition of non-monetary transfer. SFAS No. 153 is not expected to have a significant impact on the results of operations or equity of the Company.

Reclassifications

The Company reclassified $16.2 million of tax contingency reserve as of December 31, 2003 from long-term deferred tax liabilities to other long-term liabilities to conform to the 2004 presentation.

2. Inventories

At December 31, 2004 and 2003, the components of inventories are as follows:

	December 31,	December 31,
	2004	2003
	(in thousands)

Raw materials	$15,169	$15,358
Work in process	5,476	4,417
Finished goods	31,981	26,401
	52,626	46,176
LIFO reserve	(22,209)	(9,007)
	$30,417	$37,169

All inventories at December 31, 2004 and 2003, are valued using the LIFO method of accounting. Effective December 11, 2002, in connection with the Electrical Acquisition, the Company established two LIFO pools for the Essex Electric inventory consisting, respectively, of copper and all other inventory components. During 2004, the Company recorded a decrement of $2.1 million on its LIFO reserve in cost of goods sold.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property, plant and equipment

At December 31, 2004 and 2003, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2004	2003
	(in thousands)

Land	$160	$517
Buildings and improvements	4,033	4,969
Machinery and equipment	12,270	7,275
Construction in progress	1,914	4,159
	18,377	16,920
Less accumulated depreciation	(1,450)	(1,679)
	$16,927	$15,241

Included in the amounts above are the following:
Assets held for future use (net of accumulated depreciation of $9 and $70, respectively)	$31	$582
Assets not in service (net of accumulated depreciation of $14)	$0	$638

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $0.9 million, $0.7 million and $39.5 million, respectively. Included in the 2002 depreciation totals was the expense associated with the Superior assets prior to the December 11, 2002 deconsolidation.

Assets held for sale of $1.4 and $0.6 million as of December 31, 2004 and 2003, respectively, are classified as other current assets.

In accordance with the provision of SFAS 116, “Accounting for Contributions Received and Contribution Made” the Company recorded a $0.6 million loss for the book value of land and building which was donated to the City of Sikeston during December 2004. The Company recorded a tax benefit of $1.0 million for the tax effect of the deduction for the donation.

4. Discontinued operations

On June 21, 2004 the Company entered into an agreement to sell DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the “DNE Sale”). The purchase price was $40 million in cash at closing plus the Company may receive an additional cash payment of up to $3 million if a certain performance based measure is achieved in 2005. The achievement of such measure is unlikely. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. The assets and liabilities of DNE Systems have been reclassified to discontinued operations in the December 31, 2003 balance sheet presented herein. Likewise, DNE Systems results of operations for the twelve month periods ended December 31, 2004, 2003 and 2002 have been reclassified to income from discontinued operations. The only remaining obligation related to the disposition of DNE is an environmental remediation of approximately $0.1 million which is recorded in accrued expenses.

The major components of DNE System’s assets and liabilities classified as discontinued operations in the December 31, 2003 balance sheet herein are presented below:

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Discontinued operations (Continued)

December 31, 2003
(in thousands)

Accounts receivable	$2,232
Inventories	5,118
Other current assets	184
Total current assets	7,534
Property, plant and equipment, net	1,766
Total assets	9,300

Accounts payable	765
Accrued expenses	1,458
Total current liabilities	2,223
Other long term liabilities	157
Total liabilities	2,380

Total net assets	$6,920

The revenue and income before taxes of DNE that is classified in discontinued operations for the twelve month period ended December 31, 2004, 2003 and 2002 are presented below:

	Twelve Months ended December 31,
	2004	2003	2002
Revenues	$15,295	$28,372	$38,413
Income before taxes	$2,616	$5,449	$4,363

5. Acquisitions

Electrical Acquisition

On December 11, 2002, in accordance with the terms of a definitive purchase agreement dated October 31, 2002, as amended on December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. acquired from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric a newly formed, then wholly-owned subsidiary of Alpine Holdco, (2) all of the outstanding shares of capital stock of DNE Systems; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd.. The aggregate purchase price was approximately $85 million in cash plus the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares representing 19.9% of the common stock of Essex Electric on a fully diluted basis. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric. The warrant was valued at $1.0 million at the date of the Electrical Acquisition. The warrant is recorded as a liability in the consolidated balance sheet at its fair value at December 31, 2004 of $936,000. The change in the value of the warrant of $64,000 for 2004 is recorded in other income (expense).

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions (Continued)

As part of the Electrical Acquisition, Alpine acquired 47% of the common stock of Superior Cables Ltd., a public company traded on the Tel Aviv Stock Exchange. Prior to the Electrical Acquisition Superior Cables Ltd. was a majority-owned subsidiary of Superior and therefore included in the consolidated results of Alpine. Effective December 11, 2002 the accounts of Superior Cables Ltd. are no longer consolidated with Alpine and Alpine's investment in Superior Cables Ltd. is accounted for under the equity method of accounting. During 2003, Alpine’s equity in the losses of Superior Cables Ltd. reduced its investment to zero and, accordingly, Alpine will not record its equity in any future losses of Superior Cables Ltd. unless it has a positive investment. Alpine has no funding obligations in respect of Superior Cables Ltd.. Based on closing prices on the Tel Aviv Stock Exchange, the market value of Alpine's investment in Superior Cables Ltd. was $2.2 million at December 31, 2004.

Prior to the Electrical Acquisition, Alpine's operations included the consolidated results of Superior and its subsidiaries including the operations acquired in the Electrical Acquisition. In connection with the Electrical Acquisition, Alpine relinquished certain indirect common share voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods subsequent to December 11, 2002 (through November 10, 2003), Superior is accounted for on the equity method and is no longer consolidated with Alpine. As a result of the aforementioned consolidated loss attributable to Superior’s goodwill impairment charge and additional net losses incurred by Superior in 2002 (including asset and additional goodwill impairment charges), Alpine had a negative investment in Superior of $865.9 million at December 11, 2002. This negative investment was required under accounting principles generally accepted in the United States of America to be reflected in Alpine’s consolidated balance sheet, notwithstanding the fact that Alpine is not obligated to fund any operating losses or deficits of Superior. As a result of the consummation of Superior’s Plan of Reorganization on November 10, 2003, Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 in the fourth quarter of 2003, offset by the reversal of $11.6 million of accumulated other comprehensive loss related to Superior, resulting in a net gain of $854.3 million.

Summarized below is combined financial information for Superior Telecom and Superior Cables Ltd. for the year ended December 31, 2002:

2002
(in thousands)
Results of Operations
Sales	$1,439,958
Operating loss	(513,022)
Loss before extraordinary items and cumulative effect of accounting change	(536,788)
Net loss	(961,291)

6. Accrued expenses

At December 31, 2004 and 2003, accrued expenses consist of the following:

	December 31,	December 31
	2004	2003
	(in thousands)

Accrued wages, salaries and employee benefits	$2,270	$1,885
Allowance for restructuring activities	—	1,001
Accrued customer discounts	4,326	4,142
Other accrued expenses	4,458	4,219
	$11,054	$11,247

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Revolving Credit Facility

In connection with the Electrical Acquisition, Alpine Holdco entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and Service Company ("DNE Manufacturing") and DNE Technologies, Inc. ("DNE Technologies") as borrowers and DNE Systems as Credit party (such parties sometimes collectively are called "Companies") certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. The Revolving Credit Facility was amended on November 10, 2004 and was amended on February 28, 2005 to revise certain covenants for 2005.

Effective concurrently with the consummation of the DNE Sale (see note 4) on July 29, 2004, the lenders released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications agreed to by the parties as a result of the DNE Sale and to establish revised financial and other covenant provisions.

The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at December 31, 2004 and 2003 was 6.05% and 4.46%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at December 31, 2004. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cable Ltd.. The obligations under the Revolving Credit Facility are without recourse to Alpine.

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

The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. At any time after December 11, 2004, the Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At December 31, 2004 and 2003, outstanding borrowings under the Revolving Credit Facility were $40.3 million and $17.2 million, respectively. At December 31, 2004 the Companies had $14.6 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders. During the third quarter of 2004, Alpine Holdco distributed to Alpine the proceeds from the DNE Sale, net of expenses, of approximately $38 million in accordance with a consent from the lenders under the Revolving Credit Facility. Federal taxes payable on this transaction were paid on March 15, 2005 out of the proceeds resulting in a net dividend of approximately $28 million.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term debt

At December 31, 2004 and 2003, long-term debt consists of the following:

	December 31,	December 31,
	2004	2003
	(in thousands)

6% Junior Subordinated Notes, net of $1.1 and $1.3 million discount, respectively	$3,122	$3,059
Other	386	855
	3,508	3,914
Less current portion of long-term debt	386	137
	$3,122	$3,777

On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants. During the twelve month period ended December 31, 2004, the Company retired $0.2 million of the Subordinated Notes.

The “Other” debt caption represents loans with Raytheon Aircraft Credit Corporation to finance the purchase of 12.5% interest in each of two aircraft. The interest in one aircraft was sold in 2004 and the related debt retired. An agreement was signed in December 2004 to sell the interest in the other aircraft and the sale was consummated in March 2005. Therefore, the debt has been classified as current as of December 31, 2004.

At December 31, 2004 and 2003, the fair value of the Company's debt approximates carrying value.

The aggregate principal maturities of long-term debt subsequent to December 31, 2004, were as follows:

Year Ending	(in thousands)

2005	$386
2006	0
2007	1,046
2008	1,046
2009	1,046
Thereafter	1,046

Early extinguishment of debt

During 2002, Alpine redeemed $10.1 million aggregate face amount of its 12.25% Senior Subordinated Notes for a cash payment of $7.6 million resulting in a credit of $2.2 million to other income (expense).

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other long-term liabilities

At December 31, 2004 and 2003, other long term liabilities consist of the following:

	December 31,	December 31,
	2004	2003
	(in thousands)

Tax contingency reserve (see Note 13)	$16,364	$16,176
Other long-term liabilities	1,478	1,475
	$17,842	$17,651

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings (loss) per share

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Year Ended December 31,
	2004			2003			2002
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount
	(in thousands, except per share amounts)

Basic earnings (loss) per share Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$(7,143)			$831,225			$(502,790)

Adjustments:
Preferred stock dividends	(2,044)			(206)			(38)
Preferred stock dividends on beneficial conversion feature	(1,203)			(2,550)			—
Income (loss) attributable to common stock from continuing operations before extraordinary item and cumulative effect of accounting change	$(10,390)	13,440	$(0.77)	$828,469	13,778	$60.13	$(502,828)	14,851	$(33.86)
Income from discontinued operations	1,502	13,440	0.11	3,551	13,778	0.26	3,721	14,851	0.25
Gain on sale of DNE	19,081	13,440	1.42	—			—

Basic income (loss) per common share before extraordinary item and cumulative effect of accounting change	$10,193	13,440	$0.76	$832,020	13,778	$60.39	$(499,107)	14,851	$(33.61)
Extraordinary gain from unallocated negative goodwill							$12,554	14,851	$0.85
Cumulative effect of accounting change for goodwill impairment net of minority interest							$(388,086)	14,851	$(26.13)

Net income (loss) applicable to common stock	$10,193	13,440	$0.76	$832,020	13,778	$60.39	$(874,639)	14,851	$(58.89)

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Earnings (loss) per share (Continued)

	Year Ended December 31,
	2004			2003			2002
		Weighted	Per		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount
	(in thousands, except per share amounts)

Diluted earnings (loss) per share
Basic shares outstanding		13,440			13,778			14,851
Effect of dilutive securities
Restricted stock plans					39
Stock option plans					38
Convertible preferred stock					2,385
Income (loss) attributable to common stock from continuing operations before extraordinary item and cumulative effect of accounting change	$(10,390)	13,440	$(0.77)	$828,469	16,240	$51.01	$(502,828)	14,851	$(33.86)
Income (loss) from discontinued operations	1,502	13,440	0.11	3,551	16,240	0.22	3,721	14,851	0.25
Gain on sale of DNE	19,081	13,440	1.42	—			—

Diluted income (loss) per common share before extraordinary item and cumulative effect of accounting change	$10,193	13,440	$0.76	$832,020	16,240	$51.23	$499,107	14,851	$(33.61)
Extraordinary gain from unallocated negative goodwill							12,554	14,851	0.85
Cumulative effect of accounting change for goodwill impairment net of minority interest							(388,086)	14,851	(26.13)
Net income (loss) applicable to common stock	$10,193	13,440	$0.76	$832,020	16,240	$51.23	$(874,639)	14,851	$(58.89)

The Company has excluded the assumed conversion of all stock options (1.5 and 2.8 million for 2004 and 2002, respectively) and restricted stock grants (0.9 and 0.4 million for 2004 and 2002 respectively) from the Company's earnings per share calculation for the years ended December 31, 2004 and 2002, as the impact would be anti-dilutive due to the loss from continuing operations for those years. Diluted earnings per share for the year end December 31, 2003 excludes the effect of 0.9 million stock options and 0.4 million restricted stock grants that may be exercised in the future, because such effect would be antidilutive. The warrant issued in connection with the Electrical Acquisition has not been included in the computation of diluted income (loss) per share for the years ended December 31, 2004, 2003 and 2002, respectively, as the impact would be anti-dilutive.

11. Stock based compensation plans

The Company sponsored the Employee Stock Purchase Plan ("ESPP") which allowed eligible employees the right to purchase common stock of the Company on a quarterly basis at the lower of 85% of the common stock's fair market value on the last day of the preceding calendar quarter or on the last day of the current calendar quarter. There were 500,000 shares of common stock reserved under the ESPP, of which 153,053 shares, were purchased by employees during the year ended December 31, 2002. On July 16, 2002, eligible employees were notified that purchases under the ESPP were suspended indefinitely.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock based compensation plans (Continued)

Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 36,767 shares of common stock available under the 1997 Plan at December 31, 2004. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The options granted under the 1997 Plan vest in equal annual installments over the three year period commencing on the first anniversary date of the grant or, if earlier, upon the occurrence of a change in control of the Company and options cannot be exercised after ten years from the date of grant. During the year ended December 31, 2004 and pursuant to the 1997 Plan, the Executive Compensation and Organization Committee of the Board of Directors of the Company (the “Compensation Committee”) granted incentive stock options to purchase 107,000 shares of the Company's common stock under individual option agreements to certain management employees. The exercise price of all such options was at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company.

The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. In 2004, 58,743 non-qualified stock options and 35,608 shares of restricted stock were granted to non-employee directors at the fair market value of the Common Stock at the date of the grant. Each stock option granted under the Stock Plan expires on the tenth anniversary of the date of the grant. Awards of restricted stock and stock options under the stock plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of the grant; (ii) a non-employee director’s death; and (iii) a change of control of the Company. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

Alpine also sponsors a 1984 Restricted Stock Plan under which a maximum of 600,000 shares of Alpine common stock have been reserved for issuance. At December 31, 2004, there are 41,728 shares available for issuance. During the year ended December 31, 2004, the Compensation Committee granted 5,000 shares of the Company’s Common Stock pursuant to such plan to one management employee at the fair market value of the Common Stock at the date of the grant. Shares of restricted Common Stock under this grant vest in equal installments over a three year period commencing with the first anniversary of grant.

In addition to the above described grant under the 1984 Restricted Stock Plan, in 2004 the Compensation Committee also granted 40,000 shares of the restricted Common Stock to a certain executive from its treasury shares at the fair market value of the Common Stock on the date of the grant. The restricted common stock vests in equal installments on each of the first three anniversaries of the date of grant, subject to acceleration in the event a change in control of the Company. On March 25, 2005, this executing elected to defer the receipt of all shares of the restricted Common Stock for a period of five years pursuant to the Company’s Deferred Stock Account Plan.

Alpine sponsors The Alpine Group, Inc. Deferred Stock Account Plan, an unfunded deferred stock compensation plan whereby certain key management employees participate are permitted to (i) defer the receipt of all, or a portion of, their non-cash salary or bonus and shares issued upon stock option exercises, as defined by the plan and (ii) reinvest deemed cash dividends allocable to Common Stock credited to a participant’s account under the plan into additional deferred Common Stock. The plan also provides for matching contributions by the Company in various percentages applied to shares of Common Stock deferred therein. The compensation expense associated with the matching contribution is amortized over the vesting period of the deferral. Shares deferred into the deferred stock plan are held in irrevocable grantor trusts. At December 31, 2004, 1,620,600 shares of the Common Stock have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets. On August 10, 2004, 112,000 shares of Common Stock were credited to one executive’s deferred stock account upon his stock option exercise. On August 9, 2003, 401,239 shares of Common Stock were deferred by the Company into the deferred stock plan for a period of five years in accordance with the terms of an executive's amended employment contract with the Company and in lieu of 40% of his base salary for 2003 otherwise payable to him in cash. In 2003, Alpine recognized income of $0.9 million as a result of the reversal of amounts

 THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock based compensation plans (Continued)

previously accrued for matching contribution of deferred Common Stock held by employees who were either terminated or retired prior to the deferral period expiration date. The total unamortized deferred compensation was $0.6 and $1.3 million as of December 31, 2004 and 2003, respectively.

Total compensation expense related to all stock based compensation plans for the years ended December 31, 2004, 2003 and 2002, was $1.6 million, $0.4 million and $2.6 million, respectively.

The following table summarizes stock option activity for the years ended December 31, 2002, 2003 and 2004.

		Weighted-
	Shares	Average Exercise
	Outstanding	Price

Outstanding at December 31, 2001	3,375,846	$10.76
Exercised	—	—
Canceled	(796,783)	9.13
Granted	144,145	1.00
Outstanding at December 31, 2002	2,723,208	$10.72
Exercised	—	—
Canceled	(2,402,584)	11.81
Granted	1,527,371	0.76
Outstanding at December 31, 2003	1,847,995	$1.07
Exercised	(425,061)	0.82
Canceled	(132,507)	0.76
Granted	165,743	1.22
Outstanding at December 31, 2004	1,456,170	$1.19

Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
$0.4500-$0.6500	203,527	8.15	$0.5996	—	$—
$0.76	779,201	8.47	0.7600	33,855	0.7600
$0.8750—$3.1000	375,103	8.33	1.2484	89,871	1.3942
$3.4380—$9.8130	87,133	2.08	4.6018	87,133	4.6018
$10.4380—$17.9380	11,206	4.55	13.3286	11,206	13.3286
	1,456,170	7.98	$1.1900	222,065	$3.1583

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

In conjunction with the sale of DNE Systems, the Company entered into an agreement with a certain former employee that entitles the former employee to a benefit accrued under the former “SERP”, payable at normal retirement age (65). The employee does not accrue any additional benefits, except for interest, under the SERP and the Company has the right to pay the actuarial equivalent lump sum value of the SERP to the former employee at its election with 30 days prior notice to the employee. The Company has recorded the present value of the SERP liability of $0.4 as an other long-term liability as of December 31, 2004.

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

Superior provided for postretirement employee health care and life insurance benefits for a limited number of its employees. Superior established a maximum amount it will pay per employee for such benefits; therefore, health care cost trends did not affect the calculation of the postretirement benefit obligation or its net periodic benefit cost. The Company currently does not provide for any postretirement health care benefits. The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plans and the postretirement health care benefit plans for the years ended December 31, 2004 and 2003, are presented below, along with amounts recognized in the respective consolidated balance sheets.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee benefits (Continued)

	Defined Benefit Pension Plans
	December 31,	December 31,
	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$131	$—
Service cost	117	139
Interest cost	8	2
Actuarial loss	24	10
Curtailment	—	(20)
Benefits paid	(13)	—
Benefit obligation at end of year	$267	$131

Change in plan assets:
Fair value of plan assets at beginning of year	$10	$—
Actual return on plan assets	(2)	—
Employer contribution	149	10
Benefits paid	(13)	—
Fair value of plan assets at end of year	$144	$10

Funded status	$(124)	$(121)
Unrecognized net (gain) loss	41	10
Net amount recognized	$(83)	$(111)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(124)	$(121)
Accumulated other comprehensive income	41	10
Net amount recognized	$(83)	$(111)

The components of net periodic benefit cost of the defined benefit pension plans and the post retirement healthcare benefit plans during the years ended December 31, 2004, 2003 and 2002 are presented below:

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee benefits (Continued)

				Postretirement
				Health Care Benefits
	Defined Benefit Pension Plans			Year Ended
	Year Ended December 31,			December 31,
	2004	2003	2002	2002

Components of net periodic benefit cost:
Service cost	$117	$139	$3,455	$52
Interest cost	8	2	7,942	167
Expected return on plan assets	(4)	—	(8,034)	—
Amortization of prior service cost	—	—	79	—
Actuarial (gain) loss	—	—	5	$8
Curtailment (gain) loss	—	(20)	69	—
Net periodic benefit cost	$121	$121	$3,516	$227

The actuarial present value of the projected pension benefit obligation and the postretirement health care benefits obligation at December 31, 2004, 2003 and 2002 were determined based upon the following assumptions:

	Defined Benefit Pension Plans Year Ended December 31,
	2004	2003	2002

Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.0%	8.0%	9.0%
Increase in future compensation	n/a	n/a	3.0%

Prior to December 11, 2002, the Company and its subsidiaries sponsored several defined contribution plans covering substantially all U.S. and Israeli employees. The plans provided for limited employer matching of participants’ contributions. The Company’s contributions, including contributions for plans sponsored by Superior prior to December 11, 2002, during the year ended December 31, 2002 was $4.8 million. Following the Electrical Acquisition Essex Electric established a defined contribution plan covering substantially all employees of Essex Electric and Alpine. The plan provides for limited matching of employee contributions. Company contributions to these plans for the years ended December 31, 2004 and 2003 were $0.5 and $0.7 million, respectively.

The Company elected not to adopt the disclosure requirements of SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, due to the immateriality of its pension plan.

 THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income taxes

The provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002, is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

Current:
Federal	$(4,547)	$663	$(51,135)
State	337	(325)	8,207
Foreign	—	—	(513)
Total current from continuing operations	(4,210)	338	(43,441)
Deferred:
Federal	(831)	(9,352)	(40,637)
State	(271)	(1,695)	(7,084)
Foreign	—	—	(4,161)
Total deferred from continuing operations	(1,102)	(11,047)	(51,882)
Income taxes from continuing operations	(5,312)	(10,709)	(95,323)
Income taxes from discontinued operations	1,115	1,897	642
Provision for taxes on gain on sale of DNE	10,275	—	—
Total income tax (benefit) provision	$6,078	$(8,812)	$(94,681)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2004, 2003 and 2002, because of the effect of the following items:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Continuing operations:
Expected income tax expense (benefit) at U.S. federal statutory tax rate	$(4,523)	$287,026	$(205,176)
State income taxes, net of U.S. federal income tax benefit	(542)	(1,432)	(685)
Taxes on foreign income at rates which differ from the U.S. federal statutory rate	—	—	4,915
Distributions on preferred securities of subsidiary trust	—	—	(5,328)
Nondeductible goodwill amortization and impairment	—	—	113,640
Tax benefit on charitable contribution of building	(722)	—	—
Change in valuation allowance	149	(858)	609
Change in reserves	738	(128)	—
Permanent difference related to an investment	—	(300,427)	—
Other, net	(412)	5,110	(3,298)
Provision for income tax benefit from continuing operations	$(5,312)	$(10,709)	$(95,323)

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income taxes (Continued)

Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, extraordinary items and cumulative effect of accounting change attributable to domestic and foreign operations for the years ended December 31, 2004, 2003 and 2002, was as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)

United States	$(12,923)	$820,076	$(558,893)
Foreign	—	—	(27,323)
Income (loss) from continuing operations before income taxes, distributions on preferred securities of Superior subsidiary trust, minority interest, equity in earnings of affiliate extraordinary item and cumulative effect of accounting change	$(12,923)	$820,076	$(586,216)

Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2004 and 2003 are as follows:

	December 31,	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Accruals not currently deductible for tax	$833	$2,080
Compensation expense related to unexercised stock options and stock grants	2,564	1,926
Net operating loss carryforwards	5,845	5,972
Alternative minimum tax credit carryforwards	—	230
Other	813	544
Total deferred tax assets	10,055	10,752
Less valuation allowance	(6,662)	(6,512)
Net deferred tax assets	3,393	4,240
Deferred tax liabilities:
Depreciation	2,314	3,580
Inventory	8,997	9,723
Total deferred tax liabilities	11,311	13,303
Net deferred tax liability	$7,918	$9,063

The Company provides reserves for liabilities that may arise as a result of income tax exposures arising in the normal course of its business. These exposures may result from specific positions taken by the Company in its tax returns or from tax planning strategies employed by the Company to minimize its tax liabilities. Management determines tax exposure items based on positions asserted by tax authorities as well as management's assessment of exposures from unasserted items. The calculation of the income tax provision involves significant estimates and assumptions and actual results could differ from those estimates.

During 2001, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment. The Company claimed tax benefits from these transactions of $11.2 million and $3.2 million in 2001 and 2002, respectively. At December 31, 2001, the Company established a tax contingency reserve on its balance sheet corresponding to realized tax benefits. The balances in the reserve at December 31, 2004 and 2003 (including interest) were $16.4 million and $15.6 million, respectively. The amount of the reserve at December 31, 2003 previously reported as a component of long-term deferred income taxes has been reclassified to other long-term liabilities in the accompanying consolidated financial statements. The remaining $0.5 million of the tax contingency reserve at December 31, 2003 consists of miscellaneous other tax contingencies.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income taxes (Continued)

At December 31, 2004, Alpine had state operating loss carryforwards in the amount of $5.8 million that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2005 through 2020. Due to the surrender of authority for doing business in certain states, it is unlikely that Alpine will realize all of its state net operating loss carryforwards. Accordingly, Alpine has determined that, pursuant to the provision of SFAS No. 109, a deferred tax valuation allowance in the amount of $5.1 is required on those deferred tax assets. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position.

14. Asset impairment, restructuring and other charges

During the years ended December 31, 2004, 2003 and 2002 the Company recorded $3.9, $13.6 and $36.5 million, respectively, of restructuring and other charges comprised of costs related to relocation and installation of certain equipment from closed facilities and the start-up of new manufacturing processes at Essex Electric’s Florence, AL manufacturing facility, and costs related to the wind-down of other facilities previously closed and other miscellaneous expenses related to the Company's restructuring.

The following tables illustrate the restructuring reserve and the related activities for 2004 and 2003:

	December 31, 2003	Charges	Payments	December 31, 2004
	(in thousands)

Employee severance	$1,001	$19	$1,020	$—
Facility exit costs	—	935	935	—
Equipment and inventory relocation costs and other costs	—	2,942	2,942	—
	$1,001	$3,896	$4,897	$—

	December 31, 2002	Charges	Payments	December 31, 2003
	(in thousands)

Employee severance	$1,227	$3,640	$3,866	$1,001
Facility exit costs	200	792	992	—
Equipment and inventory relocation costs and other costs	—	9,123	9,123	—
	$1,427	$13,555	$13,981	$1,001

Asset impairments were recognized during 2003 at the Sikeston facility for items idled during the restructuring efforts and later identified for sale. The targeted assets had an original net book value of $1.1 million of which $0.5 million impairment write-off was recognized to reduce the cost to its fair market value. The resulting $0.6 million value is reported as assets held for sale as of December 31, 2003. An additional impairment was taken at the Florence facility for assets involved in exiting the industrial product line. The total impairment loss amounted to $0.1 million, recorded in December 2003, with residual assets held for sale valued at $0.1 million.

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

15. Derivative financial instruments and fair value information

The Company to a limited extent, uses, forward fixed price contracts and derivative financial instruments to manage, commodity price risks. The Company is exposed to credit risk in the event of nonperformance by counter parties for metal forward price contracts, and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to the unrealized gains (losses) within the underlying contracts.

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

Similarly, in December 2004, the Company purchased approximately $9 million of copper inventory for use in the first quarter of 2005 and the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were also recorded at fair value at December 31, 2004 resulting in a charge to cost of sales of $0.4 million. These contracts were liquidated in the first quarter of 2005.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued

16. Commitments and contingencies

Total rent expense under cancelable and noncancelable operating leases was $2.7 million, $3.2 million and $10.0 million during the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, future minimum lease payments under noncancelable operating leases are as follows:

Year	(in thousands)

2005	$2,216
2006	1,929
2007	1,247
2008	862
2009	359
Thereafter	899

The Company subleases a portion of each of their three regional distribution centers. The Company received $0.8 million of sublease income during 2004. Below are the future lease commitments from the subleases related to these subleases.

Year	(in thousands)

2005	$866
2006	390
2007	137

At December 31, 2004 the Company had committed approximately $17.1 million to outside vendors for the purchase of goods and services, of which approximately $1.1 million was related to certain capital projects. The remainder was primarily for inventory and other supply items.

Approximately 24% of the Company's total labor force at December 31, 2004 is covered by collective bargaining agreements. Contracts covering approximately 100% of the Company's unionized work force are due to expire at various times in 2007. The Company considers relations with its employees to be satisfactory.

The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material effect upon Alpine's consolidated financial position, liquidity or results of operations.

Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed liabilities, governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediations of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. Alpine, as to two sites, and Essex Electric, as to one site, are currently involved in environmental investigations which may result in certain remedial activities being required under the oversight of two state regulatory agencies. Alpine currently does not believe that any of the environmental matters and for which it may be liable, will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2004, the Company had forward fixed price purchase commitments of 0.5 million copper pounds.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Related party transactions

As discussed in Note 5, in December 2002 the Company acquired certain assets and liabilities from Superior (the “Electrical Acquisition”). At that time, the Company also entered into a supply and transitional services agreement with Superior which was subsequently replaced in November 2003 by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (collectively, the “Supply Agreements”). The Supply Agreements provided for the purchase from Superior of certain specified quantities of copper rod and certain transitional administrative services to Alpine Holdco and Essex Electric. The Supply Agreements expired on December 31, 2004 in accordance with their terms. The total cost of copper rod purchased under the Supply Agreements in 2004, 2003 and 2002 was $89.2 million, $99.6 million, and $10.8 million respectively. The cost of administrative service for 2004, 2003 and 2002 was $1.4, $4.4 and $0.3 million, respectively.

Essex Electric subleases a portion of the Company’s leased facilities at Ontario, California and McDonough, Georgia to Superior. Lease payments to Essex Electric by Superior were $0.7 and $0.8 in 2004 and 2003, respectively.

Essex Electric processes insulated copper wire at its Jonesboro, IN scrap reclamation center for Superior. Essex Electric charges a fee for this service and retains, then sells, the copper reclaimed. The charges to Superior for these services recorded in net sales were $0.6, $0.5 and $0.5 million for 2004, 2003 and 2002, respectively.

In October 2003, Superior, under it’s rights under the Security Holder’s Agreement dated December 11, 2002, purchased 169 newly issued shares of Essex Electric common stock for an aggregate cash purchase price of $0.5 million (See Note 1).

In January 2005, Superior, under it’s rights under the Security Holder’s Agreement, purchased 445 newly issued shares of Essex Electric common stock for an aggregate cash purchase price of $1.2 million (See Note 1).

At December 31, 2004 and 2003, Alpine has outstanding loans to certain officers totaling $0.4 and $0.5 million, respectively, relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is added to accumulated deficit, bears interest at prime plus 0.5%. During 2002, the Company agreed to forgive $0.3 million, of such loans and accrued interest, with such forgiveness to occur over a ten year period, subject to certain employment conditions.

During 2004, the Company assigned life insurance policies to a former employee and current member of the Board of Directors for the Company, in satisfaction of its obligation to pay $159,545 of annual premiums in respect of the polices. The aggregate net cash surrender value of the polices at the time of assignment was $207,032.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Preferred stock

Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock originally was convertible into Common Stock, at the option of the holder, at the rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company (see Note 22), the conversion rate increased to 743.01. Since the market price of the common stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The beneficial conversion feature was recorded as a dividend as of December 29, 2004 when the privately placed Series A Preferred Stock became convertible following the increase in authorized but unissued shares of Common Stock from 25 million to 50 million shares.

On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Common Stock. Common stockholders were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded. Since the market price of the Common Stock on the date of issuance (November 10, 2003) was $0.92 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend since the shares were immediately convertible, offset with a credit to capital in excess of par. The Company may cause conversion of the Series A Preferred Stock into common stock if the Company's common stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Company's common stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

At December 31, 2004, 177 shares of 9% Cumulative Convertible Preferred Stock (“9% Preferred Stock”) were outstanding and at December 31, 2003, 250 shares of 9% Cumulative Convertible Senior Preferred Stock ("9% Senior Preferred Stock") and 177 shares of 9% Cumulative Convertible Preferred Stock were outstanding.

The 9% Senior Preferred Stock is senior in ranking to holders of Alpine's common stock and the 9% Preferred Stock. Each share is convertible at any time into 199 shares of Alpine common stock at a conversion price of $5.02 per share, subject to customary adjustments, and is redeemable by Alpine at any time, in whole or in part at a price equal to the liquidation value per share. The 9% Senior Preferred Stock carries 100 votes per share, votes as a single class with Alpine's common stock on all matters submitted to stockholders and is entitled to vote as a separate class in the event of any proposal to (i) amend any of the principal terms of the preferred stock; (ii) authorize, create, issue or sell any class of stock senior to or on a parity with the 9% Senior Preferred Stock as to dividends or liquidation preference; or (iii) merge into, consolidate with, or sell all or substantially all of the assets of Alpine to another entity. The holders of not less than 66 2/3% of the 9% Senior Preferred Stock must approve any transaction subject to the class voting rights. In June 2004, Alpine redeemed all remaining shares of 9% Senior Preferred Stock outstanding at liquidation value of $250 thousand. The 9% Preferred Stock is convertible into 105 1/2 shares of common stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share.

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

The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on February 17, 2009 at a redemption price of $0.01 per Right. At December 31, 2004, 200,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

20. Business segments and foreign operations

Prior to the Electrical Acquisition on December 11, 2002, the Company’s reportable segments were historically the strategic businesses of Superior that offered different products and services to different customers. These segments were communications, magnet wire (formerly known as OEM) and electrical. The communications segment included copper and fiber optic outside plant and premise wire and cable, and all of the Superior Cable Ltd. products. The magnet wire segment included magnet wire and related products. The electrical segment included building and industrial wire and cable. The operations of DNE Systems and Superior Cable Ltd. were historically included within the communications segment. As a result of the Electrical Acquisition, the deconsolidation of Superior effective December 11, 2002, and the sale of DNE effective July 29, 2004, the Company’s reportable segments for periods after December 11, 2002, consist only of the electrical segment. The results of DNE have been treated as discontinued operations for all periods.

The Company evaluates segment performance based on a number of factors, with operating income, before restructuring and other charges and asset impairments, being the most critical. Intersegment sales are generally recorded at cost, are not significant and, therefore, have been eliminated below.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Business segments and foreign operations (Continued)

Operating results for each of the Company's reportable segments are presented below. Corporate and other items shown below are provided to reconcile to the Company's consolidated statements of operations, cash flows and balance sheets.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net sales:
Communications (a)	$—	$—	$433,602
Magnet wire	—	—	464,536
Electrical (b)	315,894	302,112	465,869
	$315,894	$302,112	$1,364,007

Depreciation expense:
Communications	$—	$—	$17,760
Magnet wire	—	—	12,592
Electrical	858	690	7,601
Corporate and other	30	79	2,586
	$888	$769	$40,539

Operating income (loss):
Communications	$—	$—	$19,061
Magnet wire	—	—	38,128
Electrical	(1,590)	(14,397)	(10,591)
Corporate and other	(3,799)	(2,039)	(24,307)
Restructuring and other charges and asset impairments	(4,231)	(14,144)	(500,201)
	$(9,620)	$(30,580)	$(477,910)

Total assets:
Communications	$—	$—	$—
Magnet wire	—	—	—
Electrical	93,005	87,923	158,793
Corporate and other	39,782	10,565	12,002
Total assets of continuing operations	$132,787	$98,488	$170,795
Total assets of discontinued operations	—	9,300	12,326
Total assets	$132,787	$107,788	$183,121

Capital expenditures:
Communications	$—	$—	$3,207
Magnet wire	—	—	1,995
Electrical	5,036	7,374	3,139
Corporate and other	67	25	1,034
	$5,103	$7,399	$9,375

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Business segments and foreign operations (Continued)

(a)
Net sales to the regional Bell operating companies ("RBOCs") and major independent telephone companies accounted for 42% of the Communication Group net sales for the year ended December 31, 2002 Superior Cable net sales represented 24% of the Communication Group net sales for the year ended December 31, 2002. No customer accounted for more than 10% of net sales for 2002.

(b)	One customer accounted for 23% and 18% of net sales for the years ended December 31, 2004 and 2003, respectively. No customer accounted for more than 10% of net sales for 2002.

The following provides information about domestic and foreign operations for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net sales:
United States	$315,894	$302,112	$1,209,898
Canada	—	—	20,296
Israel	—	—	89,472
United Kingdom	—	—	44,341
Total Net Sales from Continuing Operations	$315,894	$302,112	$1,364,007

Long-lived assets:
United States	$16,927	$15,241	$13,470

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly financial information (unaudited)

The Company's unaudited quarterly results of operations for the year ended December 31, 2004 and 2003 are as follows:

	Quarter Ended 2004
	March 31	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)

Net sales	$81,937	$76,678	$80,354	$76,925	$315,894
Gross profit	10,187	6,578	4,972	(2,181)	19,556
Income from continuing operations	772	(746)	(2,837)	(4,332)	(7,143)
Income from discontinued operations	703	892	(93)	—	1,502
Gain on sale of DNE	—	—	19,088	(7)	19,081
Net income (loss)	1,475	146	16,158	(4,339)	13,440
Net income (loss) per share of common stock – basic
From continuing operations, net of preferred dividends	0.05	(0.07)	(0.33)	(0.38)	(0.77)
From discontinued operations	0.06	0.07	(0.01)	—	0.11
Gain on sale of DNE	—	—	1.39	—	1.42
Net income (loss)	0.11	—	1.05	(0.38)	0.76
Net income (loss) per share of common stock – diluted (a)
From continuing operations	0.03	(0.07)	(0.33)	(0.38)	(0.77)
From discontinued operations	0.03	0.07	(0.01)	—	0.11
Gain on sale of DNE	—	—	1.39	—	1.42
Net income (loss)	0.06	—	1.05	(0.38)	0.76

	Quarter Ended 2003
	March 31	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)

Net sales	$89,354	$80,154	$69,485	$63,119	$302,112
Gross profit	5,787	5,269	3,712	397	15,165
Income from continuing operations	(3,040)	(4,628)	(3,404)	842,297	831,225
Income from discontinued operations	726	854	707	1,264	3,551
Net income (loss)	(2,314)	(3,774)	(2,697)	843,561	834,776
Net income (loss) per share of common stock – basic
From continuing operations	(0.21)	(0.31)	(0.26)	69.74	60.13
From discontinued operations	0.05	0.06	0.05	0.11	0.26
Net income (loss)	(0.16)	(0.25)	(0.21)	69.85	60.39
Net income (loss) per share of common stock – diluted (a)
From continuing operations	(0.21)	(0.31)	(0.26)	38.36	51.01
From discontinued operations	0.05	0.06	0.05	0.06	0.22
Net income (loss)	(0.16)	(0.25)	(0.21)	38.42	51.23

(a)
Net income per diluted share of common stock for the twelve months is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarterly periods may not equal the net income per share for the years ended December 31, 2004 and 2003.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Quarterly financial information (unaudited) (Continued)

	Quarter Ended 2004
	March 31	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)
Reconciliation of 10Q amounts to amounts reported above:
Net sales
10Q as filed (for quarters 1-3 in 2004)	88,833	76,678	80,354	76,925	322,790
Discontinued Operations (a)	(6,896)	—	—	—	(6,896)
Net Customer Sales as reported	81,937	76,678	80,354	76,925	315,894

Gross profit
10Q as filed (for quarters 1-3 in 2004)	13,894	6,578	4,972	(2,181)	23,263
Discontinued Operations (a)	(3,707)	—	—	—	(3,707)
Gross profit as reported	10,187	6,578	4,972	(2,181)	19,556

	Quarter Ended 2003
	March 31	June 30	September 30	December 31	Year Ended December 31
	(in thousands, except per share data)
Reconciliation of 10Q amounts to amounts reported above:
Net sales
10Q as filed (for quarters 1-3 in 2004)	97,542	80,154	69,485	63,119	310,300
Discontinued Operations (a)	(8,188)	—	—	—	(8,188)
Net Customer Sales as reported	89,354	80,154	69,485	63,119	302,112

Gross profit
10Q as filed (for quarters 1-3 in 2004)	9,731	5,269	3,712	397	19,109
Discontinued Operations (a)	(3,944)	—	—	—	(3,944)
Gross profit as reported	5,787	5,269	3,712	397	15,165

(a)	DNE sale was announced during second quarter and classified as discontinued operations the second quarter and thereafter.

22. Special Dividend and Common Stock Reverse/Forward Split

On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of Common Stock and a special dividend of $103.65 per share of Series A Preferred Stock to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the Special dividend in respect of the Common Stock was reduced proportionately, to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company (see note 11), the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company declared, but did not yet pay, a total deemed dividend of $0.9 million, $0.6 million of which was recorded to compensation expense during 2004. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Special Dividend and Common Stock Reverse/Forward Split (Continued)

On December 30, 2004 the Company effected a reverse 1-for-100 stock split followed immediately by a forward 100-for-1 stock split of the Common Stock. As permitted under the Delaware General Corporation Law, stockholders whose shares of Common Stock were converted into less than 1 share as a result of the reverse split had these shares canceled and received cash payments equal to the fair value of the shares cancelled.

23. Subsequent Event

On March 23, 2005, the Company announced its decision to close its manufacturing operations in Anaheim, California as of April 30, 2005. This action is in accordance with the Company’s restructuring plan which began over two years ago. The real estate was sold in 2003 and the Company has been leasing the property since that time. It is anticipated that the Company will incur between $1.5 million and $2.0 million in one-time non recurring costs associated with this action.

SCHEDULE I

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$217	$207
Marketable securities	35,827	6,761
Deferred income tax asset	614	1,061
Other current assets	1,826	863
Total current assets	38,484	8,892
Investment in consolidated subsidiaries	16,620	27,405
Property, plant and equipment, net	79	1,159
Advances and loans to subsidiaries	1,986	2,016
Deferred income taxes	2,654	2,190
Long-term investments and other assets	1,506	1,417
Total assets	$61,329	$43,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$386	$137
Accounts payable	45	31
Income taxes	7,336	—
Accrued expenses	3,158	82
Total current liabilities	10,925	250
Long-term debt, less current portion	3,122	3,777
Other long-term liabilities	17,782	17,530
Mandatorily redeemable Series A preferred stock	5,545	5,664

Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	$177	$427
Common stock, $.10 par value; authorized 50,000,000 shares and 25,000,000; 24,670,054 and 22,146,884 shares issued at December 31, 2004 and 2003, respectively	2,467	2,214
Capital in excess of par value	168,446	165,706
Accumulated other comprehensive income	(20)	57
Accumulated deficit	(52,955)	(58,201)

Shares of common stock in treasury, at cost; 10,929,985 and 11,109,872 shares at December 31, 2004 and 2003, respectively	(93,705)	(93,861)
Receivable from stockholders	(415)	(484)
Total stockholders' equity	23,955	15,858
Total liabilities and stockholders' equity	$61,329	$43,079

SCHEDULE I (cont')

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Interest and dividend income	$401	$137	$—
Intercompany interest	190	—	—
Intercompany dividend	28,099	—	—
Other income	42	70	2,914
	$28,732	$207	$2,914
Expenses:
General and administrative	4,104	1,893	2,971
Restructuring and other charges	—	—	1,400
Interest expense	519	437	562
Loss on investments in securities	—	—	4,085
Other expense	820	167	—
	5,443	2,497	9,018

Net revenues (expenses)	23,289	(2,290)	(6,104)
Gain on cancellation of equity investment in Superior (Note 1)	—	854,262	—
Income (loss) before income taxes, equity in net income of affiliates, equity in net income (loss) of subsidiaries, income (loss) from discontinued operations and cumulative effect of accounting change	23,289	851,972	(6,104)
Benefit (provision) for income taxes	936	(389)	5,905

Loss before equity in income (loss) of affiliates, equity in net income (loss) of subsidiaries, income from discontinued operations and cumulative effect of accounting change	24,225	851,583	(199)
Equity in net income (loss) of subsidiaries, net:
Alpine Holdco	(10,785)	(16,807)	10,861
Superior and others		—	(882,233)

Gain (loss) from continuing operations before cumulative effect of accounting change	13,440	834,776	(871,571)
Cumulative effect of accounting change for goodwill impairment	—	—	(3,030)
Net income (loss)	$13,440	$834,776	$(874,601)

SCHEDULE I (cont')

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash flows provided by (used for) operating activities	$36,513	$(1,104)	$(8,727)
Cash flows from investing activities:
Investments in and advances to subsidiaries	—	(1,899)	(13,689)
Capital expenditures	(66)	(25)	—
Purchase of marketable securities	(39,360)	(6,672)	—
Proceeds from sale of marketable securities and other investments	10,213	—	23,530
Proceeds from sale of (investment in) PolyVision	—	1,296	—
Proceeds from sale of assets	346	—	—
Restricted cash	—	—	87
Other	—	—	2
Cash flows provided by (used for) investing activities	(28,867)	(7,300)	9,930

Cash flows from financing activities:
Long-term borrowings	(630)	—	—
Debt / equity issuance costs	—	(39)	—
Repayments of long-term borrowings	—	(2,247)	(30,755)
Issue of preferred stock	—	6,940	—
Dividends on preferred stock	(2,044)	(206)	(38)
Dividends on common stock	(4,947)	—	—
Proceeds from stock options exercised	234	—	139
Purchase of treasury shares	—	(5)	(76)
Preferred stock redemptions	(250)	—	—
Proceeds from minority interest in sub	—	471	—
Other	1	1	—
Cash flows provided by (used for) financing activities	(7,636)	4,915	(30,730)
Net increase (decrease) in cash and cash equivalents	10	(3,489)	(29,527)
Cash and cash equivalents at beginning of year	207	3,696	33,223
Cash and cash equivalents at end of year	$217	$207	$3,696

Supplemental cash flow disclosures:
Cash paid for interest	$328	$543	$2,300
Cash paid (refunded) for income taxes, net	$730	$(1,385)	$(4,275)

SCHEDULE I (cont')

THE ALPINE GROUP, INC.
(PARENT COMPANY)

	December 31,
	2004	2003
	(in thousands)

Long-term debt consists of:
6% Junior Subordinate Notes, net of discount of $1.1 million	$3,122	$3,059
Other	386	855
	3,508	3,914
Less current portion	386	137
	$3,122	$3,777

Minimum current maturities of long-term debt outstanding as of December 31, 2004 are as follows:

Fiscal Year	Amount (in thousands)

2005	$386
2006	0
2007	1,046
2008	1,046
2009	1,046
Thereafter	1,046

An intercompany dividend totaling $28.1 million was paid from Alpine Holdco to the parent company during 2004. This dividend was primarily proceeds from the sale of DNE and was consented to by the Alpine Holdco lenders.

SCHEDULE II

THE ALPINE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2001
 (in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Year Ended December 31, 2004:
Allowance for restructuring activities	$1,001	$3,896	—	$(4,897)	(a)	$—
Allowance for doubtful accounts	263	120	—	4		387
LIFO reserve	9,007	13,202	—	—		22,209

Year Ended December 31, 2003:
Allowance for restructuring activities	$1,427	$13,555	—	$(13,981)	(a)	$1,001
Allowance for doubtful accounts	364	115	—	(217)		263
LIFO reserve	—	9,007	—	—		9,007

Year Ended December 31, 2002:
Allowance for restructuring activities	608	10,076	—	(9,257)	(b)	1,427
Allowance for doubtful accounts	8,358	1,027	—	(9,021)	(c)	364
LIFO reserve	4,631	(4,631)	—	—		—

___________

(a)	Payments for restructuring liabilities

(b)	Payments for restructuring liabilities	$ (6,043)
	Effect of Superior deconsolidation	(3,214)
		$(9,257)
(c)	Write-offs net of recoveries	$ (1,275)
	Effect of Superior deconsolidation	(7,746)
		$ (9,021)