Form 10-K/A
period 2004-12-31
ALPINE GROUP INC /DE/
filed 2005-05-02
CIK 4164

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

      At April 25, 2005, the registrant had 15,787,013 shares of common stock, par value $.10 per share, outstanding. The aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on June 30, 2004 was approximately $30.8 million based on the closing price of $3.40 per share of such common stock on such date.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================
EXPLANATORY NOTE: This Annual Report on Form 10K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 31, 2005 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The Board of Directors of The Alpine Group, Inc. ("Alpine" or the "Company") consists of three classes of directors, with terms expiring in successive years, and the directors serve until their successors are duly elected.

                                        Year First
                                           Elected
Name                             Age       Director   Position with the Company and Other Business Experience
----                             ---       --------   -------------------------------------------------------
Kenneth G. Byers, Jr.........     61          1993    President    of    Byers    Engineering    Company,    a
                                                      telecommunications technical services and software firm,
                                                      since 1971.
Steven S. Elbaum.............     56          1980    Chairman of the Board of Directors  and Chief  Executive
                                                      Officer of the Company since 1984. Chairman of the Board
                                                      of Directors of Superior Cables Ltd.  (formerly known as
                                                      Cables of Zion United  Works,  Ltd.),  an  Israel-based,
                                                      publicly  traded  wire  and  cable  manufacturer  and an
                                                      affiliate  of the  Company.  Chairman  of the  Board  of
                                                      Directors  of  Spherion   Corporation   (NYSE:  SFN),  a
                                                      provider   of   staffing,   recruiting   and   workforce
                                                      solutions.  A  director  of  Vestaur  Securities,   Inc.
                                                      (AMEX:VES), a closed-end fund.
Randolph Harrison............     72          1980    Private  investor.
John C. Jansing..............     79          1978    Private investor.  Lead director of Vestaur  Securities,
                                                      Inc.
James R. Kanely..............     63          1993    Private investor.
Bragi F. Schut...............     64          1983    Retired.  Executive  Vice  President of the Company from
                                                      1986 until his retirement in February 2002.

      The Board of Directors has determined that James R. Kanely, the chairman of the Audit Committee of the Board of Directors, meets the criteria of an audit committee financial expert as that term is defined by the United States Securities and Exchange Commission. The designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification, nor does it affect the duties, obligations or liability of any other member of the audit committee or board of directors. Mr. Kanely is an "independent" director as that term is used in Item 7(d) 3(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under Section 303A.06 of the New York Stock Exchange Rules and Regulations.

Executive Officers

      Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board.

Name                      Age      Position with the Company and Other Business Experience
----                      ---      -------------------------------------------------------
Steven S. Elbaum           56      Chairman of the Board of Directors  and Chief  Executive
                                   Officer of the  Company  since 1984.  From 1996  through
                                   2002,  Mr.  Elbaum  was  Chairman  and  Chief  Executive
                                   Officer of Superior  TeleCom Inc.  ("Superior  TeleCom")
                                   and  Chairman of its Board of Directors  until  November
                                   10, 2003.

K. Mitchell Posner         55      Executive  Vice-President  of the  Company  since  March
                                   2003.  From June 2000 through  October  2002, a managing
                                   director  of  UBS  Global  Management,  Inc.,  a  global
                                   investment and money management firm and a subsidiary of
                                   UBS AG. From October 1997 until June 2000,  President of
                                   Camulus   Capital,   LLC,  a  financial  and  management
                                   consulting firm.

David A. Owen              59      Chief  Financial  Officer of the Company since May 2003.
                                   Senior  Vice-President  - Finance of Essex Electric Inc.
                                   ("Essex Electric"),  a subsidiary of the Company,  since
                                   December  2002.  From November  1998 until  December 11,
                                   2002, Mr. Owen was Executive Vice-President - Finance of
                                   Superior TeleCom.

Harold M. Karp             49      President  of  Essex   Electric   since  December  2002.
                                   President of the  Electrical  Group of Superior  TeleCom
                                   from  January  2001  until  December  11,  2002.  Senior
                                   Vice-President--Operations    of   Superior    TeleCom's
                                   Communications  Group from October 1996 through December
                                   2000.

Stewart H. Wahrsager       55      Senior Vice-President and General Counsel of the Company
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

Dana P. Sidur              53      Vice-President  and  Corporate  Treasurer of the Company
                                   since  March  16,  2005.   Vice-President   -  Corporate
                                   Development  of the Company from  September 1997 through
                                   December  2001,  and from  November 2003 until March 15,
                                   2005. Vice-President - Corporate Development of Superior
                                   TeleCom from January 2002 through October 2003.

      Superior TeleCom and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 3, 2003. On such date, the Company owned 48.9% of the outstanding common stock of Superior TeleCom and Mr. Elbaum was Chairman of its board of directors. Mr. Elbaum resigned as Chairman on November 10, 2003, the date Superior TeleCom's Plan of Reorganization became effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2004, except as hereinafter set forth, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act, was in compliance with all applicable filing requirements. James R. Kanely was late in reporting the sale in January 2004 of 6,260 shares of common stock of the Company held for Mr. Kanely's benefit under an institutionally administered retirement plan. The sale was effected by the institutional administrator of the plan without prior notice to or consultation with Mr. Kanely. K. Mitchell Posner was late in reporting his beneficial acquisition on September 30, 2004 of 13,284 shares of common stock of the Company. These shares were automatically credited as of such date to Mr. Posner's deferred stock account under the Company's Deferred Stock Account Plan based on his earlier election under the Plan to reinvest into common stock of the Company all cash deemed dividends allocated to his deferred stock account under the Plan.

Item 11. Executive Compensation

The following table sets forth certain information during the years ended December 31, 2004, 2003 and 2002 with respect to compensation earned by or paid to the Company's Chief Executive Officer, and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation (1)                         Long-Term
                                                                                   Compensation Awards
Name and Principal             Fiscal                             Other Annual    Restricted    Option
  Position                      Year    Salary (2)    Bonus (3)   Compensation     Stock (4)     Shares    Other (5)
-------------------------       ----    ----------    ---------   ------------     ---------     -------   ---------
Steven S. Elbaum                2004      $621,920     $373,152   $ 48,163 (6)            --          --       $37,505
Chairman and Chief              2003       621,920      186,576     48,163 (6)      $114,000     450,000        40,676
Executive Officer               2002       175,000                 581,410 (6)                               3,781,146 (7)

K. Mitchell Posner              2004      $250,008     $150,000         --                --          --       $18,068
Executive Vice-President        2003       206,038       62,250     39,588 (8)       $76,000     300,000       133,668
                                2002

David A. Owen                   2004      $247,596      $95,000                           --          --       $11,006
Chief Financial Officer         2003       247,596       94,279                      $15,200      55,000        10,611
                                2002        10,316                                                                 542

Harold M. Karp                  2004      $250,008     $131,250                           --          --       $12,812
President of Essex              2003       250,008      131,252                      $15,200     125,000        19,261
Electric Inc.                   2002        10,417      100,000                                                    534

Stewart H. Wahrsager            2004      $161,000      $60,000   $133,224 (10)      $36,400      90,000       $18,484
Senior Vice-President and       2003
  General Counsel (9)           2002            --           --         --                --          --        24,585 (11)

-----------

(1) The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2) 40% percent of the amount shown for 2003 was not paid to Mr. Elbaum in cash but rather in deferred shares of the common stock, par value $.10 per share, of the Company ("Alpine Common Stock"). See the description of Mr. Elbaum's employment agreement under "Employment Agreements". Does not include salary of $725,000 paid to Mr. Elbaum by Superior TeleCom during the year ended December 31, 2002.

      The amounts shown for (i) Messrs. Owen and Karp in respect of the year ended December 31, 2002 represent wages paid commencing December 11, 2002, the date of the Electrical Acquisition (as defined below in "Item 13. Certain Relationships and Related Transactions"), through the end of 2002, and (ii) Mr. Posner in respect of the year ended December 31, 2003 represents wages paid commencing March 11, 2003, the date of his commencement of employment.

(3) Pursuant to the terms of each executive's employment agreement with Essex Electric, (i) Mr. Karp received (a) a $100,000 one-time, lump sum signing bonus, which is included in the amount shown for the year ended December 31, 2002, and (b) a retention bonus of $112,500, payable in two equal installments, the first and the second installments are included in the amount shown for the years ended December 31, 2003 and December 31, 2004, respectively, and (ii) Mr. Owen received a retention bonus of $40,000 payable in two equal installments, the first and the second installments are included in the amount shown for the years ended December 31, 2003 and December 31, 2004, respectively.

      In February 2004, the Compensation Committee recommended to the Board of Directors, and the Board of Directors approved, incentive compensation cash bonuses for fiscal year 2003 for the named executives which were paid in March 2004. Accordingly, the respective amounts of such bonuses are included in the amounts shown for the year ended December 31, 2003 as follows: Mr. Elbaum, $186,576; Mr. Posner, $62,250; Mr. Owen, $74,279; and Mr. Karp, $75,002.

      On March 15, 2005, the Compensation Committee approved and the Company paid cash bonuses for fiscal year 2004 in the following amounts to the following named executive officers: Mr. Posner, $150,000; Mr. Owen, $75,000; Mr. Karp, $75,000; and Mr. Wahrsager, $60,000. On April 28, 2005,
      the Compensation Committee approved a cash bonus for Mr. Elbaum for fiscal year 2004 in the amount of 60% of his 2004 base compensation or $373,152.

(4) The amounts indicated in this column are calculated based on the closing market price of Alpine Common Stock on the date of each restricted stock award (for 2004, $0.91 per share on January 20, 2004, for 2003, $0.76 per share on June 20, 2003). Restrictions in respect of these restricted stock awards are released automatically in installments of one-third of the total award granted to each named executive on each of the first three anniversaries of the respective grants. The aggregate number of unreleased restricted shares of Alpine Common Stock held at December 31, 2004 and the value of such holdings based on the market price therefor of $2.02 per share, determined as of December 31, 2004, was as follows: 100,000 shares and $202,000 for Mr. Elbaum; 66,667 shares and $134,667 for Mr. Posner; 13,334 shares and $26,935 for each of Messrs. Karp and Owen; and 40,000 shares and $80,800 for Mr. Wahrsager. Pursuant to the Company's Deferred Stock Account Plan, Messrs. Elbaum, Posner, Karp and Owen in December 2003, and Mr. Wahrsager in March 2004, elected to defer all such shares of restricted Common Stock into each such individual's respective participant account under such Plan.

(5) The amounts set forth include (i) medical reimbursement for Messrs. Elbaum, Posner and Wahrsager, (ii) with respect to Mr. Karp, an automobile allowance for the period December 12-31, 2002 and all of 2003 and 2004, as well as club membership dues for 2003; with respect to Mr. Owen, an automobile allowance for the period December 12-31, 2002 and all of 2003 and 2004; with respect to Mr. Posner, an automobile allowance for the period March 11 through December 31, 2003 and all of 2004, and with respect to Mr. Wahrsager, an automobile allowance for 2004, (ii) book value of an automobile transferred to Mr. Elbaum in 2002, (iii) imputed premium costs of group term life insurance for all of the named executive officers, (iv) with respect to Mr. Elbaum, imputed premium costs of endorsement split dollar life insurance, reimbursement for club membership in the amount of $17,500 in each of 2003 and 2004 and annual dues in the amount of $2,883 and $4,325 in 2003 and 2004, respectively, in accordance with his employment agreement; and (v) in respect of Mr. Posner in 2003, a relocation allowance and reimbursement of expenses of $122,036 in connection with his relocation to New Jersey in 2003 pursuant to his employment arrangement with the Company.

(6) Represents the contractual forgiveness of loans made to Mr. Elbaum prior to the effective date of the Sarbanes-Oxley Act of 2002 in connection with
      (i) the tax consequences of certain restricted stock awards and the exercise of certain stock options and (ii) in respect of the year ended December 31, 2002, the relinquishment of certain split-dollar insurance arrangements.

(7) In addition to the amounts paid to Mr. Elbaum in 2002 as noted in footnote 5, the amount set forth also includes (i) $2,894,180, which represents the sole and final distribution made directly to Mr. Elbaum in 2002 in connection with the cessation of all benefit accruals under the Alpine Senior Executive Retirement Plan ("SERP") in 2001, as approved by the Compensation Committee, (ii) $750,000 paid to Mr. Elbaum in 2002 representing the unpaid termination balance due to him pursuant to the terms of his employment agreement with Superior TeleCom upon his resignation as Chief Executive Officer of Superior TeleCom, which the Company assumed in connection with the Electrical Acquisition and (iii) $134,325 paid to Mr. Elbaum in 2002 in consideration for the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock.

(8) Represents payment to Mr. Posner for the tax consequences of a relocation allowance and reimbursement of relocation expenses, as described in footnote 5 above.

(9) Upon resignation from Superior TeleCom, on December 31, 2003 Mr. Wahrsager was reemployed by the Company on January 1, 2004.

(10) Represents (i) the contractual forgiveness of loans made to Mr. Wahrsager prior to the effective date of the Sarbanes-Oxley Act of 2002 in connection with the tax consequences of certain restricted stock awards to him, and (ii) a distribution in the amount of $125,000 from the rabbi trust which was established by the Company for his benefit under the terms of and in connection with the cessation in 2001 of all benefit accruals under the SERP.

(11) Represents amount paid to Mr. Wahrsager in 2002 in connection with the cancellation of certain stock options previously granted by the Company to purchase shares of PolyVision Common Stock.

           STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2004

                        Number of     % of Total                             Potential Realizable Value
                       Securities      Options                                (at assumed annual rates
                       Underlying     Granted to    Exercise                 of stock price appreciation
                         Options      Employees      Price      Expiration        for option term)
Name                     Granted        In 2004      ($/sh)       Date           ----------------
----                     -------        -------      ------       ----
                                                                                5%            10%
                                                                                --            ---

Stewart  H. Wahrsager    90,000         84.1%         0.91        1/20/14     $51,506       $130,528


             AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2004 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2004:

                                Exercised During    Number of Shares Underlying     Value of Unexercised
                                      2004              Unexercised Options       In-the-Money Options (1)
                                      ----              -------------------       ------------------------
                            Shares
                           Acquired      Value
Name                      on Exercise   Realized    Exercisable   Unexercisable  Exercisable    Unexercisable
----                      -----------   --------    -----------   -------------  -----------    -------------
Steven S. Elbaum           150,000      $336,000           --       300,000            --         $378,000
K. Mitchell Posner          66,666       149,332       33,333       200,001      $ 42,000          252,001
Harold M. Karp              41,666        91,249           --        83,334            --          105,001
David A. Owen               18,333        40,149           --        36,667            --           46,200
Stewart H. Wahrsager            --            --       16,500        90,000            --           99,900

-----------

(1) Based upon the closing price of $2.02 of the Alpine Common Stock on December 31, 2004.

                                  PENSION PLAN

      Each of Messrs. Elbaum, Schut and Wahrsager participated in the SERP, an unfunded non-qualified defined benefit plan. Benefit accruals under the SERP for Messrs. Elbaum, Schut and Wahrsager were frozen as of June 14, 2001. In connection with the cessation of benefits under the frozen SERP, during 2002 the entire final benefit accrued thereunder in respect of Mr. Wahrsager in the amount of $427,855 was contributed to a so-called "rabbi" trust for his benefit. In addition, during 2002, sole and final distributions of accrued benefits were made directly to each of Messrs. Elbaum and Schut in connection with the cessation of all benefit accruals under the SERP in 2001, as follows: Mr. Elbaum, $2,894,180; Mr. Schut, $2,290,781. The Company contributed an amount equal to not more than 15% of the frozen accrued benefits for Messrs. Elbaum and Schut to so-called "rabbi" trusts, all or a portion of which was utilized to pay the premiums on second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut. In January 2004, the Company, upon approval of the Compensation Committee, liquidated the life insurance contracts and terminated the "rabbi" trusts. The proceeds of $377,927 in respect of Mr. Elbaum were contributed to a rabbi trust under the SERP in accordance with its provisions and in June 2004, the proceeds of $333,094 in respect of Mr. Schut, who had retired as an employee of the Company, were paid to him.

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

Employment Agreements

      Pursuant to an agreement entered into with Superior TeleCom in connection with the Electrical Acquisition and Superior TeleCom's September 2002 amendment to its credit facility, Mr. Elbaum resigned as Chief Executive Officer of Superior TeleCom as of December 31, 2002. During 2002, Mr. Elbaum served as Chairman and Chief Executive Officer of the Company at reduced compensation pursuant to a letter agreement between Mr. Elbaum and the Company entered into in April 2001. At that time, recognizing that the Company's operations were then conducted primarily through its holdings in Superior TeleCom and its other investments, Mr. Elbaum's roles at the Company and Superior TeleCom were restructured so that he would devote substantially his full business time and focus as the Chief Executive Officer of Superior TeleCom. As a result of his resignation from Superior TeleCom, the original terms and provisions of the employment agreement between Mr. Elbaum and the Company dated April 26, 1996 were automatically reinstituted to reflect his current full-time commitment to the Company.

      Mr. Elbaum's employment agreement provides for a base salary of $621,920, subject to annual adjustment for increases in the consumer price index. On January 3, 2003, an amendment to the employment agreement provided that in respect of fiscal year 2003 his base salary would be paid in a combination of cash and Alpine Common Stock based on the closing price on such date. Specifically, the first 60% of Mr. Elbaum's base salary was paid in cash and the remaining 40% was paid in shares of Alpine Common Stock. Accordingly, in August 2003, 401,239 shares of Alpine Common Stock were credited to the Company's Deferred Stock Account Plan for the benefit of Mr. Elbaum. Such shares of Alpine Common Stock are fully vested and will be deferred for a period of five years. Under the terms of the Deferred Stock Account Plan, Mr. Elbaum will be entitled to a matching contribution in shares of Alpine Common Stock equal to 50% of the shares deferred for the full five-year period.

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

      Mr. Posner's employment with the Company commenced as of March 10, 2003. He is employed as executive vice-president reporting to, and with such duties and responsibilities as are delegated by, the chief executive officer of the Company. Mr. Posner's annual base salary is $250,000, less any amount paid to him by Essex Electric on account of direct employment with that entity. His employment arrangement also provides for an annual performance based bonus, a long-term equity incentive grant awarded to him on June 20, 2003 consisting of stock options to purchase up to 300,000 shares of Alpine Common Stock at an exercise price equal to the fair market value as of the date of grant and vesting in three equal installments on each of the first three anniversaries of the grant date; and a grant of 100,000 shares of restricted Alpine Common Stock, which restrictions are released automatically as to one-third of the aggregate number of shares so granted on each of the first three anniversaries of the grant date, and provided that Mr. Posner is still employed by the Company. Mr. Posner was also paid a relocation allowance and reimbursement of expenses in connection with his relocation to New Jersey during 2003. His employment arrangement provides for his nomination for election to the Board and also provides for certain other benefits including fringe benefits and medical, dental and other insurance benefits. Either Mr. Posner or the Company may terminate the employment relationship on sixty (60) days' prior notice to the other. Unless Mr. Posner is terminated for "cause", he will be entitled to severance in an amount equal to twelve (12) months of his base salary in effect immediately prior to his termination; additionally the vesting and release date for his unvested options and unreleased restricted Alpine Common Stock will be accelerated to the next succeeding anniversary date following notice of termination.

      Mr. Owen is employed pursuant to an employment agreement with Essex Electric. Pursuant thereto, he serves as Senior Vice-President - Finance of Essex Electric and, since May 2003, as Chief Financial Officer of the Company. The employment agreement provides for an annual base salary of $248,000, subject to annual review, and eligibility for an annual performance based bonus and consideration for equity based incentive awards at the discretion of the Compensation Committee. Mr. Owen received a $40,000 retention bonus which was paid in two equal installments on or about July 30, 2003 and February 29, 2004. The employment agreement also provides for certain other benefits, including fringe benefits and health and other insurance benefits. Either Mr. Owen or Essex Electric may terminate his employment at any time. In the event that Mr. Owen is terminated by Essex Electric without "cause" he will be entitled to a lump sum severance payment equal to 33 1/3% of his base salary in effect immediately prior to the time of his termination times the number of years of his employment under the employment agreement, as well as the continuation of health insurance and related benefits for 18 months thereafter. If his employment is terminated without "cause" or he terminates his employment for "good reason" within six (6) months following a "change of control" of Essex Electric, Mr. Owen is entitled to severance equal to one and one-half times his base salary in effect immediately prior to any such termination.

      Mr. Karp is employed pursuant to an employment agreement with Essex Electric. The employment agreement provides for an annual base salary of $250,000, as adjusted annually for increases in the consumer price index, plus an annual bonus based on the achievement of performance goals set by Essex Electric. Mr. Karp received a sign-on bonus of $100,000 in February 2003 and a retention bonus equal to $112,500, paid in two equal installments on or about June 30, 2003 and January 15, 2004. The agreement also provides for certain other benefits, including fringe benefits and medical, dental and other insurance benefits. Mr. Karp's employment is for a term ending upon the occurrence of any of the following events: (i) death or disability of Mr. Karp;
(ii) termination by Essex Electric without "cause" or for "cause"; or (iii) termination by Mr. Karp for "good reason" or without "good reason." Generally, if Mr. Karp terminates his employment for "good reason" or Essex Electric terminates his employment without "cause", Mr. Karp is entitled to receive a severance payment equal to one times his annual salary and annual bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of Essex Electric, Mr. Karp is entitled to severance equal to three times his annual salary and bonus.

      Following his resignation from Superior TeleCom as of December 31, 2003, on January 1, 2004, Mr. Wahrsager was reemployed by the Company as Senior Vice-President, General Counsel and Corporate Secretary. Mr. Wahrsager's base salary for 2004 was $161,000 per annum increasing to $220,000 per annum in 2005. He is eligible for an annual performance based bonus and consideration for equity based incentive awards at the discretion of the Compensation Committee. During the term of his employment, Mr. Wahrsager is entitled to fringe benefits and health and other insurance benefits made available by the Company to his peer executives. In connection with his reemployment, the Compensation Committee granted him an equity incentive award consisting of stock options to purchase up to 90,000 shares of Alpine Common Stock at an exercise price equal to the fair market value as of the date of grant and vesting in three equal installments on each of the first three anniversaries of the grant date; and a grant of 40,000 shares of restricted Alpine Common Stock, which restrictions are released automatically as to one-third of the aggregate number of shares so granted on each of the first three anniversaries of the grant date, and provided that Mr. Wahrsager is still employed by the Company. Either Mr. Wahrsager or the Company may terminate his employment at any time.

Compensation Committee Interlocks and Insider Participation

      Randolph Harrison and John C. Jansing served on the Compensation Committee during the year ended December 31, 2004. There were no compensation committee interlocks or insider (employee) participation during such period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 25, 2005, there were issued and outstanding 15,787,013 shares of Alpine Common Stock and 14,152 shares of Series A Preferred Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Series A Preferred Stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock or Series A Preferred Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly filed documents with the SEC.

Name and Address of              Number of Shares of Alpine     Percent of    Number of Shares of Series A    Percent of
Beneficial Owner (1)                    Common Stock             Class (2)           Preferred Stock            Class
--------------------                    -------------            ---------           --------- -----            -----
Steven S. Elbaum                         3,348,558 (3)            20.4%                 4,426 (17)              31.3%
Mellon Financial Corp.                     877,292 (4)             5.4%                    --                    0.0%
One Mellon Center
Pittsburgh, PA  15258
A. Alex Porter and Paul Orlin              717,400 (5)             4.4%                    --                    0.0%
Porter Orlin LLC
666 Fifth Avenue
New York, NY 10103
Bragi F. Schut                             638,902 (6)             3.9%                   322 (17)               2.3%
Kenneth G. Byers, Jr.                      630,198 (7)             3.9%                   500                    3.5%
John C. Jansing                            378,708 (8)             2.3%                   620                    4.4%
K. Mitchell Posner                         313,282 (9)             1.9%                 1,316                    9.3%
Stewart H. Wahrsager                       137,916 (10)              *                    265                    1.9%
James R. Kanely                            118,301 (11)              *                    400                    2.8%
Randolph Harrison                           92,036 (12)              *                    265                    1.9%
Harold M. Karp                             103,770 (13)              *                     53                      *
Dana P. Sidur                               79,499 (14)              *                     40                      *
David A. Owen                               56,666 (15)              *                     80                      *

All directors and executive              5,674,552 (16)           33.7%                 8,287                   58.6%
officers as a group

*     Less than one percent

(1) Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., One Meadowlands Plaza, Suite 801, East Rutherford, New Jersey 07073.

(2) All holders of the Series A Preferred Stock, including the Company's executive officers and directors, are entitled to vote their shares of Series A Preferred Stock on an as-converted basis, together with the Alpine Common Stock. Each share of Series A Preferred Stock is currently convertible into 743.01 shares of Alpine Common Stock. Accordingly, the Company's executive officers and directors have combined voting power, giving effect to both their interests in the Alpine Common Stock (but excluding shares credited to their respective accounts under the Company's Deferred Stock Account Plan, as to which they do not have voting power) and Series A Preferred Stock, as follows: Mr. Elbaum - 4,974,841 votes or 18.5%; Mr. Posner - 1,177,799 votes or 4.4%; Mr. Byers - 1,001,703 votes or 3.7%; Mr. Schut - 878,151 votes or 3.3%; Mr. Jansing - 839,374 votes or 3.1%; Mr. Kanely - 415,505 votes or 1.6%; Mr. Wahrsager - 294,813 votes or 1.1%; Mr. Harrison - 288,933 votes or 1.1%; Mr. Karp - 123,149 votes or less than 1%; Mr. Owen - 96,106 votes or less than 1%; Ms. Sidur - 79,219 votes or less than 1%; and all executive officers and directors as a group
      - 11,831,870 votes or 43.3%.

(3) Includes (i) 1,262 shares owned by Mr. Elbaum's wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership,
      (ii) 5,000 shares owned by Mr. Elbaum as custodian for his daughter, as to which shares Mr. Elbaum disclaims beneficial ownership, (iii) 150,000 shares issuable upon exercise of certain stock options, (iv) 1,662,277 shares in Mr. Elbaum's account under the Company's Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board and (v) 223,284 shares in the accounts of certain other officers of the Company under the Company's Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2005. Mellon Financial Corporation together with certain of its direct and indirect subsidiaries, have the sole voting and dispositive power over such shares.

(5) Based on a Schedule 13D filed with the Securities and Exchange Commission on November 15, 2001. Messrs. Porter and Orlin, as general partners or principals of certain entities, have sole power to vote, direct the vote, dispose and direct the disposition of such shares.

(6) Includes (i) 12,350 shares owned by Mr. Schut's wife, as to which shares Mr. Schut disclaims beneficial ownership, (ii) 24,050 shares issuable upon exercise of certain stock options and (iii) 42,036 shares of restricted stock.

(7) Includes 39,409 shares owned by Byers Engineering Company, of which Mr. Byers is the president and sole shareholder, and 103,996 shares issuable upon exercise of certain stock options.

(8)   Includes 128,024 shares of restricted stock.

(9) Includes 133,332 shares issuable upon exercise of certain stock options and 100,000 shares of restricted stock. An aggregate of 113,284 shares have been credited to Mr. Posner's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(10) Includes 46,500 shares issuable upon exercise of certain stock options and 40,000 shares of restricted stock. An aggregate of 40,000 shares of such restricted stock have been credited to Mr. Wahrsager's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(11) Includes 29,752 shares issuable upon exercise of certain stock options and 138 shares owned by Mr. Kanely's wife, as to which shares Mr. Kanely disclaims beneficial ownership.

(12)  Includes 22,901 shares issuable upon exercise of certain stock options.

(13) Includes 41,667 shares issuable upon exercise of certain stock options and 20,000 shares of restricted stock. An aggregate of 20,000 shares of such restricted stock have been credited to Mr. Karp's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(14) Includes 25,000 shares issuable upon exercise of certain stock options and 30,000 shares of restricted stock. An aggregate of 30,000 shares of such restricted stock have been credited to Ms. Sidur's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(15) Includes 18,333 shares issuable upon exercise of certain stock options and 20,000 shares of restricted stock. An aggregate of 20,000 shares of such restricted stock have been credited to Mr. Owen's account under the Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(16) Includes (i) 595,531 shares issuable upon exercise of certain stock options, (ii) 1,662,277 shares in Mr. Elbaum's account under the Company's Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board, and (iii) 18,750 shares as to which the officers and directors disclaim beneficial ownership.

(17) Includes in the case of Mr. Elbaum, and excludes in the case of Mr. Schut, 1,052 shares owned by a limited liability company, in which Messrs. Elbaum and Schut are the sole members. Mr. Elbaum has an economic interest in 574 of such shares, and Mr. Schut has an economic interest in 478 of such shares, but Mr. Elbaum, as sole manager of such limited liability company, has sole voting and dispositive power with respect to all such shares. In addition, the other shares of Series A Preferred Stock beneficially owned by Mr. Elbaum are either held directly by Mr. Elbaum or through family-owned entities.

      Information about the Company's equity compensation plans at December 31, 2004 was as follows:

                                                                                                      Number of securities
                                                    Number of securities                               remaining available
                                                      to be issued upon                                for future issuance
                                                         exercise of          Weighted-average            under equity
                                                         outstanding          exercise price of        compensation plans
                                                      options, warrants     outstanding options,      (excluding securities
Plan Category                                            and rights          warrants and rights    reflected in column (a))
-------------                                            ----------          -------------------    ------------------------
                                                             (a)                     (b)                       (c)
Equity Compensation plans approved by security
holders
- 1987 Long-Term Equity Incentive Plan ...........           68,550                $4.2324                    N/A (4)
- 1997 Stock Option Plan .........................          868,701                $0.8168                   36,767
- 1984 Restricted Stock Plan .....................           26,004                $1.0311                   41,728
                                                            -------                                          ------
                                                            963,255                                          78,495
                                                            -------                                          ------
Subtotal - security holder approved plans

Equity Compensation plans not approved by
security holders
- Stock Compensation Plan for Non-
  Employee Directors (1)                                    582,528                $1.3735                     (5)
- Deferred Stock Account Plan (2)                           690,494                $1.1123                     (5)
- Individual Stock Option and Restricted
  Stock Grants (3)                                          100,000                $0.7600                     (5)
                                                          ---------                                            ---
 Subtotal - security holder non-approved plans            1,373,022
                                                          ---------

Total - Equity Compensation Plans ................        2,336,277                                          78,495
                                                          =========                                          ======

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

(2) The Company adopted the Deferred Stock Account Plan (the "Deferred Stock Account Plan") in March 1999, an unfunded deferred compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, bonuses paid in shares of common stock of the Company (including shares of restricted stock) and shares issued upon stock option exercises. The Deferred Stock Account Plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of this plan are held in irrevocable grantor trusts. Any shares issued pursuant to the Deferred Stock Account Plan will be issued from the Company's treasury stock.

(3) In 2003, the Compensation Committee granted non-qualified stock options to purchase shares of the Company's common stock under individual option agreements to one executive, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company's treasury stock.

(4) Pursuant to the express terms of the 1987 Long-Term Equity Incentive Plan, no additional awards may be issued under this plan after 1997.

(5) The plans not approved by stockholders do not contain a specified maximum number of shares that can be issued to participants. The number of shares issued for matching contributions under the Deferred Stock Account Plan depends generally upon the individual elections made by the participants in the plan. In respect of the Individual Stock Option, the number of shares granted is determined at the date of grant by the Compensation Committee. Any shares issued pursuant to these arrangements will be issued from the Company's treasury stock.

Item 13. Certain Relationships and Related Transactions

      In December 2002, the Company acquired certain assets and liabilities from Superior TeleCom (the "Electrical Acquisition"). At that time, the Company also entered into a supply and transitional services agreement with Superior TeleCom which was subsequently replaced in November 2003 by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior Telecom pursuant to the Plan or Reorganization) and Essex Electric (collectively, the "Supply Agreements"). The Supply Agreements provided for the purchase from Superior TeleCom of certain specified quantities of copper rod and certain transitional administrative services to Alpine Holdco and Essex Electric. The Supply Agreements expired on December 31, 2004 in accordance with their terms. The total cost of cooper rod purchased under the Supply Agreements in 2004 was $89.2 million. The cost of administrative services for 2004 was $1.4 million.

      Essex Electric subleases a portion of its leased facilities at Ontario, California and at McDonough, Georgia to subsidiaries of Superior Essex Inc. Lease payments to Essex Electric by these subtenants were $0.7 million in 2004.

      Essex Electric processes insulated copper wire at its Jonesboro, IN scrap reclamation center for Superior Essex Inc. Essex Electric charges a fee for this service and retains, then sells, the copper reclaimed. The charges to Superior Essex Inc. for these services recorded in net sales were $0.6 million for 2004.

      In January 2005, Superior Essex Inc. purchased 445 newly issued shares of Essex Electric common stock for an aggregate purchase price of $1.2 million.

      At December 31, 2004, Alpine has outstanding loans including accrued interest to certain executive officers totaling $0.4 million, relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. During 2001, the Company agreed to forgive such loans and accrued interest, with such forgiveness to occur over a ten-year period, subject to certain employment conditions.

      During 2004, the Company assigned life insurance policies to Bragi F. Schut, a former employee and current member of the Board of Directors of the Company, in satisfaction of its obligation to pay $159,545 of annual premiums in respect of the policies. The aggregate net cash surrender value of the policies at the time of assignment was $207,032.

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

Item 14. Principal Accounting Fees and Services

      The following table details the fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP, the Company's principal accountants:

                                       Year Ended
                                       ----------
                              December 31,      December 31,
                                 2004              2003
                               --------          --------
Audit Fees (a)                 $480,000          $395,000
Audit-related Fees (b)           35,000           120,000
Tax Fees (c)                    205,000            23,000
All Other Fees (d)               14,000                --
                               --------          --------
Total                          $734,000          $538,000
                               ========          ========

(a)   Fees for audit services consisted of:
      -     Audit of the Company's annual financial statements
      -     Reviews of the Company's quarterly financial statements
      -     Consultation on SEC comments on the Company's proxy statement

(b)   Fees for audit-related services billed in 2004 consisted of:
      - Audits of the Company's two defined contribution plans and one defined benefit plan

      Fees for audit-related services billed in 2003 consisted of:

      - Services provided in connection with the filing of the Company's Registration Statement Form S-2 related to the subscription rights of holders of Alpine Common Stock to purchase Series A Preferred Stock and fees related to services provided in connection with review of the Company's exchange tender offer filed with the United States Securities and Exchange Commission on June 23, 2003.

(c)   Fees for tax services billed in 2004 consisted of:

      - Services related to the preparation of the Company's 2003 Federal and State Income tax returns and 2004 quarterly estimated tax payments
      - Assistance in connection with the disposition of the Company's DNE Systems Inc., subsidiary
      -     Other minor consultations

      Fees for tax services billed in 2003 consisted of:
      - Services related to the review of the Company's 2002 Federal and State income tax return

(d)   Fees for other services billed in 2004 consisted of:
      - Fees related to Company employees attending training class related to Sarbanes-Oxley Section 404
      -     Consultation related to benefit calculation for a certain executive
      -     Subscription to Deloitte and Touche on-line research tool

The charter of the Audit Committee includes the requirement that all audit and non-audit services provided by the independent auditor are preapproved by the Audit Committee in accordance with Section 202 of the Sarbanes-Oxley Act.

The Fees outlined in the above table were preapproved by the Audit Committee in compliance with the Audit Committee charter, with the exception of three de minimus items totalling approximately $6,000 that were subsequently approved by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules, And Reports On Form 8-K

      (a)(3)Exhibits  as required  by Item 601 of  Regulation  S-K are listed in
            Item 15(c) below.

      (c) Exhibits


Exhibit
Number    Description
------    -----------


2(a) Purchase Agreement, dated October 31, 2002, by and among Superior Telecom Inc., Superior Telecommunications Inc., Essex International
           Name                     Title
         (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended September 30,
         2002).
3(a) Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(a) to the Annual Report on Form 10-K of Alpine for the year ended April 30, 1995 (the "1995 10-K")).
3(b) Amendment to the Certificate of Incorporation of Alpine (incorporated herein by reference to Exhibit 3(aa) of Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 33-53434) of Alpine, as filed with the Commission on May 12, 1993).
3(c) Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1989).
3(d) Certificate of the Powers, Designations, Preferences and Rights of the 9% Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit(c)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1992 ("1992 10-K")).
3(e) Certificate of the Powers, Designations, Preferences and Rights of the 8.5% Cumulative Convertible Senior Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3(e)to the Annual Report on Form 10-K of Alpine for the fiscal year ended April 30, 1994).
3(f) Certificate of the Powers, Designations, Preferences and Rights of the 8% Cumulative Convertible Senior Preferred Stock of the Company (incorporated herein by reference to Exhibit 3(f)to the 1995 10-K).
3(g) By-laws of Alpine (incorporated herein by reference to Exhibit 3(g)to the 1995 10-K).
3(h) Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10Q of Alpine for the quarter ended June 30, 2003 (the "June 30, 2003 10-Q"))
4(a) Rights Agreement, dated as of February 17, 1999, between Alpine and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A of Alpine, as filed with the Commission on February 18, 1999).
4(b) Amendment No. 1, dated March 10, 2003, to the Rights Agreement, dated as of February 17, 1999, between The Alpine Group, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Alpine filed on March 11, 2003).
4(c) Indenture dated as of August 4, 2003 between Alpine and American Stock Transfer & Trust Company, as Trustee, relating to Alpine 6% junior subordinated notes (incorporated herein by reference to Exhibit 4.1 to the June 30, 2003 10-Q).
10(a) Amended and Restated 1984 Restricted Stock Plan of Alpine (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Registration No. 33-9978) of Alpine, as filed with the Commission on October 5, 1993 (the "S-4 Registration Statement")).
10(b) Amended and Restated 1987 Long-Term Equity Incentive Plan of Alpine (incorporated herein by reference to Exhibit 10.4 to the S-4 Registration Statement).
10(c) Employee Stock Purchase Plan of Alpine (incorporated herein by reference to Exhibit B to the proxy statement of Alpine dated August 22, 1997).
10(d) 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(tt) to the 1997 10-K).
10(e) Stock Compensation Plan for Non-Employee Directors of Alpine (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 30, 1999).
10(f) Lease Agreement by and between ALP(TX)QRS 11-28, Inc., and Superior TeleTec Transmission Products, Inc., dated as of December 16, 1993 (incorporated herein by reference to Exhibit (i) to the Quarterly Report on Form 10-Q of Alpine for the quarter ended January 31, 1994).
10(g) First Amendment to Lease Agreement, dated as of May 10, 1995, by and between ALP (TX)QRS 11-28, Inc. and Superior TeleTec Inc. (incorporated herein by reference to Exhibit 10(o) to the 1995 10-K).

10(h) Second Amendment to Lease Agreement, dated as of July 21, 1995, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the 1995 10-K).
10(i) Third Amendment to Lease Agreement, dated as of October 2, 1996, by and between ALP(TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 333-09933)of Superior TeleCom Inc., as filed with the Commission on August 9, 1996, as amended (the "TeleCom S-1")).
10(j) First Amendment to Guaranty and Surety Agreement, dated as of October 2, 1996, among the Company, Superior TeleCom Inc. and ALP (TX)QRS 11-28, Inc. (incorporated herein by reference to Exhibit 10.12 to the TeleCom S-1).
10(k) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(q) Annual Report on Form 10-K of Alpine for the year ended April 30, 1996 (the "1996 10-K").
10(l) Second Amendment, dated May 14, 2003, to the Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation, as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc., Essex Electric Inc. as borrowers, and DNE Systems, Inc. as a credit party (incorporated herein by reference to the Quarterly Report on Form 10-Q of Alpine for the quarter ended March 31, 2003).
10(m) Third Amendment, dated May 31, 2003, to the Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation, as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc., Essex Electric Inc. as borrowers, and DNE Systems, Inc. as a credit party (incorporated herein by reference to the June 30, 2003 10-Q).
10(n) Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(ll) to the 1999 10-K).
10(o) Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(mm)to the 1999 10-K).
10(p) Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(nn) to the 1999 10-K).
10(q) Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the Annual Report on Form 10-K of Superior Telecom Inc. for the year ended December 31, 1999 (the "Superior 1999 10-K").
10(r) Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX)QRS 11-28, Inc., Superior TeleCom Inc. and Alpine (incorporated herein by reference to Exhibit 10(y)to the Superior 1999 10-K).
10(s) The Alpine Group, Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K").
10(t) Amendment Number One to The Alpine Group, Inc. Senior Executive Retirement Plan (Amended and Restated as of January 1, 2001) (incorporated herein by reference to Exhibit 10(ggg) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2001 (the "2001 10-K")).
10(u) Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior Telecom Inc. for the year ended December 31, 2001 ("the Superior 2001 10-K")).
10(v) Loan and Security Agreement, dated as of December 11, 2002, by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Congress Financial Corporation (Southern), as documentation agent, Foothill Capital Corporation, as arranger and administrative agent, Alpine Holdco Inc., DNE Manufacturing and Service Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as a credit party (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpine filed on December 26, 2002).
10(w) Amendment, dated January 3, 2003, to the Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(ll) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2002 (the "2002 10-K")).
10(x) Amended and Restated Employment Agreement, dated as of December 11, 2002, between Essex Electric Inc. and Harold M. Karp (incorporated herein by reference to Exhibit 10(mm) to the 2002 10-K).
10(y) Management agreement dated December 11, 2002, between Alpine and Alpine Holdco Inc. (incorporated by reference to Exhibit 10(nn) to the 2002 10-K).
10(z) Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(oo) to the 2002 10-K).

10(aa) Warrant dated December 11, 2002 from Essex Electric Inc. ("Essex") issued to Superior Telecom Inc. ("Superior") (incorporated by reference to Exhibit 10 (aa) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2003 (the "2003 10-K")).
10(bb) Securityholders Agreement dated as of December 11, 2002 by and among Essex, Alpine Holdco ("Holdco") and Superior (incorporated by reference to Exhibit 10 (bb) to the 2003 10-K).
10(cc) Amendment No. 1 to Securityholders Agreement dated September 23, 2002 by and among Essex, Holdco and Superior (incorporated by reference to
         Exhibit 10 (cc) to the 2003 10-K).
10(dd) Employment Arrangement between The Alpine Group, Inc. and K. Mitchell Posner, dated March 24, 2003 (incorporated by reference to Exhibit 10
         (dd) to the 2003 10-K).
10(ee) Employment Agreement between the Essex Electric Inc. and David A. Owen dated May 13, 2003 (incorporated by reference to Exhibit 10 (ee) to the 2003 10-K).
10(ff) Fourth Amendment, dated December 8, 2003, to Loan and Security Agreement by and among the lenders identified on the signature pages thereof (together with their respective successors and assigns), Wells Fargo Foothill, Inc., as agent and Congress Financial Corporation, as documentation agent, Alpine Holdco Inc., DNE Manufacturing and Services Company, DNE Technologies, Inc. and Essex Electric Inc., as borrowers, and DNE Systems, Inc., as credit party (incorporated herein by reference to Exhibit 10 (ff) to the 2003 10-K).
10(gg) Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K).
10(hh) Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely (incorporated herein by reference to Exhibit 10(v) to the 1995 10-K).
10(ii) Form of subscription agreement entered into on June 23, 2003 by certain officer and directors of Alpine in connection with the private placement of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10(ii) of the 2003 10-K).
10(jj) Stock Purchase Agreement between Alpine Holdco Inc. and Ultra Electronics Defense, Inc., dated as of June 18, 2004 (incorporated herein by reference to Exhibit 10 (gg) to the Quarterly Report on Form 10-Q of Alpine for the period ended June 30, 2004.)
10(kk) Amendment Number One to The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors, dated July 1, 2004 (incorporated herein by reference to Exhibit 10(jj) to the Quarterly Report on Form 10-Q of Alpine for the period ended September 30, 2004 (the "September 30, 2004 10-Q").
10(ll) Amendment Number One to The Alpine Group, Inc. Deferred Stock Account Plan, dated July 30, 2004 (incorporated herein by reference to Exhibit 10 (kk) to the September 30, 2004 10-Q).
10(mm) Fifth Amendment to Loan and Security Agreement, dated November 10, 2004 by and among Alpine Holdco Inc. and Essex Electric Inc. as borrowers and Wells Fargo, Foothill, Inc. as agent for the lenders and as a lender, Congress Financial Corporation (Central), and lenders from time to time party thereto (incorporated by reference to Exhibit 10 (ll) to the September 30, 2004 10-Q).
10(nn) Sixth Amendment to Loan and Security Agreement, dated February 28, 2005 by and among Alpine Holdco Inc. and Essex Electric as borrower and Wells Fargo, Foothill, Inc. as agent for the lenders and as a lender, Congress Financial Corporation (Central), as documentation agent and as a lender and the lenders from time to time party thereto (incorporated by reference to Exhibit 10 (nn) on the Annual Report filed with the Securities and Exchange Commission on March 31, 2005 on Form 10-K of Alpine for the year ended December 31, 2004 (the "2004 10-K")).
21 List of Subsidiaries (incorporated by reference to Exhibit 21 on the 2004 10-K).
23(a) Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23(a) on the 2004 10-K).
23(b) Notice regarding consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23 (b) to the 2003 10-K).
31.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed with the 2004 10-K).

-----------

   *  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 2, 2005
                                       THE ALPINE GROUP, INC.

                                       By:  /s/ Steven S. Elbaum
                                            --------------------
                                            Steven S. Elbaum
                                            Chairman of the Board and
                                            Chief Executive Officer

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

           Name                     Title                                                 Date
           ----                     -----                                                 ----
/s/ Steven S. Elbaum             Chairman of the Board and Chief Executive Officer     May 2, 2005
-------------------------        (principal executive officer)

/s/ David A. Owen                Chief Financial Officer (principal financial and      May 2, 2005
-------------------------        accounting officer)

/s/ Kenneth G. Byers, Jr.        Director                                              May 2, 2005
-------------------------

/s/ Randolph Harrison            Director                                              May 2, 2005
-------------------------

/s/ John C. Jansing              Director                                              May 2, 2005
-------------------------

/s/ James R. Kanely              Director                                              May 2, 2005
-------------------------

/s/ Bragi F. Schut               Director                                              May 2, 2005
-------------------------