Form 10-Q
period 2005-03-31
ALPINE GROUP INC /DE/
filed 2005-05-13
CIK 4164

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

                  For the Quarterly Period Ended March 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-9078

                                   -----------

                             THE ALPINE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 22-1620387
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)
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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at April 29, 2005
          -----                               -----------------------------

Common Stock, $.10 Par Value                            15,816,733

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                                                  March 31,     December 31,
                                                                                                    2005            2004
                                                                                                ----------------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................................   $      1,953    $        611
   Marketable securities, at fair value .....................................................         24,427          35,827
   Accounts receivable (less allowance for doubtful accounts of $341 and $387 at
          March 31, 2005 and December 31, 2004 respectively) ................................         52,065          41,091
   Inventories, net (Note 2) ................................................................         23,645          30,417
   Other current assets .....................................................................          5,288           4,992
                                                                                                ----------------------------
        Total current assets ................................................................        107,378         112,938
Property, plant and equipment, net ..........................................................         17,598          16,927
Deferred income taxes .......................................................................            427             264
Other long-term assets ......................................................................          3,028           2,658
                                                                                                ----------------------------
        Total assets ........................................................................   $    128,431    $    132,787
                                                                                                ============================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility (Note 5) .......................................................   $     42,783    $     40,250
   Current portion of long-term debt (Note 6) ...............................................             --             386
   Accounts payable .........................................................................         16,512          14,010
   Accrued expenses .........................................................................         10,988          11,054
   Deferred income taxes and income taxes payable ...........................................          6,174          13,429
                                                                                                ----------------------------
        Total current liabilities ...........................................................         76,457          79,129

Long-term debt, less current portion (Note 6) ...............................................          3,171           3,122
Other long-term liabilities .................................................................         18,025          17,842
Warrant .....................................................................................            561             936
Minority interest in subsidiary .............................................................          3,945           2,218
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued; 14,152
    and 14,697 outstanding at March 31, 2005 and December 31, 2004 respectively) (Note 7) ...          5,338           5,545

Stockholders' equity:
   9% cumulative convertible preferred stock at liquidation value ...........................            177             177
   Common stock, $.10 par value; (50,000,000 authorized; and 25,074,992 and 24,670,054 shares
           issued at March 31, 2005 and December 31, 2004, respectively) ....................          2,507           2,467
   Capital in excess of par value ...........................................................        168,712         168,446
   Accumulated other comprehensive loss .....................................................            (24)            (20)
   Accumulated deficit ......................................................................        (56,327)        (52,955)

   Treasury stock, at cost (10,933,310 and 10,929,985 shares at March 31, 2005 and
          December 31, 2004, respectively) ..................................................        (93,714)        (93,705)
   Receivable from stockholders .............................................................           (397)           (415)
                                                                                                ----------------------------
      Total stockholders' equity ............................................................         20,934          23,995
                                                                                                ----------------------------
        Total liabilities and stockholders' equity ..........................................   $    128,431    $    132,787
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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                    2005            2004
                                                                            ----------------------------
Net sales ...............................................................   $     89,833    $     81,937
Cost of goods sold ......................................................         87,916          71,750
                                                                            ----------------------------
   Gross profit .........................................................          1,917          10,187
Selling, general and administrative expenses ............................          5,497           6,061
Restructuring and other charges .........................................          1,069           1,748
                                                                            ----------------------------
   Operating income (loss) ..............................................         (4,649)          2,378
Interest expense ........................................................           (942)           (613)
Other expense,  net .....................................................           (255)            (83)
                                                                            ----------------------------
   Income (loss) before income taxes,
        minority interest and discontinued operations ...................         (5,846)          1,682
Income tax (provision) benefit ..........................................          2,127            (753)
                                                                            ----------------------------
   Income (loss) before minority interest
        and discontinued operations .....................................         (3,719)            929
Minority interest in  (earnings) loss of subsidiary .....................            459            (157)
                                                                            ----------------------------
   Income (loss) from continuing operations .............................         (3,260)            772

Income from discontinued operations, net of tax of $502 (Note 1) ........             --             703
                                                                            ----------------------------
   Net income (loss) ....................................................         (3,260)          1,475
Preferred stock dividends ...............................................           (112)           (147)
                                                                            ----------------------------
   Net income (loss) applicable to common stock .........................   $     (3,372)   $      1,328
                                                                            ============================

Net income (loss) per share of common stock:
   Basic:
      Income (loss) from continuing operations applicable to common stock   $      (0.22)   $       0.05
      Income from discontinued operations, net of tax ...................             --            0.06
                                                                            ----------------------------
     Net income (loss) ..................................................   $      (0.22)   $       0.11
                                                                            ============================

   Diluted:
     Income (loss) from continuing operations applicable to common stock    $      (0.22)   $       0.03
     Income from discontinued operations ................................             --            0.03
                                                                            ----------------------------
     Net income (loss) ..................................................   $      (0.22)   $       0.06
                                                                            ============================

Weighted average shares outstanding:
   Basic ................................................................         15,589          12,119
   Diluted ..............................................................         15,589          25,572

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)

                                                                             Three Months Ended
                                                                               March 31, 2005
                                                                        ----------------------------
                                                                            Shares         Amount
                                                                        ----------------------------
9% cumulative convertible preferred stock:
   Balance at beginning of period ...................................            177    $        177
                                                                        ----------------------------
      Balance at end of period ......................................            177             177
                                                                        ----------------------------

Common stock:
   Balance at beginning of period ...................................     24,670,054           2,467
   Shares issued pursuant to Series A Preferred Stock conversion ....        404,938              40
                                                                        ----------------------------
      Balance at end of period ......................................     25,074,992           2,507
                                                                        ----------------------------

Capital in excess of par value:
   Balance at beginning of period ...................................                        168,446
   Compensation expense related to restricted stock and certain stock
         options, less vested shares released from Treasury .........                             99
   Shares issued pursuant to Series A Preferred Stock conversion ....                            167
                                                                                        ------------
      Balance at end of period ......................................                        168,712
                                                                                        ------------
Accumulated other comprehensive loss:
   Balance at beginning of period ...................................                            (20)
   Change in unrealized losses on securities, net of tax ............                             (4)
                                                                                        ------------
      Balance at end of period ......................................                            (24)
                                                                                        ------------
Accumulated deficit:
   Balance at beginning of period ...................................                        (52,955)
   Net loss .........................................................                         (3,260)
   Dividends on preferred stock .....................................                           (112)
                                                                                        ------------
      Balance at end of period ......................................                        (56,327)
                                                                                        ------------
Treasury stock:
   Balance at beginning of period ...................................    (10,929,985)        (93,705)
   Stock options and grants .........................................          4,644               7
   Reversed forward stock split .....................................         (7,969)            (16)
                                                                        ----------------------------
      Balance at end of period ......................................    (10,933,310)        (93,714)
                                                                        ----------------------------
Receivable from stockholders:
   Balance at beginning of period ...................................                           (415)
   Forgiveness of officer loans .....................................                             18
                                                                                        ------------
      Balance at end of period ......................................                           (397)
                                                                                        ------------
Total stockholders' equity ..........................................                   $     20,934
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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           ----------------------------
                                                                                               2005            2004
                                                                                           ----------------------------
Cash flows from operating activities:
   Net income (loss) ...................................................................   $     (3,260)   $      1,475
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation .....................................................................            336             252
      Amortization of deferred debt issuance costs and accretion of debt discount ......            155             156
      Compensation expense related to stock options and grants .........................            107             462
      (Gain) loss on sale of fixed assets and subsidiary stock .........................            923            (239)
      Minority interest in income (loss) of subsidiary .................................           (459)            157
      Increase (decrease) in fair value of warrant .....................................           (375)            200
      Change in assets and liabilities:
        Accounts receivable, net .......................................................        (10,974)        (19,699)
        Inventories, net ...............................................................          6,772          11,014
        Other current and non-current assets ...........................................           (661)             64
        Accounts payable and accrued expenses ..........................................          2,436          (2,559)
           Income taxes ................................................................         (7,416)            497
        Other, net .....................................................................            195             (33)
                                                                                           ----------------------------
Cash flows used for operating activities ...............................................        (12,221)         (8,253)
                                                                                           ----------------------------
Cash flows from investing activities:
   Capital expenditures ................................................................         (1,018)         (1,328)
   Proceeds from sale of assets ........................................................            403              68
   Proceeds from sale of investments ...................................................         11,435              --
   Purchase of marketable securities ...................................................           (518)             --
                                                                                           ----------------------------
Cash flows provided by (used for) investing activities .................................         10,302          (1,260)
                                                                                           ----------------------------
Cash flows from financing activities:
   Borrowings under revolving credit facilities, net ...................................          2,533           9,612
   Repayments of long-term borrowings ..................................................           (387)            (31)
   Other, net ..........................................................................            (14)            209
   Dividends on preferred stock ........................................................           (112)           (147)
   Proceeds from minority interest investment in subsidiary ............................          1,241              --
                                                                                           ----------------------------
Cash flows provided by financing activities ............................................          3,261           9,643
                                                                                           ----------------------------
Net increase in cash and cash equivalents ..............................................          1,342             130
Cash and cash equivalents at beginning of period .......................................            611             465
                                                                                           ----------------------------
Cash and cash equivalents at end of period .............................................   $      1,953    $        595
                                                                                           ============================

Supplemental disclosures:
   Cash paid for interest ..............................................................   $        706    $        891


   Cash paid for income taxes, net .....................................................   $      5,101    $        772


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (unaudited)

1.    General

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

      Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. ("Essex Electric"), its 84% owned subsidiary engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd., the largest Israeli based producer of wire and cable products.

      On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior TeleCom Inc. ("Superior"): (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 199 shares of the common stock of Essex Electric. The warrant is recorded as a liability in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis, with $0.4 million of income and $0.2 million of expense recorded in other income (expense) for the three months ended March 31, 2005 and 2004, respectively. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

      On June 21, 2004 the Company entered into an agreement to sell DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the "DNE Sale"). The purchase price was $40 million in cash. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. DNE Systems results of operations for the three month period ended March 31, 2004 are presented as discontinued operations.

      Marketable securities

      Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders' equity or income net of related income taxes, respectively. All of the Company's investment securities were classified as available for sale at December 31, 2004. During the quarter ended March 31, 2005, $0.5 million of securities were classified as held to maturity as the Company intends to hold these investments to maturity. Since the maturity date is beyond one year from the date of the consolidated balance sheet these securities are classified as long-term assets as of March 31, 2005. Since these securities were previously classified as available for sale, the Company had recorded a $60K unrealized loss to other comprehensive income that will be amortized over the life of the bonds. All other securities held as of March 31, 2005 have been classified as available for sale.

      The following table shows the unrealized gains (losses) and fair value of the Company's investments aggregated by investment category as of March 31, 2005:

                                   Cost        Unrealized     Unrealized         Fair
Description of Securities          Basis          Gains         Losses*          Value
-------------------------          -----          -----         ------           -----
Marketable equity securities   $      1,657   $         26   $        (70)   $      1,613
Money market funds                    3,475                                         3,475
Municipal bonds and notes            11,900                                        11,900
Mutual funds                          7,083            106                          7,189
Preferred securities                    250                                           250
                               ----------------------------------------------------------
    Total                      $     24,365   $        132   $        (70)   $     24,427
                               ==========================================================

* None of the gross unrealized losses have exceeded 12 months.

      The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of equity securities due to fluctuations in the stock market. Alpine has reviewed its securities in a loss position and believes that the gross unrealized losses on its short-term investments at March 31, 2005 are temporary in nature. Alpine reviews its investment portfolio quarterly, to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee and Alpine's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

      In January 2005, Holdco purchased 1,792 shares of Essex Electric common stock for a cash purchase price of $5.0 million and Superior purchased 445 shares of Essex Electric common stock for a cash purchase price of $1.2 million resulting in Holdco and Superior owning 84.2% and 15.8% of Essex Electric, respectively. In accordance with accounting principles generally accepted in the United States of America, the Company accounted for the sale of stock of Essex Electric as a loss on sale of subsidiary stock of approximately $0.9 million and decreased the value of the warrant held by Superior to purchase 199 shares of Essex Electric common stock by $0.4 million due to the dilutive impact of the additional 2,237 shares issued.

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

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        ------------------------
                                                                                           2005          2004
                                                                                        ------------------------

Net income (loss), as reported ......................................................   $   (3,260)   $    1,475
Add stock-based employee compensation expense included in reported net income (loss),
   net of tax .......................................................................           70           288
Deduct total stock-based employee compensation expense determined under fair value
   based method for all awards, net of related tax effects ..........................         (122)         (376)
                                                                                        ------------------------
Pro forma net income (loss) .........................................................       (3,312)        1,387

Preferred stock dividends ...........................................................         (112)         (147)
                                                                                        ------------------------
   Proforma net income (loss) - applicable to common stock ..........................   $   (3,424)   $    1,240
                                                                                        ========================

Net income (loss) per share:
   Basic - as reported ..............................................................   $    (0.22)   $     0.11
   Basic - pro forma ................................................................        (0.22)         0.10
   Diluted - as reported ............................................................        (0.22)         0.06
   Diluted - pro forma ..............................................................        (0.22)         0.05

      The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2005 and 2004, respectively: dividend yield of 0% for both periods; expected volatility of 182% and 97%, risk-free interest rate of 4.1% and 2.6% for both periods, and expected life of two years for both periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the three months ended March 31, 2005 and 2004 was $1.88 and $0.92, respectively. A total of 40,290 stock options were granted during the three month period ended March 31, 2005.

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

      The Company amortizes the value of restricted stock grants evenly over the vesting periods, based upon the market value of the stock as of the date of the grant.

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

      At March 31, 2005 the Company had approximately $7 million of copper futures contracts representing 5 million pounds, outstanding as non-designated derivative investments. These contracts were entered into to hedge 5 million copper pounds of future finished goods inventory purchases, totaling approximately $12.5 million, scheduled for delivery during the last three quarters of 2005 at a pre-established price. These contracts were recorded at fair value at March 31, 2005 with any price fluctuations reflected in current earnings in the period ended March 31, 2005, which fluctuations were insignificant. There were no other derivatives outstanding at March 31, 2004.

      At December 31, 2004, the Company had approximately $9 million of copper futures contracts, representing 6 million copper pounds, outstanding as non-designated derivative instruments. These contracts were entered into to hedge 6 million copper pounds of copper rod inventory purchased in December 2004, for fabrication and sale in the first quarter of 2005. These contracts were recorded at fair value at December 31, 2004 with any price fluctuations reflected in current earnings in 2004 and were liquidated in the first quarter of 2005, when the underlying asset (i.e. inventory) was sold. The net loss recorded on the futures contracts when liquidated was minimal.

      The Company does not currently utilize any hedging instruments that would qualify for hedge accounting treatment. If such transactions were to arise, the Company would formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions.

2.    Inventories

      At March 31, 2005 and December 31, 2004, the components of inventories were as follows:

                                         March 31,     December 31,
                                           2005            2004
                                       ----------------------------
                                              (in thousands)

      Raw materials ................   $      4,464    $     15,169
      Work in process ..............          5,693           5,476
      Finished goods ...............         34,468          31,981
                                       ----------------------------
                                             44,625          52,626
      LIFO reserve .................        (20,980)        (22,209)
                                       ----------------------------
                                       $     23,645    $     30,417
                                       ============================

      The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at the same time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During the three months ended March 31, 2005, the Company recorded an estimated LIFO decrement of $2.3 million to cost of goods sold.

3.    Comprehensive income (loss)

      The components of comprehensive income (loss) for the three months ended March 31, 2005 and 2004 were as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                  2005            2004
                                                              ----------------------------
                                                                     (in thousands)
      Net income (loss) ...................................   $     (3,260)   $      1,475
      Change in unrealized losses on securities, net of tax             (4)            (60)
                                                              ----------------------------
      Comprehensive income (loss) .........................   $     (3,264)   $      1,415
                                                              ============================

4.    Restructuring and other charges

      During the three month periods ended March 31, 2005 and 2004, the Company recorded $1.1 and $1.7 million respectively, of restructuring and other charges. The first quarter 2005 charges consisted primarily of $0.8 million of employee related costs from the announced closing of Essex Electric's Anaheim, CA operation. Additional costs associated with the Anaheim closure, such as facility exit and transition costs, will be expensed as incurred during the remainder of 2005. The remaining restructuring charges incurred during the first quarter of 2005 were $0.3 million, consisting of cost related to the wind down of other Essex Electric facilities previously closed, idled warehouse space within existing distribution warehouses resulting from restructuring the business, and other miscellaneous expense related to the Company's restructuring.

      The following table illustrates the restructuring reserve and the 2005 related activities:

                                                                      December 31,                            March 31,
                                                                         2004       Charges      Payments       2005
                                                                         ----       -------      --------       ----
                                                                                          (in thousands)
      Employee related costs ......................................   $       --   $      800   $       --   $      800
      Facility exit costs .........................................           --          240          240           --
      Equipment and inventory relocation costs and other costs ....           --           29           29           --
                                                                      -------------------------------------------------
                                                                      $       --   $    1,069   $      269   $      800
                                                                      =================================================

5.    Revolving Credit Facility

      In connection with the Electrical Acquisition, Alpine Holdco entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and Service Company ("DNE Manufacturing") and DNE Technologies, Inc. ("DNE Technologies") as borrowers and DNE Systems as Credit party (such parties sometimes collectively are called "Companies") certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. The Revolving Credit Facility was last amended on February 28, 2005 to revise certain covenants for 2005.

      Effective concurrently with the consummation of the DNE Sale (see note 1) on July 29, 2004, the lenders released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications agreed to by the parties as a result of the DNE Sale and to establish revised financial and other covenant provisions.

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at March 31, 2005 and December 31, 2004 was 6.11% and 6.05%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at March 31, 2005. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cable Ltd.. The obligations under the Revolving Credit Facility are without recourse to Alpine.

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

      The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. The Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At March 31, 2005 and December 31, 2004, outstanding borrowings under the Revolving Credit Facility were $42.8 million and $40.3 million, respectively. At March 31, 2005 the Companies had $17.2 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders..

6.    Long-term debt

            At March 31, 2005 and December 31, 2004, long-term debt consists of the following:

                                                                               March 31,    December 31,
                                                                                 2005           2004
                                                                             ---------------------------
                                                                                     (in thousands)
      6% Junior Subordinated Notes, net of $1.0 and $1.1 million discount,
      respectively .......................................................   $      3,171   $      3,122
      Other ..............................................................             --            386
                                                                             ------------   ------------

                                                                                    3,171          3,508
      Less current portion of long-term debt .............................             --            386
                                                                             ------------   ------------

                                                                             $      3,171   $      3,122
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

      The "Other" debt caption represents a loan established in 1999 with Raytheon Aircraft Credit Corporation to finance the purchase of a 12.5% interest in an aircraft. The interest in this aircraft was sold during March 2005 and the associated loan was repaid.

7.    Series A Cumulative Convertible Preferred Stock

      On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock originally was convertible into shares of Alpine common stock (par value $0.10 per share (the "Common Stock")), at the option of the holder, at the rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company on August 24, 2004, the conversion rate increased to 743.01. Since the market price of the Common Stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The beneficial conversion feature was recorded as a dividend as of December 29, 2004 when the privately placed Series A Preferred Stock became convertible following the increase in authorized but unissued shares of Common Stock from 25 million to 50 million shares.

      On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Common Stock. Common stockholders were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of common stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded. Since the market price of the Common Stock on the date of issuance (November 10, 2003) was $0.92 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend since the shares were immediately convertible, offset with a credit to capital in excess of par. The Company may cause conversion of the Series A Preferred Stock into Common Stock if the Common Stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Common Stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

8.    Income (loss) per share

      The computation of basic and diluted income (loss) per share for the three months ended March 31, 2005 and 2004 is as follows:

                                                                        Three Months Ended March 31,
                                                                2005                                     2004
                                               -------------------------------------    -------------------------------------
                                                                           Weighted                    Weighted
                                                                           Average      Per Share      Average      Per Share
                                                Net Loss       Shares       Amount       Net Loss       Shares       Amount
                                               ----------    ----------   ----------    ----------    ----------   ----------
Basic earnings (loss) per share
Income (loss) from continuing operations ...   $   (3,260)       15,589   $    (0.21)   $      772        12,119   $     0.06
Adjustments:
    Preferred stock dividends ..............         (112)       15,589        (0.01)         (147)       12,119        (0.01)
                                               ----------                               ----------
Income (loss) attributable to common stock
   from continuing operations ..............   $   (3,372)       15,589   $    (0.22)   $      625        12,119   $     0.05

Income (loss) from discontinued operations .                                                   703        12,119         0.06
                                               ----------                 ----------    ----------                 ----------
Net income (loss) applicable to common
   stock per basic common share ............   $   (3,372)       15,589   $    (0.22)   $    1,328        12,119   $     0.11
                                               ==========                 ==========    ==========                 ==========

Diluted earnings (loss) per share
Income (loss) from continuing
    operations  -Basic .....................   $   (3,260)       15,589   $    (0.21)   $      772        12,119   $     0.06
Effect of dilutive securities:
    Restricted stock plans..................                                                                 351
    Stock option plans......................                                                                 486
    Convertible preferred stock.............                                                    --        12,616
Adjustments:
    Preferred stock dividends...............         (112)                     (0.01)
                                               ----------                               ------------------------
Income (loss) attributable to common stock
   from continuing operations ..............   $   (3,372)       15,589   $    (0.22)   $      772        25,572   $     0.03

Income (loss) from discontinued operations .           --        15,589           --           703        25,572         0.03
                                               ----------                 ----------    ----------                 ----------

Net income (loss) applicable to common
   stock per basic common share ............   $   (3,372)       15,589   $    (0.22)   $    1,475        25,572   $     0.06
                                               ==========                 ==========    ==========                 ==========

      The Company has excluded the assumed conversion of all stock options (1.5 million) and restricted stock grants (0.9 million) from the Company's earnings per share calculation for the three month period ended March 31, 2005, as the impact would be anti-dilutive due to the loss from continuing operations for that period. Diluted earnings per share for the three month period ended March 31, 2004 excludes the effect of 0.2 million stock options and 0.3 million restricted stock grants that may be exercised in the future, because such effect would be anti-dilutive. The warrant issued in connection with the Electrical Acquisition has not been included in the computation of diluted income (loss) per share for the three month periods ended March 31, 2005 and 2004, as the impact would be anti-dilutive.

9.    Business segments

      The Company's reportable segments prior to second quarter 2004 consisted of electrical wire (Alpine's 84% owned subsidiary, Essex Electric) and communications and electronic products (DNE). During the second quarter 2004, we classified the communications and electronic products segment as discontinued operations and the business was sold during the third quarter of 2004. See Note 1 for additional information about the Company's discontinued operations. Subsequent to the DNE Sale the Company has only one business segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Alpine Group, Inc. (together with its majority owned subsidiaries "Alpine" or the "Company" unless the context otherwise requires) is a holding company which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. ("Essex Electric"), its 84% owned subsidiary engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd., the largest Israeli based producer of wire and cable products.

      On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired the electrical wire business assets now operated as Essex Electric, and DNE Systems, Inc. ("DNE Systems") from Superior TeleCom Inc. ("Superior") as well as all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together own approximately 47% of Superior Cables Ltd., the largest Israeli - based producer of wire and cable products, which we sometimes refer to as "Superior Israel". The purchase included the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. In January 2005, Alpine Holdco purchased an additional 1,792 newly issued shares of Essex Electric common stock for $5.0 million and Superior purchased 445 newly issued shares of Essex Electric common stock for an aggregate purchase price of $1.2 million. Following the aforementioned investments, Alpine Holdco and Superior owned 84.2% and 15.8% of Essex Electric, respectively. The Company recorded a loss on sale of subsidiary stock of approximately $0.9 million in January 2005 related to the investment by Superior. In addition, the Company decreased the value of the Warrant by $0.4 million due to the dilution of the additional 2,237 shares issued during January 2005. Superior's Warrant to purchase 199 shares of the capital stock of Essex Electric together with Superior's current ownership of 614 shares of common stock of Essex Electric represent 19.9% of fully diluted capital stock of Essex Electric. On June 18, 2004, Alpine entered into an agreement to sell DNE Systems. The transaction closed on July 29, 2004. Accordingly, DNE Systems has been accounted for and classified as a discontinued operation in the financial statements filed herein. See note 1 for a description of this transaction.

Impact of Copper Price Fluctuations on Operating Results

      Copper is one of the principal raw materials used by the Company. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, the cost of copper has not had a material impact on profitability as the Company, in most cases, has the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped. However, in the first quarter of 2005 because of a more competitive pricing environment in the building wire market, reduced demand, uncertainty accompanying the volatility of market copper prices and increased raw material costs for non-copper products, average unit selling prices did not increase as much as needed to offset the higher copper prices and non-copper raw material costs. Since the selling price to the customer is one all-inclusive price and copper is not priced separately, it is not possible to quantify the impact of copper and other non-copper raw material price fluctuations on selling prices relative to the overall selling price of the product.

Results of Operations--Three Month Period Ended March 31, 2005 as Compared to the Three Month period Ended March 31, 2004

      Consolidated sales for the three month period ended March 31, 2005 were $89.8 million, an increase of 9.6% compared to sales of $81.9 million for the three month period ended March 31, 2004. The comparative sales increase was due to increased shipments of electrical wire by Essex Electric at moderately higher average selling prices. Although average selling prices increased moderately in the first quarter of 2005 compared to the first quarter of 2004, average copper prices increased 19% for the comparable time periods. The higher copper prices were not fully recoverable because of increased competitive pressures in the building wire markets.

      Gross profit for the three month period ended March 31, 2005 was $1.9 million (a gross margin of 2.1% of sales), a decrease of $8.3 million as compared to gross profit of $10.2 million (a gross margin of 12.4% of sales) for the three month period ended March 31, 2004. The decreased margin is due primarily to a more competitive pricing environment, reduced demand and uncertainty accompanying the volatility of market copper prices. In addition, polyvinyl chloride (PVC) resin and nylon costs increased approximately 30% and 50%, respectively, in the first quarter of 2005 compared with the first quarter of 2004 due primarily to higher oil prices. These increased costs were not passed on in higher selling prices, due to the aforementioned competitive pricing pressures and were only partially offset by cost, productivity and efficiency improvements.

      Selling, general and administrative expense for the three month period ended March 31, 2005 was $5.5 million, (a decrease of 9.3%), as compared to $6.1 million for the three months ended March 31, 2004. The decrease is due primarily to reduced amortization of deferred stock compensation and variable stock option expense, reduced operating costs and commission expense.

      Restructuring and other charges at Essex Electric of $1.1 million for the three month period ended March 31, 2005 consisted primarily of severance and other employee related costs associated with the announced closure of Essex Electric's Anaheim, California operation ($0.8 million) and other restructuring related costs.

      The Company's operating loss for the three month period ended March 31, 2005 was $4.7 compared to operating income of $2.4 million for the comparable 2004 period, due primarily to the comparative decline in prices and increased non-copper raw material costs.

      Interest expense for the three month period ended March 31, 2005 was $0.9 million, an increase of $0.3 million from the same prior year period. Average borrowings increased $17.5 million in the first quarter of 2005 compared to the first quarter of 2004, due primarily to the impact of higher copper prices on working capital.

      The effective tax rate for the first quarter of 2005 was 36.4% compared to 44.8% for the first quarter of 2004. The decrease in the effective rate was due primarily to the impact of certain permanent tax expense items on the pre-tax loss position for the first quarter of 2005 versus the pre-tax income position for the first quarter of 2004.

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

      The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Revolving Credit Facility"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and DNE Technologies as borrowers and DNE Systems as credit party (such parties sometimes collectively are called the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition, approximately $78 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility was amended on November 10, 2004 and was last amended on February 28, 2005 to revise certain covenants for 2005.

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at March 31, 2005 and December 31, 2004 was 6.11% and 6.05%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to 0.75% of the maximum committed amount. The Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At March 31, 2005 and December 31, 2004, outstanding borrowings under the Revolving Credit Facility were $42.8 million and $40.2 million, respectively. At March 31, 2005 the Companies had $17.2 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

      Effective concurrently with the consummation of the DNE Sale (see note 1) on July 29, 2004, the lenders, released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications approved by the parties as a result of the DNE Sale and to establish revised financial and other covenant levels.

      Alpine believes that existing cash and cash equivalents, cash provided by operations and working capital management of its Essex Electric subsidiary together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies through 2005. Alpine estimates that Alpine Holdco capital expenditures for 2005 will be approximately $5 million. Alpine Holdco has implemented restructuring initiatives at its Essex Electric subsidiary to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in nonrecurring cash expenses of approximately $2.5 to $3.0 million during 2005. Alpine believes that Alpine Holdco will be in compliance with the financial covenants provided in the Revolving Credit Facility. However, the persistence of negative market pricing conditions experienced during the first quarter of 2005 may require Alpine Holdco to seek additional amendments in or waivers of certain financial covenants to remain in compliance under the Revolving Credit Facility.

Alpine Corporate

      On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock, $0.10 par value per share (the "Common Stock") exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. Accordingly, there are no principal payments due in 2005. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants. During the three month periods ended March 31, 2005 and 2004, there were no note redemptions.

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

      On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of Common Stock and a special dividend of $103.65 per share on its Series A Preferred Stock to shareholders of record on September 14, 2004 (the "Record Date"). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company, the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company established, but did not yet pay, a total deemed dividend of $0.9 million, $0.6 million of which was recorded to compensation expense during 2004. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

      During the three month period ended March 31, 2005, 545 shares of Series A Preferred Stock were converted into approximately 0.4 million shares of Common Stock.

      As of March 31, 2005, Alpine had unrestricted cash, cash equivalents and marketable securities of approximately $26.4 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which (effective January 1, 2004) was increased from $1.0 million to $1.8 million, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

      During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company's investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized benefits. At March 31, 2005, the Company has reserved $16.7 of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk primarily relates to interest rates and copper futures used to minimize the price risk associated with copper prices. The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years.

      At March 31, 2005 the Company had approximately $7 million of copper futures contracts representing 5 million pounds, outstanding as non-designated derivative investments. These contracts were entered into to hedge 5 million copper pounds of future finished goods inventory purchases, totaling approximately $12.5 million, scheduled for delivery during the last three quarters of 2005 at a pre-established price. These contracts were recorded at fair value at March 31, 2005 with any price fluctuations reflected in current earnings in the period ended March 31, 2005, which fluctuations were insignificant.

      At December 31, 2004, the Company had approximately $9 million of copper futures contracts, representing 6 million copper pounds, outstanding as non-designated derivative instruments. These contracts were entered into to hedge 6 million pounds of copper rod inventory purchased in December 2004, for fabrication and sale in the first quarter of 2005. These contracts were recorded at fair value at December 31, 2004 with any price fluctuations reflected in current earnings in 2004, and were liquidated in the first quarter of 2005, when the underlying asset (i.e. inventory) was sold.

      Besides copper, other major raw materials used in Essex Electric's manufacture of electrical wire include plastics such as polyethylene and polyvinyl chloride (PVC), as well as nylon. These products, while not traded as commodities themselves, are often times influenced by fluctuations in oil prices, as they are oil-based. Historically, these costs have been largely recovered in pricing to customers, since others in the industry are subject to similar price fluctuations. However, since these costs are not priced separately to the customer there can be no assurance that increases in such costs can be fully recovered in pricing to the customer. The Company does not enter into any futures trading or other hedge activities in an attempt to hedge such cost fluctuations.

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

                                        THE ALPINE GROUP, INC.
Date: May 13, 2005                      By:
                                                /s/ David A. Owen
                                                  David A. Owen
                                             Chief Financial Officer
                                     (duly authorized officer and principal
                                        financial and accounting officer)