Form 10-Q
period 2005-06-30
ALPINE GROUP INC /DE/
filed 2005-08-11
CIK 4164

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

                  For the Quarterly Period Ended June 30, 2005

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                              Outstanding at July 29, 2005

      Common Stock, $.10 Par Value                           15,959,981


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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                             June 30,      December 31,
                                                                               2005            2004
                                                                           ------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ............................................   $      1,756    $        611
  Marketable securities, at fair value .................................         23,136          35,827
  Accounts receivable (less allowance for doubtful accounts of $126
    and $387 at June 30, 2005 and December 31, 2004, respectively) .....         50,979          41,091
  Inventories, net (Note 2) ............................................         22,057          30,417
  Other current assets (Note 1) ........................................          5,824           4,992
                                                                           ------------    ------------
      Total current assets .............................................        103,752         112,938
Property, plant and equipment, net .....................................         17,747          16,927
Deferred income taxes ..................................................            557             264
Other long-term assets .................................................          2,849           2,658
                                                                           ------------    ------------
      Total assets .....................................................   $    124,905    $    132,787
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility (Note 5) ...................................   $     38,749    $     40,250
  Current portion of long-term debt (Note 6) ...........................             --             386
  Accounts payable .....................................................         19,403          14,010
  Accrued expenses .....................................................          9,758          11,054
  Deferred income taxes and income taxes payable .......................          6,012          13,429
                                                                           ------------    ------------
      Total current liabilities ........................................         73,922          79,129

Long-term debt, less current portion (Note 6) ..........................          3,219           3,122
Other long-term liabilities ............................................         18,361          17,842
Warrant ................................................................            561             936
Minority interest in subsidiary ........................................          3,804           2,218
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued; 14,107 and 14,697 outstanding at June 30, 2005 and
  December 31, 2004, respectively) (Note 7) ............................          5,321           5,545

Stockholders' equity:
  9% cumulative convertible preferred stock at liquidation value .......            177             177
  Common stock, $.10 par value; (50,000,000 authorized; and 25,108,427 and 24,670,054 shares issued at June 30, 2005 and December 31, 2004,
    respectively) ......................................................          2,511           2,467
  Capital in excess of par value .......................................        168,721         168,446
  Accumulated other comprehensive income (loss) ........................            164             (20)
  Accumulated deficit ..................................................        (57,802)        (52,955)
  Treasury stock, at cost (10,911,711 and 10,929,985 shares at June 30,
    2005 and December 31, 2004, respectively) ..........................        (93,674)        (93,705)
  Receivable from stockholders .........................................           (380)           (415)
                                                                           ------------    ------------
    Total stockholders' equity .........................................         19,717          23,995
                                                                           ------------    ------------
      Total liabilities and stockholders' equity .......................   $    124,905    $    132,787
                                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                         Three Months
                                                                            Ended
                                                                           June 30,
                                                                     ---------------------
                                                                        2005        2004
                                                                     ---------   ---------
Net sales ........................................................   $  97,811   $  76,678
Cost of goods sold ...............................................      92,421      70,100
                                                                     ---------   ---------
  Gross profit ...................................................       5,390       6,578
Selling, general and administrative expenses .....................       5,594       6,042
Restructuring and other charges ..................................         819       1,158
                                                                     ---------   ---------
  Operating loss .................................................      (1,023)       (622)
Interest expense .................................................        (978)       (673)
Other income net .................................................         166         228
                                                                     ---------   ---------
  Loss before income taxes, minority interest and discontinued
    operations ...................................................      (1,835)     (1,067)
Income tax benefit ...............................................         329         327
                                                                     ---------   ---------
  Loss before minority interest and discontinued operations ......      (1,506)       (740)
Minority interest in (income) loss of subsidiary .................         142          (6)
                                                                     ---------   ---------
Loss from continuing operations ..................................      (1,364)       (746)
Income from discontinued operations, net of taxes ................          --         892
                                                                     ---------   ---------
Net income (loss) ................................................      (1,364)        146
Preferred stock dividends ........................................        (111)       (139)
                                                                     ---------   ---------
  Net  income (loss) applicable to common stock ..................   $  (1,475)  $       7
                                                                     =========   =========

Net income (loss) per share of common stock:
  Basic and diluted:
    Loss from continuing operations applicable to common stock ...   $   (0.09)  $    0.07
    Income from discontinued operations ..........................          --        0.07
                                                                     ---------   ---------
    Net income (loss) per basic and diluted share of common stock    $   (0.09)  $    0.00
                                                                     =========   =========
Weighted average shares outstanding (basic and diluted)                 15,821      12,815
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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                      2005         2004
                                                                                   ----------------------
Net sales ......................................................................   $ 187,644    $ 158,019
Cost of goods sold .............................................................     180,337      141,253
                                                                                   ---------    ---------
  Gross profit .................................................................       7,307       16,766
Selling, general and administrative expenses ...................................      11,091       12,105
Restructuring and other charges ................................................       1,888        2,906
                                                                                   ---------    ---------
  Operating income (loss) ......................................................      (5,672)       1,755
Interest expense ...............................................................      (1,920)      (1,285)
Other income (expense), net ....................................................         (89)         145
                                                                                   ---------    ---------
  Income (loss) before income taxes, minority interest and .....................      (7,681)         615
    discontinued operations
Income tax (provision) benefit .................................................       2,456         (425)
                                                                                   ---------    ---------
  Income (loss) before minority interest and discontinued
    operations .................................................................      (5,225)         190
Minority interest in  (income) loss of subsidiary ..............................         601         (163)
                                                                                   ---------    ---------

   Income (loss) from continuing operations ....................................      (4,624)          27
Income from discontinued operations, net of taxes ..............................          --        1,595
                                                                                   ---------    ---------
Net income (loss) ..............................................................      (4,624)       1,622
Preferred stock dividends ......................................................        (223)        (287)
                                                                                   ---------    ---------
  Net income (loss) applicable to common stock .................................   $  (4,847)   $   1,335
                                                                                   =========    =========


Net income (loss) per share of common stock:
   Basic and diluted:
    Income (loss) from continuing operations applicable to common stock            $   (0.31)   $   (0.02)
    Income from discontinued operations ........................................          --         0.13
                                                                                   ---------    ---------
    Net income (loss) per basic and diluted share of common stock ..............   $   (0.31)   $    0.11
                                                                                   =========    =========
Weighted average shares outstanding (basic and diluted) ........................      15,705       12,467
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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (unaudited)


                                                                             Six Months Ended
                                                                               June 30, 2005
                                                                       ----------------------------
                                                                          Shares          Amount
                                                                       ----------------------------
9% cumulative convertible preferred stock:
  Balance at beginning of period ...................................            177    $        177
                                                                       ------------    ------------
    Balance at end of period .......................................            177             177
                                                                       ------------    ------------

Common stock:
  Balance at beginning of period ...................................     24,670,054           2,467
  Shares issued pursuant to Series A Preferred Stock conversion ....        438,373              44
                                                                       ------------    ------------
    Balance at end of period .......................................     25,108,427           2,511
                                                                       ------------    ------------

Capital in excess of par value:
  Balance at beginning of period ...................................                        168,446
  Compensation expense related to restricted stock and certain stock
    options, less vested shares released from Treasury .............                             95
  Shares issued pursuant to Series A Preferred Stock conversion ....                            180
                                                                                       ------------
    Balance at end of period .......................................                        168,721
                                                                                       ------------
Accumulated other comprehensive loss:
  Balance at beginning of period ...................................                            (20)
  Change in unrealized gains (losses) on securities, net of tax ....                            184
                                                                                       ------------
    Balance at end of period .......................................                            164
                                                                                       ------------
Accumulated deficit:
  Balance at beginning of period ...................................                        (52,955)
  Net loss .........................................................                         (4,624)
  Dividends on preferred stock .....................................                           (223)
                                                                                       ------------
    Balance at end of period .......................................                        (57,802)
                                                                                       ------------
Treasury stock:
  Balance at beginning of period ...................................    (10,929,985)        (93,705)
  Stock options and grants .........................................         26,243              47
  Reverse forward stock split ......................................         (7,969)            (16)
                                                                       ------------    ------------
    Balance at end of period .......................................    (10,911,711)        (93,674)
                                                                       ------------    ------------
Receivable from stockholders:
  Balance at beginning of period ...................................                           (415)
  Forgiveness of officer loans .....................................                             35
                                                                                       ------------
    Balance at end of period .......................................                           (380)
                                                                                       ------------
Total stockholders' equity .........................................                   $     19,717
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

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Six Months Ended
                                                                               June 30,
                                                                       ---------------------
                                                                           2005        2004
                                                                       ---------------------
Cash flows from operating activities:
  Net income (loss) ................................................   $  (4,624)  $   1,622
  Adjustments to reconcile net income (loss) to cash used for operating activities:
    Depreciation ...................................................         662         580
    Amortization of deferred debt issuance costs and accretion of
      debt discount ................................................         291         296
    Compensation expense related to stock options and grants .......         178       1,278
    (Gain) loss on sale of fixed assets and subsidiary stock .......         680        (274)
    Minority interest in income (loss) of subsidiary ...............        (601)        163
    Increase (decrease) in fair value of warrant ...................        (375)        250
    Change in certain assets and liabilities:
      Accounts receivable, net .....................................      (9,888)    (11,268)
      Inventories, net .............................................       8,360       2,721
      Other current and non-current assets .........................         497        (363)
      Accounts payable and accrued expenses ........................       4,101      (7,226)
      Current and deferred taxes ...................................      (7,834)        162
      Other, net ...................................................         544        (337)
                                                                       ---------   ---------
Cash flows used for operating activities ...........................      (8,009)    (12,396)
                                                                       ---------   ---------
Cash flows from investing activities:
  Capital expenditures .............................................      (1,975)     (2,905)
  Proceeds from sale of assets .....................................       1,028         681
  Proceeds from sale of investments ................................      14,102       1,349
  Purchase of marketable securities ................................      (2,362)         --
  Loan to affiliate (Note 1) .......................................        (753)         --
                                                                       ---------   ---------
Cash flows provided by (used for) investing activities .............      10,040        (875)
                                                                       ---------   ---------
Cash flows from financing activities:
  Borrowings under revolving credit facilities, net ................      (1,501)     14,491
  Repayments of long-term borrowings ...............................        (386)       (440)
  Proceeds from sale of minority interest investment in subsidiary .       1,241          --
  Other, net .......................................................        (240)       (341)
                                                                       ---------   ---------
Cash flows provided by (used for) financing activities .............        (886)     13,710
                                                                       ---------   ---------
Net increase in cash and cash equivalents ..........................       1,145         439
Cash and cash equivalents at beginning of period ...................         611         465
                                                                       ---------   ---------
Cash and cash equivalents at end of period .........................   $   1,756   $     904
                                                                       =========   =========

Supplemental disclosures:
  Cash paid for interest ...........................................   $   1,523   $     920

  Cash paid for income taxes, net ..................................   $   5,008   $   1,379

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     THE ALPINE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (unaudited)

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

      Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. ("Essex Electric"), its 84% owned subsidiary engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd. ("Superior Israel"), the largest Israeli based producer of wire and cable products.

      On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior TeleCom Inc., now known as Superior Essex Inc. ("Superior"): (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% (at that time) of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant to Superior to purchase 199 shares of the common stock of Essex Electric. The warrant is recorded as a liability in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis, with $0.4 million of income and $0.3 million of expense recorded in other income (expense) for the six months ended June 30, 2005 and 2004, respectively. The warrant is only exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

      On July 29, 2004 the Company sold DNE Systems, its wholly-owned defense electronics subsidiary, to a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company for a purchase price of $40 million in cash (the "DNE Sale"). As a result of the DNE Sale a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004 and DNE Systems results of operations for the three and six month periods ended June 30, 2004 are presented as discontinued operations.

      Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine's 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate's growth and working capital, particularly in the United States. As of June 30, 2005, $0.8 million was advanced, total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

      Reclassification

      Certain prior period amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation.

      Marketable securities

      Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders' equity or income net of related income taxes, respectively. All of the Company's investment securities were classified as available for sale at December 31, 2004. During the quarter ended June 30, 2005, $0.5 million of securities were classified as held to maturity as the Company intends to hold these investments to maturity. Since such maturity date is beyond one year from the date of the consolidated balance sheet these securities are classified as long-term assets as of June 30, 2005. Since these securities were previously classified as available for sale, the Company had recorded a $60K unrealized loss to other comprehensive income that is being amortized over the life of the securities. All other securities held as of June 30, 2005 have been classified as available for sale.

      The following table shows the unrealized gains (losses) and fair value of the Company's investments, which are classified as available for sale, aggregated by investment category as of June 30, 2005:

                                 Cost       Unrealized   Unrealized       Fair
Description of Securities        Basis        Gains        Losses*        Value
-------------------------      ----------   ----------   ----------    ----------
Marketable equity securities   $    7,762   $      302   $     (145)   $    7,919
Money market funds                  2,204                                   2,204
Municipal bonds and notes           5,350                                   5,350
Mutual funds                        7,194          235          (16)        7,413
Preferred securities                  250                                     250
                               ----------   ----------   ----------    ----------
   Total                       $   22,760   $      537   $     (161)   $   23,136
                               ==========   ==========   ==========    ==========

* None of the gross unrealized losses have been in that position in excess of 12 months.

      The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of equity securities due to fluctuations in the stock market. Alpine has reviewed its securities in a loss position and in management's opinion the recorded gross unrealized losses on its short-term investments at June 30, 2005 are temporary in nature. Alpine reviews its investment portfolio quarterly, to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether or not a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Alpine's ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

      In January 2005, Alpine Holdco purchased 1,792 shares of Essex Electric common stock for a cash purchase price of $5.0 million and Superior purchased 445 shares of Essex Electric common stock for a cash purchase price of $1.2 million resulting in Alpine Holdco and Superior owning 84.2% and 15.8% of Essex Electric, respectively. In accordance with accounting principles generally accepted in the United States of America, the Company accounted for the sale of stock of Essex Electric as a loss on sale of subsidiary stock of approximately $0.9 million and decreased the value of the warrant held by Superior to purchase 199 shares of Essex Electric common stock by $0.4 million due to the dilutive impact of the additional 2,237 shares issued.

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

                                                                      Three Months Ended
                                                                           June 30,
                                                                     --------------------
                                                                        2005      2004
                                                                     --------------------
                                                                        (in thousands,
                                                                       except per share
                                                                           amounts)
Net income (loss), as reported ...................................   $  (1,364) $     146
Add stock-based employee compensation expense included in
  reported net income (loss), net of tax .........................          22        541
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .....................................         (70)      (630)
                                                                     ---------  ---------
Pro forma net income (loss) ......................................      (1,412)        57

Preferred stock dividends ........................................        (111)      (139)
                                                                     ---------  ---------
  Proforma net loss - applicable to common stock .................      (1,523) $     (82)
                                                                     =========  =========

Net income (loss) per share:
  Basic and diluted - as reported ................................   $   (0.09) $    0.00
  Basic and diluted - pro forma ..................................   $   (0.10) $   (0.01)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     --------------------
                                                                        2005      2004
                                                                     --------------------
                                                                        (in thousands,
                                                                       except per share
                                                                           amounts)
Net income (loss), as reported ...................................   $  (4,624) $   1,622
Add stock-based employee compensation expense included in
  reported net income (loss), net of tax .........................          92        829
Deduct total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .....................................        (192)    (1,006)
                                                                     ---------  ---------
Pro forma net income (loss) ......................................      (4,724)     1,445

Preferred stock dividends ........................................        (223)      (287)
                                                                     ---------  ---------
  Proforma net loss - applicable to common stock .................   $  (4,947) $   1,158
                                                                     =========  =========

Net income (loss) per share:
  Basic and diluted - as reported ................................   $   (0.31) $    0.11
  Basic and diluted - pro forma ..................................   $   (0.32) $    0.09

      The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended June 30, 2005 and 2004, respectively: dividend yield of 0% for both periods; expected volatility of 174% and 117%, risk-free interest rate of 4.3% and 3.7%, and expected life of two years for both periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the six months ended June 30, 2005 and 2004 was $1.86 and $1.06, respectively. A total of 51,396 stock options were granted and 36,334 cancelled during the six month period ended June 30, 2005.

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

      During March 2005, the Company entered into copper future contracts with a market value of approximately $7 million which were entered into to hedge 5 million pounds of futures finished goods inventory purchases scheduled for delivery during the last three quarters of 2005 at a pre-established price. At June 30, 2005, approximately $2.9 million of net copper futures contracts, representing 2.1 million pounds of copper, remained outstanding as non-designated derivative instruments to hedge 2.4 million copper pounds of future finished goods inventory purchases that remained and were scheduled for delivery during the last half of 2005. These contracts were recorded at fair value at June 30, 2005, which resulted in recording a net unrealized loss of $0.2 million.

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

2. Inventories

      At June 30, 2005 and December 31, 2004, the components of inventories were as follows:

                                                      June 30,      December 31,
                                                        2005            2004
                                                   -----------------------------
                                                           (in thousands)

Raw materials ..........................           $   2,440          $  15,169
Work in process ........................               4,724              5,476
Finished goods .........................              36,224             31,981
                                                   ---------          ---------
                                                      43,388             52,626
LIFO reserve ...........................             (21,331)           (22,209)
                                                   ---------          ---------
                                                   $  22,057          $  30,417
                                                   =========          =========

      The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs as of that time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During the three and six months ended June 30, 2005, the Company recorded an estimated LIFO decrement of $2.2 and $4.4 million, respectively to cost of goods sold.

3. Comprehensive income (loss)

      The components of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                           Three Months Ended
                                                                 June 30,
                                                          --------------------
                                                             2005       2004
                                                          --------------------
                                                              (in thousands)

Net income (loss) ....................................... $  (1,364) $     146
Change in unrealized losses on securities, net
  of tax ................................................       188        (34)
                                                          ---------  ---------
Comprehensive income (loss) ............................. $  (1,176) $     112
                                                          =========  =========


                                                             Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                             2005       2004
                                                          --------------------
                                                              (in thousands)

Net income (loss) ....................................... $  (4,624) $   1,622
Change in unrealized losses on securities, net
  of tax ................................................       184        (94)
                                                          ---------  ---------
Comprehensive income (loss) ............................. $  (4,440) $   1,528
                                                          =========  =========

4. Restructuring and other charges

      During the six month periods ended June 30, 2005 and 2004, the Company recorded $1.9 and $2.9 million respectively, of restructuring and other charges. The first quarter 2005 charges consisted primarily of $0.8 million of employee related costs in connection with the closing of Essex Electric's Anaheim, CA manufacturing facility. The second quarter 2005 charges consisted primarily of other costs associated with the Anaheim closure, including facility exit and transition costs, totaling $0.6 million, and costs to relocate inventory and equipment. The remaining restructuring charges incurred during 2005 were $0.4 million, consisting of cost related to the wind down of other Essex Electric facilities previously closed, idled warehouse space within existing distribution warehouses resulting from restructuring the business, and other miscellaneous expense related to the Company's restructuring.

      The following table illustrates the restructuring reserve and the 2005 related activities:


                                            December 31,                         June 30,
                                                2004       Charges    Payments     2005
                                           -------------   --------   --------   --------
                                                           (in thousands)
Employee related costs .................   $          --   $    800   $    356   $    444
Facility exit costs ....................              --      1,035      1,035         --
Equipment and inventory relocation costs
  and other costs ......................              --         53         53         --
                                           -------------   --------   --------   --------
                                           $          --   $  1,888   $  1,444   $    444
                                           =============   ========   ========   ========

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

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at June 30, 2005 and December 31, 2004 was 6.63% and 6.05%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at June 30, 2005. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd.. The obligations under the Revolving Credit Facility are without recourse to Alpine.

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

      The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to an annual rate of 0.75% of the original maximum committed amount for the remaining term of the Revolving Credit Facility. The Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At June 30, 2005 and December 31, 2004, outstanding borrowings under the Revolving Credit Facility were $38.7 million and $40.3 million, respectively. At June 30, 2005 the Companies had $23.5 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders..

6. Long-term debt

      At June 30, 2005 and December 31, 2004, long-term debt consists of the following:

                                                                June 30,     December 31,
                                                                  2005           2004
                                                             -------------   -------------
                                                                    (in thousands)
6% Junior Subordinated Notes, net of $1.0 and $1.1
million discount, respectively ...........................   $       3,219   $       3,122
Other ....................................................              --             386
                                                             -------------   -------------
                                                                     3,219           3,508
Less current portion of long-term debt ...................              --             386
                                                             -------------   -------------
                                                             $       3,219   $       3,122
                                                             =============   =============

      On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock (par value $.10 per share, the "Common Stock") exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants.

      The "Other" debt caption represents a loan established in 1999 with Raytheon Aircraft Credit Corporation to finance the purchase of a 12.5% interest in an aircraft. The interest in this aircraft was sold during March 2005 and the associated loan was repaid.

7. Series A Cumulative Convertible Preferred Stock

      On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock originally was convertible into shares of Alpine Common Stock, at the option of the holder, at the conversion rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company on August 24, 2004, the conversion rate increased to 743.01. Since the market price of the Common Stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The beneficial conversion feature was recorded as a dividend as of December 29, 2004 when the privately placed Series A Preferred Stock became convertible following the increase in authorized but unissued shares of Common Stock from 25 million to 50 million shares.

      On November 10, 2003, the Company completed the sale of 9,977 shares of Series A Preferred Stock pursuant to a rights offering to holders of the Common Stock. Common stockholders were offered a right to purchase one share of Series A Preferred Stock at a price of $380 per share for each 500 shares of Common Stock held on September 29, 2003. The terms of the Series A Preferred Stock are the same as that purchased by the officers and directors in the private placement discussed above. Total proceeds received from the sale were $3.8 million. The recording of dividends, if any, on the Series A Preferred Stock will reduce the Company's earnings per share in the period recorded. Since the market price of the Common Stock on the date of issuance (November 10, 2003) was $0.92 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $2.6 million was recorded. This was recorded as a dividend, since the shares were immediately convertible, offset with a credit to capital in excess of par. The Company may cause conversion of the Series A Preferred Stock into Common Stock if the Common Stock is then listed on the New York Stock Exchange or the American Stock Exchange or is traded on the Nasdaq National Market System and the average closing price of a share of the Common Stock for any 20 consecutive trading days equals or exceeds 300% of the conversion price then in effect. The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three year period commencing on December 31, 2009 at the liquidation value of $380 per share, plus accrued and unpaid dividends. Additionally, if the Company experiences a change in control it will, subject to certain limitations, offer to redeem the Series A Preferred Stock at a cash price of $380 per share plus (i) accrued and unpaid dividends and (ii) if the change of control occurs prior to December 31, 2007, all dividends that would be payable from the redemption date through December 31, 2007.

      There were 45 and 590 Series A Preferred Stock shares converted into 33,435 and 438,373 shares of Common Stock for the three and six month periods ended June 30, 2005, respectively.

8. Income (loss) per share

      The computation of basic and diluted income (loss) per share for the three months ended June 30, 2005 and 2004 is as follows:

                                                                           Three Months Ended June 30,
                                                     ----------------------------------------------------------------------
                                                                    2005                                2004
                                                     ----------------------------------  ----------------------------------
                                                     Net Loss      Weighted   Per Share  Net Income  Weighted    Per Share
                                                                    Average     Amount     (loss)     Average     Amount
                                                                    Shares                            Shares
                                                      -------       ------     --------   -------     ------      --------
Basic and diluted earnings (loss) per share
-------------------------------------------
Loss from continuing operations .................     $(1,364)      15,821     $  (0.08)  $  (746)      12,815     $  (0.06)
Adjustments:
    Preferred stock dividends ...................        (111)      15,821        (0.01)     (139)      12,815        (0.01)
                                                      -------                  --------   -------                  --------

Loss attributable to common stock from continuing
    operations ..................................     $(1,475)      15,821     $  (0.09)  $  (885)      12,815     $  (0.07)

Income from discontinued operations .............                                             892       12,815         0.07
                                                      -------                  --------   -------                  --------

Net income (loss) applicable to common stock per
    basic common share ..........................     $(1,475)      15,821     $  (0.09)  $     7       12,815     $   0.00
                                                      =======                  ========   =======                  ========

      The computation of basic and diluted income (loss) per share for the six months ended June 30, 2005 and 2004 is as follows:

                                                                            Six Months Ended June 30,
                                                     ----------------------------------------------------------------------
                                                                    2005                                2004
                                                     ----------------------------------  ----------------------------------
                                                     Net Loss      Weighted   Per Share  Net Income  Weighted    Per Share
                                                                    Average     Amount     (loss)     Average     Amount
                                                                    Shares                            Shares
                                                      -------       ------     --------   -------     ------      --------
Basic and diluted earnings (loss) per share
-------------------------------------------
Income (loss) from continuing operations ........     $(4,624)      15,705     $  (0.29)  $    27       12,467     $  (0.00)
Adjustments:
    Preferred stock dividends ...................        (223)      15,705        (0.02)     (287)      12,467        (0.02)
                                                      -------                  --------   -------                  --------

Loss attributable to common stock from continuing
    operations ..................................     $(4,847)      15,705     $  (0.31)  $  (260)      12,467     $  (0.02)

Income from discontinued operations .............                                           1,595       12,467         0.13
                                                      -------                  --------   -------                  --------

Net income (loss) applicable to common stock per
    basic common share ..........................     $(4,847)      15,705     $  (0.31)  $ 1,335       12,467     $   0.11
                                                      =======                  ========   =======                  ========

      The Company has excluded the assumed conversion of all stock options (1.5 million) and restricted stock grants (0.8 million) from the Company's earnings per share calculation for the three and six month periods ended June 30, 2005 and the assumed conversion of all stock options (2.0 million) and restricted stock grants (0.8 million) from the Company's earnings per share calculation for the three and six month periods ended June 30, 2004, as the impact would be anti-dilutive due to the loss from continuing operations for those periods. The warrant issued in connection with the Electrical Acquisition has not been included in the computation of diluted income (loss) per share for all periods presented, as the impact would be anti-dilutive.

9. Business segments

      The Company's reportable segments prior to second quarter 2004 consisted of electrical wire (Alpine's 84% owned subsidiary, Essex Electric) and communications and electronic products (DNE Systems). During the second quarter 2004, we classified the communications and electronic products segment as discontinued operations and the business was sold during the third quarter of 2004. See Note 1 for additional information about the Company's discontinued operations. Subsequent to the DNE Sale the Company has only one business segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Alpine Group, Inc. (together with its majority owned subsidiaries "Alpine" or the "Company" unless the context otherwise requires) is a holding company which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. ("Essex Electric"), its 84% owned subsidiary engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd., the largest Israeli - based producer of wire and cable products.

      On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired the electrical wire business assets now operated as Essex Electric, and DNE Systems, Inc. ("DNE Systems") from Superior TeleCom Inc., now known as Superior Essex Inc. ("Superior") as well as all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% (at that time) of Superior Cables Ltd., which we sometimes refer to as "Superior Israel". The purchase included the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. In January 2005, Alpine Holdco purchased an additional 1,792 newly issued shares of Essex Electric common stock for $5.0 million and Superior purchased 445 newly issued shares of Essex Electric common stock for an aggregate purchase price of $1.2 million. Following the aforementioned investments, Alpine Holdco and Superior owned 84.2% and 15.8% of Essex Electric, respectively. The Company recorded a loss on sale of subsidiary stock of approximately $0.9 million in January 2005 related to the investment by Superior. In addition, the Company decreased the value of the Warrant by $0.4 million due to the dilution of the additional 2,237 shares issued during January 2005. Superior's Warrant to purchase 199 shares of the capital stock of Essex Electric together with Superior's current ownership of 614 shares of common stock of Essex Electric represent 19.9% of fully diluted capital stock of Essex Electric. On July 29, 2004, Alpine sold DNE Systems. Accordingly, DNE Systems has been accounted for and classified as a discontinued operation in the financial statements filed herein.

Impact of Copper Price Fluctuations on Operating Results

      Copper is one of the principal raw materials used by the Company. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, the cost of copper has not had a material impact on profitability as the Company, in most cases, had the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped. However, during most of the first half of 2005 because of a more competitive pricing environment in the building wire market, reduced demand, uncertainty accompanying the volatility of market copper prices and increased raw material costs for non-copper products, average unit selling prices did not increase sufficiently to offset the higher copper prices and non-copper raw material costs. Since the selling price to the customer is one all-inclusive price and copper is not priced separately, it is not possible to separately quantify the impact of copper and other non-copper raw material price fluctuations on selling prices relative to the overall selling price of the product. Building wire market pricing did improve during the latter portion of the second quarter of 2005 relative to the first quarter of 2005.

Results of Operations--Three Month Period Ended June 30, 2005 as Compared to the Three Month period Ended June 30, 2004

      Consolidated sales for the three month period ended June 30, 2005 were $97.8 million, an increase of 27.6% compared to sales of $76.7 million for the three month period ended June 30, 2004. The comparative sales increase was due to increased shipments of electrical wire by Essex Electric at moderately higher average selling prices. Although average selling prices increased approximately 7.7% in the second quarter of 2005 compared to the second quarter of 2004, average copper prices increased 23% for the comparable time periods. Copper costs currently represent over 70% of the Company's cost of goods sold. The higher copper prices were not fully recoverable because of increased competitive pressures in the building wire markets.

      Gross profit for the three month period ended June 30, 2005 was $5.4 million (a gross margin of 5.5% of sales), a decrease of $1.2 million as compared to gross profit of $6.6 million (a gross margin of 8.6% of sales) for the three month period ended June 30, 2004. The decreased margin is due primarily to a more competitive pricing environment, reduced demand, the aforementioned increased copper costs, and uncertainty accompanying the volatility of market copper prices. In addition, polyvinyl chloride (PVC) resin and nylon costs increased approximately 18% and 40%, respectively, in the second quarter of 2005 compared with the second quarter of 2004 due primarily to higher oil prices. These increased costs were not fully passed on in higher selling prices, due to the aforementioned competitive pricing pressures and were only partially offset by cost, productivity and efficiency improvements. The Company also recorded an estimated LIFO decrement credit to cost of goods sold of $2.2 million during the three months ended June 30, 2005 compared to a $0.9 million decrement for the comparable period in 2004.

      Selling, general and administrative expense for the three month period ended June 30, 2005 was $5.6 million, (a decrease of 7.4%), as compared to $6.0 million for the three months ended June 30, 2004. The decrease is due primarily to reduced operating costs and commission expense and reduced amortization of deferred stock compensation and variable stock option expense.

      Restructuring and other charges at Essex Electric of $0.8 million for the three month period ended June 30, 2005 consisted primarily of costs associated with the wind down of operations and the relocation of equipment and inventory related to the closure of Essex Electric's Anaheim, California manufacturing facility ($0.7 million) that was announced in the first quarter of 2005.

      The Company's operating loss for the three month period ended June 30, 2005 was $1.0 million, compared to an operating loss of $0.6 million for the comparable 2004 period, due primarily to the comparative decline in relative market prices and increased non-copper raw material costs, partially offset by reduced operating costs.

      Interest expense for the three month period ended June 30, 2005 was $1.0 million, an increase of $0.3 million from the same prior year period. Average borrowings increased $12.5 million in the second quarter of 2005 compared to the second quarter of 2004, due primarily to the impact of higher copper prices on working capital.

      The effective tax rate for the second quarter of 2005 was 17.9% compared to 30.7% for the second quarter of 2004. The decrease in the effective rate was due primarily to the impact of certain permanent tax expense items and the interest accrued on the tax contingency on the pre-tax loss position for the second quarter of 2005 versus the effect of similar items on the pre-tax income position for the second quarter of 2004.

Results of Operations-- Six Month Period Ended June 30, 2005 as Compared to the Six Month period Ended June 30, 2004

      Consolidated sales for the six month period ended June 30, 2005 were $187.6 million, an increase of 18.7% compared to sales of $158.0 million for the six month period ended June 30, 2004. The comparative sales increase was due to increased shipments of electrical wire by Essex Electric at moderately higher average selling prices. Although average selling prices increased approximately 5.8% in the first half of 2005 compared to the first half of 2004, average copper prices increased 22% for the comparable time periods. Copper costs currently represent over 70% of the Company's cost of goods sold. The higher copper prices were not fully recoverable because of increased competitive pressures in the building wire markets.

      Gross profit for the six month period ended June 30, 2005 was $7.3 million (a gross margin of 3.9% of sales), a decrease of $9.5 million as compared to gross profit of $16.8 million (a gross margin of 10.6% of sales) for the six month period ended June 30, 2004. The decreased margin is due primarily to a more competitive pricing environment, reduced demand, the aforementioned increased copper costs and uncertainty accompanying the volatility of market copper prices. In addition, polyvinyl chloride (PVC) resin and nylon costs increased approximately 23% and 45%, respectively, in the first half of 2005 compared with the first half of 2004 due primarily to higher oil prices. These increased costs were not fully passed on by way of higher selling prices, due to the aforementioned competitive pricing pressures and were only partially offset by cost, productivity and efficiency improvements. The Company also recorded an estimated LIFO decrement credit to cost of goods sold of $4.3 million during the six months ended June 30, 2005, compared to a $0.9 million decrement for the comparable period in 2004.

      Selling, general and administrative expense for the six month period ended June 30, 2005 was $11.1 million, (a decrease of 8.4%), as compared to $12.1 million for the six months ended June 30, 2004. The decrease is due primarily to reduced operating costs and commission expense and reduced amortization of deferred stock compensation and variable stock option expense.

      Restructuring and other charges at Essex Electric of $1.9 million for the six month period ended June 30, 2005 consisted primarily of severance and other costs associated with the closure of Essex Electric's Anaheim, California manufacturing facility ($1.5 million) that was announced in the first quarter of 2005.

      The Company's operating loss for the six month period ended June 30, 2005 was $5.7 million compared to operating income of $1.8 million for the comparable 2004 period, due primarily to the comparative decline in relative market prices and increased non-copper raw material costs.

      Interest expense for the six month period ended June 30, 2005 was $1.9 million, an increase of $0.6 million from the same prior year period. Average borrowings increased $15.0 million in the first half of 2005 compared to the first half of 2004, due primarily to the impact of higher copper prices on working capital.

      The effective tax rate for the first half of 2005 was 32.0% compared to 69.1% for the first half of 2004. The decrease in the effective rate was due primarily to the relatively low pre-tax earnings for the first half of 2004 which, when factoring in permanent tax differences and interest on the tax contingency, created an unusually high effective rate for that period.

Liquidity and Capital Resources

Alpine Holdco

      As previously discussed, in December 2002, Alpine, through its newly formed, wholly-owned subsidiary, Alpine Holdco, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric, a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, and (3) approximately 47% (at that time) of Superior Cables Ltd. for a total purchase price of approximately $85 million in cash and the issuance of a warrant to Superior to purchase 199 shares of common stock of Essex Electric.

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

      The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at June 30, 2005 and December 31, 2004 was 6.63% and 6.05%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to an annual rate of 0.75% of the original maximum committed amount for the remaining term of such facility. The Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At June 30, 2005 and December 31, 2004, outstanding borrowings under the Revolving Credit Facility were $38.7 million and $40.2 million, respectively. At June 30, 2005, the Companies had $23.6 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

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

      Alpine believes that existing cash and cash equivalents, cash provided by and/or used for operations and working capital management of its Essex Electric subsidiary, together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies through 2005. Alpine estimates that Alpine Holdco capital expenditures for 2005 will be approximately $5 million. Alpine Holdco has implemented restructuring initiatives at its Essex Electric subsidiary to rationalize manufacturing capacity, lower expenditures and reduce working capital, which are expected to result in nonrecurring cash expenses of approximately $2.5 to $3.0 million during 2005, of which approximately $1.7 million has been spent through June 30, 2005. Alpine believes that Alpine Holdco will be in compliance with the financial covenants provided in the Revolving Credit Facility. However, the resumption of low market pricing conditions experienced during the first few months of 2005 for an extended period, may require Alpine Holdco to seek additional amendments in or waivers of certain financial covenants to remain in compliance under the Revolving Credit Facility.

Alpine Corporate

      On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share its common stock, $0.10 par value per share (the "Common Stock") and a special dividend of $103.65 per share on its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to shareholders of record on September 14, 2004 (the "Record Date"). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company, the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company established, but did not yet pay, a total deemed dividend of $0.9 million, $0.6 million of which was recorded to compensation expense during 2004. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

      During the three and six month periods ended June 30, 2005, 45 and 590 shares, respectively of Series A Preferred Stock were converted into 33,455 and 438,373 shares of Common Stock, respectively.

      As of June 30, 2005, Alpine had unrestricted cash, cash equivalents and marketable securities available for sale of approximately $23.1 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which (effective January 1, 2004) was increased from $1.0 million to $1.8 million, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

      During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company's investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized benefits. At June 30, 2005, the Company has reserved $16.7 of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

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

      Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine's 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate's growth and working capital, particularly in the United States. As of June 30, 2005, $0.8 million was advanced, total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk primarily relates to interest rates and copper futures used to minimize the price risk associated with copper prices. The cost of copper, the Company's most significant raw material, has been subject to significant volatility over the past several years.

      At June 30, 2005 the Company had approximately $2.9 million of copper futures contracts representing 2.1 million pounds, outstanding as non-designated derivative investments. These contracts were entered into to hedge future finished goods inventory purchases, scheduled for delivery during the last half of 2005 at a pre-established price and to hedge sales orders booked in June but shipped in July. These contracts were recorded at fair value at June 30, 2005 with any price fluctuations reflected in current earnings in the period ended June 30, 2005, which fluctuations resulted in recording an unrealized loss of $0.2 million.

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

      Besides copper, other major raw materials used in Essex Electric's manufacture of electrical wire include plastics such as polyethylene and polyvinyl chloride (PVC), as well as nylon. These products, while not traded as commodities themselves, are often times influenced by fluctuations in oil prices, as they are oil-based. Historically, these costs have been largely recovered in pricing to customers, since others in the industry are subject to similar price fluctuations. However, since these costs are not priced separately to the customer there can be no assurance that increases in such costs can be fully recovered in pricing to the customer. The Company has not entered into any futures trading or other hedge activities in an attempt to hedge such cost fluctuations.

      The Company has not entered into any interest rate swaps, caps or other arrangements to hedge interest rate exposures. At current borrowing levels a 1% change in interest rates has approximately a $0.4 million annual effect.

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

                                   THE ALPINE GROUP, INC.

Date: August 10, 2005              By:   /s/ David A. Owen
                                       -----------------------------------------
                                         David A. Owen
                                         Chief Financial Officer
                                         (duly authorized officer and principal
                                         financial and accounting officer)