Form 10-Q
period 2005-09-30
ALPINE GROUP INC /DE/
filed 2005-11-14
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to______

Commission file number 1-9078

___________

THE ALPINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1620387 (I.R.S. Employer Identification No.)
One Meadowlands Plaza East Rutherford, New Jersey (Address of principal executive offices)	07073 (Zip code)

Registrant's telephone number, including area code 201-549-4400

___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $.10 Par Value	16,060,580

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$832	$611
Marketable securities, at fair value	22,356	35,827
Accounts receivable	912	1,599
Inventories, (net of LIFO reserve of $233 and $44, as of September 30, 2005 and December 31, 2004, respectively)	147	39
Current assets of discontinued operations (Note 2)	83,621	71,647
Due from related party (Note 1)	1,773	—
Other current assets	3,405	3,215
Total current assets	113,046	112,938
Property, plant and equipment, net	1,240	1,419
Deferred income taxes	2,866	2,654
Assets of discontinued operations (Note 2)	17,382	16,660
Other long-term assets	1,913	1,505
Total assets	$136,447	$135,176
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$—	$386
Accounts payable	275	38
Accrued expenses	2,585	3,366
Current liabilities of discontinued operations (Note 2)	76,746	68,254
Deferred income taxes and income taxes payable	2,066	7,085
Total current liabilities	81,672	79,129

Long-term debt, less current portion (Note 4)	3,215	3,122
Other long-term liabilities	18,381	17,761
Minority interest in subsidiary	4,080	2,218
Liabilities of discontinued operations (Note 2)	3,008	3,406
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued; 14,058 and 14,697 outstanding at September 30, 2005 and December 31, 2004, respectively) (Note 5)	5,302	5,545

Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	177	177
Common stock, $.10 par value; (50,000,000 authorized; and 25,160,833 and 24,670,054 shares issued at September 30, 2005 and December 31, 2004, respectively)	2,516	2,467
Capital in excess of par value	169,131	168,446
Accumulated other comprehensive income (loss)	117	(20)
Accumulated deficit	(57,128)	(52,955)
Treasury stock, at cost (10,896,914 and 10,929,985 shares at September 30, 2005 and December 31, 2004, respectively)	(93,661)	(93,705)
Receivable from stockholders	(363)	(415)
Total stockholders' equity	20,789	23,995
Total liabilities and stockholders' equity	$136,447	$135,176

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Three Months Ended September 30,
	2005	2004

Net sales	$3,160	$3,403
Cost of goods sold	3,066	3,323
Gross profit	94	80
Selling, general and administrative expenses	997	2,368
Restructuring and other charges	—	314
Operating loss	(903)	(2,602)
Interest expense	(211)	(183)
Other income (expense), net	474	(213)
Loss before income taxes, minority interest and discontinued operations	(640)	(2,998)
Income tax benefit	76	637
Loss before minority interest and discontinued operations	(564)	(2,361)
Minority interest in (income) of subsidiary	(19)	(8)
Loss from continuing operations	(583)	(2,369)
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of tax (provision) benefit of $(1,337) and $608 respectively and minority interest of $(257) and $88, respectively	1,369	(561)
Gain on sale of DNE, net of taxes of $10,275	—	19,088
Net income	786	16,158
Preferred stock dividends	(111)	(1,641)
Net income applicable to common stock	$675	$14,517

Net income (loss) per share of common stock:
Basic and diluted:
Loss from continuing operations applicable to common stock	$(0.04)	$(0.30)
Gain on sale of DNE	—	1.39
Income (loss) from discontinued operations	0.08	(0.04)
Net income (loss) per basic and diluted share of common stock	$0.04	$1.05
Weighted average shares outstanding (basic and diluted)	15,961	13,745

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Nine Months Ended September 30,
	2005	2004

Net sales	$9,465	$7,249
Cost of goods sold	9,111	7,058
Gross profit	354	191
Selling, general and administrative expenses	2,744	4,930
Restructuring and other charges	—	314
Operating loss	(2,390)	(5,053)
Interest expense	(614)	(536)
Other income (expense), net	9	(361)
Loss before income taxes, minority interest and discontinued operations	(2,995)	(5,950)
Income tax benefit	255	1,743
Loss before minority interest and discontinued operations	(2,740)	(4,207)
Minority interest in loss of subsidiary	100	151
Loss from continuing operations	(2,640)	(4,056)
Discontinued operations (Note 2):
Income (loss) from discontinued operations, net of tax (provision) benefit of $939 and $(2,098), respectively and minority interest of $225 and $(234), respectively	(1,198)	2,748
Gain on sale of DNE, net of taxes of $10,275	—	19,088
Net income (loss)	(3,838)	17,780
Preferred stock dividends	(335)	(1,928)
Net income (loss) applicable to common stock	$(4,173)	$15,852

Net income (loss) per share of common stock:
Basic and diluted:
Income (loss) from continuing operations applicable to common stock	$(0.19)	$(0.46)
Gain on sale of DNE	—	1.48
Income (loss) from discontinued operations	(0.07)	0.21
Net income (loss) per basic and diluted share of common stock	$(0.26)	$1.23

Weighted average shares outstanding (basic and diluted)	15,790	12,893

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)
	Nine Months Ended September 30, 2005
	Shares	Amount
9% cumulative convertible preferred stock:
Balance at beginning of period	177	$177
Balance at end of period	177	177
Common stock:
Balance at beginning of period	24,670,054	2,467
Stock options exercised	15,999	2
Shares issued pursuant to Series A Preferred Stock conversion	474,780	47
Balance at end of period	25,160,833	2,516
Capital in excess of par value:
Balance at beginning of period		168,446
Compensation expense related to restricted stock and certain stock options, less vested shares released from Treasury		479
Shares issued pursuant to Series A Preferred Stock conversion		195
Stock options exercised		11
Balance at end of period		169,131
Accumulated other comprehensive loss:
Balance at beginning of period		(20)
Change in unrealized gains (losses) on securities, net of tax		137
Balance at end of period		117
Accumulated deficit:
Balance at beginning of period		(52,955)
Net loss		(3,838)
Dividends on preferred stock		(335)
Balance at end of period		(57,128)
Treasury stock:
Balance at beginning of period	(10,929,985)	(93,705)
Stock options and grants	41,040	60
Reverse forward stock split	(7,969)	(16)
Balance at end of period	(10,896,914)	(93,661)
Receivable from stockholders:
Balance at beginning of period		(415)
Forgiveness of officer loans		52
Balance at end of period		(363)
Total stockholders' equity		$20,789

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,838)	$17,780
Adjustments to reconcile net income (loss) to cash used for operating activities:
Gain on sale of DNE	—	(29,356)
Depreciation	964	867
Amortization of deferred debt issuance costs and accretion of debt discount	375	483
Compensation expense related to stock options and grants	605	1,488
Gain on sale of investments	(337)	(164)
Gain on sale of fixed assets	(253)	(316)
Loss on sale of subsidiary stock	946	—
Minority interest in income (loss) of subsidiary	(325)	83
Increase in fair value of warrant	6	250
Change in certain assets and liabilities:
Accounts receivable, net	(19,984)	(19,919)
Inventories, net	7,542	9,837
Other current and non-current assets	655	212
Accounts payable and accrued expenses	4,769	5,239
Current and deferred taxes	(6,728)	(296)
Other, net	575	(82)
Cash flows used for operating activities	(15,028)	(13,894)
Cash flows from investing activities:
Capital expenditures	(2,297)	(4,116)
Proceeds from sale of assets	1,035	680
Proceeds from sale of investments	15,264	9,776
Purchase of marketable securities	(1,705)	(38,287)
Proceeds from sale of DNE, net of transaction costs	—	38,150
Loan to affiliate (Note 1)	(1,773)	—
Cash flows provided by investing activities	10,524	6,203
Cash flows from financing activities:
Borrowings under revolving credit facilities, net	4,222	19,222
Repayments of long-term borrowings	(387)	(456)
Proceeds from sale of minority interest investment in subsidiary	1,241	—
Reverse - forward split	(17)	—
Dividends-preferred stock,	(334)	(1,928)
Dividends - common stock	—	(4,949)
Other, net	—	(289)
Cash flows provided by financing activities	4,725	11,600
Net increase in cash and cash equivalents	221	3,909
Cash and cash equivalents at beginning of period	611	465
Cash and cash equivalents at end of period	$832	$4,374
Supplemental disclosures:
Cash paid for interest	$2,295	$1,521
Cash paid for income taxes, net of refunds	$4,988	$1,501

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company, which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. (“Essex Electric”), its 84% owned subsidiary engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd. (“Superior Israel”), the largest Israeli based producer of wire and cable products.

On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior TeleCom Inc., now known as Superior Essex Inc. (“Superior”): (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric Inc. ("Essex Electric"), a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% (at that time) of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant (the “Warrant”) to Superior to purchase 199 shares of the common stock of Essex Electric at the purchase price of $2,788.95 per share. As a result of the Essex Electric Sale discussed below, the Warrant is recorded as a long term liability of discontinued operations (see Note 2) in the consolidated balance sheet and is evaluated and adjusted to fair value on a quarterly basis. The Company recorded a $0.4 million expense in other income (expense) during the third quarter of 2005, which offset $0.4 million of income recorded in the first quarter of 2005. There was no adjustment to the Warrant during the third quarter of 2004 and there was a $0.3 million charge to expense to increase the Warrant for the nine month period ended September 30, 2004. The Warrant is exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

On July 29, 2004 the Company sold DNE Systems, its wholly-owned defense electronics subsidiary, to a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company for a purchase price of $40 million in cash (the “DNE Sale”). As a result of the DNE Sale a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004 and DNE Systems results of operations for the three and nine month periods ended September 30, 2004 are presented as discontinued operations.

On September 30, 2005 Essex Electric executed an agreement to sell substantially all of the assets of its electrical wire business (the “Essex Electric Sale”) to the Southwire Company (“Southwire”). See Note 2 for further description of the Essex Electric Sale and its classification as discontinued operations in the financial statements herein.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Marketable securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders’ equity or income (loss) net of related income taxes, respectively. All of the Company’s investment securities were classified as available for sale at December 31, 2004. During the quarter ended September 30, 2005, $0.5 million of securities were classified as held to maturity as the Company intends to hold these investments to maturity. Since such maturity date is beyond one year from the date of the consolidated balance sheet these securities are classified as long-term assets as of September 30, 2005. Since these securities were previously classified as available for sale, the Company had recorded a $60K unrealized loss to other comprehensive income that is being amortized over the life of the securities. All other securities held as of September 30, 2005 have been classified as available for sale.

The following table shows the unrealized gains (losses) and fair value of the Company’s investments, which are classified as available for sale, aggregated by investment category as of September 30, 2005:
Description of Securities	Cost Basis	Unrealized Gains	Unrealized Losses*	Fair Value

Marketable equity securities	$5,482	$129	$(275)	$5,336
Money market funds	3,224			3,224
Municipal bonds and notes	5,900			5,900
Mutual funds	7,210	444	(8)	7,646
Preferred securities	250			250
Total	$22,066	$573	$(283)	$22,356

* None of the gross unrealized losses have been in that position in excess of 12 months.

        The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of equity securities due to fluctuations in the stock market. Alpine has reviewed its securities in a loss position and in management’s opinion the recorded gross unrealized losses on its short-term investments at September 30, 2005 are temporary in nature. Alpine reviews its investment portfolio quarterly, to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether or not a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee, and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Due from related party

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of September 30, 2005, $1.8 million of advances were included as due from related party. Total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

Subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Staff Accounting Bulletin No. 51, "Accounting for sales of stock by a subsidiary" and records all gains and losses related to subsidiary stock transactions through other income and expense.

In January 2005, Alpine Holdco purchased 1,792 newly issued shares of Essex Electric common stock for a cash purchase price of $5.0 million. Superior exercised its rights under a securityholders agreement entered into at the time of the Electrical Acquisition and subscribed for and purchased 445 newly issued shares of Essex Electric common stock for a cash purchase price of $1.2 million. The foregoing resulted in Alpine Holdco and Superior owning 84.2% and 15.8% of Essex Electric, respectively. The Company accounted for the sale of stock of Essex Electric as a loss on sale of subsidiary stock of approximately $0.9 million and decreased the value of the Warrant held by Superior to purchase 199 shares of Essex Electric common stock by $0.4 million due to the dilutive impact of the additional 2,237 shares issued.

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

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share amounts)

Net income, as reported	$786	$16,158
Add stock-based employee compensation expense included in reported net income (loss), net of tax	259	104
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(137)
Pro forma net income	752	16,125

Preferred stock dividends	(111)	(1,641)
Proforma net income applicable to common stock	$641	$14,484

Net income per share:
Basic and diluted - as reported	$0.04	$1.05
Basic and diluted - pro forma	$0.04	$1.05

Nine Months Ended September 30,
2005	2004
(in thousands, except per share amounts)

Net income (loss), as reported	$(3,838)	$17,780
Add stock-based employee compensation expense included in reported net income (loss), net of tax	351	933
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(485)	(1,143)
Pro forma net income (loss)	(3,972)	17,570

Preferred stock dividends	(335)	(1,928)
Proforma net income (loss) - applicable to common stock	$(4,307)	$15,642

Net income (loss) per share:
Basic and diluted - as reported	$(02.6)	$1.23
Basic and diluted - pro forma	$(0.27)	$1.21

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2005 and 2004, respectively: dividend yield of 0% for both periods; expected volatility of 166% and 126%, risk-free interest rate of 4.2% and 3.2%, and expected life of two years for both periods. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the nine months ended September 30, 2005 and 2004 was $1.93 and $1.15, respectively. A total of 63,966 stock options were granted and 40,669 cancelled during the nine month period ended September 30, 2005.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

  During March 2005, the Company entered into copper futures contracts with a market value of approximately $7 million to hedge 5 million pounds of future finished goods inventory purchases scheduled for delivery during the last three quarters of 2005 at a pre-established price. At September 30, 2005, approximately $1.5 million of net copper futures contracts, representing 1.0 million pounds of copper, remained outstanding as non-designated derivative instruments to hedge 1.0 million copper pounds of future finished goods inventory purchases that were scheduled for delivery during the last quarter of 2005. These contracts were recorded at fair value at September 30, 2005, which resulted in recording a net unrealized hedge loss of $0.3 million that was offset by a $0.3 million gain on the mark-to-market on the purchase commitment. The contracts were liquidated in October 2005 and the loss of $0.1 million realized on the hedge was offset by the gain on the purchase of physical goods.

At December 31, 2004, the Company had approximately $9 million of copper futures contracts, representing 6 million copper pounds, outstanding as non-designated derivative instruments. These contracts were entered into to hedge 6 million copper pounds of copper rod inventory purchased in December 2004, for fabrication and sale in the first quarter of 2005. These contracts were recorded at fair value at December 31, 2004 with any price fluctuations reflected in current earnings in 2004 and were liquidated in the first quarter of 2005, when the underlying asset (i.e. inventory) was sold. The net loss recorded on the futures contracts when liquidated was near zero.

The Company does not currently utilize any hedging instruments that would qualify for hedge accounting treatment. If such transactions were to arise, the Company would formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions.

2. Discontinued Operations

On September 30, 2005 Essex Electric, the Company’s 84% owned subsidiary, executed an agreement to sell substantially all of the assets of its electrical wire business (the “Essex Electric Sale”) to the Southwire Company (“Southwire”). The agreement provides for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected current liabilities related to the business. Essex Electric will retain substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale are cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation services both Essex Electric’s internal requirements for scrap processing, as well as outside customers. The purchase price is the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets. The sale is subject to approval by shareholders of Alpine and is currently expected to close in early 2006. The assets and liabilities related to the business sold have been reclassified to discontinued operations in the September 30, 2005 and December 31, 2004 balance sheets presented herein. Although accounts receivable, other current assets and other long-term assets are not included in the assets being purchased by Southwire, they are assets that are integral to the Essex Electric building wire business and are expected to be collected, converted to cash or (in the case of $0.9 million of unamortized debt issue costs related to the revolving credit facility) written off within a short period after the closing date. Therefore, these assets have been included in assets of discontinued operations. Similarly, the revolving credit facility, accounts payable, deferred taxes and most of the other accrued liabilities will not be assumed by Southwire, however most of these liabilities will be settled with the proceeds of the sale and/or from the collection of the aforementioned accounts receivable. Therefore, these liabilities have been included in liabilities of discontinued operations. The Warrant is included in discontinued operations because the Warrant is fully exercisable in the event of the consummation of the Essex Electric Sale and to the extent not exercised in connection therewith will terminate in accordance with its terms. Since the purchase price is expected to result in a gain, the assets as stated at cost are properly stated at the lower of cost or market. Essex Electric’s related results of operations for the three and nine month periods ended September 30, 2005 and 2004 have been reclassified to income (loss) from discontinued operations.

On July 29, 2004 the Company sold DNE Systems, its wholly-owned defense electronics subsidiary, to a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company for a purchase price of $40 million in cash (the “DNE Sale”). As a result of the DNE Sale a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004 and DNE Systems results of operations for the three and nine month periods ended September 30, 2004 are presented as discontinued operations.

The major components of Essex Electric’s and DNE assets and liabilities classified as discontinued operations in the September 30, 2005 and December 31, 2004 balance sheets herein are presented below.

	September 30, 2005	December 31, 2004
	(in thousands)

Accounts receivable	$59,250	$39,023
Inventories, net (a)	22,728	30,378
Other current assets	1,643	2,246
Total current assets	83,621	71,647
Property, plant and equipment, net	16,506	15,508
Other long-term assets	876	1,152
Total assets	$101,003	$88,307

Revolving credit facility (b)	$44,472	$40,250
Accounts payable	18,552	13,972
Accrued expenses	8,422	7,688
Deferred income taxes and income taxes payable	5,300	6,344
Total current liabilities	76,746	68,254
Deferred income taxes	2,030	2,390
Other long term liabilities	36	80
Warrant	942	936
Total liabilities	79,754	71,660

Total net assets	$21,249	$16,647

(a)
Inventories, as presented, are net of LIFO reserves of $22,453 and $22,165, as of September 30, 2005 and December 31, 2004, respectively. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and cost as of that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2005, the Company recorded an estimated LIFO decrement of $1.6 and $6.0 million, respectively to cost of goods sold.

(b)
Revolving Credit Facility - In connection with the Electrical Acquisition, Alpine Holdco entered into a Loan and Security Agreement (the "Loan Agreement"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and Service Company ("DNE Manufacturing") and DNE Technologies, Inc. ("DNE Technologies") as borrowers, DNE Systems as Credit Party (such parties sometimes collectively are called "Companies") and certain financial institutions party thereto as lenders.

Effective concurrently with the consummation of the DNE Sale on July 29, 2004, the lenders released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies".

The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at September 30, 2005 and December 31, 2004 was 7.12% and 6.05%, respectively. Alpine Holdco was in compliance with all applicable covenants at September 30, 2005. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd. The Essex Electric sale will require consent by the credit parities to release the liens on the assets being sold. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless accelerated as a result of prepayment or default, the Revolving Credit Facility matures in December 2007.

The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a termination fee equal to an annual rate of 0.75% of the original maximum committed amount for the remaining term of the Revolving Credit Facility. At September 30, 2005 and December 31, 2004, outstanding borrowings under the Revolving Credit Facility were $44.5 million and $40.3 million, respectively. At September 30, 2005 the Companies had $23.5 million of borrowing availability.

The net sales and income (loss) before taxes and minority interest of Essex Electric (and DNE for the 2004 periods) that are classified as discontinued operations for the three and nine month periods ended September 30, 2005 and 2004 are presented below:

	Three months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(in thousands)

Net sales	$109,861	$78,542	$291,200	$246,419
Income (loss) before taxes and minority interest	$2,963	$(1,257)	$(2,362)	$5,080

3. Comprehensive income (loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,
	2005	2004
	(in thousands)

Net income (loss)	$786	$16,158
Change in unrealized losses on securities, net of tax	(46)	(155)
Comprehensive income (loss)	$740	$16,003

	Nine months Ended
	September 30,
	2005	2004
	(in thousands)

Net income (loss)	$(3,838)	$17,780
Change in unrealized losses on securities, net of tax	137	(249)
Comprehensive income (loss)	$(3,701)	$17,531

4. Long-term debt

At September 30, 2005 and December 31, 2004, long-term debt consists of the following:
	September 30,	December 31,
	2005	2004
	(in thousands)

6% Junior Subordinated Notes, net of $1.0 and $1.1 million discount, respectively	$3,215	$3,122
Other	—	386
	3,215	3,508
Less current portion of long-term debt	—	386
	$3,215	$3,122

On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock (par value $.10 per share, the “Common Stock”) exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and September 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants.

The "Other" debt caption represents a loan established in 1999 with Raytheon Aircraft Credit Corporation to finance the purchase of a 12.5% interest in an aircraft. The interest in this aircraft was sold during March 2005 and the associated loan was repaid.

 5. Series A Cumulative Convertible Preferred Stock

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

There were 49 and 639 Series A Preferred Stock shares converted into 36,407 and 474,780 shares of Common Stock for the three and nine month periods ended September 30, 2005, respectively.

6. Income (loss) per share

The computation of basic and diluted income (loss) per share for the three months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,
	2005			2004
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount
Basic and diluted earnings (loss) per share
Loss from continuing operations	$(583)	15,961	$(0.03)	$(2,369)	13,745	$(0.18)
Adjustments:
Preferred stock dividends	(111)	15,961	(0.01)	(1,641)	13,745	(0.12)
Loss attributable to common stock from continuing operations	$(694)	15,961	$(0.04)	$(4,010)	13,745	$(0.30)
Gain on sale of DNE, net of tax				19,088	13,745	1.39
Income (loss) from discontinued operations	1,369	15,961	0.08	(561)	13,745	(0.04)
Net income applicable to common stock per basic common share	$675	15,961	$0.04	$14,517	13,745	$1.05

The computation of basic and diluted income (loss) per share for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine months Ended September 30,
	2005			2004
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(2,640)	15,790	$(0.17)	$(4,056)	12,893	$(0.31)
Adjustments:
Preferred stock dividends	(335)	15,790	(0.02)	(1,928)	12,893	(0.15)
Loss attributable to common stock from continuing operations	$(2,975)	15,790	$(0.19)	$(5,984)	12,893	$(0.46)
Gain on sale of DNE, net of tax				19,088	12,893	1.48
Income (loss) from discontinued operations	(1,198)	15,790	(0.07)	2,748	12,893	0.21
Net income (loss) applicable to common stock per basic common share	$(4,173)	15,790	$(0.26)	$15,852	12,893	$1.23

The Company has excluded the assumed conversion of all stock options (1.5 million), restricted stock grants (0.8 million) and convertible preferred stock (14,058 preferred shares convertible into 10,445,235 common shares) from the Company’s earnings per share calculation for the three and nine month periods ended September 30, 2005 and the assumed conversion of all stock options (1.5 million), restricted stock grants (0.9 million) and convertible preferred stock (14,711 preferred shares convertible into 10,930,420 common shares) from the Company’s earnings per share calculation for the three and nine month periods ended September 30, 2004, as the impact would be anti-dilutive due to the loss from continuing operations for those periods. The Warrant issued in connection with the Electrical Acquisition has not been included in the computation of diluted income (loss) per share for all periods presented, as the impact would be anti-dilutive.

7. Business segments

The Company's reportable segments in the recent past consisted of electrical wire (Alpine's 84% owned subsidiary, Essex Electric) and communications and electronic products (DNE Systems). In September 2005 the Company announced the Essex Electric Sale, therefore the operations related to the Essex Electric Sale have been classified as discontinued operations for all periods presented. In July 2004 the Company announced the sale of DNE and the sale closed on July 29, 2004, therefore the results of operations for DNE for the three and nine month periods ended September 30, 2004 are also included in discontinued operations. See Note 2 for additional information about the Company’s discontinued operations. The remaining operating segment of the Company is the scrap reclamation operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Alpine Group, Inc. (together with its majority owned subsidiaries "Alpine" or the “Company” unless the context otherwise requires) is a holding company, which over the recent past has held major investments in industrial manufacturing companies. Currently, Alpine's principal operations consist of Essex Electric Inc. (“Essex Electric”), its 84% owned subsidiary engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd., the largest Israeli - based producer of wire and cable products.

On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. ("Alpine Holdco") acquired the electrical wire business assets now operated as Essex Electric, and DNE Systems, Inc. ("DNE Systems") from Superior TeleCom Inc., now known as Superior Essex Inc. ("Superior") as well as all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% (at that time) of Superior Cables Ltd., which we sometimes refer to as "Superior Israel". The purchase included the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares of the common stock of Essex Electric. We sometimes refer to this acquisition as the "Electrical Acquisition". In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of common stock of Essex Electric. In October 2003, Superior exercised its rights under a securityholders agreement to subscribe for and purchase 169 shares of newly issued common stock of Essex Electric. In January 2005, Alpine Holdco purchased an additional 1,792 newly issued shares of Essex Electric common stock for $5.0 million and Superior purchased 445 newly issued shares of Essex Electric common stock for an aggregate purchase price of $1.2 million. Following the aforementioned investments, Alpine Holdco and Superior owned 84.2% and 15.8% of Essex Electric, respectively. The Company recorded a loss on sale of subsidiary stock of approximately $0.9 million in January 2005 related to the investment by Superior. In addition, the Company decreased the value of the Warrant by $0.4 million due to the dilution of the additional 2,237 shares issued during January 2005. Superior’s Warrant to purchase 199 shares of the capital stock of Essex Electric together with Superior’s current ownership of 614 shares of common stock of Essex Electric represent 19.9% of fully diluted capital stock of Essex Electric. As a result of the Essex Electric Sale discussed below, the Warrant is recorded as a long term liability of discontinued operations in the consolidated balance sheet. On July 29, 2004, Alpine sold DNE Systems. Accordingly, DNE Systems has been accounted for and classified as a discontinued operation in the 2004 Consolidated Statements of Operations filed herein.

On September 30, 2005 Essex Electric, the Company’s 84% owned subsidiary, executed an agreement to sell substantially all of the assets of its electrical wire business (the “Essex Electric Sale”) to the Southwire Company. The agreement provides for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected current liabilities related to the business. Essex Electric will retain substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale are cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation services both Essex Electric’s internal requirements for scrap processing, as well as outside customers. The purchase price is the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets. The sale is subject to approval by shareholders of Alpine and is currently expected to close in early 2006. The assets and liabilities related to the business sold have been reclassified to discontinued operations in the September 30, 2005 and December 31, 2004 balance sheets presented herein. Although accounts receivable, other current assets and other long-term assets are not included in the assets being purchased by Southwire, they are assets that are integral to the Essex Electric building wire business and are expected to be collected, converted to cash or (in the case of $0.9 million of unamortized debt issue costs related to the revolving credit facility) written off within a short period after the closing date. Therefore, these assets have been included in assets of discontinued operations. Similarly, the revolving credit facility, accounts payable, deferred taxes and most of the other accrued liabilities will not be assumed by Southwire, however most of these liabilities will be settled with the proceeds of the sale and/or from the collection of the aforementioned accounts receivable. Therefore, theses liabilities have been included in liabilities of discontinued operations. The Warrant is included in discontinued operations because the Warrant is fully exercisable in the event of the consummation of the Essex Electric Sale and to the extent not exercised in connection therewith will terminate in accordance with its terms. Since the purchase price for the Electrical Sale is expected to result in a gain, the assets as stated at cost are properly stated at the lower of cost or market. Essex Electric’s related results of operations for the three and nine month periods ended September 30, 2005 and 2004 have been reclassified to income (loss) from discontinued operations. Assuming Superior exercises the Warrant in conjunction with the Essex Sale, Superior’s ownership of Essex Electric would be 19.9%. The Company increased the value of the Warrant by $0.4 million during the three month period ended September 30, 2005, with the expense charged to other income (expense).

Impact of Copper Price Fluctuations on Operating Results

Copper is one of the principal raw materials used by Essex Electric, which is now classified as discontinued operation (see above). Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, the cost of copper has not had a material impact on profitability as the Company, in most cases, had the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped. However, during most of the first half of 2005 because of a more competitive pricing environment in the building wire market, reduced demand, uncertainty accompanying the volatility of market copper prices and increased raw material costs for non-copper products, average unit selling prices did not increase sufficiently to offset the higher copper prices and non-copper raw material costs. Since the selling price to the customer is one all-inclusive price and copper is not priced separately, it is not possible to separately quantify the impact of copper and other non-copper raw material price fluctuations on selling prices relative to the overall selling price of the product. Building wire market pricing did improve during the latter portion of the third quarter of 2005 relative to the second quarter of 2005 and continued to improve into the fourth quarter.

Results of Operations—Three Month Period Ended September 30, 2005 as Compared to the Three Month period Ended September 30, 2004

Consolidated net sales from continuing operations for the three month period ended September 30, 2005 were $3.2 million consisting of sales of reclaimed copper scrap for external customers. Sales cost of sales and gross profits for the three-months ended September 30, 2005 were comparable to the same period during 2004.

Selling, general and administrative expenses from continuing operations for the three month period ended September 30, 2005 were $1.0 million, a decrease of $1.4 million from the comparable period in 2004. The decrease was due primarily to the non-recurrence of certain expenses incurred in the third quarter of 2004. The Company’s operating loss of $0.9 million for the three month period ended September 30, 2005 compared with a $2.6 million loss for the comparable period in 2004, was due primarily to the aforementioned decrease in selling, general and administrative expenses.

Other income (expense) was $0.5 million income for the three month period ended September 30, 2005 compared with a $0.2 million loss for the comparable period in 2004, was due primarily to earnings on investments in marketable securities.

The effective tax rate on continuing operations for the third quarter of 2005 was 12% compared to 21% for the third quarter of 2004. The change in the effective rate was due primarily to the impact of certain permanent tax expense items and the interest accrued on the tax contingency on the relatively low pre-tax loss for the third quarter of 2005 versus the effect of similar items on the larger pre-tax loss position for the third quarter of 2004.

Income from discontinued operations of $1.4 million for the third quarter of 2005 improved $2.0 million from a loss of $0.6 million for the third quarter of 2004 due primarily to increased sales volume and margins in Essex Electric, as well as reduced manufacturing and administrative costs. Building wire pricing improved throughout the second half of the third quarter and continued to improve into the fourth quarter. The third quarter 2005 results included an estimated LIFO decrement credited to cost of sales of $1.6 million compared with a $0.7 million decrement for the third quarter of 2004. The income from discontinued operations for the third quarter of 2005 included a provision for income taxes of $1.3 million, whereas the loss from discontinued operations for the third quarter of 2004 included a tax benefit of $0.6 million.

Results of Operations— Nine Month Period Ended September 30, 2005 as Compared to the Nine Month period Ended September 30, 2004

Consolidated net sales from continuing operations for the nine month period ended September 30, 2005 were $9.5 million, consisting of sales of reclaimed copper scrap for external customers. Sales increased 31% compared to the same period in 2004, due primarily to the increased solicitation of outside business for the Jonesboro operation during 2005 and a 25% increase in copper prices. Gross profit improved 85% due to the additional volume and improved plant utilization.

Selling, general and administrative expenses from continuing operations for the nine month period ended September 30, 2005 were $2.7 million, a decrease of $2.2 million from the comparable period in 2004. The decrease was due primarily to the non-recurrence of certain expenses incurred in the third quarter of 2004. The decrease in the Company’s operating loss of $2.4 million for the nine month period ended September 30, 2005 compared with a $5.1 million loss for the comparable period in 2004, was due primarily to the aforementioned decrease in selling, general and administrative expenses.

Other income (expense) was near zero for the nine month period ended September 30, 2005 as compared with a $0.4 million loss for the comparable period in 2004. This was due primarily to the net effect of a $0.5 million improvement in earnings on investments in marketable securities in 2005, elimination of $0.6 million in costs related to two lawsuits settled in the first half of 2004, and the elimination of $0.2 million of loss on sale of fixed assets during the nine month period ended September 30, 2004, offset somewhat by a $1.0 million loss on sale of Essex Electric stock to Superior during the first quarter of 2005.

The effective tax rate on continuing operations for the nine month period ended September 30, 2005 was 9% compared to 29% for the same period in 2004. The change in the effective rate was due primarily to the impact of certain permanent tax expense items and the interest accrued on the tax contingency on the relatively low pre-tax loss for the nine month period of 2005 versus the effect of similar items on the larger pre-tax loss position for the same period of 2004.

The loss from discontinued operations (net of taxes and minority interest) for the nine month period ended September 30, 2005 was $1.2 million compared to $2.7 million of income for the same period in 2004. The decrease was due primarily to lower margins at Essex Electric in the first half of 2005 compared with the first half of 2004 due to a more competitive pricing environment, reduced demand and increased copper costs without commensurate price increases in building wire copper products. As previously mentioned, building wire pricing did improve throughout the second half of the third quarter of 2005 and has continued to improve into the fourth quarter. The results for the nine months ended September 30, 2005 included an estimated LIFO decrement credited to cost of sales of $6.0 million compared with a $1.5 million decrement for the nine months ended September 30, 2004. The loss from discontinued operations for the nine months ended September 30, 2005 included an income tax benefit of $0.9 million, whereas the income from discontinued operations for the nine months ended September 30, 2004 included a provision for income taxes of $2.1 million.

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

The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Revolving Credit Facility"), dated as of December 11, 2002, by and among Alpine Holdco, Essex Electric, DNE Manufacturing and DNE Technologies as borrowers and DNE Systems as credit party (such parties sometimes collectively are called the "Companies"), certain financial institutions party thereto as lenders, Congress Financial Corporation, as documentation agent, and Foothill Capital Corporation, as arranger and administrative agent. Upon consummation of the acquisition, approximately $78 million was outstanding under the Revolving Credit Facility. The Revolving Credit Facility was last amended on February 28, 2005 to revise certain covenants for 2005. The Company was in compliance with all covenants as of September 30, 2005.

The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base, which permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at September 30, 2005 and December 31, 2004 was 7.12% and 6.05%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Outstanding obligations under the Revolving Credit Facility are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd. The obligations under the Revolving Credit Facility are without recourse to Alpine. Unless previously accelerated as a result of default, the Revolving Credit Facility matures in five years. However, in accordance with Emerging Issues Task Force Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement, borrowings under the Revolving Credit Facility have been classified as a current liability. The Companies may terminate the Revolving Credit Facility at any time upon 45 days' prior written notice and payment of all outstanding borrowings, together with unpaid interest, and a prepayment premium equal to an annual rate of 0.75% of the original maximum committed amount for the remaining term of such facility. The Companies may, upon 30 days' prior written notice, permanently reduce the maximum committed amount without penalty or premium. At September 30, 2005 and December 31, 2004, outstanding borrowings under the Revolving Credit Facility were $44.5 million and $40.2 million, respectively. At September 30, 2005, the Companies had $23.6 million of borrowing availability. No dividends may be paid by Alpine Holdco without prior consent of the lenders.

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

Effective with the consummation of the Essex Electric sale, the Revolving Credit facility will either be terminated or significantly amended to reflect the impact of the transaction and therefore has been included in discontinued operations in the financial statements.

Alpine believes that existing cash and cash equivalents, cash provided by and/or used for operations and working capital management of its Essex Electric subsidiary, together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies through 2005 and / or through closing of the Essex Electric Sale.

Alpine Corporate

On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share its common stock, $0.10 par value per share (the “Common Stock”) and a special dividend of $103.65 per share on its Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company, the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company established, but did not yet pay, a total deemed dividend of $0.9 million, $0.6 million of which was recorded to compensation expense during 2004 and $0.08 million in 2005. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

During the three and nine month periods ended September 30, 2005, 49 and 639 shares, respectively of Series A Preferred Stock were converted into 36,407 and 474,780 shares of Common Stock, respectively.

As of September 30, 2005, Alpine had unrestricted cash, cash equivalents and marketable securities available for sale of approximately $23.2 million. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, and management fees from Alpine Holdco. Pursuant to a management agreement with Alpine Holdco dated December 11, 2002, so long as no event of default exists or is created by such payment under the Revolving Credit Facility, Alpine is entitled to receive from Alpine Holdco an annual management fee (together with any unpaid management fees from prior years), which (effective January 1, 2004) was increased from $1.0 million to $1.8 million, and is reimbursed for all direct costs incurred by it related to the business of Alpine Holdco. Alpine's ability to receive distributions from Alpine Holdco is restricted under the terms of the Revolving Credit Facility to a maximum of $1.8 million of the aforementioned management fee, amounts representing Alpine's tax liability in respect of the operations of Alpine Holdco plus $250,000 per year. Alpine is also entitled to be reimbursed for all direct costs incurred by it related to the business of Holdco.

During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized benefits. At September 30, 2005, the Company has reserved $16.9 million of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

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

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of September 30, 2005, $1.8 million was advanced, total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily relates to interest rates and copper futures used to minimize the price risk associated with copper prices related to the Essex Electric business which has been classified as a discontinued operation in the consolidated financial statements. The cost of copper, Essex Electric’s most significant raw material, has been subject to significant volatility over the past several years.

At September 30, 2005 the Company had approximately $1.5 million of copper futures contracts representing 1.0 million pounds, outstanding as non-designated derivative investments. These contracts were entered into to hedge future finished goods inventory purchases, scheduled for delivery during the fourth quarter of 2005 at a pre-established price and to hedge sales orders booked in September but shipped in October. These contracts were recorded at fair value at September 30, 2005 with any price fluctuations reflected in current earnings in the period ended September 30, 2005, which fluctuations resulted in recording an unrealized loss of $0.3 million. The contracts were liquidated in October 2005 and the loss realized on the hedge was offset by the gain on the purchase of physical goods.

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

Besides copper, other major raw materials used in Essex Electric’s manufacture of electrical wire include plastics such as polyethylene and polyvinyl chloride (PVC), as well as nylon. These products, while not traded as commodities themselves, are often times influenced by fluctuations in oil prices, as they are oil-based. Historically, these costs have been largely recovered in pricing to customers, since others in the industry are subject to similar price fluctuations. However, since these costs are not priced separately to the customer there can be no assurance that increases in such costs can be fully recovered in pricing to the customer. The Company has not entered into any futures trading or other hedge activities in an attempt to hedge such cost fluctuations.

The Company has not entered into any interest rate swaps, caps or other arrangements to hedge interest rate exposures. At current borrowing levels a 1% change in interest rates has approximately a $0.4 million annual pre-tax effect.

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

Except for the historical information herein, the matters discussed in this quarterly report on form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks in product and technology development, market acceptance of new products and continuing product demand, prediction and timing of customer orders, the impact of competitive products and pricing, changing economic conditions, including changes in short term interest rates and other risk factors detailed in the Company's most recent filings with the Securities and Exchange Commission.

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

___________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.

Date: November 14, 2005	By:	/s/ David A. Owen
David A. Owen
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)