Form 10-Q/A
period 2005-09-30
ALPINE GROUP INC /DE/
filed 2005-12-07
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $.10 Par Value	16,060,580

Explanatory Note

The Alpine Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 for the purpose of amending and restating Item 1 of Part I, containing its unaudited condensed consolidated financial statements and related notes as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004. The amendment and restatement reclassifies the electrical wire business conducted by the Company’s 84%-owned subsidiary, Essex Electric Inc. (“Essex Electric”), from discontinued operations to continuing operations. The classification of the electrical wire business as a discontinued operation was the result of the execution by the Company and Essex Electric on September 29, 2005 of a definitive agreement to sell the business, subject to approval by the Company’s shareholders at a meeting to be held for that purpose. Subsequently, the Company determined that based upon applicable accounting principles the business is required to be classified within continuing operations until stockholder approval is actually obtained. The Company expects to obtain stockholder approval during January 2006. The proposed sale and related matters are further discussed in Note 1 to the restated condensed consolidated financial statements included herein. The Company’s net income (loss), stockholder’s equity and cash flows are not affected by the restatement. See Note 10 to the restated condensed consolidated financial statements included herein.

The Company has also updated Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement, and Item 4 of Part I, Controls and Procedures. In addition, the Company has amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and it has filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. Other than the changes for the effects of the restatement, no other information in this Form 10-Q/A has been updated to reflect any subsequent information or events since the date of the original filing of the Company’s Quarterly Report on Form 10-Q on November 14, 2005. For the convenience of the reader, the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 has been reproduced in its entirety.

ITEM 1. FINANCIAL STATEMENTS

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005 (As Restated, See Note 10)	2004 (As Restated, See Note 10)
ASSETS
Current assets:
Cash and cash equivalents	$832	$611
Marketable securities, at fair value	22,356	35,827
Accounts receivable (less allowance for doubtful accounts of $171 and $387 at September 30, 2005 and December 31, 2004, respectively)	61,075	41,091
Inventories (Note 2)	22,875	30,417
Due from related party (Note 1)	1,773	—
Other current assets	4,135	4,992
Total current assets	113,046	112,938
Property, plant and equipment, net	17,746	16,927
Deferred income taxes	836	264
Other long-term assets	2,789	2,658
Total assets	$134,417	$132,787
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: Revolving credit facility (Note 5)	$44,472	$40,250
Current portion of long-term debt (Note 6)	—	386
Accounts payable	18,827	14,010
Accrued expenses	11,006	11,054
Deferred income taxes and income taxes payable	7,367	13,429
Total current liabilities	81,672	79,129
Long-term debt, less current portion (Note 6)	3,215	3,122
Other long-term liabilities	18,417	17,842
Warrant	942	936
Minority interest in subsidiary	4,080	2,218
Mandatorily redeemable series A cumulative preferred stock (18,264 shares issued; 14,058 and 14,697 outstanding at September 30, 2005 and December 31, 2004, respectively) (Note 7)	5,302	5,545
Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	177	177
Common stock, $.10 par value; (50,000,000 authorized; and 25,160,833 and 24,670,054 shares issued at September 30, 2005 and December 31, 2004, respectively)	2,516	2,467
Capital in excess of par value	169,131	168,446
Accumulated other comprehensive income (loss)	117	(20)
Accumulated deficit	(57,128)	(52,955)
Treasury stock, at cost (10,896,914 and 10,929,985 shares at September 30, 2005 and December 31, 2004, respectively)	(93,661)	(93,705)
Receivable from stockholders	(363)	(415)
Total stockholders' equity	20,789	23,995
Total liabilities and stockholders' equity	$134,417	$132,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2005 (As Restated, See Note 10)	2004 (As Restated, See Note 10)
Net sales	$113,021	$80,354
Cost of goods sold	103,476	75,382
Gross profit	9,545	4,972
Selling, general and administrative expenses	5,812	7,432
Restructuring and other charges	435	875
Operating income (loss)	3,298	(3,335)
Interest expense	(1,086)	(770)
Other income (expense), net	111	3
Income (loss) before income taxes, minority interest and discontinued operations	2,323	(4,102)
Income tax benefit (expense)	(1,261)	1,185
Income (loss) before minority interest and discontinued operations	1,062	(2,917)
Minority interest in (income) loss of subsidiary	(276)	80
Income (loss) from continuing operations	786	(2,837)
Discontinued operations:
Loss from discontinued operations, net of taxes	—	(93)
Gain on sale of DNE, net of taxes of $10,275	—	19,088
Net income	786	16,158
Preferred stock dividends	(111)	(1,641)
Net income applicable to common stock	$675	$14,517
Net income (loss) per share of common stock:
Basic:
Income (loss) from continuing operations applicable to common stock	$0.04	$(0.33)
Loss from discontinued operation, net of taxes	—	(0.01)
Gain on sale of DNE	—	1.39
Net income per basic share of common stock	$0.04	$1.05
Weighted average shares outstanding (basic)	15,961	13,745

Diluted:
Income (loss) from continuing operations applicable to common stock	$0.03	$(0.33)
Loss from discontinued operations, net of taxes	—	(0.01)
Gain on sale of DNE	—	1.39

Net income per diluted share of common stock	$0.03	$1.05
Weighted average shares outstanding (diluted)	27,593	13,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2005 (As Restated, See Note 10)	2004 (As Restated, See Note 10)
Net sales	$300,665	$238,373
Cost of goods sold	283,812	216,635
Gross profit	16,853	21,738
Selling, general and administrative expenses	16,904	19,536
Restructuring and other charges	2,323	3,781
Operating loss	(2,374)	(1,579)
Interest expense	(3,007)	(2,056)
Other income (expense), net	23	148
Loss before income taxes, minority interest and discontinued operations	(5,358)	(3,487)
Income tax benefit	1,195	760
Loss before minority interest and discontinued operations	(4,163)	(2,727)
Minority interest in (income) loss of subsidiary	325	(83)
Loss from continuing operations	(3,838)	(2,810)
Discontinued operations:
Income from discontinued operations, net of taxes of $1,001	—	1,502
Gain on sale of DNE, net of taxes of $10,275	—	19,088
Net income (loss)	(3,838)	17,780
Preferred stock dividends	(335)	(1,928)
Net income (loss) applicable to common stock	$(4,173)	$15,852
Net income (loss) per share of common stock:
Basic and diluted:
Loss from continuing operations applicable to common stock	$(0.26)	$(0.37)
Income from discontinued operations, net of taxes	—	0.12
Gain on sale of DNE	—	1.48
Net income (loss) per basic and diluted share of common stock	$(0.26)	$1.23
Weighted average shares outstanding (basic and diluted)	15,790	12,893

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
Common stock
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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,838)	$17,780
Adjustments to reconcile net income (loss) to cash used for operating activities:
Gain on sale of DNE	—	(29,356)
Depreciation	964	867
Amortization of deferred debt issuance costs and accretion of debt discount	375	483
Compensation expense related to stock options and grants	605	1,488
Gain on sale of investments	(337)	(164)
Gain on sale of fixed assets	(253)	(316)
Loss on sale of subsidiary stock	946	—
Minority interest in income (loss) of subsidiary	(325)	83
Increase in fair value of warrant	6	250
Change in certain assets and liabilities:
Accounts receivable, net	(19,984)	(19,919)
Inventories, net	7,542	9,837
Other current and non-current assets	655	212
Accounts payable and accrued expenses	4,769	5,239
Current and deferred taxes	(6,728)	(296)
Other, net	575	(82)

Cash flows used for operating activities	(15,028)	(13,894)

Cash flows from investing activities:
Capital expenditures	(2,297)	(4,116)
Proceeds from sale of assets	1,035	680
Proceeds from sale of investments	15,264	9,776
Purchase of marketable securities	(1,705)	(38,287)
Proceeds from sale of DNE, net of transaction costs	—	38,150
Loan to affiliate (Note 1)	(1,773)	—

Cash flows provided by investing activities	10,524	6,203

Cash flows from financing activities:
Borrowings under revolving credit facilities, net	4,222	19,222
Repayments of long-term borrowings	(387)	(456)
Proceeds from sale of minority interest investment in subsidiary	1,241	—
Reverse - forward split	(17)	—
Dividends-preferred stock	(334)	(1,928)
Dividends - common stock	—	(4,949)
Other, net	—	(289)

Cash flows provided by financing activities	4,725	11,600

Net increase in cash and cash equivalents	221	3,909
Cash and cash equivalents at beginning of period	611	465

Cash and cash equivalents at end of period	$832	$4,374

Supplemental disclosures:
Cash paid for interest	$2,295	$1,521
Cash paid for income taxes, net of refunds	$4,988	$1,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments which are normal, recurring and necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Basis of presentation and description of business

The accompanying condensed consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The Company accounts for all affiliate companies with ownership greater than 20%, but not majority-controlled, using the equity method of accounting.

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

On December 11, 2002, Alpine, through Alpine Holdco Inc. ("Alpine Holdco") a newly formed, wholly-owned subsidiary of Alpine, acquired the following assets and securities from Superior TeleCom Inc., now known as Superior Essex Inc. (“Superior”): (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which is currently owned and operated by Essex Electric a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, Inc. ("DNE Systems") a manufacturer of multiplexers and other communications and electronic products; and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd., which together owned approximately 47% (at that time) of Superior Israel, the largest Israeli-based producer of wire and cable products. This acquisition is referred to as the "Electrical Acquisition." The aggregate purchase price was approximately $87.4 million in cash (including $2.5 million of out-of-pocket costs) plus the issuance of a warrant (the “Warrant”) to Superior to purchase 199 shares of the common stock of Essex Electric at the purchase price of $2,788.95 per share. The Warrant is recorded as a long term liability in the condensed consolidated balance sheet and evaluated and adjusted to fair value on a quarterly basis. The Company recorded a $0.4 million expense in other income (expense) during the third quarter of 2005, which offset $0.4 million of income recorded in the first quarter of 2005. There was no adjustment to the Warrant during the third quarter of 2004 and there was a $0.3 million charge to expense to increase the Warrant for the nine month period ended September 30, 2004. The Warrant is exercisable during the 30 day period prior to its expiration on December 11, 2007 or upon the earlier occurrence of certain specified transactions generally involving a change in control of or a sale of the assets of Alpine Holdco or Essex Electric.

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

On September 30, 2005, Essex Electric entered into an agreement to sell substantially all of the assets of its electrical wire business (the “Essex Electric Sale”) to the Southwire Company (“Southwire”). The agreement provides for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected current liabilities related to the business. Essex Electric will retain substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale are cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation services both Essex Electric’s internal requirements for scrap processing, as well as outside customers. The purchase price is the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets. The sale is subject to approval by shareholders of Alpine and is currently expected to close in early 2006. The net assets to be disposed of do not meet all of the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for assets to be classified as held for sale or discontinued operations due to the requirement that the stockholders must approve the Essex Electric Sale.

Marketable securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders’ equity or income (loss) net of related income taxes, respectively. All of the Company’s investment securities were classified as available for sale at December 31, 2004. During the quarter ended September 30, 2005, $0.5 million of securities were classified as held to maturity as the Company intends to hold these investments to maturity. Since such maturity date is beyond one year from the date of the condensed consolidated balance sheet these securities are classified as long-term assets as of September 30, 2005. Since these securities were previously classified as available for sale, the Company had recorded a $60K unrealized loss to other comprehensive income that is being amortized over the life of the securities. All other securities held as of September 30, 2005 have been classified as available for sale.

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

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share amounts)

Net income, as reported	$786	$16,158
Add stock-based employee compensation expense included in reported net income (loss), net of tax	259	104
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(137)

Pro forma net income	752	16,125

Preferred stock dividends	(111)	(1,641)
Proforma net income applicable to common stock	$641	$14,484
Net income per share:
Basic - as reported	$0.04	$1.05
Basic - pro forma	$0.04	$1.05
Diluted - as reported	$0.03	$1.05
Diluted - pro forma	$0.03	$1.05

Nine Months Ended September 30,
2005	2004
(in thousands, except per share amounts)

Net income (loss), as reported	$(3,838)	$17,780
Add stock-based employee compensation expense included in reported net income (loss), net of tax	351	933
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(485)	(1,143)

Pro forma net income (loss)	(3,972)	17,570

Preferred stock dividends	(335)	(1,928)
Proforma net income (loss) - applicable to common stock	$(4,307)	$15,642

Net income (loss) per share:
Basic and diluted - as reported	$(0.26)	$1.23
Basic and diluted - pro forma	$(0.27)	$1.21

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

Derivatives

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company has in the past engaged in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges and the underlying exposure being hedged are adjusted to fair value and are recorded in the condensed consolidated statements of operations in the same line item. Changes in the fair value of non-designated derivative contracts are reported in current earnings.

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

Recent accounting standards

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

2. Inventories

At September 30, 2005 and December 31, 2004, the components of inventories were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)

Raw materials	$5,506	$15,169
Work in process	5,130	5,476
Finished goods	34,925	31,981

	45,561	52,626
LIFO reserve	(22,686)	(22,209)

	$22,875	$30,417

The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at the same time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation. During the three and nine months ended September 30, 2005, the Company recorded an estimated LIFO decrement of $1.6 and $6.0 million, respectively, to cost of goods sold.

3. Comprehensive income (loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,
	2005	2005
	(in thousands)

Net income	$786	$16,158
Change in unrealized losses on securities, net of tax	(46)	(155)

Comprehensive income (loss)	$740	$16,003

Nine Months Ended
September 30,
2005	2005
(in thousands)

Net income (loss)	$(3,838)	$17,780
Change in unrealized losses on securities, net of tax	137	(249)

Comprehensive income (loss)	$(3,701)	$17,531

4. Restructuring and other charges

During the three and nine month periods ended September 30, 2005 and 2004, the Company recorded $0.4 and $2.3 million for 2005 and $0.9 and $3.8 million for 2004, respectively, of restructuring and other charges. The 2005 charges included $0.8 million of employee related costs from the announced closing of Essex Electric’s Anaheim, CA operation. Additional costs associated with the
Anaheim closure, such as facility exit and transition costs, will be expensed as incurred during the remainder of 2005. The remaining restructuring charges incurred during 2005 were $1.5 million, consisting of cost related to the wind down of other Essex Electric facilities previously closed, idled warehouse space within existing distribution warehouses resulting from restructuring the business, and other miscellaneous expense related to the Company’s restructuring.

The following table illustrates the restructuring reserve and the 2005 related activities:

	December 31, 2004	Charges	Payments	September 30, 2005
		(in thousands)

Employee related costs	$—	$800	$589	$211
Facility exit costs	—	392	392	—
Equipment and inventory relocation costs and other costs	—	1,131	1,131	—

	$—	$2,323	$2,112	$211

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

6. Long-term debt

At September 30, 2005 and December 31, 2004, long-term debt consists of the following:

September 30, 2005	December 31, 2004
(in thousands)

6% Junior Subordinated Notes, net of $1.0 and $1.1 million discount, respectively	$3,215	$3,122
Other	—	386

	3,215	3,508
Less current portion of long-term debt	—	386

	$3,215	$3,122

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

8. Income (loss) per share

The computation of basic and diluted income (loss) per share for the three months ended September 30, 2005 and 2004 is as follows:

			Three Months Ended September 30,
		2005			2004
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount

Basic earnings (loss) per share
Income (loss) from continuing operations	$786	15,961	$0.05	$(2,837)	13,745	$(0.21)
Adjustments:
Preferred stock dividends	(111)	15,961	(0.01)	(1,641)	13,745	(0.12)

Income (loss )attributable to common stock from continuing operations	$675	15,961	$0.04	$(4,478)	13,745	$(0.33)
Gain on sale of DNE, net of tax				19,088	13,745	1.39
Income (loss) from discontinued operations				(93)	13,745	(0.01)

Net income applicable to common stock per basic common share	$675	15,961	$0.04	$14,517	13,745	$1.05

		Three Months Ended September 30,
	2005			2004
Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount

Diluted earnings (loss) per share
Basic shares outstanding	15,961
Effect of dilutive securities
Restricted stock plans	422
Stock option plans	716
Convertible preferred stock	10,494

Income (loss )attributable to common stock from continuing operations	$786	27,593	$0.03	$(4,478)	13,745	$(0.33)
Gain on sale of DNE, net of tax				19,088	13,745	1.39
Income (loss) from discontinued operations				(93)	13,745	(0.01)
Net income applicable to common stock per diluted common share	$786	27,593	$0.03	$14,517	13,745	$1.05

The computation of basic and diluted income (loss) per share for the nine months ended September 30, 2005 and 2004 is as follows:

		NineMonths Ended September 30,
	2005			2004
Net (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount

Basic and diluted earnings (loss) per share
Loss from continuing operations	$(3,838)	15,790	$(0.24)	$(2,810)	12,893	$(0.22)
Adjustments:
Preferred stock dividends	(335)	15,790	(0.02)	(1,928)	12,893	(0.15)
Loss attributable to common stock from continuing operations	$(4,173)	15,790	$(0.26)	$(4,738)	12,893	$(0.37)
Gain on sale of DNE, net of tax				19,088	12,893	1.48
Income (loss) from discontinued operations				1,502	12,893	0.12
Net income (loss) applicable to common stock per basic common share	$(4,173)	15,790	$(0.26)	$15,852	12,893	$1.23

Diluted earnings per share for the three month period ended September 30, 2005 excludes the effect of 0.1 million stock options that may be exercised in the future, because such effect would have been antidilutive. The Company has excluded the assumed conversion of all stock options (1.5 million), restricted stock grants (0.8 million) and convertible preferred stock (14,277 preferred shares convertible into 10.5 million common shares) from the Company’s earnings per share calculation for the nine month periods ended September 30, 2005 and the assumed conversion of all stock options (1.5 million), restricted stock grants (0.9 million) and convertible preferred stock (14,711 preferred shares convertible into 10.9 million common shares) from the Company’s earnings per share calculation for the three and nine month periods ended September 30, 2004, as the impact would be anti-dilutive due to the loss from continuing operations for those periods. The Warrant issued in connection with the Electrical Acquisition has not been included in the computation of diluted income (loss) per share for all periods presented, as the impact would be immaterial or anti-dilutive.

9. Business segments

The Company's reportable segments prior to second quarter 2004 consisted of electrical wire (Alpine's 84% owned subsidiary, Essex Electric) and communications and electronic products (DNE). During the second quarter 2004, the Company classified the communications and electronic products segment as discontinued operations and the business was sold during the third quarter of 2004. See Note 1 for additional information about the Company’s discontinued operations. Subsequent to the DNE Sale the Company has only one business segment.

10. Restatement Due to Reclassification

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2005, the Company determined that the electrical wire business, previously presented as discontinued operations, should have been classified as continuing operations due to the pending stockholder approval required to authorize the sale of the assets of the business. As a result, the accompanying condensed consolidated financial statements have been restated from amounts previously reported. The Company’s net income (loss), stockholders’ equity and cash flows are not affected by the restatement. A summary of the significant effects of the restatement is as follows:

	September 30, 2005		December 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

As of:
Accounts receivable	$912	$61,075	$1,599	$41,091
Inventories	147	22,875	39	30,417
Current assets of discontinued operations	83,621	—	71,647	—
Other current assets	3,405	4,135	3,215	4,992
Property, plant and equipment, net	1,240	17,746	1,419	16,927
Deferred income taxes	2,866	836	2,654	264
Assets of discontinued operations	17,382	—	—	—
Other long term assets	1,913	2,789	1,505	2,658
Revolving credit facility	—	44,472	—	40,250
Accounts payable	275	18,827	38	14,010
Accrued expenses	2,585	11,006	3,366	11,054
Current liabilities of discontinued operations	76,746	—	68,254	—
Deferred income taxes and income taxes payable	2,066	7,367	7,085	13,429
Other long term liabilities	18,381	18,417	17,761	17,842
Liabilities of discontinued operations	3,008	—	3,406	—

	September 30, 2005		September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

For the three months ended:
Net sales	$3,160	$113,021	$3,403	$80,354
Cost of goods sold	3,066	103,476	3,323	75,382
Gross profit	94	9,545	80	4,972
Selling, general and administrative expenses	997	5,812	2,368	7,432
Restructuring and other charges	—	435	314	875
Operating income (loss)	(903)	3,298	(2,602)	(3,335)
Interest expense	(211)	(1,086)	(183)	(770)
Other income (expense), net	474	111	(213)	3
Income (loss) before income taxes, minority interest and discontinued operations	(640)	2,323	(2,998)	(4,102)
Income tax benefit (expense)	76	(1,261)	637	1,185
Income (loss) before minority interest and discontinued operations	(564)	1,062	(2,361)	(2,917)
Minority interest in (income) loss of subsidiary	(19)	(276)	(8)	80
Loss from continuing operations	(583)	786	(2,369)	(2,837)
Income (loss) from discontinued operations, net of taxes	1,369	—	(561)	(93)

Net income (loss) per share:
Continuing operations	$(0.04)	$0.03	$(0.30)	$(0.33)
Discontinued operations	$0.08	—	$(0.04)	$(0.01)

September 30, 2005		September 30, 2004
As Previously Reported	As Restated	As Previously Reported	As Restated

For the nine months ended:
Net sales	$9,465	$300,665	$7,249	$238,373
Cost of goods sold	9,111	283,812	7,058	216,635
Gross profit	354	16,853	191	21,738
Selling, general and administrative expenses	2,744	16,904	4,930	19,536
Restructuring and other charges	—	2,323	314	3,781
Operating loss	(2,390)	(2,374)	(5,053)	(1,579)
Interest expense	(614)	(3,007)	(536)	(2,056)
Other income (expense), net	9	23	(361)	148
Loss before income taxes, minority interest and discontinued operations	(2,995)	(5,358)	(5,950)	(3,487)
Income tax benefit (expense)	255	1,195	1,743	760
Loss before minority interest and discontinued operations	(2,740)	(4,163)	(4,207)	(2,727)
Minority interest in (income) loss of subsidiary	100	325	151	(83)
Loss from continuing operations	(2,640)	(3,838)	(4,056)	(2,810)
Income (loss) from discontinued operations, net of taxes	(1,198)	—	2,748	1,502

Net income (loss) per share:
Continuing operations	$(0.19)	$(0.26)	$(0.46)	$(0.37)
Discontinued operations	$(0.07)	—	$0.21	$0.12

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

On September 30, 2005, Essex Electric entered into an agreement to sell substantially all of the assets of its electrical wire business (the “Essex Electric Sale”) to the Southwire Company (“Southwire”). The agreement provides for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected current liabilities related to the business. Essex Electric will retain substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale are cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation services both Essex Electric’s internal requirements for scrap processing, as well as outside customers. The purchase price is the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets. The sale is subject to approval by shareholders of Alpine and is currently expected to close in early 2006

Impact of Copper Price Fluctuations on Operating Results

Copper is one of the principal raw materials used by Essex Electric. Fluctuations in the price of copper affect per unit product pricing and related revenues. Historically, the cost of copper has not had a material impact on profitability as the Company, in most cases, had the ability to adjust prices billed for its products to properly match the copper cost component of its inventory shipped. However, during most of the first half of 2005 because of a more competitive pricing environment in the building wire market, reduced demand, uncertainty accompanying the volatility of market copper prices and increased raw material costs for non-copper products, average unit selling prices did not increase sufficiently to offset the higher copper prices and non-copper raw material costs. Since the selling price to the customer is one all-inclusive price and copper is not priced separately, it is not possible to separately quantify the impact of copper and other non-copper raw material price fluctuations on selling prices relative to the overall selling price of the product. Building wire market pricing did improve during the latter portion of the third quarter of 2005 relative to the second quarter of 2005 and continued to improve into the fourth quarter.

Results of Operations—Three Month Period Ended September 30, 2005 as Compared to the Three Month period Ended September 30, 2004

Consolidated sales for the three month period ended September 30, 2005 were $113.0 million, an increase of 40.5% compared to sales of $80.4 million for the three month period ended September 30, 2004. The comparative sales increase was due to an 11% increase in shipments of electrical wire by Essex Electric at significantly increased average selling prices. The increase in selling prices was driven by a 32% increase in average copper prices between the two periods (copper costs currently represent over 75% of the Company’s cost of goods sold) and improved price margins because of strengthening demand in the third quarter of 2005.
Gross profit for the three month period ended September 30, 2005 was $9.5 million (a gross margin of 8.4% of sales), an increase of $4.5 million as compared to gross profit of $5.0 million (a gross margin of 6.2% of sales) for the three month period ended September 30, 2004. The increased margin was due primarily to the aforementioned improvement in selling prices in excess of the increase in copper costs, primarily because of the improved building wire market environment. Margins were also favorably impacted by manufacturing cost, productivity and efficiency improvements. The Company also recorded an estimated LIFO decrement credit to cost of goods sold of $1.6 million during the three months ended September 30, 2005 compared to a $0.7 million decrement for the comparable period in 2004.

Selling, general and administrative expense for the three month period ended September 30, 2005 was $5.8 million, (a decrease of 21.6%), as compared to $7.4 million for the three months ended September 30, 2004. The decrease is due primarily to reduced operating costs, commission expense and amortization of deferred stock compensation.

Restructuring and other charges at Essex Electric of $0.4 million for the three month period ended September 30, 2005 consisted primarily of costs associated with the wind down of operations and the relocation of equipment and inventory related to the closure of Essex Electric’s Anaheim, California manufacturing facility that was announced in the first quarter of 2005.

The Company's operating income for the three month period ended September 30, 2005 was $3.3 million, compared to an operating loss of $3.3 million for the comparable 2004 period, due primarily to the aforementioned margin improvement and reduced selling general and administrative expenses.

Interest expense for the three month period ended September 30, 2005 was $1.1 million, an increase of $0.3 million from the same prior year period. Average borrowings increased $9.7 million in the third quarter of 2005 compared to the third quarter of 2004, due primarily to the impact of higher copper prices on working capital.

The effective tax rate for the third quarter of 2005 was 54.3% compared to 28.9% for the third quarter of 2004. The increase in the effective rate was due primarily to the impact of certain permanent tax expense items and the interest accrued on the tax contingency on the pre-tax income position for the third quarter of 2005 versus the effect of similar items on the pre-tax loss position for the third quarter of 2004.

Results of Operations— Nine Month Period Ended September 30, 2005 as Compared to the Nine Month period Ended September 30, 2004

Consolidated sales for the nine month period ended September 30, 2005 were $300.7 million, an increase of 26.1% compared to sales of $238.4 million for the nine month period ended September 30, 2004. The comparative sales increase was due to increased shipments of electrical wire by Essex Electric at higher average selling prices. The increase in selling prices was driven by a 26% increase in average copper prices between the two periods. Although average selling prices increased approximately 13% in the nine month period of 2005 compared to the nine month period of 2004, average copper prices increased 25% for the comparable time periods. The higher copper prices were not fully recoverable because of competitive pressures in the building wire markets in the first half of 2005 compared with the first half of 2004, however some of this shortfall was recovered with improved pricing in the third quarter of 2005 compared with the same period in 2004.

Gross profit for the nine month period ended September 30, 2005 was $16.9 million (a gross margin of 5.6% of sales), a decrease of $4.9 million as compared to gross profit of $21.7 million (a gross margin of 9.1% of sales) for the nine month period ended September 30, 2004. The decreased margin was due primarily to a more competitive pricing environment in the first half of 2005 compared to the first half of 2004. In addition, polyvinyl chloride (PVC) resin and nylon costs increased approximately 16% and 36%, respectively, in the nine month period of 2005 compared with the nine month period of 2004 due primarily to higher oil prices. These increased costs were not fully passed on by way of higher selling prices, due to the aforementioned competitive pricing pressures in the first half of 2005 and were only partially offset by cost, productivity and efficiency improvements. The Company also recorded an estimated LIFO decrement credit to cost of goods sold of $6.0 million during the nine months ended September 30, 2005, compared to a $1.5 million decrement for the comparable period in 2004.

Selling, general and administrative expense for the nine month period ended September 30, 2005 was $16.9 million, (a decrease of 13.5%), as compared to $19.5 million for the nine months ended September 30, 2004. The decrease is due primarily to reduced operating costs and commission expense and reduced amortization of deferred stock compensation and variable stock option expense.

Restructuring and other charges at Essex Electric of $2.3 million for the nine month period ended September 30, 2005 consisted primarily of severance and other costs associated with the closure of Essex Electric’s Anaheim, California manufacturing facility ($1.5 million) that was announced in the first quarter of 2005. These charges were $1.5 million lower than the same period of 2004. The 2004 charges consisted primarily of $1.6 million related to the relocation and installation of certain equipment from closed facilities into the Florence, Alabama manufacturing location, $1.0 million for costs associated with starting up the new manufacturing processes at Florence and freight to relocate displaced products and $0.8 million in facility costs related to idled warehousing space.

The Company's operating loss for the nine month period ended September 30, 2005 was $2.4 million compared to an operating loss of $1.6 million for the comparable 2004 period due primarily to the comparative decline in relative market prices and increased non-copper raw material costs partially offset by lower selling, general and administrative costs and lower restructuring and other charges.

Interest expense for the nine month period ended September 30, 2005 was $3.0 million, an increase of $1.0 million from the same prior year period. Average borrowings increased $12.9 million in the nine month period of 2005 compared to the nine month period of 2004, due primarily to the impact of higher copper prices on working capital.

The effective tax rate for the nine months of 2005 was 22.3% compared to 21.8% for the nine months of 2004. The relatively low effective rates for both periods was due primarily to the impact of permanent tax differences and interest on the tax contingency.

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

Effective concurrently with the consummation of the DNE Sale (see Note 1 to the condensed consolidated financial statements) on July 29, 2004, the lenders, released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies".

Alpine believes that existing cash and cash equivalents, cash provided by and/or used for operations and working capital management of its Essex Electric subsidiary, together with borrowings available under the Revolving Credit Facility will be sufficient to meet the capital needs of the Companies. Assuming that the Company’s shareholders approve the Essex Electric Sale, it is expected that a portion of the proceeds from such sale, once consummated, will be used to liquidate or substantially reduce the Revolving Credit Facility, at which time the Revolving Credit Facility would be terminated or significantly amended.

Alpine Corporate
On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share on its common stock, $0.10 par value per share (the “Common Stock”) and a special dividend of $103.65 per share on its Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company, the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company established, but did not yet pay, a total deemed dividend of $0.9 million, $0.6 million of which was recorded to compensation expense during 2004 and $0.08 million in 2005. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily relates to interest rates and copper futures used to minimize the price risk associated with copper prices related to the Essex Electric business which has been classified as a discontinued operation in the condensed consolidated financial statements. The cost of copper, Essex Electric’s most significant raw material, has been subject to significant volatility over the past several years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on form 10-Q. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter, or (except as set forth below) subsequent to September 30, 2005 through the date hereof, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As described in the Explanatory Note hereto, subsequent to the period covered by this report, management of the Company determined that the previously issued financial statements contained in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 should be amended and restated to effect the reclassification to discontinued operations described in Note 10 to the accompanying unaudited condensed financial statements of the Company. The Company has implemented additional procedures to assure appropriate classification of operations as discontinued or continuing, principally the use of written checklists containing action items to be completed and initialed by the Company’s Chief Financial Officer and general counsel involving the review of all conditions to the future completion of pending divestiture transactions and the effect of such conditions on appropriate classification as continued or discontinued operations.

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

THE ALPINE GROUP, INC.
Date: December 6, 2005	By:	/s/ David A. Owen David A. Owen Chief Financial Officer (duly authorized officer and principal financial and accounting officer)