Form 10-K
period 2005-12-31
ALPINE GROUP INC /DE/
filed 2006-03-31
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

At June 30, 2005, the registrant had 15,934,514 shares of common stock, par value $.10 per share outstanding. The aggregate market value of the outstanding shares of common stock held by non-affiliates of the registrant on such date was approximately $ 18.8 million based on the closing price of $1.67 per share of such common stock as of June 30, 2005.

At March 28, 2006, the registrant had 16,871,833 shares of common stock, par value $.10 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1.  Business

The Alpine Group, Inc. (together with its subsidiaries, unless the context otherwise requires, "Alpine" or the "Company") is a holding company which over the past several years has owned controlling equity interests in industrial businesses that have been operated as subsidiaries, including PolyVision Corporation ("PolyVision"), Premier Refractories International Inc. ("Premier"), Superior TeleCom Inc. ("Superior") and DNE Systems, Inc. (“DNE Systems”). At December 31, 2005, Alpine owned approximately 84% of Essex Electric Inc. ("Essex Electric"), which was engaged in the manufacture and sale of electrical wire and cable. On September 30, 2005, Essex Electric entered into an agreement to sell certain of the assets of Essex Electric comprising its building wire business (the “Essex Electric Sale”). In January 2006, Alpine acquired the 16% minority interest in Essex Electric. Essex Electric completed the sale to Southwire Company (“Southwire”) on January 31, 2006. At December 31, 2005, Alpine owned 46% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products.

The agreement with Southwire provided for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected liabilities, related to the business. Essex Electric retained substantially all of its other liabilities, including the indebtedness under its revolving credit facility. Excluded from the sale were cash, cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The purchase price payable to Essex Electric was the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets less certain liabilities.

After the close of the Essex Electric Sale, Essex Electric’s operations include the scrap reclamation plant in Jonesboro, Indiana and the plastic resin compounding plant in Marion, Indiana. Additionally, the Company has agreed to increase its investment in Superior Cables Ltd., the largest Israel based wire and cable manufacturer (see Note 23 to the consolidated financial statements) and will continue to explore and consider utilizing its available liquid assets for a range of investments and business acquisitions.

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

The Alpine Group, Inc.

The following information addresses the continuing operations of Alpine as of December 31, 2005 consisting of Essex Electric and an equity method investment in Superior Cables Ltd. As previously described, certain of the assets of Essex Electric comprising its building wire business were sold as of January 31, 2006.

Superior Cables Ltd.

In December 2002, the Company, through its wholly owned subsidiaries, acquired a 47% equity method investment in Superior Cables Ltd. As a result of the exercise of certain employee stock options since that time, the Company’s current interest in Superior Cables Ltd. is 46%. Superior Cables Ltd. is the largest Israeli wire and cable manufacturer and its shares are traded on the Tel Aviv Stock Exchange. See Note 23 - Subsequent Events to the Alpine consolidated financial statements for a description of the proposed Superior Cables Ltd. share purchase and certain related transactions.

Essex Electric

As of December 31, 2005, Essex Electric manufactured, sold and/or distributed a complete line of building wire products. Building wire products include a wide variety of thermoplastic and thermoset insulated wires for the commercial and industrial construction markets and service entrance cable, underground feeder wire and nonmetallic jacketed wire and cable for the residential construction market. These products are generally installed behind walls, in ceilings and underground.

Essex Electric sold its electrical wire and cable products through manufacturers' representatives, as well as a small internal sales group. Its customer base was large and diverse, consisting of consumer product retailers, hardware wholesalers and wholesale electrical and specialty distributors. One customer (Home Depot) accounted for 20% and 23% of Essex Electric's net sales in 2005 and 2004, respectively. Essex Electric served its customers through strategically located regional distribution centers ("RDCs"). These RDCs provided for centralized stocking of "off-the-shelf" building wire products. Essex Electric operated three leased RDCs located in Georgia, California and Indiana at December 31, 2005.

Raw Materials

The principal raw material used by Essex Electric in the manufacture of its wire products is copper rod and, to a lesser extent, plastics such as polyethylene and polyvinyl chloride. Essex Electric purchases copper rod from various copper producers and metal merchants. Copper is a commodity and is therefore subject to price volatility. Fluctuations in the cost of copper are generally passed along to the customer however depending upon the supply and demand dynamics in the building wire marketplace, such copper cost fluctuations may not always be matched in end product selling prices. Additionally, COMEX fixed price futures contracts are used, to a limited extent, to manage commodity price risk.

Competition

The market for electrical wire products is highly competitive. As of December 31, 2005, four companies, including Essex Electric, manufactured approximately 75% of the total domestic U.S. building wire production. Essex Electric was subject to strong competition in many markets on the basis of price, delivery time, customer service and ability to meet specialty needs.

Backlog

As of December 31, 2005, Essex Electric had no significant backlog, as finished goods are generally stocked to meet customer demand on a just-in-time basis.

Research and Development

Essex Electric conducted limited research and development activities. These activities were focused on the development of improved compounds that were used as insulation and jacketing materials. During 2005, total research and development expenses related to the electrical wire business were less than 1% of sales.

Export Sales

The Company had no export sales in 2005 or 2004 and $0.5 million in 2003.

Employees

As of December 31, 2005, the Company employed approximately 410 employees, substantially all of which were employees of Essex Electric. Approximately 360 employees were or will be terminated, some of which were rehired by Southwire, in connection with the Essex Electric Sale (see Note 22 to the Alpine consolidated financial statements). Approximately 30 persons employed by the Company at December 31, 2005 are represented by unions. Collective bargaining agreements expire in 2007. The Company considers relations with its employees to be satisfactory.

Environmental Matters

The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of Alpine or its business, financial condition, liquidity or results of operations. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of Alpine. No material expenditures for environmental matters relating to Alpine's current businesses were made in 2005, 2004 and 2003.

Item 1A.  Risk Factors

Our success depends on key members of our management, the loss of whom could adversely affect our business.

Our success depends largely on the efforts and abilities of key management employees, particularly our Chief Executive Officer. The loss of the services of key personnel or the inability to attract qualified employees could have a material adverse effect on our business and financial results.

Unspecified Industry and Acquired Business; Unascertainable Risks

As previously discussed, following the completion of the Essex Electric Sale on January 31, 2006, the continuing operations of our Company consist of a compounding operation in Marion, Indiana, and a copper scrap reclamation operation in Jonesboro, Indiana, and the equity investment in our 46% owned affiliate Superior Cables Ltd. During February 2006, our Company entered into agreements, which if completed, will result in our increasing our investment and ownership interest in Superior Cables Ltd. Additionally, we will continue to explore and consider utilizing our available liquid assets for a range of investment and business acquisitions. However, no specific investment or acquisition opportunities have been identified. Accordingly, our shareholders currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may invest or acquire. To the extent that our Company may acquire or invest in a business in a high-risk industry, our Company will become subject to those risks. Similarly, if our Company acquires or invests in a financially unstable business or a business that is in the early stages of development, our Company will become subject to the risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

The liquidity of our common stock may be adversely affected by completion of our tender offer.

Our common stock is currently quoted on the OTC Bulletin Board and average daily trading volume for the six-month period between July 1, 2005 and December 31, 2005 was approximately 48,000 shares. On March 1, 2006, we commenced a modified “Dutch Auction” tender offer, which will expire on April 3, 2006, unless extended, (see Note 23 to the consolidated financial statements). We agreed to purchase up to 6 million shares of our common stock tendered in response to the offer, representing approximately 36.3% of our outstanding common shares and, assuming conversion of all of our outstanding Series A Preferred stock, 22.3% of such common shares. The tender offer is subject to a number of terms and conditions described in the related offering materials. Completion of the purchase in accordance with the terms of our offer will significantly reduce our public float (the number of shares owned by non-affiliate stockholders and available for trading in the securities market) and could adversely affect the liquidity of our common stock.

As a result of the change in our investment holdings, following completion of the Essex Electric Sale, we are relying on an exemption from the definition of “investment company” that will require us to take action with respect to our investments within one year. If we do not make the required changes to our investment holdings, we could be required to register as an investment company with significant restrictions on our business.

The regulatory scope of the federal Investment Company Act, which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to companies that do not intend to be characterized as an investment company but which, nevertheless, may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. In general, unless exclusion applies, a company is an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. We do not intend and do not consider our company to be an investment company and our anticipated activities involve exploring the acquisition of one or more operating businesses. However, from the time of the sale of the building wire assets of Essex Electric and the collection of its retained accounts receivable, the composition of our investment portfolio has caused us to fall within the definition of an investment company. Therefore, we are now relying on a one-year temporary exclusion for companies that are in transition and that have a bona fide intent to be engaged primarily in a business other than investing in securities as soon as possible, but in any event within one year.

If by February 28, 2007, we are deemed to be an investment company, our activities would be restricted, including restrictions on the nature of our investments and the issuance or repurchase of securities. We would most likely be required to register under the Investment Company Act and file reports, and adopt corporate governance rules including significant reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event we were deemed to be an investment company, our failure to satisfy such regulatory requirements could have a material adverse effect on us.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The following table sets forth the properties utilized by Alpine as of December 31, 2005.

OPERATION	LOCATION	SQUARE FOOTAGE	LEASED/ OWNED

Essex Electric
Manufacturing	Florence, Alabama* Florence, Alabama* Florence, Alabama* Florence, Alabama* Florence, Alabama* Jonesboro, Indiana Marion, Indiana	263,000 20,000 30,500 7,000 7,000 56,000 50,000	Owned Leased (expires 2006) Leased (expires 2006) Leased (monthly) Leased (monthly) Owned Owned

Regional Distribution Centers	Columbia City, Indiana* McDonough, Georgia* Ontario, California*	228,800 232,000 99,430	Leased (expires 2006) Leased (expires 2009) Leased (expires 2007)

Offices	Fort Wayne, Indiana	15,000	Leased (expires 2007)

Alpine	East Rutherford, New Jersey	5,900	Leased (expires 2014)

*These locations were either sold or otherwise reclassified to discontinued operations at the closing of the Essex Electric Sale on January 31, 2006.

The Company believes that as of December 31, 2005 its Essex Electric facilities were generally suitable and adequate for its business operations and administration and serving customers’ requirements. In 2005 and 2004 the utilization of the Company’s facilities was consistent with industry demand and, in the view of management, was satisfactory. During 2005, the primary manufacturing facilities were operated on a 24 hours per day schedule on either a five or seven day per week basis.

During 2005, Essex Electric donated land and building at a former manufacturing site in Orleans, IN to the Business Reform Foundation.

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

Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed or retained liabilities governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediation of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. On-site contamination at certain of these facilities is the result of historic activities and past operations. Alpine has two sites and Essex Electric has one site which are currently involved in separate environmental investigations that will likely result in certain remedial activities being required under the oversight of two state environmental regulatory agencies. Off-site liabilities may include clean-up responsibilities and response costs incurred by others at various sites, under federal or state statutes, for which the Company may be liable to the United States Environmental Protection Agency, or to state environmental agencies, or others as a Potentially Responsible Party or the equivalent.

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

None

PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Alpine's common stock, $0.10 per share par value (the “Common Stock”) traded on the OTC Bulletin Board under the symbol ALPG during 2004. In conjunction with the reverse/forward split of the Common Stock (see note (d) below), as of January 10, 2005 the NASDAQ assigned the Common Stock the new trading symbol of APNI.OB. The following table sets forth the range of high and low daily closing sales prices for the Common Stock for the years ended December 31, 2005 and 2004.

Year Ended December 31, 2005:
First Quarter ended March 31, 2005	$2.60	$1.78
Second Quarter ended June 30, 2005	1.98	1.45
Third Quarter ended September 30, 2005	2.91	1.45
Fourth Quarter ended December 31, 2005	2.69	1.95
Year Ended December 31, 2004:
First Quarter ended March 31, 2004	$1.85	$0.90
Second Quarter ended June 30, 2004	3.59	1.80
Third Quarter ended September 30, 2004	3.15	2.65
Fourth Quarter ended December 31, 2004	2.76	2.00

(b)	Holders

At March 28, 2006, there were 16,871,883 shares of Common Stock issued and outstanding, and approximately 340 record holders thereof (exclusive of beneficial owners of shares held in street name or other nominee form)

The Company's transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY.

(c)	Dividends

The Company paid dividends of $0.4 million and $0.5 million in 2005 and 2004, respectively on the Series A Preferred Stock. On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share on the Common Stock and a special dividend of $103.65 per share on the Series A Preferred Stock to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the special dividend in respect of the Common Stock was reduced to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Any payment of future cash dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors.

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

Item 6.   Selected Financial Data

HISTORICAL FINANCIAL DATA

Set forth below are certain selected historical consolidated financial data of Alpine. This information should be read in conjunction with the consolidated financial statements of Alpine and related notes thereto appearing elsewhere herein and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected historical consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2005, are derived from the audited consolidated financial statements of Alpine.

	Year Ended December 31,
	2005	2004(5)	2003(5)	2002(1)(5)	2001
	(in millions, except per share data)
Statement Of Operations Data:
Net sales	$447.8	$315.9	$302.1	$1,364.0	$1,716.3
Cost of goods sold	406.6	296.3	286.9	1,208.8	1,454.2
Gross profit	41.2	19.6	15.2	155.2	262.1
Selling, general and administrative expenses	25.6	25.0	31.6	132.9	149.5
Restructuring and other charges	3.1	3.9	13.6	36.5	10.7
(Gain) loss on asset sale and impairments	(0.1)	0.3	0.6	463.7	—
Amortization of goodwill (2)	—	—	—	—	21.2
Operating income (loss)	12.6	(9.6)	(30.6)	(477.9)	80.7
Interest expense	(4.3)	(3.0)	(3.7)	(104.8)	(119.2)
Gain on cancellation of investment in Superior (3)	—	—	854.3	—	—
Loss on investments in securities	—	—	—	(4.1)	(33.8)
Other income (expense) net (4)	(0.9)	(0.3)	0.1	0.6	6.8
Income (loss) from continuing operations before income taxes, distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, income from discontinued operations extraordinary item, and cumulative effect of accounting change	7.4	(12.9)	820.1	(586.2)	(65.5)
(Provision) benefit for income taxes (4)	(1.7)	5.3	10.7	95.3	23.1
Income (loss) from continuing operations before distributions on preferred securities of subsidiary trust, minority interest, equity in earnings of affiliate, income from discontinued operations, extraordinary item and cumulative effect of accounting change	5.7	(7.6)	830.8	(490.9)	(42.4)
Distributions on preferred securities of subsidiary trust	—	—	—	(15.2)	(15.4)

(Continued)

	Year Ended December 31,
	2005	2004(5)	2003(5)	2002(1)(5)	2001

Income (loss) from continuing operations before minority interest, equity in earnings of affiliate, income from discontinued operations, extraordinary item and cumulative effect of accounting change	$5.7	$(7.6)	$830.8	$(506.1)	$(57.8)

Minority interest in (income) losses of subsidiaries, net	(1.1)	0.4	0.5	3.5	17.1
Equity in (earnings) losses of affiliate	—	—	(0.1)	(0.1)	1.3
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	4.6	(7.2)	831.2	(502.7)	(39.4)
Gain on sale of DNE Systems, net of tax	—	19.1	—	—	—
Income from discontinued operations, net of tax	—	1.5	3.6	3.6	8.4
Income (loss) before extraordinary item and cumulative effect of accounting change	4.6	13.4	834.8	(499.1)	(31.0)
Extraordinary item	—	—	—	12.6	—
Cumulative effect of accounting change	—	—	—	(388.1)	—

Preferred stock dividends	(0.5)	(2.0)	(0.2)	—	—
Preferred stock dividends beneficial conversion feature	—	(1.2)	(2.6)	—	—

Net income (loss) applicable to common stock	$4.1	$10.2	$832.0	$(874.6)	($31.0)

Income (loss) per share of common stock:
Basic
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$0.29	$(0.53)	$60.33	$(33.86)	$(2.69)
Income from discontinued operations	—	0.11	0.26	0.25	0.57
Gain on sale of DNE Systems, net of tax	—	1.42	—	—	—
Preferred stock dividends	(0.03)	(0.15)	(0.01)	—	—
Preferred stock dividends beneficial conversion feature	—	(0.09)	(0.19)	—	—
Extraordinary item	—	—	—	0.85	—
Cumulative effect of accounting change	—	—	—	(26.13)	—

Net income (loss) per share of common stock	$0.26	$0.76	$60.39	$(58.89)	$(2.12)

	Year Ended December 31,
	2005	2004(5)	2003(5)	2002(1)(5)	2001

Diluted
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	$0.17	$(0.53)	$51.01	$(33.86)	$(2.69)
Assumed conversion of Essex Electric warrant	(0.01)	—	—	—	—
Income (loss) from discontinued operations	—	0.11	0.22	0.25	0.57
Gain on sale of DNE, net of tax	—	1.42	—	—	—
Preferred stock dividends	—	(0.15)	—	—	—
Preferred stock dividends beneficial conversion feature	—	(0.09)	—	—	—
Extraordinary item	—	—	—	0.85	—
Cumulative effect of accounting change	—	—	—	(26.13)	—

Net income (loss) per share of common stock	$0.16	$0.76	$51.23	$(58.89)	$(2.12)

Balance Sheet Data (At End Of Period):
Working capital (6)	$41.4	$33.8	$28.3	$40.6	$113.3
Total assets	140.5	132.8	107.8	183.1	1,952.2
Total long-term debt (6)	2.5	3.1	3.8	0.9	1,269.0
Mandatorily redeemable preferred stock	5.3	5.5	5.7	—	136.0
Preferred stock	0.2	0.2	0.4	0.4	0.4
Total stockholders' equity (deficit)	29.3	24.0	15.8	(829.1)	46.1
Cash dividends - common stock	—	4.9	—	—	—
Cash dividends - preferred stock	0.5	2.0	0.2	—	—
___________

(1)
On December 11, 2002, Alpine acquired substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business. Additionally, in connection with this acquisition certain changes were made with respect to Alpine's indirect voting interests in Superior such that Alpine no longer controlled Superior. Accordingly, effective for periods after December 11, 2002 Alpine's investment in Superior (which was previously consolidated) is accounted for using the equity method. (See Note 1 to Alpine's consolidated financial statements.)

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

(5)
On July 29, 2004, the Company completed the disposition of DNE Systems, its wholly-owned subsidiary. The statement of operations data include DNE Systems as a discontinued operation. (See Note 4 to Alpine’s consolidated financial statements).

(6)
Working capital is defined as total current assets less total current liabilities. Amounts included in total current liabilities with respect to the Revolving Credit Facility for 2005, 2004, 2003 and 2002 are $26.7, $40.2, $17.2 and $69.0 million, respectively.

Item 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

Alpine is a holding company which over the past several years has owned controlling equity interests in industrial businesses that have been operated as subsidiaries. At December 31, 2005, Alpine owned approximately 84% of Essex Electric, which was engaged in the manufacture and sale of building wire and 46% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products.

On September 30, 2005, Essex Electric entered into an agreement to sell certain of its assets comprising its building wire business to Southwire. The agreement provides for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected liabilities related to the business. Essex Electric will retain substantially all of its other liabilities, including the indebtedness under its revolving credit facility. Excluded from the sale are cash, cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The purchase price was the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets less certain liabilities. The Essex Electric Sale closed on January 31, 2006.

In July 2004, Alpine sold DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the “DNE Sale”). The purchase price was $40 million in cash at closing. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. The assets and liabilities of DNE Systems were reclassified to discontinued operations in the December 31, 2003 balance sheet. Likewise, DNE Systems results of operations for the one month period ended December 31, 2002 and twelve month periods ended December 31, 2004 and 2003 were reclassified to income from discontinued operations.

Results Of Continuing Operations—Twelve Months Ended December 31, 2005 ("2005") Compared To The Twelve Months Ended December 31, 2004 ("2004")

Consolidated sales for 2005 were $447.8 million, an increase of 41.8% compared to sales of $315.9 million for 2004. The increase was due to both higher selling prices and higher sales volume. The higher selling prices were due to a significant increase (41.7%) in the cost of copper, Essex Electric’s principal product cost item, in 2005 versus 2004. In addition, sales improved due to an improved pricing environment for electrical products, particularly in the fourth quarter of 2005. Sales volume, as measured in copper pounds shipped, also increased 14.4% from 2004 to 2005. The higher sales volume in 2005 was due to steady increases quarter to quarter throughout 2005 as a result of increasing demand supported by increased capacity at Essex Electric’s Florence, Alabama manufacturing facility.

Gross profit for 2005 was $41.2 million, an increase of $21.6 million as compared to the $19.6 gross profit for 2004. The gross profit margin in 2005 was 9.2%, which compares to gross profit margin of 6.2% for 2004. The improvement was the result of the aforementioned improved electrical wire pricing and significantly improved cost structure at the Florence, Alabama manufacturing facility primarily as a result of increased throughput without increased operating costs. Gross profit was significantly improved in the fourth quarter of 2005 due to some imbalance in the supply and demand dynamics in the building wire industry coupled with increasing copper prices. The Company uses the LIFO method of accounting for its inventories and since it reduced its inventories throughout the year, it recorded a total credit to cost of sales of approximately $6.4 million throughout the year related to the decrement in such inventories.

The Company includes all direct and indirect costs at their manufacturing locations in cost of goods sold, including copper and other raw material costs, direct and indirect labor and overhead, inbound and outbound freight costs, purchasing and receiving costs and internal transfer costs. Costs associated with its three regional distribution centers are included in selling, general and administrative expenses and were $4.3 and $4.0 million, respectively for 2005 and 2004. The Company’s gross profit may not be comparable to the gross profit of other companies who record warehousing expense in cost of goods sold.

Selling, general and administrative expense ("SG&A expense") for 2005 was $25.6 million, an increase of approximately 2.4%, as compared to SG&A expense of $25.0 million for 2004. The increase was due primarily to significantly higher sales levels and related commission expense and approximately $1.1 million of expenses related to the Essex Electric Sale (see Note 22 to the accompanying consolidated financial statements). These cost increases were partially offset by reduced costs associated with deferred stock compensation related expenses ($1.6 million).

The 2005 restructuring and other charges incurred were $3.1 million, which were primarily associated with the closure of Essex Electric’s Anaheim manufacturing facility in the first half of 2005. These restructuring charges consisted of (i) facility exit costs ($1.8 million), (ii) severance ($0.8 million) and (iii) equipment and inventory relocation ($0.5 million). This compares to $3.9 million of restructuring and other charges recorded in 2004, which consisted of (i) equipment relocation ($2.0 million), (ii) inventory relocation ($0.9 million) and (iii) facility exit costs ($1.0 million).

The Company had operating income of $12.6 million for 2005 compared to an operating loss of $9.6 million for 2004. The $22.0 million improvement was due primarily to improved gross profits as a result of improved volumes and margins, along with reduced restructuring and other charges.

Interest expense for 2005 was $4.3 million, representing an increase of $1.3 million from 2004. The increase was due primarily to higher debt levels throughout the year, which primarily were due to higher working capital requirements because of higher copper prices. The higher copper prices increased the cost of inventory and carrying value of accounts receivable. The higher interest expense was also due in part to higher interest rates which on average were approximately 1% higher in 2005 compared to 2004. The Company also recorded $0.2 million additional interest expense in 2005 related to the write off of unamortized discount as a result of the redemption of $1.1 million of 6% notes during the fourth quarter of 2005.

The effective tax rate for 2005 was 23.2% as compared to 41.1% for 2004. The decrease in the effective rate is due primarily to the effects of the charitable contribution of the Orleans, Indiana land and building during 2005 and the benefit received on certain state operating loss carryforwards.

Discontinued Operations

The Company sold its DNE operations effective July 29, 2004 and recorded an after-tax gain of approximately $19.1 million in the third quarter of 2004. The income from discontinued operations related to DNE was $1.5 million, representing seven months of operation during 2004.

Results Of Continuing Operations—Twelve Months Ended December 31, 2004 ("2004") Compared To The Twelve Months Ended December 31, 2003 ("2003")

Consolidated sales for 2004 were $315.9 million, an increase of 4.6% compared to sales of $302.1 million for 2003. The increase was due to the net effect of higher selling prices and lower sales volume. The higher selling prices were due primarily to a significant increase (54%) in the cost of copper, which was partially passed along to customers, in 2004 versus 2003. In addition, sales improved due to an improved pricing environment for electrical products, particularly in the first half of 2004. The increase in sales prices was offset by a decline in volume of copper pounds shipped of 27% from 2003 to 2004. The lower sales volume in 2004 was due to a decrease in shipments of electrical wire by Essex Electric resulting from consolidation of production facilities and reduction of manufacturing capacity to reposition itself to more cost effectively service its reduced customer base in certain geographic markets, distribution channels and product lines as part of its restructuring and repositioning initiatives.

Gross profit for 2004 was $19.6 million, an increase of $4.4 million as compared to the $15.2 gross profit for 2003. The gross profit margin in 2004 was 6.2%, which compares to gross profit margin of 5.0% for 2003. The improvement in gross profit was the net result of the aforementioned improved electrical wire pricing, partially offset by increased raw material costs that could not be fully passed-along to customers and some added manufacturing costs that the Florence plant incurred in the process of expanding its operation. Gross profit was negatively impacted in the fourth quarter of 2004 by the combined effect of lower selling margins, increased manufacturing costs because of reduced plant volumes due to reduced demand and escalating copper costs. Since the Company uses the LIFO method, it recorded higher cost of sales in the fourth quarter relating to the replenishment of copper inventories purchased at higher prices than earlier in the year when the inventories were depleted relative to December 31, 2003.

The Company includes all direct and indirect costs at their manufacturing locations in cost of goods sold, including copper and other raw material costs, direct and indirect labor and overhead, inbound and outbound freight costs, purchasing and receiving costs and internal transfer costs. Costs associated with its three regional distribution centers are included in selling, general and administrative expenses and were $4.0 and $7.3 million, respectively for 2004 and 2003. The Company’s gross profit may not be comparable to the gross profit of other companies who record warehousing expense in cost of goods sold.

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

Income from continuing operations for 2003 includes a gain of $854.3 million on the cancellation of investment in Superior due to the following facts and circumstances. Prior to December 11, 2002, Alpine's financial statements included the consolidated results of Superior as a result of Alpine’s then controlling interest in Superior. Effective for periods after December 11, 2002 certain changes were made with respect to Alpine's indirect voting interests in Superior’s equity such that Alpine no longer controlled Superior. Superior (for periods through November 10, 2003) was accounted for under the equity method and no longer consolidated with Alpine. As a result of the accumulated net losses incurred by Superior, Alpine's consolidated financial statements included a negative investment in Superior of $865.9 million at December 31, 2002. Under accounting principles generally accepted in the United States of America, this negative investment was required to be reflected in Alpine's consolidated balance sheet, notwithstanding the fact that Alpine was not obligated to fund any operating losses or deficits of Superior. Alpine eliminated its negative investment in Superior and recognized a corresponding gain of $865.9 million in the fourth quarter of 2003 as a result of the court’s confirmation of Superior’s bankruptcy petition. This gain was offset by the reversal of $11.6 million of other comprehensive loss related to Superior, resulting in a net gain of $854.3 million.

The effective tax rate for 2004 was 41.1% as compared to negative 1.31% for 2003. The increase in the effective rate is due primarily to the permanent difference related to the investment in Superior in 2003. Excluding the aforementioned permanent item, the effective rate for 2003 was 35.3%.

Discontinued Operations

The Company sold its DNE Systems operations effective July 29, 2004 and recorded an after-tax gain of approximately $19.1 million in the third quarter of 2004. The income from discontinued operations related to DNE Systems was $1.5 million, representing seven months of operation during 2004, compared with $3.6 million of income for the full twelve months of 2003. The lower earnings are the result of the partial year in 2004 and slightly lower sales levels on a pro-rata basis in 2004 compared to 2003.

Liquidity and Capital Resources

In December 2002, Alpine, through its newly formed, wholly-owned subsidiary, Alpine Holdco, acquired the following assets and securities from Superior: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which was thereafter owned and operated by Essex Electric, a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, and (3) approximately 47% of Superior Cables Ltd.. The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a Loan and Security Agreement (the "Revolving Credit Facility").

DNE Systems was sold (see Note 4) on July 29, 2004 and Essex Electric was sold on January 31, 2006 (see Note 22). The Revolving Credit Facility was repaid in full and terminated on January 31, 2006.

  On August 4, 2003, the Company issued $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") in exchange for 3,479,656 shares of its Common Stock. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants. At December 31, 2005, $3.1 million of the Subordinated Notes were outstanding. During 2005 the Company retired $1.1 million of the Subordinated Notes and recorded approximately $0.2 million of additional interest expense related to the acceleration of the related unamortized discount.

During 2003, Alpine completed the sale of 18,264 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") for a purchase price of $380 per share, or an aggregate of approximately $6.9 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock, originally was convertible into Common Stock, at the option of the holder, at the rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company discussed below, the conversion rate increased to 743.01 shares of Common Stock per share of Series A Preferred Stock.

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

In September 2004, Alpine paid a special dividend of $0.36 per share of Common Stock and a special dividend of $103.65 per share on its Series A Preferred Stock to shareholders of record on September 14, 2004 (the “Record Date”). This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company, the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company declared, but did not yet pay, a total deemed dividend of $0.9 million.

During 2005 and 2004, 742 and 3,477 shares, respectively, of Series A Preferred Stock were converted into approximately 0.6 and 2.4 million shares of Common Stock.

During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized tax benefits. At December 31, 2005, the Company has reserved $17.1 million of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

Since 1993, Alpine has been a party to a guaranty of obligations of former affiliate, Superior under a lease by Superior of a manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of December 31, 2005, $1.4 million of advances were included as due from related party. Total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006. Otherwise, the operations of Superior Cables Ltd. are funded and financed separately, with recourse to Superior Cables Ltd. but otherwise on a non-recourse basis to Alpine.

As of December 31, 2005 Alpine had unrestricted cash, cash equivalents and marketable securities of approximately $23.6 million and $0.2 million of restricted cash. Alpine's current and anticipated sources of liquidity include existing cash and cash equivalents, the pre-tax proceeds of the Essex Electric Sale (approximately $56 million) and the collection of retained receivables of Essex Electric, (approximately $81 million).

As of February 28, 2006, Alpine had utilized approximately $56 million of the above mentioned cash and cash equivalent resources toward repayment of the Revolving Credit Facility ($25.4 million), payment of other liabilities and expenses associated with the Essex Electric Sale and its prior operations (approximately $32 million), purchase of the minority interest in Essex Electric ($8.5 million) and payment on account of income taxes for 2005 (approximately $5 million). Management believes Alpine has sufficient cash resources and liquidity to pay, and anticipates funding during 2006, the balance of the previously mentioned liabilities and expenses, the purchase price for shares tendered to Alpine under the tender offer ($18 - 21 million), (see Note 23 to the consolidated financial statements), Alpine’s proposed net additional investment in Superior Cables Ltd. ($9 million) and income taxes which may be payable as a result of the Essex Electric Sale. See below and Note 23 to the consolidated financial statements for a description of the Tender Offer and the proposed Superior Cables Ltd. investment. It is anticipated that earnings from cash, cash equivalents and investments will be sufficient to fund continuing operating expenses. A deficit, if any would be funded by available cash resources.

During February 2006, the Company entered into agreements, which if completed, will result in increasing its investment and ownership interest in Superior Cables Ltd. On March 1, 2006, Alpine announced that it would commence a modified "Dutch Auction" tender offer to purchase up to 6 million shares of its Common Stock at a price per share not less than $3.00 and not greater than $3.50. The tender offer commenced on March 1, 2006 and will expire on April 3, 2006, unless extended. Alpine agreed to purchase up to 6 million common shares tendered in response to the offer (representing approximately 36.3% of Alpine's outstanding common shares and 22.3% of Alpine's outstanding common shares assuming conversion of all of Alpine's outstanding Series A Preferred stock). The tender offer is not contingent upon any minimum number of shares being tendered. The tender offer is, however, subject to a number of other terms and conditions. (See Note 23 to the consolidated financial statements). Additionally, the Company will continue to explore and consider utilizing its available liquid assets for a range of investment and business acquisitions.

Contractual Obligations

Alpine has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Operating leases are long-term obligations relating primarily to the Company’s leased facilities. The Revolving Credit Facility is classified as short-term in the balance sheet (See Note 7 to the consolidated financial statements) and included in this table based upon its liquidation during the first quarter of 2006 in conjunction with the Essex Electric Sale (see Note 22). As of December 31, 2005, the Company’s contractual obligations were as follows (in thousands):

	2006	2007- 2008	2009- 2010	2011 and after	Total

Revolving Credit Facility (a)	$26,896	$—	$—	$—	$26,896
6% Junior Subordinated Notes (b)	185	1,819	1,634	—	3,638
Series A Preferred Stock (c)	—	—	2,193	3,070	5,263
Operating leases	2,100	2,175	538	624	5,437
Purchase obligations (d)	31,790	—	—	—	31,790
Total	$60,971	$3,994	$4,365	$3,694	$73,024

(a)
The stated maturity of the Revolving Credit Facility is December 11, 2007, however, since the Revolving Credit Facility was terminated in the first quarter of 2006, in conjunction with the Essex Electric Sale (See Note 22 - Essex Electric Sale), the total outstanding balance at December 31, 2005 plus one month’s interest expense is included in 2006. The interest was computed using the December 31, 2005 balance in the Revolving Credit Facility ($26,725) and the interest rate in effect as of December 31, 2005 (7.68%).

(b)
The 6% Junior Subordinated Notes are presented on a gross basis (before discount) plus interest expense. The $2,456 included in the long term debt in the December 31, 2005 balance sheet and in Note 8 of the consolidated financial statements is net of a $626 unamortized discount, which represents the difference between the exchange offer rate of $1.25 per share and the $0.85 per share closing price of the Common Stock upon consummation of the exchange offer on August 4, 2003. The discount is being amortized through the date of maturity of the notes, including $0.4 million for the year ended December 31, 2005. These notes are payable in semi-annual installments of approximately $0.4 million beginning June 2007.

(c)
The Series A Preferred Stock is subject to mandatory redemption by the Company ratably on the last day of each quarter during the three-year period commencing on December 31, 2009 at the liquidation value of $380 per share. The Series A Preferred Stock may be converted into Common Stock at the option of the holder any time or by the Company upon the occurrence of certain specified events.

(d)
At December 31, 2005 the Company had committed approximately $31.8 million to outside vendors for the purchase of goods and services, of which approximately $0.1 million was related to certain capital projects. The remainder was primarily for inventory and other supply items.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

Since 1993, Alpine has been a party to a guaranty of obligations of former affiliate, Superior under a lease by Superior of a manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

In connection with the Essex Electric Sale, the Company guaranteed that Essex Electric would maintain not less than $3.5 million in cash and cash equivalent assets through July 2007. The Company is not a party to any other guarantees. (See Note 1 to the consolidated financial statements for further discussion).

Derivative Financial Instruments

The market prices of copper, the Company's most significant raw material, experience marked fluctuations, thereby subjecting the Company to commodity price risk. The Company, to a limited extent, has used forward fixed price contracts to manage such commodity price risks. The Company does not hold or issue financial instruments for investment or trading purposes. The Company is exposed to credit risk in the event of nonperformance by counter parties; however, the Company does not anticipate such nonperformance.

Critical Accounting Policies

The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In the preparation of these financial statements, management makes judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported consolidated amounts of revenues and expenses during the reporting period. The significant accounting policies followed in the preparation of the consolidated financial statements are detailed in Note 1 to the consolidated financial statements. Management believes that the application of policies regarding other than temporary impairment of investments, the establishment of allowances for discounts and sales incentives, reserves for inventories, potential impairment of long-lived assets, restructuring activities, valuation allowances for deferred tax assets, tax contingencies and certain accrued expenses involve significant levels of judgments, estimates and complexity.

Alpine reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. In the event a loss was not deemed temporary, it would be recorded in the income statement in other income (expense).

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

The Company has undergone several restructuring activities during the past few years. Since January 1, 2003, costs associated with the restructuring are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146 Accounting for Cost Associated with Exit or Disposal Activities, whereby costs associated with an exit or disposal activity are recognized when the liability is incurred. The costs associated with such activities, to the extent that they are of a non-recurring nature due to the restructuring activity, are recorded in a separate line in the income statement labeled "Restructuring and other charges". This line is included in operating income.

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

The Company is involved in various legal proceedings and contingencies. Liabilities for these matters are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS 5 requires a liability to be recorded based on management's estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from such estimates. If a contingency is settled for an amount greater than the Company's estimate, a future charge to income would result. Likewise if a contingency is settled for an amount that is less than they Company's estimate, a future credit to income would result.

Due to the level of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the consolidated financial statements. Adjustments to these estimates would have an impact on the Company's financial position and future results of operations.

New accounting standards

During 2003, the Emerging Issues Task Force (EITF) added to its agenda EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to address the meaning of “other-than-temporary” impairment and its application to certain investments carried at cost. In November 2003, the Task Force developed new disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. In March 2004, the Task Force issued guidance regarding the measurement and recognition of an “other-than-temporary” impairment, which was subsequently delayed in September 2004. In June 2005, the Task Force decided not to provide additional guidance on the meaning of “other-than-temporary” impairment. The project was retitled FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which replaces the guidance found in EITF 03-01 and states that the assessment of whether impairment is “other-than-temporary” would be based upon existing “other-than-temporary” impairment guidance and the effective date for the use of this guidance would be for reporting periods beginning after December 15, 2005. The adoption of the provisions of this FSP is not expected to have a significant impact on our financial position or results of operations.

In November 2004, the FASB issued Statement 151, Inventory Costs. This statement amends ARB 43 to clarify that:

o	abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges; and
o	requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.

The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), Share-Based Payment, a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. Statement 123(R) is effective for fiscal years beginning after June 15, 2005. The Company intends to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. The Company will adopt Statement 123(R) effective January 1, 2006 and expects to recognize incremental non-cash compensation expense related to currently outstanding options and awards of approximately $0.1 million in 2006.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under Statement 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance test and fair value is determinable, the transaction must be accounted for at fair value resulting in the recognition of any gain or loss. This statement is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The adoption of this statement has not had a material impact on our results of operations or financial position.

In June 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. In the absence of explicit transition provisions provided for in new or existing accounting pronouncements, Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to do so. The Statement is effective for fiscal years beginning after December 15, 2005. The Company will begin applying provisions of this statement beginning January 1, 2006.

In February 2006, the FASB issued Statement 155 Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement 133. Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to Statement 133. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

The Company's exposure to market risk primarily relates to interest rates payable in respect of indebtedness outstanding from time to time under the Revolving Credit Facility (see preceding table on Contractual Obligations) and copper futures used to minimize the price risk associated with copper prices (see Derivative Financial Instruments). A potential change in annual interest expense resulting from a hypothetical one percent change in interest rates would have had an impact on the Company’s results in 2005 of approximately $0.4 million. The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. These contracts were liquidated throughout 2003 in step with the decreases in inventory. In December 2004, the Company purchased approximately $9 million of copper inventory for use in the production process in the first quarter of 2005. In connection with these purchases, the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were marked to market at December 31, 2004, resulting in a charge to earnings of $0.4 million. These contracts were subsequently liquidated in the first quarter of 2005. Again, in December 2005, the Company purchased approximately $3 million of copper for use in the first quarter of 2006 and the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were recorded at cost at December 31, 2005, which approximated fair value and therefore no adjustment to cost of sales was required. These contracts were liquidated in the first quarter of 2006.

Item 8.    Financial Statements And Supplementary Data

Alpine's consolidated financial statements as of December 31, 2005 and 2004 and financial statement schedules for each of the years in the three-year period ended December 31, 2005 and the report of the independent registered public accounting firm thereon required under Regulation S-X are submitted herein as a separate section following Item 15 of this report.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Deloitte & Touche LLP (“Accountant”), the independent accountant currently engaged as the principal accountant to audit the 2005 consolidated financial statements of the Company communicated to the audit committee of the board of directors of the Company on February 28, 2006 that Accountant will decline to stand for reappointment after its completion of the current audit of the Company’s 2005 consolidated financial statements. On March 6, 2006, the Company filed a current report on Form 8-K in connection therewith with the Securities and Exchange Commission.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Annual Report on form 10-K. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. As a result of implementing the additional procedures over interim financial reporting in the quarter ended December 31, 2005, as outlined in the paragraph below, in conjunction with the Company’s other internal control procedures over financial reporting, we have determined these controls were sufficient to conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this annual report on Form 10-K..

During the fourth quarter ended December 31, 2005, the Company’s management determined that previously issued financial statements contained in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005 (the "September statements") should be amended and restated to effect the reclassification of Essex Electric from discontinued to continuing operations.  Subsequent to the filing of the September statements, management determined that the classification of Essex Electric’s building wire business as discontinued operations did not comply with accounting principles generally accepted in the United States of America, which required such business to continue to be classified within continuing operations until stockholder approval for the sale has been obtained, notwithstanding that a definitive written agreement for such sale had been executed on September 30, 2005.  The Company implemented additional procedures to assure appropriate classification of operations as discontinued or continuing, principally the use of written checklists containing action items to be completed and initialed by its Chief Financial Officer and general counsel involving the review of all conditions to the completion of any pending divestiture transactions and the effect of such conditions on appropriate classification as continued or discontinued operations.  There have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Except for the historical information herein, the matters discussed in this annual report on form 10-K include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks related to changing economic conditions, including changes in short term interest rates and other risk factors detailed in Item 1A of this annual report on form 10-K.

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

3(d)	By-laws of Alpine (incorporated herein by reference to Exhibit 3(g) to the 1995 10-K).
3(e)
Certificate of the Powers, Designations, Preferences and Rights of the Series A Cumulative Convertible Preferred Stock of Alpine (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10Q of Alpine for the quarter ended June 30, 2003 (the "June 30, 2003 10-Q”))
Certificate of Amendment of Certificate of Incorporation of Alpine dated December 29, 2004.

3(f)
Certificate of Amendment of Certificate of Incorporation dated December 29, 2004 (incorporated herein by reference to Exhibit 3(f) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2004).

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
10(q)
Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of Superior TeleCom Inc. for the year ended December 31, 1999 (the "Superior 1999 10-K").

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

10(bb)	Securityholders Agreement dated as of December 11, 2002 by and among Essex, Alpine Holdco ("Holdco") and Superior (incorporated by reference to Exhibit 10(bb) of the 2003 10-K).
10(cc)	Amendment No. 1 to Securityholders Agreement dated September 23, 2002 by and among Essex, Holdco and Superior (incorporated by reference to Exhibit 10(cc) of the 2003 10-K).
10(dd)	Employment Arrangement between The Alpine Group, Inc. and K. Mitchell Posner, dated March 24, 2003 (incorporated by reference to Exhibit 10(dd) of the 2003 10-K).
10(ee)	Employment Agreement between the Essex Electric Inc. and David A. Owen dated May 13, 2003 (incorporated by reference to Exhibit 10(ee) of the 2003 10-K).
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

10(oo)
Asset Purchase Agreement dated as of September 30, 2005 between Essex Electric Inc. and Southwire Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpine filed on October 6, 2005).

10(pp)	Guaranty, dated September 30, 2005 of The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form on 8-K of Alpine filed on October 6, 2005).
10(qq)*	The Alpine Group, Inc. Deferred Cash Account Plan, dated December 30, 2005.
10(rr)*	Non-Competition Agreement among The Alpine Group, Inc., Essex Electric Inc. and Southwire Company dated January 31, 2006.
21*	List of Subsidiaries
23(a)*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
___________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALPINE GROUP, INC.

Dated: March 31, 2006	By:	/s/ Steven S. Elbaum
Steven S. Elbaum Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2006
Steven S. Elbaum

/s/ David A. Owen	Chief Financial Officer (principal financial and accounting officer)	March 31, 2006
David A. Owen

/s/ Kenneth G. Byers, Jr.	Director	March 31, 2006
Kenneth G. Byers, Jr.

/s/ Randolph Harrison	Director	March 31, 2006
Randolph Harrison

/s/ John C. Jansing	Director	March 31, 2006
John C. Jansing

/s/ James R. Kanely	Director	March 31, 2006
James R. Kanely

/s/ Bragi F. Schut	Director	March 31, 2006
Bragi F. Schut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
The Alpine Group, Inc.
East Rutherford, New Jersey

We have audited the accompanying consolidated balance sheets of The Alpine Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Alpine Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

Indianapolis, Indiana
March 28, 2006

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$792	$611
Marketable securities, at fair value (Note 1)	22,976	35,827
Accounts receivable (less allowance for doubtful accounts of $213 and $387 at December 31, 2005 and 2004, respectively)	69,199	41,091
Inventories, net (Note 2)	21,424	30,417
Due from related party (Note 17)	1,399	—
Other current assets	3,844	4,992
Total current assets	119,634	112,938
Property, plant and equipment, net (Note 3)	17,728	16,927
Deferred income taxes (Note 13)	313	264
Other assets	2,852	2,658
Total assets	$140,527	$132,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility (Note 7)	$26,725	$40,250
Current portion of long-term debt (Note 8)	—	386
Accounts payable	25,402	14,010
Accrued expenses (Note 6)	15,376	11,054
Accrued income taxes (Note 13)	4,997	5,247
Deferred income taxes (Note 13)	5,684	8,182
Total current liabilities	78,184	79,129

Long-term debt, less current portion (Note 8)	2,456	3,122
Other long-term liabilities (Note 9)	18,530	17,842
Warrant (Note 1)	1,311	936
Minority interest in subsidiary	5,528	2,218
Mandatorily redeemable series A convertible preferred stock (18,264 shares issued and 13,955 and 14,697 shares outstanding at December 31, 2005 and 2004, respectively) (Note 18)	5,263	5,545

Commitments and contingencies (Notes 13 and 16)
Stockholders’ equity:
9% cumulative convertible preferred stock at liquidation value	177	177
Common stock, $.10 par value; (50,000,000 authorized; 25,239,696 and 24,670,054 shares issued at December 31, 2005 and 2004, respectively)	2,524	2,467
Capital in excess of par value	169,156	168,446
Accumulated other comprehensive income (loss)	219	(20)
Accumulated deficit	(48,827)	(52,955)

Treasury stock, at cost (10,873,427 and 10,929,985 shares at December 31, 2005 and 2004, respectively)	(93,648)	(93,705)
Receivable from stockholders	(346)	(415)
Total stockholders’ equity	29,255	23,995
Total liabilities and stockholders’ equity	$140,527	$132,787
The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Net sales	$447,815	$315,894	$302,112
Cost of goods sold	406,646	296,338	286,947
Gross profit	41,169	19,556	15,165
Selling, general and administrative expenses	25,644	24,945	31,601
Restructuring and other charges	3,068	3,896	13,552
(Gain) loss on asset sale and impairments (Notes 1 and 14)	(153)	335	592
Operating income (loss)	12,610	(9,620)	(30,580)
Interest expense	(4,303)	(3,039)	(3,676)
Gain on cancellation of equity investment in Superior (Note 1)	—	—	854,262
Other income (expense), net	(886)	(264)	70
Income (loss) from continuing operations before income taxes, minority interest and equity in net loss of affiliate	7,421	(12,923)	820,076
(Provision) benefit for income taxes	(1,724)	5,312	10,709

Income (loss) from continuing operations before minority interest and equity in earnings of affiliate	5,697	(7,611)	830,785
Minority interest in (earnings) loss of subsidiary	(1,124)	468	526
Equity in loss of affiliate	—	—	(86)
Income (loss) from continuing operations	4,573	(7,143)	831,225
Discontinued operations (Note 4):
Income from discontinued operations net of taxes of $1,115 and $1,897, respectively	—	1,502	3,551
Gain on sale of DNE, net of taxes of $10,275	—	19,081	—
Net income	4,573	13,440	834,776
Preferred stock dividends	(445)	(2,044)	(206)
Preferred stock dividends beneficial conversion feature	—	(1,203)	(2,550)
Net income applicable to common stock	$4,128	$10,193	$832,020

Net income per share of common stock:
Basic:
Income (loss) attributable to common stock from continuing operations	$0.26	$(0.77)	$60.13
Income from discontinued operations	—	0.11	0.26
Gain on sale of DNE	—	1.42	—
Net income per basic share of common stock	$0.26	$0.76	$60.39
Diluted:
Income (loss) from continuing operations	$0.16	$(0.77)	$51.01
Income from discontinued operations	—	0.11	0.22
Gain on sale of DNE	—	1.42	—
Net income per diluted share of common stock	$0.16	$0.76	$51.23

Weighted average shares outstanding:
Basic	15,861	13,440	13,778
Diluted	27,456	13,440	16,240

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount

Common stock:
Balance at beginning of period	24,670,054	$2,467	22,146,884	$2,214	22,084,694	$2,208
Shares issued pursuant to the Series A Preferred Stock conversion	551,309	55	2,403,543	241	62,190	6
Exercise of stock options	18,333	2	119,627	12	—	—
Balance at end of period	25,239,696	2,524	24,670,054	2,467	22,146,884	2,214
Capital in excess of par value:
Balance at beginning of period		168,446		165,706		165,195
Compensation expense related to restricted stock and certain stock options, less vested shares released from Treasury		471		1,580		(3,270)
Beneficial conversion feature on preferred stock recorded at issuance		—		—		3,753
Shares issued pursuant to the Series A Preferred Stock Conversion		227		1,081		28
Exercise of stock options		12		79		—
Balance at end of period		169,156		168,446		165,706
9% cumulative convertible preferred stock:
Balance at beginning of period	177	177	427	427	427	427
Redemption of 9% Preferred Stock	—	—	(250)	(250)	—	—
Balance at end of period	177	177	177	177	427	427
Accumulated other comprehensive income (loss):
Balance at beginning of period		(20)		57		(11,597)
Reversal of other comprehensive loss associated with Superior (Note 1)		—		—		11,624

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Realized net losses in value of securities (net of tax benefit of $200 and $6 for 2005 and 2004, respectively)		$301		$9		$—
Change in unrealized gains (losses) on securities, (net of tax benefit of $41, $35, and $32, respectively)		(76)		(62)		30
Change in minimum pension liability (net of tax benefit of $10 and $17, for 2005 and 2004, respectively)		14		(24)		—
Balance at end of period		219		(20)		57
Accumulated deficit:
Balance at beginning of period		(52,955)		(58,201)		(890,221)
Net income		4,573		13,440		834,776
Dividends on preferred stock		(445)		(2,044)		(206)
Dividends on common stock		—		(4,947)		—
Preferred stock dividends, beneficial conversion feature		—		(1,203)		(2,550)
Balance at end of period		(48,827)		(52,955)		(58,201)
Treasury stock:
Balance at beginning of period	(10,929,985)	(93,705)	(11,109,872)	(93,861)	(7,963,203)	(94,574)
Conversion of common stock to junior subordinated notes	—	—	—	—	(3,479,656)	(2,959)
Stock options and grants	64,527	73	199,481	196	332,987	3,672
Reverse / forward split redemptions (Note 21)	(7,969)	(16)	(19,594)	(40)	—	—
Balance at end of period	(10,873,427)	(93,648)	(10,929,985)	(93,705)	(11,109,872)	$(93,861)
Receivable from stockholders:
Balance at beginning of period		(415)		(484)		(553)
Forgiveness of Officers' loans		69		69		69
Balance at end of period		(346)		(415)		(484)
Total stockholders’ equity		$29,255		$23,995		$15,858
Comprehensive income		$4,812		$13,363		$846,430

The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$4,573	$13,440	$834,776
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Gain on sale of DNE	—	(29,356)	—
Depreciation	1,328	1,146	1,105
Loss on asset sales and subsidiary stock	1,563	496	663
Gain on cancellation of investment in Superior	—	—	(854,262)
Gains on investments in securities	(501)	(16)	(106)
Amortization of deferred debt issuance costs and accretion of debt discount	804	613	1,294
Compensation expense related to stock options and grants	615	1,632	470
Deferred income taxes	(2,706)	(1,117)	(11,948)
Minority interest in income (loss) of subsidiary	1,124	(468)	(526)
Increase (decrease) in fair value of warrants	375	(64)	—
Equity in loss of affiliate	—	—	86
Change in assets and liabilities:
Accounts receivable	(28,108)	(9,629)	28,304
Inventories	8,993	6,332	38,911
Other current assets	120	(988)	7,312
Other assets	(187)	(201)	5
Accounts payable and accrued expenses	15,459	(1,330)	(1,528)
Other, net	703	219	946
Cash flows (used for) provided by operating activities	4,155	(19,291)	45,502
Cash flows from investing activities:
Capital expenditures	(2,643)	(5,578)	(8,561)
Purchase of marketable securities	(4,036)	(39,344)	(6,672)
Proceeds from sale of assets	1,035	683	7,978
Proceeds from sale of investments	17,283	10,213	1,296
Proceeds from sale of DNE, net of transaction costs	—	38,150	—
Advances under loans to affiliate	(1,750)	—	—
Proceeds under loans of affiliate	351	—	—
Cash flows provided by (used for) investing activities	10,240	4,124	(5,959)

(Continued)
The accompanying notes are an integral part of these consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities, net	(13,525)	23,061	(51,782)
6% Junior Subordinated Notes redemption	(1,101)	(161)	—
Repayments of long-term borrowings	(382)	(469)	(2,247)
Proceeds from sale of minority investment interest in subsidiary	1,241	—	471
Proceeds from exercise of stock options	14	236	—
Debt and equity issuance and amendment costs	—	—	(389)
Dividends on preferred stock	(445)	(2,044)	(206)
Dividends on common stock	—	(4,947)	—
Issuance of preferred stock, net	—	—	6,940
Preferred stock redemptions	—	(250)	—
Other	(16)	(113)	(4)
Cash flows provided by (used for) financing activities	(14,214)	15,313	(47,217)
Net increase (decrease) in cash and cash equivalents	181	146	(7,674)
Cash and cash equivalents at beginning of year	611	465	8,139
Cash and cash equivalents at end of year	$792	$611	$465

Supplemental disclosures:
Cash paid for interest	$3,417	$2,450	$2,952

Cash paid (refunded) for income taxes, net	$3,965	$1,758	$(1,383)

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

Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has held major investments in industrial manufacturing companies. At December 31, 2005, Alpine's principal operations consisted of its approximately 84% interest in Essex Electric Inc. (“Essex Electric”), engaged in the manufacture and sale of electrical wire and cable, and a 46% equity interest in Superior Cables Ltd., the largest Israeli based producer of wire and cable products. In January 2006, Alpine acquired the entire outstanding minority interest in Essex Electric. Thereafter, also in January 2006, Essex Electric completed the previously announced sale of its building wire business.

On December 11, 2002, Alpine's wholly-owned subsidiary, Alpine Holdco Inc. (“Alpine Holdco”), acquired from Superior TeleCom Inc. (“Superior”): (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of Superior's electrical wire business, which were thereafter owned and operated by Essex Electric, a newly formed, then wholly-owned, subsidiary of Alpine Holdco, (2) all of the outstanding shares of capital stock of DNE Systems, Inc. (“DNE Systems”); and (3) all of the outstanding shares of capital stock of Texas SUT Inc. and Superior Cable Holdings (1997) Ltd. (“SCH”), which together owned approximately 47% of Superior Cables Ltd. At times herein we refer to the foregoing acquisition of the electrical wire business of Superior, DNE Systems and the minority equity interest in Superior Cables Ltd. as the Electrical Acquisition. The aggregate purchase price was approximately $85 million in cash plus the issuance of a warrant (the "Warrant") to Superior to purchase 199 shares representing 19.9% of the Essex Electric common stock on a fully diluted basis. The Warrant is recorded as a liability in the consolidated balance sheet at its fair value at December 31, 2005 of $1.3 million. The change in the value of the Warrant is recorded in other income (expense). A net charge of $0.4 million was recorded in 2005, reflecting an increase in the estimated value of the Warrant. On January 25, 2006, Alpine purchased from Superior for a purchase price of $8.5 million (which was approximately the carrying value) the Warrant and Superior’s 614 shares of Essex Electric common stock, resulting in Alpine owning 100% of the total outstanding capital stock of Essex Electric.

Prior to December 11, 2002, Alpine's financial statements included the consolidated results of its then majority-controlled subsidiary Superior and Superior's then majority-owned subsidiary Superior Cables Ltd.. As a result of the vesting of certain Superior restricted stock arrangements in 2002, Alpine's common equity ownership in Superior declined from 50.2% at December 31, 2001 to 48.9%. Notwithstanding the decline in Alpine's direct equity ownership in Superior through December 11, 2002, Alpine had a controlling interest in Superior based on its additional indirect equity ownership position (including certain common share voting interests deemed to be controlled by Alpine). In connection with Alpine's acquisition of Superior's electrical wire business and DNE Systems certain changes were made with respect to Alpine's indirect voting interests in Superior’s equity such that Alpine no longer controlled Superior. Additionally, Alpine acquired approximately 47% of Superior Cables Ltd. from Superior as part of the Electrical Acquisition. Accordingly, effective for periods after December 11, 2002, Superior and Superior Cables Ltd. are accounted for under the equity method and are no longer consolidated with Alpine. During 2003, Alpine’s equity in the losses of Superior Cables Ltd. reduced its investment to zero and, accordingly, Alpine will not record its equity in any future losses of Superior Cables Ltd. unless income results in a positive investment. Except for a secured revolving credit facility in the maximum principal amount of $2.0 million between Alpine as lender and Superior Cables (USA) Ltd., as borrower (see Note 17) and as contemplated under a pending transaction, entered into in February 2006 among Alpine, Superior Cables, Ltd. and a third party (see Note 23), Alpine has no funding obligations in respect of Superior Cables Ltd.. Based on closing prices on the Tel Aviv Stock Exchange, the market value of Alpine's investment in Superior Cables Ltd. was $2.3 million at December 31, 2005.

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

On July 29, 2004 the Company sold DNE Systems, its wholly-owned defense electronics subsidiary, to a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company, for a purchase price of $40 million in cash (the “DNE Sale”). As a result of the DNE Sale a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. The results of operations of DNE Systems for the twelve month periods ended December 31, 2004 and 2003 have been presented as discontinued operations.

On September 30, 2005, Essex Electric entered into an asset purchase agreement, (the “Essex Electric Sale Agreement”), with the Southwire Company (“Southwire”) to sell certain of the assets comprising its electrical building wire business (the “Essex Electric Sale”). The Essex Electric Sale Agreement provided for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected liabilities related to the business. Essex Electric retained substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale were cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation serviced Essex Electric’s internal requirements for scrap processing, as well as outside customers. Such sale constituted the sale of substantially all of the assets of Essex Electric under Delaware law and in turn constituted a sale of substantially all of the assets of Alpine, requiring prior approval of Alpine stockholders. The purchase price payable by Southwire to Essex Electric under the Essex Electric Sale Agreement is the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets less certain liabilities. As of December 31, 2005, the net assets and related operations to be disposed of pursuant to the Essex Electric Sale did not meet all the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to be classified as assets held for sale or discontinued operations in 2005, since completion of the sale required Alpine stockholder approval. Approval was obtained at a special meeting of stockholders of Alpine on January 26, 2006. The Essex Electric Sale closed on January 31, 2006 (Note 22).

After the close of the Essex Electric Sale, Essex Electric’s operations include the scrap reclamation plant in Jonesboro, Indiana and the plastic resin compounding plant in Marion, Indiana. Additionally, the Company has agreed to increase its investment in Superior Cables Ltd., the largest Israel based wire and cable manufacturer (see Note 23 to the consolidated financial statements) and will continue to explore and consider utilizing its available liquid assets for a range of investments and business acquisitions.

Segment Information

The Company operates in one segment - building wire and cable. One customer (Home Depot) accounted for 20% and 23% of net sales for the years ended December 31, 2005 and 2004, respectively. All of the Company’s consolidated net sales and long-lived assets for the years ended December 31, 2005, 2004 and 2003 were based in the United States.

Cash and cash equivalents

All highly liquid investments purchased with a maturity at acquisition of 90 days or less are considered to be cash equivalents. Cash and cash equivalents includes restricted cash of approximately $0.2 million as of both December 31, 2005 and 2004.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  Summary of significant accounting policies (continued)

Marketable securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Corporation intends and has the ability to hold until maturity, are reported at amortized cost. Available for sale and trading securities are reported at fair value with unrealized gains and losses included in shareholders’ equity or income net of related income taxes, respectively. All of the Company’s investment securities were classified as available for sale at December 31, 2004. For the year ended December 31, 2005, $0.5 million of securities were classified as held to maturity as the Company intends to hold these investments to maturity. Since such maturity date is beyond one year from the date of the consolidated balance sheet these securities are classified as long-term assets as of December 31, 2005. Since these securities were previously classified as available for sale, the Company is amortizing to income the $60 thousand unrealized loss over the life of the securities. All other securities held as of December 31, 2005 have been classified as available for sale.

The following table shows the unrealized gains (losses) and fair value of the Company’s investments aggregated by investment category as of December 31, 2005:

Description of Securities	Cost Basis	Unrealized Gains	Unrealized Losses*	Fair Value
Money funds/sweep options	$1,117			$1,117
Marketable equity securities	4,836	$88	$(174)	4,750
Municipal bonds and notes	10,100			10,100
Mutual funds	6,244	534	(19)	6,759
Preferred securities	250			250
Total	$22,547	$622	$(193)	$22,976

* none of the gross unrealized losses have exceeded 12 months.

The gross unrealized losses related to short-term investments are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2005 and a decrease in the fair value of equity securities due to fluctuations in the stock market. Alpine has determined that the gross unrealized losses on its short-term investments at December 31, 2005 are temporary in nature. Alpine reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, credit quality and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Due from related party

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of December 31, 2005, $1.4 million of advances were included as due from related party. Total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

Inventories

Inventories are stated at the lower of cost or market. At December 31, 2005 and 2004, cost for the Essex Electric inventory is determined using the last-in, first-out ("LIFO") method. The Company determines whether a lower of cost or market provision is required on a quarterly basis by analyzing whether inventory on hand can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2005 or 2004. Inventories include costs of materials, labor and manufacturing overhead. See Note 2.

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

Deferred financing costs

Origination costs incurred in connection with outstanding debt financings are included in the consolidated balance sheet in long-term investments and other assets. These deferred financing costs are being amortized over the lives of the related debt on an effective interest rate basis and are charged to operations as additional interest expense. During the fourth quarter of 2003 the Company amended the Revolving Credit Facility to reduce the maximum amount of lender commitments available thereunder by 30% and therefore 30% ($0.6 million) of remaining deferred financing costs were written off. Total net deferred financing fees at December 31, 2005 and 2004 were approximately $0.8 million and $1.2 million, respectively. The remaining balance of $0.8 million was written off in January 2006, in connection with the repayment of the Revolving Credit Facility.

Amounts due customers

Included in accrued expenses at December 31, 2005 and 2004 are certain amounts due customers totaling $6.9 million and $4.3 million, respectively, representing cash discount liabilities to customers who meet certain contractual sales volume criteria. Such discounts are paid periodically to those qualifying customers. These liabilities are recorded as reductions to revenue, as customers purchase toward required volume levels.

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

  Significant judgment is required in determining our consolidated income tax provision and evaluating our U.S. tax position. It is our policy to maintain tax contingency reserves for potential tax audit issues and uncertain tax positions. The Company reviews the reserves as circumstances warrant and adjusts the reserves as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues or rendering of court decisions affecting a particular tax issue. Tax reserve contingencies and changes to the reserves are evaluated and recorded in our tax provision in the period in which the above noted events occur.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (Continued)

Derivative financial instruments

The Company applies SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138 for its derivative financial instruments. These statements establish accounting and reporting standards for derivative instruments and require recognition of all derivatives as either assets or liabilities in the statements of financial position and measurement of those instruments at fair value.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered, the Company designates the derivative as either (i) a fair value hedge of a recognized asset or liability, (ii) a cash flow hedge of a forecasted transaction, (iii) a hedge of a net investment in a foreign operation, or (iv) a non-designated derivative instrument. The Company has in the past engaged in certain derivatives that are classified as fair value hedges, cash flow hedges and non-designated derivative instruments. Changes in the fair value of derivatives that are designated as fair value hedges and the underlying exposure being hedged are adjusted to fair value and are recorded in the consolidated statements of operations in the same line item. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income with any ineffective portion immediately recognized in earnings. Changes in the fair value of non-designated derivative contracts are reported in current earnings. At December 31, 2005, the Company had approximately $2.7 million of copper futures contracts representing 1.3 million copper pounds outstanding as non-designated derivative instruments. These contracts were recorded at fair value at December 31, 2005. There were $8 million of copper futures contracts representing 6 million copper pounds outstanding at December 31, 2004.

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

Revenue recognition

Revenue is recognized when the product is shipped to the customer, which is when title and risk of loss pass. The Company’s price to the buyer is fixed and determinable based upon the price set forth in a written order from the customer. Allowances for discounts and sales incentives are made at the time of sale based on incentive programs available to the customer. The cost of these programs is dependent on various factors including the timing of the sale and the volume of sales achieved by the customer. The Company monitors these factors and records estimated obligations based on current sales levels as a reduction of revenue over the periods earned.

Subsidiary stock transactions

The Company's ownership percentage in subsidiary stock is impacted by the Company's purchase of additional subsidiary stock, as well as subsidiary stock transactions, including the subsidiary's purchase of its own stock and the subsidiary's issuance of its own stock. The Company accounts for subsidiary stock transactions in accordance with Staff Accounting Bulletin No. 51, Accounting for sales of stock by a subsidiary and records all gains and losses related to subsidiary stock transactions through other income and expense. In September 2003, Alpine Holdco subscribed for and purchased 681 newly issued shares of Essex Electric common stock. In October 2003, Superior exercised its rights under a securityholders agreement and subscribed for and purchased 169 newly issued shares of Essex Electric common stock. This securityholders agreement was executed at the time of and in conjunction with the Electrical Acquisition. As a result of the sales and issuance of common stock by Essex Electric, Alpine Holdco and Superior owned approximately 90% and 10%, respectively, of the total outstanding stock of Essex Electric as of December 31, 2004. In accordance with Staff Accounting Bulletin No. 51, the reduction in Alpine Holdco's ownership of Essex Electric from 100% to 90% was accounted for by the Company as a non-cash loss of $2.7 million, and recorded in the 2003 consolidated statement of operations as other income (expense).

In January 2005, Holdco purchased 1,792 shares of Essex Electric common stock for a cash purchase price of $5.0 million and Superior purchased 445 shares of Essex Electric common stock for an aggregate cash purchase price of $1.2 million. Following the aforementioned investments and as of December 31, 2005, Holdco and Superior owned 84.2% and 15.8% of Essex Electric, respectively. The Company recorded a loss on sale of subsidiary stock of approximately $0.9 million in January 2005 related to this transaction. On January 25, 2006, Alpine purchased from Superior for a purchase price of $8.5 million (which approximated the

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (Continued)

book value at the time), the Warrant and Superior’s 614 shares of Essex Electric common stock, resulting in Alpine owning 100% of the total outstanding capital stock of Essex Electric.

Stock-Based Compensation Plans

The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock-based compensation plans. Under this method, compensation expense is recorded on the date of grant only if  the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$4,573	$13,440	$834,776
Add stock-based employee compensation expense included in reported net income, net of tax effects of $190, $577 and $138, respectively	354	1,055	255
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(521)	(1,315)	(494)
Pro forma net income	$4,406	$13,180	$834,537
Preferred stock dividends	(445)	(2,044)	(206)
Dividend on beneficial conversion feature of preferred stock rights offering		(1,203)	(2,550)
Proforma net income - applicable to common stock	$3,961	$9,933	$831,781

Net income per share:
Basic—as reported	$0.26	$0.76	$60.39
Basic—pro forma	$0.25	$0.74	$60.37
Diluted—as reported	$0.16	$0.76	$51.23
Diluted—pro forma	$0.15	$0.74	$51.22

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years and outstanding options may be exercised or cancelled. The weighted average per share fair value of options granted (using the Black-Scholes option-pricing model) for the years ended December 31, 2005, 2004 and 2003, was $1.99, $0.91 and $0.52, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003, respectively: dividend yield of 0% for each year; expected volatility of 160%, 191% and 99%; risk-free interest rate of 4.35%, 3.53% and 2.99%; and expected life of two years for all periods.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (Continued)

The Company amortizes the value of the restricted stock grants evenly over the vesting periods, based upon the market value of the stock as of the date of the grant.

Research and development costs

Research and development costs are expensed as incurred, however with the divestiture of the DNE operations, research and development costs for continuing operations were less than $0.1 million for the years 2005, 2004 and 2003.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2005, 2004 and 2003 were approximately $0.2, $0.2 and $0.3 million, respectively.

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

Comprehensive income

Comprehensive income includes all changes in equity from non-owner sources such as net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, changes in the fair value of derivatives and minimum pension liability adjustments. Accumulated other comprehensive income (loss) net of tax was approximately $0.2 million as of December 31, 2005 and less than ($0.1 million) as of December 31, 2004.

Concentration of risk and allowance for doubtful accounts

The Company determines the allowance based on its historical write-off experience and a review of certain specific accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. See Segment Information above.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment for Disposal of Long-lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset group. Assets to be disposed of are included in other current assets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. The gain (loss) on asset sales and impairment (net of recoveries) for 2005, 2004 and 2003 were $(0.6), $(0.5) and $2.1 million, respectively. See Note 14 for details.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (Continued)

Contingencies

The Company is involved in various legal proceedings and contingencies. Liabilities for these matters are recorded in accordance with SFAS No. 5, Accounting for Contingencies. SFAS 5 requires a liability to be recorded based on management's estimate of the probable cost of the resolution of a contingency. The actual resolution of these contingencies may differ from such estimates. If a contingency is settled for an amount greater than the Company's estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than they Company's estimate, a future credit to income would result.

Use of estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and intangible assets; valuation allowances for receivables, inventories, and deferred income tax assets; liabilities for income tax and other tax contingencies; self-insurance reserves; valuation of derivative instruments; and obligations related to employee benefits. Actual results could differ from those estimates.

Restructuring costs

The Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities effective January 1, 2003. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The restructuring costs incurred during the years ended December 31, 2005, 2004 and 2003 have been accounted for in accordance with SFAS No. 146.

Guarantees

The Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 effective January 1, 2003. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. Since 1993, Alpine has been a party to a guaranty of obligations of former affiliate, Superior under a lease by Superior of a manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

In connection with the Essex Electric Sale in January 2006, the Company guaranteed that Essex Electric would maintain not less than $3.5 million in cash and cash equivalent assets through July 2007. The Company is not a party to any other guarantees and implementation of FASB Interpretation No. 45 did not have a material effect on the Company's financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (Continued)

Recent accounting standards

During 2003, the Emerging Issues Task Force (EITF) added to its agenda EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to address the meaning of “other-than-temporary” impairment and its application to certain investments carried at cost. In November 2003, the Task Force developed new disclosure requirements concerning unrealized losses on available-for-sale debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.. In March 2004, the Task Force issued guidance regarding the measurement and recognition of an “other-than-temporary” impairment, which was subsequently delayed in September 2004. In June 2005, the Task Force decided not to provide additional guidance on the meaning of “other-than-temporary” impairment. The project was retitled FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which replaces the guidance found in EITF 03-01 and states that the assessment of whether impairment is “other-than-temporary” would be based upon existing “other-than-temporary” impairment guidance and the effective date for the use of this guidance would be for reporting periods beginning after December 15, 2005. The adoption of the provisions of this FSP is not expected to have a significant impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued Statement 151, Inventory Costs. This statement amends Accounting Research Bulletin No. 43 to clarify that:

o	abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges; and
o	requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.

The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment, a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB opinion No. 25 and requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock awards) granted to employees. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. The Company intends to apply the standard on a modified prospective method. Under this method, all awards granted after the date of adoption must be accounted for under the provisions of Statement 123(R). In addition, compensation expense must be recognized for the unvested portion of previously granted awards and options that remain outstanding at the date of adoption. The Company will adopt Statement 123(R) effective January 1, 2006 and expects to recognize incremental non-cash compensation expense related to currently outstanding options and awards of approximately $0.1 million in 2006.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under Statement 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance test and fair value is determinable, the transaction must be accounted for at fair value resulting in the recognition of any gain or loss. This statement is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

In June 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. In the absence of explicit transition provisions provided for in new or existing accounting pronouncements, Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to do so. The Statement is effective for fiscal years beginning after December 15, 2005. The Company will begin applying provisions of this statement beginning January 1, 2006.

 THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of significant accounting policies (Continued)

In February 2006, the FASB issued Statement 155 Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 which provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with Statement 133. Statement 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or when certain events occur that constitute a remeasurement (i.e., new basis) event for a previously recognized hybrid financial instrument. An entity must document its election to measure a hybrid financial instrument at fair value, either concurrently or via a preexisting policy for automatic election. Once the fair value election has been made, that hybrid financial instrument may not be designated as a hedging instrument pursuant to Statement 133. We do not expect the adoption of this statement will have any material impact on our results of operations or financial position.

2.  Inventories

At December 31, 2005 and 2004, the components of inventories are as follows:

	December 31,	December 31,
	2005	2004
	(in thousands)

Raw materials	$9,551	$15,169
Work in process	7,038	5,476
Finished goods	34,953	31,981
	51,542	52,626
LIFO reserve	(30,118)	(22,209)
	$21,424	$30,417

All inventories at December 31, 2005 and 2004, are valued using the LIFO method of accounting. Effective December 11, 2002, in connection with the Electrical Acquisition, the Company established two LIFO pools for the Essex Electric inventory consisting, respectively, of copper and all other inventory components. During 2005 and 2004, the Company recorded a decrement of $6.4 million and $2.1, respectively, on its LIFO reserve as reduction in cost of goods sold.

3.  Property, plant and equipment

At December 31, 2005 and 2004, property, plant and equipment consisted of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)

Land	$160	$160
Buildings and improvements	4,250	4,033
Machinery and equipment	15,704	12,270
Construction in progress	216	1,914
	20,330	18,377
Less accumulated depreciation	(2,602)	(1,450)
	$17,728	$16,927

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Property, plant and equipment (Continued)

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was $1.3 million, $0.9 million and $0.7 million, respectively.

Assets held for sale of $1.4 million as of December 31, 2004, are classified as other current assets.

During 2005, Essex Electric donated land and building at a former manufacturing site in Orleans, IN to the Business Reform Foundation and in accordance with SFAS 116, Accounting for Contributions Received and Contributions Made, the Company recorded a $0.8 million loss for the book value. The Company recorded a tax benefit of $1.3 million for the tax effect of the deduction for the donation. During 2004 the Company recorded a $0.6 million loss for the book value of land and building which was donated to the City of Sikeston and a tax benefit of $1.0 million was recorded.

4.  Discontinued operations

On June 21, 2004 the Company entered into an agreement to sell DNE Systems, its wholly-owned defense electronics subsidiary, to ULTRA Electronics Defense, Inc., a wholly-owned subsidiary of Ultra Electronics Holdings plc, a United Kingdom-based company that is listed on the London Stock Exchange (the “DNE Sale”). The purchase price was $40 million in cash at closing. The sale was consummated on July 29, 2004 and a pretax book gain of approximately $29.4 million, net of expenses, was recorded in the third quarter of 2004. DNE Systems results of operations for the seven months ended July 31, 2004 and the year ended December 31, 2003 have been reflected as discontinued operations.

The revenue and income before taxes of DNE that is classified in discontinued operations for the twelve month periods ended December 31, 2004 and 2003 are presented below:

	Twelve Months ended December 31,
	2004	2003
Revenues	$15,295	$28,372
Income before taxes	$2,616	$5,449

5. Comprehensive income

The components of comprehensive income for the twelve months ended December 31, 2005, 2004 and 2003 were as follows:

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)

Net income	$4,573	$13,440	$834,776
Change in unrealized losses on securities, net of tax	225	(53)	30
Change in minimum pension liability, net of tax	14	(24)	—
Reversal of other comprehensive loss associated with Superior	—	—	11,624
Comprehensive income	$4,812	$13,363	$846,430

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Accrued expenses

At December 31, 2005 and 2004, accrued expenses consist of the following:
	December 31,	December 31,
	2005	2004
	(in thousands)

Accrued wages, salaries and employee benefits	$3,120	$2,270
Allowance for restructuring activities	33	—
Accrued customer discounts	6,910	4,326
Other accrued expenses	5,313	4,458
	$15,376	$11,054

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

The terms of the Revolving Credit Facility provided for a maximum committed amount of $100 million at its inception which, at the request of the Companies, was reduced to $70 million on December 8, 2003. Borrowing availability is determined by reference to a borrowing base that permits advances to be made at various net valuation rates against various assets of the Companies. Interest is payable monthly in cash in arrears and is based on, at Alpine Holdco's option, LIBOR or prime rates plus a fixed margin. The weighted average interest rate at December 31, 2005 and 2004 was 7.68% and 6.05%, respectively. The Revolving Credit Facility also provides for maintenance of financial covenants and ratios relating to minimum EBITDA and tangible net worth, and includes restrictions on capital expenditures, payment of cash dividends and incurrence of indebtedness. Alpine Holdco was in compliance with all applicable covenants at December 31, 2005. All Revolving Credit Facility obligations are secured by a lien on all of the Companies' tangible and intangible assets, other than the investment in Superior Cables Ltd. The obligations under the Revolving Credit Facility are without recourse to Alpine. At December 31, 2005 the Companies had $29.8 million of borrowing availability.

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

Effective concurrently with the consummation of the DNE Sale (see note 4) on July 29, 2004, the lenders released each of DNE Systems, DNE Technologies, and DNE Manufacturing from all of their obligations under the Revolving Credit Facility (the "DNE Parties"), released all property of the DNE Parties from the liens granted for the benefit of the lenders under the Revolving Credit Facility and all of the outstanding and issued capital stock of the DNE Parties from the pledge thereof delivered in connection with the Revolving Credit Facility, and the DNE Parties no longer are "Borrowers" or a "Credit Party", as the case may be, under the Revolving Credit Facility. Accordingly, from and after July 29, 2004, the DNE Parties are not included in the term "Companies". The Revolving Credit Facility was amended on November 10, 2004 to reflect modifications agreed to by the parties as a result of the DNE Sale.

Effective concurrently with the closing of the Essex Electric Sale on January 31, 2006 (see Note 22), the Revolving Credit Facility was repaid, all remaining borrower Companies and Credit Parties and their respective assets were released from all liens, pledges and obligations thereunder and such facility was terminated.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Long-term debt

At December 31, 2005 and 2004, long-term debt consists of the following:

	December 31,	December 31,
	2005	2004
	(in thousands)

6% Junior Subordinated Notes, net of $0.6 and $1.1 million discount, respectively	$2,456	$3,122
Other	—	386

	2,456	3,508
Less current portion of long-term debt	—	386

	$2,456	$3,122

On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants. During 2005 and 2004, the Company retired $1.1 and $0.2 million of the Subordinated Notes and in 2005 recorded approximately $0.2 million of additional interest expense related to the acceleration of the related unamortized discount.

The “Other” debt caption represents a loan with Raytheon Aircraft Credit Corporation to finance the purchase of 12.5% interest in an aircraft. An agreement was signed in December 2004 to sell the interest in the aircraft and the sale was consummated in March 2005. Therefore, the debt was classified as current as of December 31, 2004 and repaid in March 2005.

At December 31, 2005 and 2004, the fair value of the Company's debt approximates carrying value.

The aggregate principal maturities of long-term debt subsequent to December 31, 2005, were as follows:

Year Ending	(in thousands)
2006	$0
2007	771
2008	771
2009	771
2010	770

 THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Other long-term liabilities

At December 31, 2005 and 2004, other long-term liabilities consist of the following:

	December 31, 2005	December 31, 2004
	(in thousands)

Tax contingency reserve (see Note 13)	$17,106	$16,364
Other long-term liabilities	1,424	1,478
	$18,530	$17,842

10.  Earnings (loss) per share

The computation of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Year Ended December 31,
	2005			2004			2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic earnings (loss) per share
Income (loss) from continuing operations	$4,573			$(7,143)			$831,225
Adjustments:
Preferred stock dividends	(445)			(2,044)			(206)
Preferred stock dividends on beneficial conversion feature				(1,203)			(2,550)

Income attributable to common stock from continuing operations	$4,128	15,861	0.26	$(10,390)	13,440	$(0.77)	$828,469	13,778	$60.13
Income from discontinued operations				1,502	13,440	0.11	3,551	13,778	0.26
Gain on sale of DNE				19,081	13,440	1.42

Net income applicable to common stock	$4,128	15,861	$0.26	$10,193	13,440	$0.76	$832,020	13,778	$60.39

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Earnings (loss) per share (Continued)

	Year Ended December 31,
	2005			2004			2003
	Net Income	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
	(in thousands, except per share amounts)
Diluted earnings (loss) per share
Basic income (loss) from continuing operations	$4,128	15,861	$0.26	$(10,390)	13,440	$(0.77)	$828,469	13,778	$60.13
Effect of dilutive securities
Restricted stock plans		397						39
Stock option plans		661						38
Convertible preferred stock	445	10,537						2,385
Essex Electric warrant	(286)	—
Income (loss) attributable to common stock from continuing operations and assumed conversions	$4,287	27,456	$0.16	$(10,390)	13,440	$(0.77)	$828,469	16,240	$51.01
Income from discontinued operations				1,502	13,440	0.11	3,551	16,240	0.22
Gain on sale of DNE				19,081	13,440	1.42	—
Net income applicable to common stock	$4,287	27,456	$0.16	$10,193	13,440	$0.76	$832,020	16,240	$51.23

Diluted earnings per share for the year ended December 31, 2005 excludes the effect of an average of 0.1 million stock options and 0.1 million restricted stock shares that may be exercised in the future, because such effect would be anti-dilutive. The Company has excluded the assumed conversion of all stock options (1.5 million) and restricted stock grants (0.9 million) from the Company's earnings per share calculation for the year ended December 31, 2004, as the impact would be anti-dilutive due to the loss from continuing operations for that year. Diluted earnings per share for the year end December 31, 2003 excludes the effect of 0.9 million stock options and 0.4 million restricted stock grants that may be exercised in the future, because such effect would be antidilutive. The warrant issued in connection with the Electrical Acquisition has not been included in the computation of diluted income (loss) per share for the years ended December 31, 2004 and 2003 as the impact would be anti-dilutive.

11.  Stock based compensation plans

Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 19,436 shares of common stock available under the 1997 Plan at December 31, 2005. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The options granted under the 1997 Plan vest in equal annual installments over the three year period commencing on the first anniversary date of the grant or, if earlier, upon the occurrence of a change in control of the Company and options cannot be exercised after ten years from the date of grant. During the year ended December 31, 2005 and pursuant to the 1997 Plan, the Executive Compensation and Organization Committee of the Board of Directors of the Company (the “Compensation Committee”) granted incentive stock options to purchase 30,000 shares of the Company's common stock under individual option agreements to certain management employees. The exercise price of all such options was at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Stock based compensation plans (Continued)

The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. In 2005, 42,675 non-qualified stock options and 25,327 shares of restricted stock were granted to non-employee directors at the fair market value of the Common Stock at the date of the grant. Each stock option granted under the Stock Plan expires on the tenth anniversary of the date of the grant. Awards of restricted stock and stock options under the stock plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of the grant; (ii) a non-employee director’s death; and (iii) a change of control of the Company. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

Alpine also sponsors a 1984 Restricted Stock Plan under which a maximum of 600,000 shares of Common Stock have been reserved for issuance. At December 31, 2005, there are 25,895 shares available for issuance. During the year ended December 31, 2005, the Compensation Committee granted 17,500 shares of the Company’s Common Stock pursuant to such plan to management employees at the fair market value of the Common Stock at the date of the grant. Shares of restricted Common Stock under this grant vest in equal installments over a three year period commencing with the first anniversary of grant.

In addition to the above described grant under the 1984 Restricted Stock Plan, in 2004 the Compensation Committee also granted 40,000 shares of the restricted Common Stock to a certain executive from its treasury shares at the fair market value of the Common Stock on the date of the grant. The restricted Common Stock vests in equal installments on each of the first three anniversaries of the date of grant, subject to acceleration in the event a change in control of the Company. On March 25, 2004, this executive elected to defer the receipt of all shares of the restricted Common Stock for a period of five years pursuant to the Company’s Deferred Stock Account Plan.

Alpine sponsors The Alpine Group, Inc. Deferred Stock Account Plan, an unfunded deferred stock compensation plan whereby certain key management employee participants are permitted to (i) defer the receipt of all, or a portion of, their non-cash salary or bonus and shares issued upon stock option exercises, as defined by the plan and (ii) reinvest deemed cash dividends allocable to Common Stock credited to a participant’s account under the plan into additional deferred Common Stock. The plan also provides for matching contributions by the Company in various percentages applied to shares of Common Stock deferred therein. The compensation expense associated with the matching contribution is amortized over the vesting period of the deferral. Shares deferred into the deferred stock plan are held in irrevocable grantor trusts. At December 31, 2005, 1,853,092 shares of the Common Stock have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets. On December 16, 2005 and August 10, 2004, 105,294 and 112,000 shares of Common Stock, respectively, were credited to one executive’s deferred stock account upon his stock option exercise. The total unamortized deferred compensation was $0.5 and $0.6 million as of December 31, 2005 and 2004, respectively. In 2003, Alpine recognized income of $0.9 million as a result of the reversal of amounts previously accrued for matching contribution of deferred Common Stock held by employees who were either terminated or retired prior to the deferral period expiration date.

Total compensation expense related to all stock based compensation plans for the years ended December 31, 2005, 2004 and 2003, was $0.5 million, $1.6 million and $0.4 million, respectively.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Stock based compensation plans (Continued)

The following table summarizes stock option activity for the years ended December 31, 2003, 2004 and 2005.

	Shares Outstanding	Weighted- Average Exercise Price

Outstanding at December 31, 2002	2,723,208	$10.72
Exercised	—	—
Canceled	(2,402,584)	11.81
Granted	1,527,371	0.76
Outstanding at December 31, 2003	1,847,995	$1.07
Exercised	(425,061)	0.82
Canceled	(132,507)	0.76
Granted	165,743	1.22
Outstanding at December 31, 2004	1,456,170	$1.19
Exercised	(168,333)	0.76
Canceled	(64,719)	3.68
Granted	72,675	1.99
Outstanding at December 31, 2005	1,295,793	$1.17

Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
$0.4500-$0.6500	203,527	7.15	$0.5996	71,656	$0.5312
$0.76	598,199	7.47	0.7600	238,191	0.7600
$0.8750—$3.1000	447,778	7.64	1.3680	217,526	1.2892
$3.4380—$9.8130	35,083	2.56	4.9231	35,083	4.9231
$10.4380—$17.9380	11,206	3.55	13.3286	11,206	13.3286
	1,295,793	7.32	$1.1663	573,662	$1.4322

12.  Employee benefits

In conjunction with the sale of DNE Systems, the Company entered into an agreement with a certain former employee that entitles the former employee to a benefit accrued under the former supplemental executive retirement plan (“SERP”), payable at normal retirement age (65). The employee does not accrue any additional benefits, except for interest, under the SERP and the Company has the right to pay the actuarial equivalent lump sum value of the SERP to the former employee at its election with 30 days prior notice to the employee. The Company has recorded the present value of the SERP liability of $0.4 million as an other long-term liability as of December 31, 2005 and 2004.

Essex Electric established a defined benefit pension plan for hourly union employees effective January 1, 2003. The change in the projected benefit obligation, the change in plan assets and the funded status of the defined benefit pension plan for the years ended December 31, 2005 and 2004, are presented below, along with amounts recognized in the respective consolidated balance sheets.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Employee benefits (Continued)

Prior to 2002, Alpine sponsored an unfunded SERP. During 2001, the Company terminated or froze SERP benefits for certain employees resulting in a curtailment loss of $2.5 million and a settlement loss of $2.5 million. The benefits were paid out in 2002 or deposited in Rabbi Trust accounts, effectively terminating Alpine’s SERP. The amount remaining in the Rabbi Trust accounts, all of which is related to two current employees and included in other current assets, as of December 31, 2005, was $0.8 million. There is an equal and offsetting liability included in accrued expenses as of December 31, 2005.

The Company currently does not provide for any postretirement health care benefits.

	Defined Benefit Pension Plan
	December 31,	December 31,
	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$267	$131
Service cost	—	117
Interest cost	16	8
Actuarial loss	98	24
Benefits paid	(340)	(13)
Benefit obligation at end of year	$41	$267

Change in plan assets:
Fair value of plan assets at beginning of year	$144	$10
Actual return on plan assets	(5)	(2)
Employer contribution	255	149
Benefits paid	(340)	(13)
Fair value of plan assets at end of year	$54	$144

Funded status	$13	$(124)
Unrecognized net (gain) loss	17	41
Net amount recognized	$30	$(83)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$13	$(124)
Accumulated other comprehensive income	17	41
Net amount recognized	$30	$(83)

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Employee benefits (Continued)

The components of net periodic benefit cost of the defined benefit pension plan during the years ended December 31, 2005, 2004 and 2003 are presented below:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$—	$117	$139
Interest cost	16	8	2
Expected return on plan assets	(14)	(4)	—
Amortization of prior service cost	2	—	—
Curtailment (gain) loss	139	—	(20)
Net periodic benefit cost	$143	$121	$121

The actuarial present value of the projected pension benefit obligation at December 31, 2005, 2004 and 2003 were determined based upon the following assumptions:

	Defined Benefit Pension Plan
	Year Ended December 31,
	2005	2004	2003
Discount rate	5.75%	5.75%	6.25%
Expected return on plan assets	8.0%	8.0%	8.0%
Increase in future compensation	n/a	n/a	n/a

Following the Electrical Acquisition, Essex Electric established a defined contribution plan covering substantially all employees of Essex Electric and Alpine. The plan provides for limited matching of employee contributions. Company contributions to these plans for the years ended December 31, 2005 and 2004 were approximately $0.5 for both periods.

The Company elected not to adopt the disclosure requirements of SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, due to the immateriality of its pension plan.

In December 2005, the Compensation Committee approved the adoption of The Alpine Group, Inc. Deferred Cash Account Plan (the “Plan”), which provides senior executives of the Company and its subsidiaries designated by the Compensation Committee with the opportunity to defer receipt of and taxation upon all or a portion of such executives’ cash compensation for a range of deferral or redeferral periods elected by each executive as set out in the Plan. Amounts deferred under the Plan remain assets of the Company subject to claims of its creditors and any investment gains or losses upon such deferred amounts are exclusively for the respective accounts of participating executives. There are no provisions in the Plan for any Company match or contribution to the Plan.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income taxes

The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003, is comprised of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$3,842	$(4,547)	$663
State	588	337	(325)
Total current from continuing operations	4,430	(4,210)	338
Deferred:
Federal	(1,322)	(831)	(9,352)
State	(1,384)	(271)	(1,695)
Total deferred from continuing operations	(2,706)	(1,102)	(11,047)
Income taxes from continuing operations	—	(5,312)	(10,709)
Income taxes from discontinued operations	—	1,115	1,897
Provision for taxes on gain on sale of DNE	—	10,275	—
Total income tax (benefit) provision	$1,724	$6,078	$(8,812)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% for the years ended December 31, 2005, 2004 and, 2003, because of the effect of the following items:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Continuing operations:
Expected income tax expense (benefit) at U.S. federal statutory tax rate	$2,597	$(4,523)	$287,026
State income taxes, net of U.S. federal income tax benefit	(517)	(542)	(1,432)
Tax benefit on charitable contribution of building	(1,111)	(722)	—
Change in valuation allowance	(50)	149	(858)
Change in reserves	192	738	(128)
Permanent difference related to an investment	—	—	(300,427)
Other, net	613	(412)	5,110
Provision for income tax benefit from continuing operations	$1,724	$(5,312)	$(10,709)

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Income taxes (Continued)

Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004
Deferred tax assets:	(in thousands)
Accruals not currently deductible for tax	$1,257	$833
Compensation expense related to unexercised stock options and stock grants	2,789	2,564
Net operating loss carryforwards	2,315	5,845
Other	672	813
Total deferred tax assets	7,033	10,055
Less valuation allowance	(2,750)	(6,662)
Net deferred tax assets	4,283	3,393
Deferred tax liabilities:
Depreciation	3,686	2,314
Inventory	5,968	8,997
Total deferred tax liabilities	9,654	11,311
Net deferred tax liability	$5,371	$7,918
Net long-term deferred tax assets	313	264
Net current deferred tax liability	$5,684	$8,182

Tax contingency - the Company provides reserves for liabilities that may arise as a result of income tax exposures arising in the normal course of its business. These exposures may result from specific positions taken by the Company in its tax returns or from tax planning strategies employed by the Company to minimize its tax liabilities. Management determines tax exposure items based on positions asserted by tax authorities as well as management's assessment of exposures from unasserted items. The calculation of the income tax provision involves significant estimates and assumptions and actual results could differ from those estimates.

During 2001, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment. The Company claimed tax benefits from these transactions of $11.2 million and $3.2 million in 2001 and 2002, respectively. At December 31, 2001, the Company established a tax contingency reserve on its balance sheet corresponding to realized tax benefits. The balances in the reserve at December 31, 2005 and 2004 (including interest) were $17.1 and $16.4 million, respectively. This reserve is classified as other long-term liabilities in the accompanying consolidated financial statements.

Valuation allowances - at December 31, 2005, Alpine had state net operating loss carryforwards (“NOL’s”) in the amount of $3.6 million that can be used to offset future taxable income. The net operating loss carryforwards expire beginning in 2006 through 2020. Due to the surrender of authority for doing business in certain states, it is unlikely that Alpine will realize all of its state net operating loss carryforwards. Accordingly, Alpine has determined that, pursuant to the provision of SFAS No. 109, a deferred tax valuation allowance in the amount of $1.9 million is required on those deferred tax assets. Availability of the net operating loss carryforwards might be challenged upon taxing authorities' examinations of the related tax returns, which could affect the availability of such carryforwards. Alpine believes, however, that any challenges that would limit the utilization of net operating loss carryforwards would not have a material adverse effect on Alpine's financial position. During 2005, approximately $37.1 million of State NOL’s expired unused.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Asset impairment, restructuring and other charges

During the years ended December 31, 2005, 2004 and 2003 the Company recorded $3.1, $3.9 and $13.6 million, respectively, of restructuring and other charges comprised of costs related to relocation and installation of certain equipment from closed facilities and the start-up of new manufacturing processes at Essex Electric’s Florence, AL manufacturing facility, and costs related to the wind-down of other facilities previously closed and other miscellaneous expenses related to the Company's restructuring.

The following tables illustrate the restructuring reserve and the related activities for 2005 and 2004:

	December 31, 2004	Charges	Payments	December 31, 2005
	(in thousands)

Employee severance	$—	$804	$794	$10
Facility exit costs	—	1,423	1,423	—
Equipment and inventory relocation costs and other costs	—	841	818	23
	$—	$3,068	$3,035	$33

	December 31, 2003	Charges	Payments	December 31, 2004
	(in thousands)

Employee severance	$1,001	$19	$1,020	$—
Facility exit costs	—	935	935	—
Equipment and inventory relocation costs and other costs	—	2,942	2,942	—
	$1,001	$3,896	$4,897	$—

	December 31, 2002	Charges	Payments	December 31, 2003
	(in thousands)

Employee severance	$1,227	$3,640	$3,866	$1,001
Facility exit costs	200	792	992	—
Equipment and inventory relocation costs and other costs	—	9,120	9,120	—
	$1,427	$13,552	$13,978	$1,001

During the second quarter of 2005 the Anaheim, CA manufacturing facility was closed resulting in $1.3 million of restructuring costs (costs are included in the table above).  Restructuring costs included $0.6 million for severance and $0.7 million for equipment and inventory relocation.

Asset impairments were recognized during 2003 at the Sikeston, MO facility for items idled during the restructuring efforts and later identified for sale. The targeted assets had an original net book value of $1.1 million of which $0.5 million impairment write-off was recognized to reduce the cost to its fair market value. The resulting $0.6 million value is reported as assets held for sale as of December 31, 2003. An additional impairment was taken at the Florence facility for assets involved in exiting the industrial product line. The total impairment loss amounted to $0.1 million, recorded in December 2003, with residual assets held for sale valued at $0.1 million.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Derivative financial instruments and fair value information

The Company to a limited extent, uses, forward fixed price contracts and derivative financial instruments to manage, commodity price risks. The Company is exposed to credit risk in the event of nonperformance by counterparties for metal forward price contracts, and metals futures contracts but the Company does not anticipate nonperformance by any of these counter parties. The amount of such exposure is generally limited to the unrealized gains (losses) within the underlying contracts.

Commodity price risk management

The cost of copper, the Company's most significant raw material has been subject to significant volatility over the past several years. In anticipation of a significant reduction in inventory levels in 2003, the Company entered into copper futures sales contracts to minimize the price risk associated with declining copper costs. These contracts were liquidated throughout 2003 in step with the decreases in inventory.  In December 2003, the Company purchased approximately $13 million of copper inventory for use in the production process in the first quarter of 2004. In connection with such purchases, the Company entered into copper futures contracts to match the copper price to the consumption period. As such, these contracts were recorded at fair value at December 31, 2003 resulting in a charge to earnings of $0.6 million. These contracts were subsequently liquidated in the first quarter of 2004 and a gain was recognized of approximately $0.6 million.

Similarly, in December 2004, the Company purchased approximately $9 million of copper for use in the first quarter of 2005 and the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were also recorded at fair value at December 31, 2004 resulting in a charge to earnings of $0.4 million. These contracts were subsequently liquidated in the first quarter of 2005 and a gain was recognized of approximately $0.4 million.

Again, in December 2005, the Company purchased approximately $3 million of copper for use in the first quarter of 2006 and the Company entered into copper futures contracts to match the copper price to the consumption period. These contracts were recorded at cost at December 31, 2005, which approximated fair value and therefore no adjustment to cost of sales was required. These contracts were liquidated in the first quarter of 2006.

16.  Commitments and contingencies

Total rent expense under cancelable and noncancelable operating leases was $3.0 million, $2.7 million and $3.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, future minimum lease payments under noncancelable operating leases are as follows:

Year	(in thousands)

2006	$2,100
2007	1,303
2008	872
2009	355
2010	183
Thereafter	624
The Company subleases a portion of each of their three regional distribution centers. The Company received $1.0 million and $0.8 million of sublease income during 2005 and 2004, respectively. Below are the future lease commitments from the subleases related to these subleases.

Year	(in thousands)

2006	$314
2007	74

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Commitments and contingencies (Continued)

At December 31, 2005 the Company had committed approximately $31.8 million to outside vendors for the purchase of goods and services, which was primarily for inventory and other supply items.

Approximately 7% of the Company's total labor force at December 31, 2005 is covered by collective bargaining agreements. Contracts covering the Company's unionized work force are due to expire at various times in 2007. The Company considers relations with its employees to be satisfactory.

The Company is subject to lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material effect upon Alpine's consolidated financial position, liquidity or results of operations.

Alpine's operations are subject to environmental laws and regulations in each of the jurisdictions in which it owns or operates facilities or for which it has assumed liabilities, governing, among other things, emissions into the air, discharges to water, the use, handling and disposal of hazardous substances and the investigation and remediations of soil and groundwater contamination both on-site at past and current facilities and at off-site disposal locations. Alpine, as to two sites, and Essex Electric, as to one site, are currently involved in environmental investigations which will likely result in certain remedial activities being required under the oversight of two state regulatory agencies. Alpine currently does not believe that any of the environmental matters for which it may be liable will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

The Company accepts certain customer orders for future delivery at fixed prices. As copper is the most significant raw material used in the manufacturing process, the Company enters into forward purchase fixed price commitments for copper to properly match its cost to the value of the copper to be billed to the customers. At December 31, 2005 and 2004, the Company had forward fixed price purchase commitments of 1.0 and 0.5 million copper pounds, respectively.

17.  Related party transactions

In December 2002 the Company acquired certain assets and liabilities from Superior under the Electrical Acquisition. At that time, the Company also entered into a supply and transitional services agreement with Superior which was subsequently replaced in November 2003 by a new supply and services agreement between Superior Essex Inc. (the successor company to Superior pursuant to the Plan of Reorganization) and Essex Electric (collectively, the “Supply Agreements”). The Supply Agreements provided for the purchase from Superior of certain specified quantities of copper rod and certain transitional administrative services to Alpine Holdco and Essex Electric. The Supply Agreements expired on December 31, 2004 in accordance with their terms. The total cost of copper rod purchased under the Supply Agreements in 2004 and 2003 was $89.2 million and, $99.6 million respectively. The cost of administrative service for 2004 and 2003 was $1.4 and $4.4 million, respectively. Essex Electric also purchased approximately $84.4 million of copper rod from Superior in 2005.

Essex Electric subleases a portion of the Company’s leased facilities at Ontario, California and McDonough, Georgia to Superior. Lease payments to Essex Electric by Superior were $0.6, $0.7 and $0.8 in 2005, 2004 and 2003, respectively.

Essex Electric processes insulated copper wire at its Jonesboro, IN scrap reclamation center for Superior. Essex Electric charges a fee for this service and retains, then sells, the copper reclaimed. The amount paid to Superior for the copper pounds recovered were approximately $12.1, $10.7 and $5.5 million for 2005, 2004 and 2003, respectively. The charges to Superior for these services were $0.6, $0.6 and $0.5 million for 2005, 2004 and 2003, respectively.

In October 2003 and January 2005, Superior, under rights provided for in a Securityholders Agreement dated December 11, 2002, purchased 169 and 445 newly issued shares of Essex Electric common stock for an aggregate cash purchase price of $0.5 million and $1.2 million, respectively. On January 25, 2006, Alpine purchased from Superior for a purchase price of $8.5 million, the Warrant (as defined in Note 1 above) and Superior’s 614 shares of Essex Electric common stock, resulting in Alpine owning 100% of the total outstanding capital stock of Essex Electric.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  Related party transactions (Continued)

At December 31, 2005 and 2004, Alpine has outstanding loans to certain officers totaling $0.3 and $0.4 million, respectively, relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. The unpaid balance, which is added to accumulated deficit, bears interest at prime plus 0.5%. During 2002, the Company agreed to forgive $0.3 million, of such loans and accrued interest, with such forgiveness to occur over a ten year period, subject to certain employment conditions.

During 2004, the Company assigned life insurance policies to a former employee and current member of the Board of Directors for the Company, in satisfaction of its obligation to pay $0.2 million of annual premiums in respect of the polices. The aggregate net cash surrender value of the polices at the time of assignment was $0.2 million.

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of September 30, 2005, $1.4 million of advances were included as due from related party. Total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

In September 2005, Essex Electric loaned an employee, who was not an executive officer or equivalent of the Company, approximately $0.2 million as a bridge loan while the employee was relocating from one residence to another. This amount was outstanding at December 31, 2005 and is included in other current assets.

18.  Preferred stock

Alpine has authorized 500,000 shares of preferred stock with a par value of $1.00 per share. The preferred stock may be issued at the discretion of the Board of Directors in one or more series with differing terms, limitations and rights.

On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock originally was convertible into Common Stock, at the option of the holder, at the rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company (see Note 21), the conversion rate increased to 743.01. Since the market price of the Common Stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The beneficial conversion feature was recorded as a dividend as of December 29, 2004 when the privately placed Series A Preferred Stock became convertible following the increase in authorized but unissued shares of Common Stock from 25 million to 50 million shares.

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.  Preferred stock (Continued)

At December 31, 2005, 177 shares of 9% Cumulative Convertible Preferred Stock (“9% Preferred Stock”) were outstanding. Each Share of the 9% Preferred Stock is convertible into 105 1/2 shares of Common Stock, subject to customary adjustments. Alpine may redeem the stock at any time, in whole or in part at a price equal to the liquidation value per share of $1,000. The 9% Preferred Stock is senior to the Series A Preferred Stock.

19.  Stockholder rights agreement

Under the Company's Stockholder Rights Plan, last amended in March 2003 ("the Plan"), a Preferred Share Purchase Right ("Right") is attached to each share of Common Stock pursuant to which the holder will, in certain takeover-related circumstances, become entitled to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $75.00, subject to adjustment, with each share having substantially the rights and preferences of 100 shares of Common Stock. The Rights will separate from the common shares after a person or entity or group of affiliated or associated persons (other than certain grandfathered persons) acquire beneficial ownership of 15% (or in the case of Steven S. Elbaum, 40%) or more of the outstanding common shares) or commence a tender offer that would result in a person or group acquiring, beneficial ownership of 15% or more of the outstanding common shares. Grants of stock options and restricted stock by the board of directors of the Company (and its committees) to its officers, will not by itself cause an officer to become an acquiring person. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of Common Stock or stock of the acquiring person having a market value of twice the exercise price. Once certain triggering events have occurred to cause the Rights to become exercisable, each Right may be exchanged by the Company for one share of Common Stock.

The Rights are redeemable at any time, prior to the time that a person becomes an acquiring person, by the Company before their expiration on February 17, 2009 at a redemption price of $0.01 per Right. At December 31, 2005, 200,000 shares of Series A Junior Participating Preferred Stock were reserved for issuance under this Plan.

20. Quarterly financial information (unaudited)

The Company's unaudited quarterly results of operations for the year ended December 31, 2005 and 2004 are as follows:

	2005
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(in thousands, except per share data)

Net sales	$89,833	$97,811	$113,021	$147,150	$447,815
Gross profit	1,917	5,390	9,545	24,317	41,169
(Income) loss from continuing operations	(3,260)	(1,364)	786	8,411	4,573

Net income (loss)	(3,260)	(1,364)	786	8,411	4,573
Net income (loss) per share of common stock - basic (a)	(0.22)	(0.09)	0.04	0.51	0.26
Net income (loss) per share of common stock - diluted (a)	(0.22)	(0.09)	0.03	0.29	0.16

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly financial information (unaudited) (Continued)

	2004
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(in thousands, except per share data)

Net sales	$81,937	$76,678	$80,354	$76,925	$315,894
Gross profit	10,187	6,578	4,972	(2,181)	19,556
Income from continuing operations	772	(746)	(2,837)	(4,332)	(7,143)
Income from discontinued operations	703	892	(93)	—	1,502

Gain on sale of DNE	—	—	19,088	(7)	19,081
Net income (loss)	1,475	146	16,158	(4,339)	13,440

Net income (loss) per share of common stock - basic
From continuing operations, net of preferred dividends	0.05	(0.07)	(0.33)	(0.38)	(0.77)
From discontinued operations	0.06	0.07	(0.01)	—	0.11
Gain on sale of DNE	—	—	1.39	—	1.42
Net income (loss)	(0.11)	—	1.05	(0.38)	0.75
Net income (loss) per share of common stock - diluted (a)
From continuing operations	0.03	(0.07)	(0.33)	(0.38)	(0.77)
From discontinued operations	0.03	0.07	(0.01)	—	0.11
Gain on sale of DNE	—	—	1.39	—	1.42
Net income (loss)	0.06	—	1.05	(0.38)	0.76

(a)
Net income per diluted share of common stock for the twelve months is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarterly periods may not equal the net income per share for the years ended December 31, 2005 and 2004.

	2004
	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
	(in thousands, except per share data)
Reconciliation of 10Q amounts to amounts reported above:
Net sales
10Q as filed (for quarters 1-3 in 2004)	88,833	76,678	80,354	76,925	322,790
Discontinued Operations (a)	(6,896)	—	—	—	(6,896)
Net Customer Sales as reported	81,937	76,678	80,354	76,925	315,894

Gross profit
10Q as filed (for quarters 1-3 in 2004)	13,894	6,578	4,972	(2,181)	23,263
Discontinued Operations (a)	(3,707)	—	—	—	(3,707)
Gross profit as reported	10,187	6,578	4,972	(2,181)	19,556

(a)	DNE sale was announced during second quarter and classified as discontinued operations the second quarter and thereafter.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.  Special Dividend and Common Stock Reverse/Forward Split

On August 24, 2004, Alpine declared a special dividend of up to $0.40 per share of Common Stock and a special dividend of $103.65 per share of Series A Preferred Stock to shareholders of record on September 14, 2004 (the “Record Date”). The amount of the special dividend in respect of the Common Stock was reduced proportionately, to $0.36 per share, to adjust for additional shares of Common Stock issued by the Company between August 24, 2004 and the Record Date. This resulted in special dividend payments of $4.9 million in respect of the Common Stock and $1.5 million in respect of the Series A Preferred Stock. Under the respective terms of the stock based compensation plans of the Company (see note 11), the Company is required to allocate a deemed dividend in respect of shares of restricted Common Stock granted and unvested and/or deposited and credited to participant accounts under the Alpine Deferred Stock Account Plan in an amount equal to any cash dividend paid in respect of the Common Stock. Accordingly, on September 30, 2004, the Company declared, but did not yet pay, a total deemed dividend of $0.9 million, of which $0.1 and $0.6 million was recorded to compensation expense during 2005 and 2004, respectively. The remainder will be amortized over the vesting period of such unvested or deferred shares of Common Stock.

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

22.  Essex Electric Sale

As mentioned in Note 1, on January 31, 2006, Essex Electric completed the sale of certain of its assets comprising its building wire business to Southwire, which we refer to at times as the Essex Electric Sale. The transaction was provided for and consummated pursuant to an asset purchase agreement between Essex Electric, as seller and Southwire, as buyer, dated September 30, 2005. The agreement provided for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected current liabilities related to the business. Essex Electric retained substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale were cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation serviced both Essex Electric’s internal requirements for scrap processing, as well as outside customers. The purchase price was the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets.

The purchase price of $55.6 million was paid in cash by Southwire at closing and is subject to customary post-closing review and adjustment by the parties in accordance with certain agreed upon procedures provided for under the asset purchase agreement. Pursuant to a separate guaranty dated September 30, 2005, the Company guaranteed to Southwire that Essex Electric would maintain cash and cash equivalent assets of not less than $3.5 million for the eighteen-month period through July 2007. In connection with the consummation of the sale, Essex Electric repaid in full and terminated the Revolving Credit Facility (see Note 7).

As of December 31, 2005, the net assets to be disposed of pursuant to the Essex Electric Sale did not meet all of the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to be classified as assets held for sale or discontinued operations as of December 31, 2005 since completion of the sale required Alpine stockholder approval. Such approval occurred at a special meeting of stockholders of Alpine on January 26, 2006. The Essex Electric Sale closed on January 31, 2006.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.  Essex Electric Sale (continued)

The assets and liabilities included in the 2005 and 2004 consolidated financial statements relating to the operations of Essex Electric sold in the Essex Electric Sale are as follows:

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:	(in millions)
Account receivable	$67.4	$39.0
Inventories, net of LIFO reserve of $30.0 and $22.2, respectively	21.4	30.4
Other current assets	2.0	4.7
Total current assets	$90.8	$74.1
Property, plant and equipment, net (Note 3)	16.5	15.5
Other assets	0.8	1.2
Total assets	$108.1	$90.8

LIABILITIES
Current liabilities:
Revolving credit facility	$26.7	$40.3
Accounts payable	25.3	14.0
Accrued expenses	11.7	7.7
Accrued income taxes	2.6	—
Deferred income taxes	6.4	8.8
Total current liabilities	72.7	70.8

Deferred income taxes	2.8	2.4
Warrant	1.3	0.9
Total liabilities	76.8	74.1
Net assets	$31.3	$16.7

The revenues and pretax income included in the accompanying 2005, 2004 and 2003 statement of operations included in the consolidated financial statements contained herein related to the operations sold in the Essex Electric Sale are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in millions)
Net sales	$438.4	$304.7	$296.4
Pretax income (loss)	12.3	(5.5)	(27.2)

The estimated pretax book gain on the Essex Electric Sale is approximately $21 million. Total estimated net cash proceeds from the Essex Electric Sale are approximately $83 million, including the net proceeds received from Southwire, the collection of outstanding accounts receivable and payment of liabilities (including the Revolving Credit Facility) and expenses related to the Essex Electric Sale. Total restructuring expenses expected to be incurred are estimated to be approximately $7 million; related to severance, employee related costs and lease terminations.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.  Subsequent Events

Superior Cables Ltd. proposed Share Purchase agreement

On February 22, 2006, Alpine Holdco Inc. (“Alpine Holdco”) and Superior Cables (1997) Holdings Ltd. (“SCH”), each wholly-owned subsidiaries of The Alpine Group, Inc. (the “Company”), Shrem Fudim Kelner Technologies Ltd., (“SFKT”), a company organized and registered under the laws of Israel, and Superior Cables Ltd., the Company’s indirect 46% owned affiliate (“SCL”), entered into a share purchase agreement (the “Agreement”). Subject and pursuant to the Agreement, Alpine Holdco agreed to invest $10 million in SCL in consideration for and purchase of 75 million SCL ordinary shares; and SFKT agreed to invest $5 million in SCL in consideration for and purchase of 46,192,664 SCL ordinary shares and an option (the “SKFT Option”) to purchase an additional 4,619,266 SCL ordinary shares (the “Investment”). Also, subject and pursuant to the Agreement, immediately prior to consummation of the Investment, SCH agreed to sell 8,400,000 SCL ordinary shares to unrelated third parties (the “SCH Sale”). After giving effect to the Investment (including assumed exercise of the SFKT Option) and the SCH Sale, the Company (including the ownership interests of Alpine Holdco and SCH) and SFKT will own approximately 51% and 31%, respectively, of the issued and outstanding share capital of SCL.

Also on February 22, 2006, Alpine Holdco, SCH and SFKT entered into a shareholders agreement (the “Shareholder’s Agreement”) which is effective upon consummation of the Investment. The Shareholders' Agreement provides, among other matters, for (i) certain restrictions upon sale and disposition of SCL ordinary shares, (ii) rights of first offer and "tag along" rights in regard to certain proposed sales of SCL ordinary shares, (iii) mutual support and voting for candidates for election to the SCL board of directors, and (iv) sharing of certain management fees payable by SCL.

Completion of the transactions provided for under the Agreement are subject to certain customary conditions and to approval by the stockholders of SCL, in accordance with Israeli law, by certain Israeli governmental authorities and by the Tel Aviv Stock Exchange, not later than June 30, 2006.

On February 23, 2006, SCL announced that SCL and Bank Hapoalim Ltd., (the “Bank”), SCL’s principal lender, entered into an agreement amending and restructuring SCL’s indebtedness with the Bank. Pursuant to that agreement, effective concurrently with and conditioned upon consummation of the Investment, the Bank agreed to refinance and extend approximately $11 million in long term indebtedness of SCL and convert $15 million in SCL indebtedness into a subordinate loan repayable only upon liquidation of SCL in consideration of an option to acquire 15% of SCL share capital at no further cost.

Modified “Dutch Auction” Tender Offer

On March 1, 2006, Alpine announced that it would commence a modified "Dutch Auction" tender offer to purchase up to 6 million shares of its Common Stock at a price per share not less than $3.00 and not greater than $3.50. The tender offer commenced on March 1, 2006, and will expire on April 3, 2006, unless extended. Alpine agreed to purchase up to 6 million common shares tendered in response to the offer (representing approximately 36.3% of Alpine's outstanding common shares and 22.3% of Alpine's outstanding common shares assuming conversion of all of Alpine's outstanding Series A Preferred stock). The tender offer is not contingent upon any minimum number of shares being tendered. The tender offer is, however, subject to a number of other terms and conditions.

SCHEDULE I

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$246	$217
Marketable securities	22,976	35,827
Deferred income tax asset	697	614
Due from related party	1,399	—
Other current assets	1,611	1,826
Total current assets	26,929	38,484
Investment in consolidated subsidiaries	26,443	16,620
Property, plant and equipment, net	64	79
Advances and loans to subsidiaries	2,596	1,986
Deferred income taxes	3,082	2,654
Long-term investments and other assets	2,064	1,506
Total assets	$61,178	$61,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$386
Accounts payable	73	45
Accrued income taxes	2,083	7,336
Accrued expenses	3,505	3,158
Total current liabilities	5,661	10,925

Long-term debt, less current portion	2,456	3,122
Other long-term liabilities	18,543	17,782
Mandatorily redeemable Series A preferred stock	5,263	5,545

Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	$177	$177
Common stock, $.10 par value; (50,000,000 authorized; 25,239,696 and 24,670,054 shares issued at December 31, 2005 and 2004, respectively)	2,524	2,467
Capital in excess of par value	169,156	168,446
Accumulated other comprehensive income (loss)	219	(20)
Accumulated deficit	(48,827)	(52,955)

Treasury stock, at cost (10,873,427 and 10,929,985 shares at December 31, 2005 and 2004, respectively)	(93,648)	(93,705)
Receivable from stockholders	(346)	(415)
Total stockholders' equity	29,255	23,955
Total liabilities and stockholders' equity	$61,178	$61,329

SCHEDULE I (cont')

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Interest and dividend income	$761	$401	$137
Intercompany interest	152	190	—
Intercompany dividend	—	28,099	—
Other income	648	42	70
	$1,561	$28,732	$207
Expenses:
General and administrative	1,958	4,104	1,893
Interest expense	676	519	437
Other expense	220	820	167
	2,854	5,443	2,497

Net revenues (expenses)	(1,293)	23,289	(2,290)
Gain on cancellation of equity investment in Superior	—	—	854,262
Income (loss) before income taxes and equity in net income(loss) of subsidiaries	(1,293)	23,289	851,972
Benefit (provision) for income taxes	1,031	936	(389)
Income before equity in income (loss) of subsidiaries, net	(262)	24,225	851,583
Equity in net income (loss) of subsidiaries, net:
Alpine Holdco	4,835	(10,785)	(16,807)
Net income (loss)	$4,573	$13,440	$834,776

SCHEDULE I (cont')

THE ALPINE GROUP, INC.
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows provided by (used for) operating activities	$(4,887)	$36,513	$(1,104)
Cash flows from investing activities:
Investments in and advances to subsidiaries	—	—	(1,899)
Capital expenditures	(4)	(66)	(25)
Purchase of marketable securities	(4,036)	(39,360)	(6,672)
Proceeds from sale of marketable securities and other investments	17,283	10,213	—
Proceeds from sale of (investment in) PolyVision	—	—	1,296
Advances under loans to affiliate	(1,750)	—	—
Proceeds under loans to affiliate	351	—	—
Proceeds from sale of assets	—	346	—
Cash flows provided by (used for) investing activities	11,844	(28,867)	(7,300)

Cash flows from financing activities:
Long-term borrowings	(1,483)	(630)	—
Debt / equity issuance costs	—	—	(39)
Repayments of long-term borrowings	—	—	(2,247)
Issue of preferred stock	—	—	6,940
Dividends on preferred stock	(445)	(2,044)	(206)
Dividends on common stock	—	(4,947)	—
Proceeds from stock options exercised	14	234	—
Purchase of treasury shares	—	—	(5)
Preferred stock redemptions	—	(250)	—
Alpine Group, Inc. investment in Holdco	(4,998)	—	—
Proceeds from minority interest in sub	—	—	471
Other	(16)	1	1
Cash flows provided by (used for) financing activities	(6,928)	(7,636)	4,915
Net increase (decrease) in cash and cash equivalents	29	10	(3,489)
Cash and cash equivalents at beginning of year	217	207	3,696
Cash and cash equivalents at end of year	$246	$217	$207

Supplemental cash flow disclosures:
Cash paid for interest	$231	$328	$543

Cash paid (refunded) for income taxes, net	$3,965	$730	$(1,385)

SCHEDULE I (cont')

THE ALPINE GROUP, INC.
(PARENT COMPANY)

NOTES TO FINANCIAL STATEMENTS
(in thousands)

	December 31,
	2005	2004

Long-term debt consists of:
6% Junior Subordinate Notes, net of discount of $0.9 and $1.1 million, respectively	$2,456	$3,122
Other	—	386
	2,456	3,508
Less current portion	—	386
	$2,456	$3,122

Minimum current maturities of long-term debt outstanding as of December 31, 2005 are as follows:

Fiscal Year	Amount

2006	$0
2007	771
2008	771
2009	771
2010	770

An intercompany dividend totaling $28.1 million was paid from Alpine Holdco to the parent company during 2004. This dividend was primarily proceeds from the sale of DNE and was consented to by the Alpine Holdco lenders.

SCHEDULE II

THE ALPINE GROUP, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period

Year Ended December 31, 2005:
Allowance for restructuring activities	$—	$3,068	—	$(3,035)(a	)	$33
Allowance for doubtful accounts	387	190	—	(364)		213
LIFO reserve	22,209	7,909	—	—		30,118

Year Ended December 31, 2004:
Allowance for restructuring activities	$1,001	$3,896	—	$(4,897)(a	)	$—
Allowance for doubtful accounts	263	120	—	4		387
LIFO reserve	9,007	13,202	—	—		22,209

Year Ended December 31, 2003:
Allowance for restructuring activities	$1,427	$13,555	—	$(13,981)(a	)	$1,001
Allowance for doubtful accounts	364	115	—	(217)		263
LIFO reserve	—	9,007	—	—		9,007
___________

(a)	Payments for restructuring liabilities