Form 10-K/A
period 2005-12-31
ALPINE GROUP INC /DE/
filed 2006-05-01
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

___________

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Common Stock, par value $.10 per share
[Title of class]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐Yes ☒No

At April 24, 2006 the registrant had 11,383,680 shares of common stock, par value $3.00 per share, outstanding. The aggregate market value of the outstanding shares of such common stock held by non-affiliates of the registrant on June 30, 2005 was approximately $18.8 million based on the closing price of $ 1.67 per share of such common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE: This Annual Report on Form 10K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on March 31, 2006 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Board of Directors of The Alpine Group, Inc. ("Alpine" or the "Company") consists of three classes of directors, with terms expiring in successive years, and the directors serve until their successors are duly elected.

Name	Age	Year First Elected Director	Position with the Company and Other Business Experience

Kenneth G. Byers, Jr.	62	1993	President of Byers Engineering Company, a telecommunications technical services and software firm, since 1971.
Steven S. Elbaum	57	1980
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

Randolph Harrison	73	1980	Private investor.
John C. Jansing	80	1978	Private investor. Lead director of Vestaur Securities, Inc.
James R. Kanely	64	1993	Private investor. As of August 2005, member of Board of Directors of Verso Technologies, Inc. (Nasdaq: VRSO), a provider of packet-based communications solutions for service providers.
Bragi F. Schut	65	1983	Retired. Executive Vice President of the Company from 1986 until his retirement in February 2002.

The Board of Directors has determined that James R. Kanely, the chairman of the Audit Committee of the Board of Directors, meets the criteria of an audit committee financial expert as that term is defined by the United States Securities and Exchange Commission. The designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification, nor does it affect the duties, obligations or liability of any other member of the audit committee or board of directors. Mr. Kanely is an “independent” director as that term is used in Item 7(d) 3(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under Section 303A.06 of the New York Stock Exchange Rules and Regulations.

Executive Officers

Set forth below is certain information regarding the executive officers of the Company, each of whom serves at the discretion of the Board.

Name	Age	Position with the Company and Other Business Experience

Steven S. Elbaum	57
Chairman of the Board of Directors and Chief Executive Officer of the Company since 1984. From 1996 through 2002, Mr. Elbaum was Chairman and Chief Executive Officer of Superior TeleCom Inc. (“Superior TeleCom”) and Chairman of its Board of Directors until November 10, 2003.

K. Mitchell Posner	56
Executive Vice President of the Company since March 2003. From June 2000 through October 2002, a managing director of UBS Global Management, Inc., a global investment and money management firm and a subsidiary of UBS AG.

David A. Owen	60
Chief Financial Officer of the Company since May 2003. Senior Vice President - Finance of Essex Electric Inc. (“Essex Electric”), a subsidiary of the Company, since December 2002. From November 1998 until December 11, 2002, Mr. Owen was Executive Vice President - Finance of Superior TeleCom.

Harold M. Karp	50
Senior Vice President of the Company since April 27, 2006 and President of Essex Electric since December 2002. President of the Electrical Group of Superior TeleCom from January 2001 until December 11, 2002.

Stewart H. Wahrsager	56
Senior Vice President and General Counsel of the Company from January 1996 until April 2001, and since January 2004. Corporate Secretary of the Company since January 1996. Senior Vice President and General Counsel of Superior TeleCom from April 2001 through December 31, 2003 and Corporate Secretary of Superior TeleCom from October 1996 through December 2003.

Dana P. Sidur	54
Vice President and Corporate Treasurer of the Company since March 16, 2005. Vice President - Corporate Development of the Company from September 1997 through December 2001, and from November 2003 until March 15, 2005. Vice President - Corporate Development of Superior TeleCom from January 2002 through October 2003.

Superior TeleCom and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 3, 2003. On such date, the Company owned 48.9% of the outstanding common stock of Superior TeleCom and Mr. Elbaum was Chairman of its board of directors. Mr. Elbaum resigned as Chairman on November 10, 2003, the date Superior TeleCom’s Plan of Reorganization became effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the reports and representations furnished to the Company during the year ended December 31, 2005, except as hereinafter set forth, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act, was in compliance with all applicable filing requirements. Harold M. Karp was late in reporting his acquisition on September 30, 2004 of 55 shares of common stock of the Company. These shares were purchased, without prior notice to or consultation with Mr. Karp, for his account under the Company’s Employee Stock Purchase Plan by the institutional administrator thereunder. In accordance with such administrator’s practice in September 2004, it automatically reinvested into Company common stock cash dividends distributed by the Company in respect of the Company common stock then credited to existing accounts of plan participants, including Mr. Karp.

Item 11. Executive Compensation

The following table sets forth certain information during the years ended December 31, 2005, 2004 and 2003 with respect to compensation earned by or paid to the Company's Chief Executive Officer, and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary (2)	Bonus (3)	Other Annual Compensation	Restricted Stock (4)	Option Shares	Other (5)

Steven S. Elbaum Chairman and Chief Executive Officer	2005 2004 2003	$621,920 621,920 621,920	$497,000 373,152 186,576	$ 48,163 (6) 48,163 (6) 48,163 (6)	- - $114,000	- - 450,000	$ 62,174 53,666 43,589
K. Mitchell Posner Executive Vice President	2005 2004 2003	$250,008 250,008 206,038	$125,000 150,000 62,250	- - $39,588 (7)	- - $76,000	- - 300,000	$ 36,682 35,532 147,543
David A. Owen Chief Financial Officer	2005 2004 2003	$248,820 247,596 247,596	$125,000 95,000 94,279	- - -	- - $15,200	- - 55,000	$ 36,036 27,352 22,827
Harold M. Karp President of Essex Electric Inc.	2005 2004 2003	$250,008 250,008 250,008	$110,000 131,250 131,252	- - -	- - $15,200	- - 125,000	$ 50,389 34,199 34,920
Stewart H. Wahrsager Senior Vice President and General Counsel (8)	2005 2004 2003	$220,000 161,000	$110,000 60,000	$9,885 (9) 133,224 (9)	- $36,400	- 90,000	$ 41,831 29,180

___________

(1)
The aggregate dollar value of all perquisites and other personal benefits, securities or property earned by or paid to any of the named individuals did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus set forth for such individual during any of the last three fiscal years.

(2)
40% percent of the amount shown for 2003 was not paid to Mr. Elbaum in cash but rather in deferred shares of the common stock, par value $.10 per share, of the Company (“Alpine Common Stock”). See the description of Mr. Elbaum’s employment agreement under “Employment Agreements”.

(3)
Pursuant to the terms of each executive’s employment agreement with Essex Electric, (i) Mr. Karp received a retention bonus of $112,500, payable in two equal installments, the first and the second installments are included in the amount shown for the years ended December 31, 2003 and December 31, 2004, respectively, and (ii) Mr. Owen received a retention bonus of $40,000 payable in two equal installments, the first and the second installments are included in the amount shown for the years ended December 31, 2003 and December 31, 2004, respectively.

In February 2004, the Executive Compensation and Organization Committee of the Board of Directors ( the “Compensation Committee”), recommended to the Board of Directors and the Board of Directors approved, incentive compensation cash bonuses for fiscal year 2003 for the named executives which were paid in March 2004. The respective amounts of such bonuses are included in the amounts shown for the year ended December 31, 2003 as follows: Mr. Elbaum, $186,576; Mr. Posner, $62,250; Mr. Owen, $74,279; and Mr. Karp, $75,002.

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

On April 19, 2006, the Compensation Committee approved cash bonuses for fiscal year 2005 in the following amounts to the following named executive officers: Mr. Elbaum, $497,000; Mr. Posner, $125,000; Mr. Karp, $110,000; Mr. Owen, $125,000; and Mr. Wahrsager, $110,000. The bonuses were paid in April 2006.

(4)
The amounts indicated in this column are calculated based on the closing market price of Alpine Common Stock on the date of each restricted stock award (for 2004, $0.91 per share on January 20, 2004, for 2003, $0.76 per share on June 20, 2003). Restrictions in respect of these restricted stock awards are released automatically in installments of one-third of the total award granted to each named executive on each of the first three anniversaries of the respective grants. The aggregate number of unreleased restricted shares of Alpine Common Stock held at December 31, 2005 and the value of such holdings based on the market price therefor of $2.69 per share, determined as of December 31, 2005, was as follows: 50,000 shares and $134,500 for Mr. Elbaum; 33,334 shares and $89,668 for Mr. Posner; 6,667 shares and $17,934 for each of Messrs. Karp and Owen; and 26,667 shares and $71,734 for Mr. Wahrsager. Pursuant to the Company’s Deferred Stock Account Plan (the “Deferred Stock Plan”), Messrs. Elbaum, Posner, Karp and Owen in December 2003, and Mr. Wahrsager in March 2004, elected to defer all such shares of restricted Common Stock into each such individual’s respective participant account under such Plan.

(5)
The amounts set forth include: (i) medical reimbursement with respect to Messrs. Elbaum and Posner for 2003, 2004 and 2005, Mr. Wahrsager for 2004 and 2005, and Messrs. Karp and Owen for 2005, (ii) an automobile allowance or personal use of company vehicle with respect to Messers. Elbaum, Posner, Owen and Karp for 2003, 2004 and 2005, and with respect to Mr. Wahrsager for 2004 and 2005, (iii) with respect to Mr. Elbaum, imputed premium costs of endorsement split dollar life insurance, and reimbursement for club membership and annual dues in the amount of $20,383, $21,825 and $28,153 in 2003, 2004 and 2005, respectively, in accordance with his employment agreement, (iv) with respect to Mr. Karp, reimbursement for club membership dues for 2003 and 2005, (v) with respect to Mr. Posner in 2003, a relocation allowance and reimbursement of expenses of $122,036 in connection with his relocation to New Jersey in 2003 pursuant to his employment arrangement with the Company, (vi) group health insurance premiums and imputed premium costs of term life insurance for all of the named executive officers, and (vii) for 2003, 2004 and 2005, with respect to Messrs. Posner, Owen and Karp, and for 2005 with respect to Mr. Wahrsager, the standard employer matching contribution under the Company’s defined contribution plan.

(6)
Represents the contractual forgiveness of loans made to Mr. Elbaum prior to the effective date of the Sarbanes-Oxley Act of 2002 in connection with the tax consequences of certain restricted stock awards and the exercise of certain stock options.

(7)	Represents payment to Mr. Posner for the tax consequences of a relocation allowance and reimbursement of relocation expenses, as described in footnote 5 above.

(8)	Upon his resignation from Superior TeleCom on December 31, 2003, Mr. Wahrsager was reemployed by the Company on January 1, 2004.

(9)
Represents, (i) the contractual forgiveness of loans made to Mr. Wahrsager prior to the effective date of the Sarbanes-Oxley Act of 2002 in connection with the tax consequences of certain restricted stock awards to him in the amount of $8,224, for each of 2004 and 2005, (ii) for 2004 a distribution in the amount of $125,000 from the rabbi trust which was established by the Company for his benefit under the terms of and in connection with the cessation in 2001 of all benefit accruals under The Alpine Group, Inc. Senior Executive Retirement Plan, as amended (the “SERP”), and (iii) for 2005, the dollar value of the matching contribution of stock earned on vested Alpine Common Stock previously deferred in Mr. Wahrsager’s account under the Deferred Stock Plan.

STOCK OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2005

There were no option grants made to the individuals named above during the year ended December 31, 2005.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table presents information for the individuals named above as to the exercise of stock options during the year ended December 31, 2005 and the number of shares underlying, and the value of, unexercised options outstanding at December 31, 2005:

	Exercised During 2005		Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Steven S. Elbaum	150,000	$268,500	—	150,000	—	$289,500
K. Mitchell Posner	—	—	133,333	100,001	$257,333	193,002
Harold M. Karp	—	—	41,667	41,667	80,417	80,417
David A. Owen	—	—-	18,333	18,334	35,383	35,385
Stewart H. Wahrsager	—	—	46,500	60,000	53,400	106,800

___________
(1)  Based upon the closing price of $2.69 of the Alpine Common Stock on December 31, 2005.

PENSION PLAN

Each of Messrs. Elbaum, Schut and Wahrsager participated in the SERP, an unfunded non-qualified defined benefit plan. Benefit accruals under the SERP for Messrs. Elbaum, Schut and Wahrsager were frozen as of June 14, 2001. In connection with the cessation of benefits under the frozen SERP, during 2002 the entire final benefit accrued thereunder in respect of Mr. Wahrsager in the amount of $427,855 was contributed to a so-called “rabbi” trust for his benefit. In addition, during 2002, sole and final distributions of accrued benefits were made directly to each of Messrs. Elbaum and Schut in connection with the cessation of all benefit accruals under the SERP in 2001, as follows: Mr. Elbaum, $2,894,180; Mr. Schut, $2,290,781. The Company contributed an amount equal to not more than 15% of the frozen accrued benefits for Messrs. Elbaum and Schut to so-called "rabbi" trusts, all or a portion of which was utilized to pay the premiums on second to die life insurance contracts on each of the lives of Messrs. Elbaum and Schut. In January 2004, the Company, upon approval of the Compensation Committee, liquidated the life insurance contracts and terminated the “rabbi” trusts. The proceeds of $377,927 in respect of Mr. Elbaum were contributed to a rabbi trust under the SERP in accordance with its provisions and in June 2004, the proceeds of $333,094 in respect of Mr. Schut, who had retired as an employee of the Company, were paid to him.

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

Employment Agreements

Pursuant to an agreement entered into with Superior TeleCom in connection with the Electrical Acquisition and Superior TeleCom’s September 2002 amendment to its credit facility, Mr. Elbaum resigned as Chief Executive Officer of Superior TeleCom as of December 31, 2002. During 2002, Mr. Elbaum served as Chairman and Chief Executive Officer of the Company at reduced compensation pursuant to a letter agreement between Mr. Elbaum and the Company entered into in April 2001. At that time, recognizing that the Company’s operations were then conducted primarily through its holdings in Superior TeleCom and its other investments, Mr. Elbaum’s roles at the Company and Superior TeleCom were restructured so that he would devote substantially his full business time and focus as the Chief Executive Officer of Superior TeleCom. As a result of his resignation from Superior TeleCom, the original terms and provisions of the employment agreement between Mr. Elbaum and the Company dated April 26, 1996 were automatically reinstituted to reflect his current full-time commitment to the Company.

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

On April 19, 2006, the Compensation Committee approved the 2006 Compensation plan for senior executives of the Company (the “2006 Compensation Plan”). Pursuant to the 2006 Compensation Plan, Mr. Elbaum agreed, effective January 1, 2006, to a voluntary reduction of his 2006 base salary to $435,000. Also, pursuant to the 2006 Compensation Plan, Mr. Elbaum was granted 62,192 shares of restricted Alpine Common Stock. The grant will vest in three equal annual installments commencing with the first anniversary of date of grant. All unvested shares of the grant will be forfeited in the event Mr. Elbaum’s employment with the Company is terminated for any reason other than death or disability.

The employment agreement with Mr. Elbaum also provides for annual performance-based bonuses, participation in a performance-based, long-term incentive stock option award program and certain other benefits, including automobile, medical, dental and other insurance benefits. The agreement with Mr. Elbaum also provides that he will serve on the Board of Directors of the Company, and continues for a term ending upon the occurrence of any of the following events: (i) death or disability of Mr. Elbaum; (ii) termination by the Company without "cause" or for "cause"; or (iii) termination by the executive for "good reason" or without "good reason." Generally, if Mr. Elbaum terminates his employment for "good reason" or the Company terminates his employment without cause, Mr. Elbaum is entitled to receive a severance payment equal to one and one-half times his annual salary and bonus for the prior year. In the event of termination of employment under other circumstances, including a "change in control" of the Company, Mr. Elbaum is entitled to varying benefits described in his employment agreement.

Mr. Posner’s employment with the Company commenced as of March 10, 2003. He is employed as Executive Vice President reporting to, and with such duties and responsibilities as are delegated by, the Chief Executive Officer of the Company. Mr. Posner’s annual base salary is $250,000, less any amount paid to him by Essex Electric on account of direct employment with that entity. Pursuant to the 2006 Compensation Plan, Mr. Posner agreed, effective January 1, 2006, to a voluntary reduction of his 2006 annual base salary to $188,000. His employment arrangement also provides for an annual performance based bonus, a long-term equity incentive grant awarded to him on June 20, 2003 consisting of stock options to purchase up to 300,000 shares of Alpine Common Stock at an exercise price equal to the fair market value as of the date of grant and vesting in three equal installments on each of the first three anniversaries of the grant date; and a grant of 100,000 shares of restricted Alpine Common Stock, which restrictions are released automatically as to one-third of the aggregate number of shares so granted on each of the first three anniversaries of the grant date, and provided that Mr. Posner is still employed by the Company. Also, pursuant to the 2006 Compensation Plan, Mr. Posner was granted 20,833 shares of restricted Alpine Common Stock. The grant will vest in three annual installments commencing with the first anniversary of date of grant. All unvested shares of the grant will be forfeited in the event Mr. Posner’s employment with the Company is terminated for any reason other than death or disability. Mr. Posner was also paid a relocation allowance and reimbursement of expenses in connection with his relocation to New Jersey during 2003. His employment arrangement provides for his nomination for election to the Board and also provides for certain other benefits including fringe benefits and medical, dental and other insurance benefits. Either Mr. Posner or the Company may terminate the employment relationship on sixty (60) days’ prior notice to the other. Unless Mr. Posner is terminated for “cause”, he will be entitled to severance in an amount equal to twelve (12) months of his base salary in effect immediately prior to his termination; additionally the vesting and release date for his unvested options and unreleased restricted Alpine Common Stock will be accelerated to the next succeeding anniversary date following notice of termination.

Mr. Owen is employed pursuant to an employment agreement with Essex Electric. Pursuant thereto, he serves as Senior Vice President - Finance of Essex Electric and, since May 2003, as Chief Financial Officer of the Company. The employment agreement provides for an annual base salary of $248,000, subject to annual review. Pursuant to the 2006 Compensation Plan, Mr. Owen agreed, effective January 1, 2006, to a voluntary reduction of his 2006 annual base salary to $186,000. He is eligible for an annual performance based bonus and consideration for equity based incentive awards at the discretion of the Compensation Committee. Pursuant to the 2006 Compensation Plan, he was granted 20,667 shares of restricted Alpine Common Stock. The grant will vest in three equal installments commencing with the first anniversary of date of grant. All unvested shares of the grant will be forfeited in the event Mr. Owen’s employment with the Company is terminated for any reason other than death or disability. Mr. Owen received a $40,000 retention bonus which was paid in two equal installments on or about July 30, 2003 and February 29, 2004. The employment agreement also provides for certain other benefits, including fringe benefits and health and other insurance benefits. Either Mr. Owen or Essex Electric may terminate his employment at any time. In the event that Mr. Owen is terminated by Essex Electric without “cause” he will be entitled to a lump sum severance payment equal to 33 1/3% of his base salary in effect immediately prior to the time of his termination times the number of years of his employment under the employment agreement, as well as the continuation of health insurance and related benefits for 18 months thereafter. If his employment is terminated without “cause” or he terminates his employment for “good reason” within six (6) months following a “change of control” of Essex Electric, Mr. Owen is entitled to severance equal to one and one-half times his base salary in effect immediately prior to any such termination.

On April 27, 2006, Mr. Karp and the Company cancelled his prior amended and restated employment agreement with Essex Electric, and the Company and he entered into a new employment arrangement. Pursuant to the terms of his employment arrangement, Mr. Karp serves as a Senior Vice President of the Company and President of Essex Electric, reporting to, and with such duties and responsibilities as are delegated by, the Chief Executive Officer of the Company. Mr. Karp’s annual base compensation is $175,000 and he is eligible to receive an annual cash bonus based on achievement of performance goals set by the Company. He will receive a retention bonus of $40,000, which is subject to forfeiture if he voluntarily terminates his employment before December 31, 2007, and a grant of 25,000 shares of restricted Alpine Common Stock, vesting in three equal annual installments commencing with the first anniversary of date of grant, and conditioned upon continued employment at time of vesting. His employment arrangement also provides for the provision of peer executive group welfare and fringe benefits. Mr. Karp has also agreed not to compete with the Company and its subsidiaries for a period of one year following termination of employment in consideration for payment to him of $150,000, payable in three equal installments on December 31, 2006, June 30, 2007 and December 31, 2007. Either Mr. Karp or the Company may terminate the employment relationship on 60 days’ prior notice. Following termination, Mr. Karp’s medical and disability insurance benefits and car allowance will continue for up to thirty-two (32) months.

Following his resignation from Superior TeleCom as of December 31, 2003, on January 1, 2004, Mr. Wahrsager was reemployed by the Company as Senior Vice President, General Counsel and Corporate Secretary. Mr. Wahrsager’s base salary for 2004 was $161,000 per annum increasing to $220,000 per annum in 2005. Pursuant to the 2006 Compensation Plan, Mr. Wahrsager agreed, effective January 1, 2006, to a voluntary reduction of his 2006 base salary to $176,000. He is eligible for an annual performance based bonus and consideration for equity based incentive awards at the discretion of the Compensation Committee. During the term of his employment, Mr. Wahrsager is entitled to fringe benefits and health and other insurance benefits made available by the Company to his peer executives. In connection with his reemployment, the Compensation Committee granted him an equity incentive award consisting of stock options to purchase up to 90,000 shares of Alpine Common Stock at an exercise price equal to the fair market value as of the date of grant and vesting in three equal installments on each of the first three anniversaries of the grant date; and a grant of 40,000 shares of restricted Alpine Common Stock, which restrictions are released automatically as to one-third of the aggregate number of shares so granted on each of the first three anniversaries of the grant date, and provided that Mr. Wahrsager is still employed by the Company. Also, pursuant to the 2006 Compensation Plan, Mr. Wahrsager was granted 14,667 shares of restricted Alpine Common Stock. The grant will vest in three equal installments commencing with the first anniversary of date of grant. All unvested shares of the grant will be forfeited in the event Mr. Wahrsager’s employment with the Company is terminated for any reason other than death or disability. Either Mr. Wahrsager or the Company may terminate his employment at any time.

Compensation Committee Interlocks and Insider Participation

Randolph Harrison and John C. Jansing served on the Compensation Committee during the year ended December 31, 2005. There were no compensation committee interlocks or insider (employee) participation during such period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 24, 2006, there were issued and outstanding 11,383,680 shares of Alpine Common Stock and 12,385 shares of Series A Preferred Stock. The following table contains information as of such date regarding the number of shares of Alpine Common Stock and Series A Preferred Stock beneficially owned by (i) each person known to the Company to have beneficial ownership of more than 5% of the Alpine Common Stock or Series A Preferred Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information contained herein is based on information provided by such beneficial holders to the Company or contained in publicly filed documents with the Securities and Exchange Commission.

Name and Address of Beneficial Owner (1)	Number of Shares of Alpine Common Stock	Percent of Class (2)	Number of Shares of Series A Preferred Stock	Percent of Class
Steven S. Elbaum	3,207,876 (3)	27.8%	4,426 (17)	35.7%
Merriman Curhan Ford & Co. 600 California 9th Floor San Francisco, CA 94108	832,000 (4)	7.3%	---	0.0%
A. Alex Porter and Paul Orlin Porter Orlin LLC 666 Fifth Avenue New York, NY 10103	717,400 (5)	6.3%	---	0.0%
Kenneth G. Byers, Jr.	505,016 (6)	4.4%	500	4.0%
Bragi F. Schut	394,610(7)	3.5%	322 (17)	2.6%
K. Mitchell Posner	300,784 (8)	2.6%	1,316	10.6%
John C. Jansing	295,997 (9)	2.6%	620	5.0%
Stewart H. Wahrsager	161,884 (10)	1.4%	265	2.1%
Randolph Harrison	127,185 (11)	1.1%	265	2.1%
Dana P. Sidur	92,000(12)	*	40	*
David A. Owen	59,001 (13)	*	80	*
Harold M. Karp	45,492 (14)	*	53	*
James R. Kanely	19,539 (15)	*	400	3.2%

All directors and executive officers as a group	4,892,933 (16)	40.5%	8,287	66.9%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o The Alpine Group, Inc., One Meadowlands Plaza, Suite 801, East Rutherford, New Jersey 07073.

(2)
All holders of the Series A Preferred Stock, including the Company’s executive officers and directors, are entitled to vote their shares of Series A Preferred Stock on an as-converted basis, together with the Alpine Common Stock. Each share of Series A Preferred Stock is currently convertible into 743.01 shares of Alpine Common Stock. Accordingly, the Company’s executive officers and directors have combined voting power, giving effect to both their interests in the Alpine Common Stock (but excluding shares credited to their respective accounts under the Company’s Deferred Stock Account Plan, as to which they do not have voting power) and Series A Preferred Stock, as follows: Mr. Elbaum - 4,666,673 votes or 22.5%; Mr. Posner - 1,144,468 votes or 5.5%; Mr. Byers - 876,521 votes or 4.2%; Mr. Jansing - 756,663 votes or 3.7%; Mr. Schut - 633,859 votes or 3.1%; Mr. Harrison - 324,082 votes or 1.6%; Mr. Kanely - 316,743 votes or 1.5%; Mr. Wahrsager - 304,114 votes or 1.5%; Ms. Sidur - 79,720 votes or less than 1%; Mr. Owen - 77,774 votes or less than 1%; Mr. Karp - 39,871 votes or less than 1%; and all executive officers and directors as a group - 11,050,251 votes or 51.9%.

(3)
Includes (i) 1,262 shares owned by Mr. Elbaum’s wife as custodian for their son, as to which shares Mr. Elbaum disclaims beneficial ownership, (ii) 5,000 shares owned by Mr. Elbaum as custodian for his daughter, as to which shares Mr. Elbaum disclaims beneficial ownership, (iii) 150,000 shares issuable upon exercise of certain stock options, (iv) 1,829,763 shares in Mr. Elbaum’s account under the Company’s Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board and (v) 316,451 shares in the accounts of certain other officers of the Company under the Company’s Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(4)	Based on a Schedule 13D filed with the SEC on December 9, 2005. Merriman Curhan Ford & Co. is a California corporation and broker dealer and has sole power to vote and dispose of such shares.

(5)
Based on a Schedule 13D filed with the Securities and Exchange Commission on November 15, 2001. Messrs. Porter and Orlin, as general partners or principals of certain entities, have sole power to vote, direct the vote, dispose and direct the disposition of such shares.

(6)	Includes 172,635 shares issuable upon exercise of certain stock options.

(7)	Includes 10,305 shares owned by Mr. Schut’s wife, as to which shares Mr. Schut disclaims beneficial ownership and 32,055 shares of restricted stock.

(8)
Includes 166,667 shares issuable upon exercise of certain stock options and 134,117 shares in Mr. Posner’s account under the Company’s Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(9)	Includes 96,081 shares of restricted stock.

(10)
Includes 60,000 shares issuable upon exercise of certain stock options and 54,667 shares in Mr. Wahrsager’s account under the Company’s Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(11)	Includes 58,050 shares issuable upon exercise of certain stock options.

(12)
Includes 50,000 shares issuable upon exercise of certain stock options and 42,000 shares in Ms. Sidur’s account under the Company’s Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(13)	Includes 40,667 shares in Mr. Owen’s account under the Company’s Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(14)	Includes 45,000 shares in Mr. Karp’s account under the Company’s Deferred Stock Account Plan, which provides that Mr. Elbaum has the sole power to vote such shares.

(15)	Includes 19,539 shares issuable upon exercise of certain stock options.

(16)
Includes (i) 695,225 shares issuable upon exercise of certain stock options, (ii) 1,829,763 shares in Mr. Elbaum’s account under the Company’s Deferred Stock Account Plan, which provides that such shares shall be voted by action of the Board, and (iii) 16,567 shares as to which the officers and directors disclaim beneficial ownership.

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

Information about the Company’s equity compensation plans at December 31, 2005 was as follows:

			Number of securities
	Number of securities		remaining available
	to be issued upon		for future issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders
- 1987 Long-Term Equity Incentive Plan	16,500	$3.7500	N/A (4)
- 1997 Stock Option Plan	717,699	$0.8810	19,436
- 1984 Restricted Stock Plan .	29,670	$1.6549	25,895

Subtotal – security holder approved plans	763,869		45,331

Equity Compensation plans not approved by security holders
- Stock Compensation Plan for Non-
Employee Directors (1)	600,939	$1.4804	(5)
- Deferred Stock Account Plan (2)	628,672	$1.3085	(5)
- Individual Stock Option and Restricted
Stock Grants (3)	100,000	$0.7600	(5)
Subtotal – security holder non-approved plans	1,329,611		----

Total – Equity Compensation Plans ………….	2,093,480		45,331

_________________________
(1)
The Company adopted the Stock Compensation Plan for Non-Employee Directors (the “Stock Compensation Plan”) in January 1999. Under the Stock Compensation Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining annual retainer and any meeting fees in the form of restricted common stock or non-qualified stock options in lieu of cash payment. Each stock option granted under the Stock Compensation Plan expires on the tenth anniversary of the date of grant. Awards of restricted stock and stock options under the Stock Compensation Plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of the grant; (ii) a non-employee director’s death; and (iii) a change in control of the Company, as defined in the Stock Compensation Plan. Any shares issued pursuant to the Stock Compensation Plan will be issued from the Company’s treasury stock.

(2)
The Company adopted the Deferred Stock Account Plan (the “Deferred Stock Account Plan”) in March 1999, an unfunded deferred compensation plan whereby certain key management employees are permitted to defer the receipt of all, or a portion of, bonuses and other compensation paid in shares of common stock of the Company (including shares of restricted stock) and shares issued upon stock option exercises. The Deferred Stock Account Plan also provides for matching contributions by the Company in various percentages upon shares of common stock deferred therein. Shares issued pursuant to the deferred stock component of this plan are held in irrevocable grantor trusts. Any shares issued pursuant to the Deferred Stock Account Plan will be issued from the Company’s treasury stock.

(3)
In 2003, the Compensation Committee granted non-qualified stock options to purchase shares of the Company’s common stock under individual option agreements to one executive, exercisable at the fair market value of the common stock on the date of grant. Any shares issued upon exercise of these options will be issued from the Company’s treasury stock.

(4)	Pursuant to the express terms of the 1987 Long-Term Equity Incentive Plan, no additional awards may be issued under this plan after 1997.

(5)
The plans not approved by stockholders do not contain a specified maximum number of shares that can be issued to participants. The number of shares issued for matching contributions under the Deferred Stock Account Plan depends generally upon the individual elections made by the participants in the plan. In respect of the Individual Stock Option, the number of shares granted is determined at the date of grant by the Compensation Committee. Any shares issued pursuant to these arrangements will be issued from the Company’s treasury stock.

Item 13. Certain Relationships and Related Transactions

On February 22, 2006, the Company, through wholly-owned subsidiaries, and another unrelated investor entered into a Share Purchase Agreement pursuant to which, among other matters, the Company and such other investor agreed to invest $10 million and $5 million, respectively, in Superior Cables Ltd. (“SCL”), the Company’s 46% owned affiliate, in consideration for and purchase of 75 million SCL ordinary shares and 46,192,664 SCL ordinary shares, respectively. Completion of this transaction is subject to certain customary conditions and Israeli governmental approvals.

The Company has made short-term advances to the United States subsidiary of SCL secured by United States based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum. As of December 31, 2005, $1.4 million of advances were outstanding, total advances will not exceed $2 million and all advances must be repaid on or prior to June 30, 2006.

At December 31, 2005, Alpine had outstanding loans including accrued interest to certain affiliates totaling $346,000 relating to the tax implications associated with the exercise in prior years of stock options and restricted stock grants. During 2001, the Company agreed to forgive such loans and accrued interest, with such forgiveness to occur over a ten-year period, subject to certain employment or director service conditions. The obligors and balances of such indebtedness as of December 31, 2005 were as follows: S. Elbaum, Chairman of the Board and Chief Executive Officer of the Company, $241,000; S. Wahrsager, Senior Vice President, General Counsel and Corporate Secretary of the Company, $41,000; and B. Schut, retired Executive Vice President of the Company and current member of the Board of Directors, $64,000.

In accordance with the terms of Bragi F. Schut’s former employment agreement with the Company, in 2000 he commenced receiving an annuity of $18,900 per year for 15 years.

In accordance with the terms of James R. Kanely's former employment agreement with the Company, in 2001 he commenced receiving an annuity of $34,700 per year for 15 years. In March 2002, the Company liquidated its liability to Mr. Kanely under the Teletec SERP and is paying him an annuity of $7,378 per month for 15 years commencing in 2002.

Item 14. Principal Accounting Fees and Services

The following table details the fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP, the Company’s principal accountants during such years:

	Year Ended
	December 31, 2005	December 31, 2004
Audit Fees (a)	$504,000	$480,000
Audit-related Fees (b)	-	35,000
Tax Fees (c)	155,000	205,000
All Other Fees (d)	2,000	14,000
Total	$661,000	$734,000

(a) Audit Fees billed in 2005 were for the following services:

-	Audit of the Company’s annual financial statements, including $87,000 related to the 2004 audit
-	Review of the Company’s quarterly financial statements
-	Consultation regarding financial information of the Company relative to the Company proxy statement

Audit Fees billed in 2004 were for the following services:
-	Audit of the Company’s annual financial statements, including $143,000 relative to the 2003 audit
-	Review of the Company’s quarterly financial statements
-	Consultation regarding financial information of the Company relative to the Company proxy statement

(b) Audit-related Fees billed in 2004 were for the following services:
-	Audits for 2003 of the two defined contribution plans and a defined benefit plan of the Company

(c) Tax Fees billed in 2005 were for the following services:
-	Services related to the preparation of the Company’s 2004 Federal and State Income tax returns and 2005 quarterly estimated tax payments
-	Consultation on tax planning matters

Tax Fees billed in 2004 were for the following services:
-	Services related to the preparation of the Company’s 2003 Federal and State Income tax returns and 2004 quarterly estimated tax payments
-	Consultation in connection with tax issues, principally in relation to the disposition of DNE Systems Inc.

(d) All other Fees billed in 2005 were for:
-	Subscription to Deloitte & Touche LLP on-line research tool

All other Fees billed in 2004 were for:
-	Company employee attendance at Sarbanes-Oxley Section 404 seminars
-	Consultation related to benefit calculation for a certain executive
-	Subscription to Deloitte & Touche LLP on-line research tool

The charter of the Audit Committee includes the requirement that all audit and non-audit services provided by the independent auditor be preapproved by the Audit Committee in accordance with Section 202 of the Sarbanes-Oxley Act.

The Fees outlined in the above table were pre-approved by the Audit Committee in compliance with the Audit Committee charter, with the exception of three de minimus items in 2004 totaling approximately $6,000 that were subsequently approved by the Audit Committee.

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

10(l)
Amendment No. 1, dated as of March 15, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to the Annual Report on Form 10-K for Alpine for year ended December 31, 1999 (“1999 10-K”)).

10(m)	Amendment No. 2, dated as of April 1, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(mm)to the 1999 10-K).
10(n)	Amendment No. 3, dated as of May 14, 1999, to The Alpine Group, Inc. 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10(nn) to the 1999 10-K).
10(o)
Fourth Amendment to Lease Agreement, dated as of November 27, 1998, between ALP (TX)QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(x)to the Annual Report on Form 10-K of Superior Telecom Inc. for the year ended December 31, 1999 (the "Superior 1999 10-K").

10(p)
Second Amendment to Guaranty and Suretyship Agreement, dated as of November 27, 1998, among ALP (TX)QRS 11-28, Inc., Superior TeleCom Inc. and Alpine (incorporated herein by reference to Exhibit 10(y)to the Superior 1999 10-K).

10(q)
The Alpine Group, Inc. Deferred Stock Account Plan (incorporated herein by reference to Exhibit 10(ss) to the Annual Report on Form 10-K of the Company for the year ended December 31, 2000 (the "2000 10-K").

10(r)
Amendment Number One to The Alpine Group, Inc. Senior Executive Retirement Plan (Amended and Restated as of January 1, 2001) (incorporated herein by reference to Exhibit 10(ggg) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2001 (the "2001 10-K")).

10(s)
Fifth Amendment to Lease Agreement and Waiver, dated as of December 27, 2001, between ALP (TX) QRS 11-28, Inc. and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(yy) to the Annual Report on Form 10-K of Superior Telecom Inc. for the year ended December 31, 2001 ("the Superior 2001 10-K")).

10(t)
Amendment, dated January 3, 2003, to the Employment Agreement, dated as of April 26, 1996, by and between Alpine and Steven S. Elbaum (incorporated herein by reference to Exhibit 10(ll) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2002 (the "2002 10-K")).

10(u)	Amended and Restated Employment Agreement, dated as of December 11, 2002, between Essex Electric Inc. and Harold M. Karp (incorporated herein by reference to Exhibit 10(mm) to the 2002 10-K).
10(v)	Management agreement dated December 11, 2002, between Alpine and Alpine Holdco Inc. (incorporated by reference to Exhibit 10(nn) to the 2002 10-K).
10(w)
Consent, Amendment and Waiver to Lease Agreement, dated as of December 11, 2002, between ST (TX) LP and Superior Telecommunications Inc. (incorporated herein by reference to Exhibit 10(oo) to the 2002 10-K).

10(x)
Employment Arrangement between The Alpine Group, Inc. and K. Mitchell Posner, dated March 24, 2003 (incorporated by reference to Exhibit 10 (dd) to the Annual Report on Form 10-K of Alpine for the year ended December 31, 2003 (“the 2003 10-K”)).

10(y)	Employment Agreement between the Essex Electric Inc. and David A. Owen dated May 13, 2003 (incorporated by reference to Exhibit 10 (ee) to the 2003 10-K).
10(z)	Employment Agreement, dated as of April 26, 1996, by and between Alpine and Bragi F. Schut (incorporated herein by reference to Exhibit 10(s) to the 1996 10-K).
10 (aa)	Employment Agreement, dated as of November 10, 1993, by and between Alpine and James R. Kanely (incorporated herein by reference to Exhibit 10(v) to the 1995 10-K).
10 (bb)
Form of subscription agreement entered into on June 23, 2003 by certain officer and directors of Alpine in connection with the private placement of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10(ii) of the 2003 10-K).

10 (cc)
Stock Purchase Agreement between Alpine Holdco Inc. and Ultra Electronics Defense, Inc., dated as of June 18, 2004 (incorporated herein by reference to Exhibit 10 (gg) to the Quarterly Report on Form 10-Q of Alpine for the period ended June 30, 2004.)

10 (dd)
Amendment Number One to The Alpine Group, Inc. Stock Compensation Plan for Non-Employee Directors, dated July 1, 2004 (incorporated herein by reference to Exhibit 10(jj) to the Quarterly Report on Form 10-Q of Alpine for the period ended September 30, 2004 (the “September 30, 2004 10-Q”).

10 (ee)	Amendment Number One to The Alpine Group, Inc. Deferred Stock Account Plan, dated July 30, 2004 (incorporated herein by reference to Exhibit 10 (kk) to the September 30, 2004 10-Q).
10(ff)
Asset Purchase Agreement dated as of September 30, 2005 between Essex Electric Inc. and Southwire Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alpine filed on October 6, 2005).

10(gg)	Guaranty, dated September 30, 2005 of The Alpine Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form on 8-K of Alpine filed on October 6, 2005).
10(hh)
The Alpine Group, Inc. Deferred Cash Account Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10(qq) of Annual Report on Form 10-K of Alpine for the year ended December 31, 2005 (the “2005 10-K”)).

10(ii)	Non-Competition Agreement among The Alpine Group, Inc., Essex Electric Inc. and Southwire Company dated January 31, 2006 incorporated herein by reference to Exhibit 10(rr) of the 2005 10-K.
10(jj)
Share Purchase Agreement by and among Alpine Holdco Inc., Superior Cables Ltd. and Shrem Fudim Kelner Technologies Ltd. dated February 22, 2006 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Alpine as filed with the Commission on February 23, 2006).

10(kk)
Shareholders Agreement by and among Alpine Holdco Inc., Superior Cables Ltd. and Shrem Fudim Kelner Technologies Ltd. dated February 22, 2006 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Alpine as filed with the Commission on February 23, 2006.

21	List of Subsidiaries incorporated herein by reference to Exhibit 21 of the 2005 10-K.
23(a)	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23(a) on the 2005 10-K).
31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed with the 2005 10-K).
___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Alpine Group, Inc.

Dated: May 1, 2006	By:	/s/ Steven S. Elbaum
Steven S. Elbaum
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven S. Elbaum	Chairman of the Board and Chief Executive Officer (principal executive officer)	May 1, 2006

/s/ David A. Owen	Chief Financial Officer (principal financial and accounting officer)	May 1, 2006

/s/ Kenneth G. Byers, Jr.	Director	May 1, 2006

/s/ Randolph Harrison	Director	May 1, 2006

/s/ John C. Jansing	Director	May 1, 2006

/s/ James R. Kanely	Director	May 1, 2006

/s/ Bragi F. Schut	Director	May 1, 2006