Form 10-Q
period 2006-03-31
ALPINE GROUP INC /DE/
filed 2006-05-15
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006

Common Stock, $.10 Par Value	10,988,378

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,043	$642
Marketable securities, at fair value (Note 1)	82,862	22,976
Accounts receivable	3,316	1,802
Inventories, net (Note 2)	336	666
Due from related party	1,920	1,399
Current assets of discontinued operations (Note 4)	7,136	89,683
Other current assets	2,172	2,317
Total current assets	103,785	119,485
Restricted cash (Note 1)	2,962	150
Property, plant and equipment, net	871	1,181
Deferred income taxes	2,635	2,635
Assets of discontinued operations (Note 4)	—	17,337
Other long-term assets	2,125	2,062
Total assets	$112,378	$142,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$854	$1,022
Accrued expenses	4,798	4,021
Deferred income taxes and income taxes payable	2,103	2,024
Current liabilities of discontinued operations (Note 4)	28,000	71,118
Total current liabilities	35,755	78,185

Long-term debt, less current portion (Note 5)	2,496	2,456
Other long-term liabilities (Note 6)	18,665	18,530
Warrant	—	1,311
Minority interest in subsidiary	—	5,528
Liabilities of discontinued operations	—	2,322
Mandatorily redeemable series A cumulative preferred stock (12,650 and 13,955 shares outstanding at March 31, 2006 and December 31, 2005, respectively (Note 7)	4,767	5,263

Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	177	177
Common stock, $.10 par value; (50,000,000 authorized; 26,404,328 and 25,239,696 shares issued at March 31, 2006 and December 31, 2005, respectively)	2,640	2,524
Capital in excess of par value	169,901	169,156
Accumulated other comprehensive income	640	219
Accumulated deficit	(28,707)	(48,827)

Treasury stock, at cost (10,818,560 and 10,873,427 shares at March 31, 2006 and December 31, 2005, respectively)	(93,628)	(93,648)
Receivable from stockholders	(328)	(346)
Total stockholders' equity	50,695	29,255
Total liabilities and stockholders' equity	$112,378	$142,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$7,975	$3,718
Cost of goods sold	7,754	3,626
Gross profit	221	92
Selling, general and administrative expenses	1,081	1,246
Operating loss	(860)	(1,154)
Interest expense	(119)	(198)
Other income, net	331	290
Loss before income taxes and discontinued operations	(648)	(1,062)
Income tax benefit	89	445
Net loss from continuing operations	(559)	(617)

Discontinued operations (Note 4):
Gain (loss) from operations of discontinued Essex Electric (including gain on sale of $25,638)	35,721	(4,325)
Income tax (provision) benefit	(14,935)	1,682
Net gain (loss) on discontinued operations	20,786	(2,643)
Net income (loss)	20,227	(3,260)
Preferred stock dividends	(107)	(112)
Net income (loss) applicable to common stock	$20,120	$(3,372)

Net income (loss) per share of common stock:
Basic and diluted:
Loss from continuing operations applicable to common stock	$(0.04)	$(0.05)
Income (loss) from discontinued operations, net of tax	1.27	(0.17)
Net income (loss)	$1.23	$(0.22)

Weighted average shares outstanding:
Basic and diluted	16,321	15,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2006
	Shares	Amount
Common stock:
Balance at beginning of period	25,239,696	$2,524
Shares issued pursuant to Series A Preferred Stock conversion	969,626	96
Exercise of stock options	195,006	20
Balance at end of period	26,404,328	2,640
Capital in excess of par value:
Balance at beginning of period		169,156
Compensation expense related to restricted stock and certain stock options, less vested shares released from Treasury		189
Shares issued pursuant to Series A Preferred Stock conversion		399
Exercise of stock options		157
Balance at end of period		169,901

9% cumulative convertible preferred stock:
Balance at beginning of period	177	177
Balance at end of period	177	177
Accumulated other comprehensive loss:
Balance at beginning of period		219
Change in unrealized losses on securities, (net of tax benefit of $280)		421
Balance at end of period		640
Accumulated deficit:
Balance at beginning of period		(48,827)
Net income		20,227
Dividends on preferred stock		(107)
Balance at end of period		(28,707)
Treasury stock:
Balance at beginning of period	(10,873,427)	(93,648)
Stock options and grants	54,867	20
Balance at end of period	(10,818,560)	(93,628)
Receivable from stockholders:
Balance at beginning of period		(346)
Forgiveness of officer loans		18
Balance at end of period		(328)
Total stockholders' equity		$50,695
Comprehensive income		$20,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$20,227	$(3,260)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of Essex Electric assets	(25,638)	—
Depreciation	170	336
Amortization of deferred debt issuance costs and accretion of debt discount	70	155
Compensation expense related to stock options and grants	219	107
Loss on sale of capital assets and subsidiary stock	240	923
Gains on investments in marketable securities	(14)	—
Minority interest in income (loss) of subsidiary	1,617	(459)
Loss on purchase of minority interest in subsidiary	43	—
Decrease in fair value of warrant	—	(375)
Change in assets and liabilities:
Accounts receivable, net	61,731	(10,974)
Inventories, net	8,804	6,772
Other current and non-current assets	(888)	(661)
Accounts payable and accrued expenses	(27,870)	2,436
Income taxes	10,239	(7,416)
Other, net	140	195
Cash flows provided by (used for) operating activities	49,088	(12,221)
Cash flows from investing activities:
Increase in restricted cash	(2,812)	—
Capital expenditures	(161)	(1,018)
Proceeds from sale of assets	149	403
Proceeds from sale of investments	9,619	11,435
Advances under loans to affiliate	(521)	—
Proceeds from sale of Essex Electric assets, net of transaction costs	53,981	—
Purchase of marketable securities	(68,795)	(518)
Purchase of minority interest and warrant	(8,500)	—
Cash flows provided by (used for) investing activities	(17,040)	10,302
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities, net	(26,725)	2,533
Repayments of long-term borrowings	—	(387)
Other, net	—	(14)
Dividends on preferred stock	(107)	(112)
Proceeds from exercise of stock options	185	—
Proceeds from minority interest investment in subsidiary	—	1,241
Cash flows provided by (used for) financing activities	(26,647)	3,261
Net increase in cash and cash equivalents	5,401	1,342
Cash and cash equivalents at beginning of period	642	611
Cash and cash equivalents at end of period	$6,043	$1,953
Supplemental disclosures:
Cash paid for interest	$371	$706

Cash paid for income taxes, net	$4,416	$5,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(unaudited)

1. General

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

Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has held major investments in industrial manufacturing companies. Alpine’s wholly-owned subsidiary, Alpine Holdco Inc. (“Holdco”) owns 100% of Essex Electric Inc. (“Essex Electric”) and also owns 46% of Superior Cables Ltd. the largest Israeli based producer of wire and cable products. Currently, Alpine's principal operations consist solely of Essex Electric, which is engaged in the business of copper scrap reclamation and the manufacture and sale of plastic resin compounds. Prior to January 31, 2006, Essex Electric was engaged primarily in the manufacture and sale of electrical wire and cable, however on January 31, 2006 the assets comprising that business were sold to the Southwire Company (“Southwire”) (see Note 4). Prior to January 2006, Superior Telecom Inc. (“Superior”) owned approximately a 16% minority interest in Essex Electric, and a warrant to purchase additional equity in that company, all of which was acquired by Holdco in January 2006.

Segment Information

For all periods reflected in these financial statements, the Company’s operations consist of only one segment - copper scrap reclamation and plastic resin compounding for the wire and cable industry. All consolidated net sales and long-lived assets for all periods presented herein were based in the United States. During the quarter ended March 31, 2006, three customers accounted for 40%, 31% and 21% of the total net sales of the Company. During the quarter ended March 31, 2005 two customers accounted for 59% and 16% of net sales, respectively and no other customers accounted for more than 10% of sales.

Marketable securities

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. As of March 31, 2006, $0.5 million of securities were classified as held to maturity as the Company intends to hold these investments to maturity. Since the maturity date is beyond one year from the date of the condensed consolidated balance sheet these securities are classified as long-term assets as of March 31, 2006. Since these securities were previously classified as available for sale, the Company had recorded a $60,000 unrealized loss to other comprehensive income that will be amortized over the life of the investments through maturity. All other securities held as of March 31, 2006 have been classified as available for sale and are reported at fair value with unrealized gains and losses included in shareholders’ equity.

The following table shows the unrealized gains (losses) and fair value of the Company’s investments aggregated by investment category as of March 31, 2006:

	(in thousands)
Description of Securities	Cost Basis	Unrealized Gains	Unrealized Losses*	Fair Value
Money market funds	$41,649	$—	$—	$41,649
Marketable equity securities	8,736	323	(141)	8,918
Municipal bonds and notes	18,700	—	—	18,700
Mutual funds	12,410	935	—	13,345
Preferred securities	250	—	—	250
Total	$81,745	$1,258	$(141)	$82,862

* None of the gross unrealized losses have exceeded 12 months.

The gross unrealized gains (losses) related to short-term investments are primarily due to a change in the fair value of equity securities due to fluctuations in the stock market. Alpine has reviewed its securities in a loss position and believes that the gross unrealized losses on its short-term investments at March 31, 2006 are temporary in nature. Alpine reviews its investment portfolio quarterly, to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition, credit quality and near-term prospects of the investee and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Due from related party

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of March 31, 2006 and December 31, 2005, $1.9 and $1.4 million of advances were included as due from related party, respectively. Total advances were initially not to exceed $2 million, which maximum amount was increased to $3 million as of May 3, 2006, and all advances must be repaid on or prior to June 30, 2006.

Restricted cash

Pursuant to the agreement with Southwire providing for the Essex Electric Sale (see Note 4), Essex Electric agreed to maintain encumbrance free, through July 31, 2007 an amount equal to $2.8 million in (a) cash, (b) cash equivalents or (c) marketable securities or other assets acceptable to Southwire. Accordingly, this amount is classified as restricted cash in the March 31, 2006 balance sheet included herein. Also included in restricted cash as of March 31, 2006 and December 31, 2005 is approximately $0.2 million representing security collateral under a Company office lease. Since the restriction periods for these items exceed one year from the balance sheet date herein, they are classified as non-current assets

Subsidiary stock transactions

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

In January 2005, Holdco purchased 1,792 shares of Essex Electric common stock for a cash purchase price of $5.0 million and Superior purchased 445 shares of Essex Electric common stock for a cash purchase price of $1.2 million resulting in Holdco and Superior owning 84.2% and 15.8% of Essex Electric, respectively. In accordance with accounting principles generally accepted in the United States of America, the Company accounted for the sale of stock of Essex Electric as a loss on sale of subsidiary stock of approximately $0.9 million and decreased the value of the warrant held by Superior to purchase 199 shares of Essex Electric common stock by $0.4 million due to the dilutive impact of the additional 2,237 shares issued. On January 25, 2006 Alpine purchased from Superior for a purchase price of $8.5 million Superior’s 614 shares of Essex Electric and its warrant for 199 additional shares, resulting in Alpine owning 100% of the total outstanding capital stock of Essex Electric.

2. Inventories

At March 31, 2006 and December 31, 2005, the components of inventories were as follows:

	March 31, 2006	December 31, 2005
	(in thousands)

Raw materials	$224	$651
Work in process	625	393
	849	1,044
LIFO reserve	(513)	(378)
	$336	$666

The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at the same time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to adjustment due to the final year-end LIFO inventory valuation.

3. Comprehensive income (loss)

The components of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Net income (loss)	$20,227	$(3,260)
Change in unrealized gains (losses) on securities, net of tax	421	(4)
Comprehensive income (loss)	$20,648	$(3,264)

4. Discontinued operations - Essex Electric

On January 31, 2006, Essex Electric completed the sale of certain of its assets comprising its building wire business to Southwire, which we refer to at times as the “Essex Electric Sale”. The transaction was provided for and consummated pursuant to an asset purchase agreement between Essex Electric, as seller and Southwire, as buyer, dated September 30, 2005. The agreement provided for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected current liabilities related to the business. Essex Electric retained substantially all of its other liabilities including the indebtedness under its revolving credit facility. Excluded from the sale were cash and cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana, and three leased warehouse distribution centers. The scrap reclamation operation serviced both Essex Electric’s internal requirements for scrap processing, as well as external customers. The purchase price was the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets.

The purchase price of $55.6 million was paid in cash by Southwire at closing and was subject to customary post-closing review and adjustment by the parties in accordance with certain agreed upon procedures provided for under the asset purchase agreement, which adjustment amount was not significant. In connection with the consummation of the sale, Essex Electric repaid in full and terminated its revolving credit facility.

As of December 31, 2005, the net assets to be disposed of pursuant to the Essex Electric Sale did not meet all of the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to be classified as assets held for sale or discontinued operations as of December 31, 2005 since completion of the sale required Alpine stockholder approval. However, such approval occurred at a special meeting of stockholders of Alpine on January 26, 2006 and the Essex Electric Sale closed on January 31, 2006. Therefore, the assets and liabilities and results of operation related to the discontinued operations have been classified as discontinued operations for all periods presented herein.

The assets and liabilities included in the condensed consolidated financial statements relating to the operations of Essex Electric sold in the Essex Electric Sale are as follows:

	March 31,	December 31,
	2006	2005
		(in thousands)
ASSETS

Current assets:
Accounts receivable	$4,152	$67,398
Inventories, net of LIFO reserve of $29,740 at December 31, 2005	11	20,758
Other current assets	2,973	1,527
Total current assets	$7,136	$89,683
Property, plant and equipment, net	—	16,546
Other assets	—	791
Total assets	$7,136	$107,020

LIABILITIES
Current liabilities:
Revolving credit facility	$—	$26,725
Accounts payable	1,981	24,380
Accrued expenses	4,599	11,355
Deferred income taxes and income taxes payable	21,420	8,658
Total current liabilities	28,000	71,118

Deferred income taxes	—	2,322
Total liabilities	28,000	73,440
Net assets (liabilities)	$(20,864)	$33,580

The revenues and pretax income included in the accompanying statement of operations included in the condensed consolidated financial statements contained herein related to the operations sold in the Essex Electric Sale are as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)

Net Sales	$60,066	$86,115
Pretax income (loss)	17,304	$(4,785)

Included in the pretax income for the three months ended March 31, 2006 is approximately $12.4 million of income resulting from a LIFO decrement due to a significant decrease in inventories in January 2006.

Below is a table with the costs associated with the activities related to the Essex Electric Sale:

In thousands	Total expected to be incurred	Incurred in three months ended March 31, 2006	Total costs incurred through March 31, 2006	Liability as of March 31, 2006

One time termination benefits (a)	$2,926	$1,940	$1,940	$986
Contract termination costs (b)	2,334	2,334	2,334	—
Write-down of assets (c)	255	255	255	—
Transition and other costs (d)	2,051	1,164	1,164	—

Totals	$7,566	$5,693	$5,693	$986

(a)
Certain severance payments and transactional bonuses were accrued as of the January 31, 2006 closing date of the Essex Electric Sale. The remaining liability represents primarily unpaid severance for employees remaining with the Company through a transitional phase which is anticipated to extend through the second quarter of 2006.

(b)
Includes a prepayment penalty and other loan fees related to the revolving credit facility that was terminated concurrently with the sale, as well as an accrual for the present value of future lease obligations for discontinued facilities, net of estimated income from sub-lease arrangements. The accrual balance at March 31, 2006 represents the net unamortized present value of future lease obligations.

(c)	Represents the write-down of certain fixed assets that became surplus or obsolete with the sale.

(d)	Includes personnel and other costs associated with the post Essex Electric Sale transition period. There is no accrued liability as of March 31, 2006 because costs are being expensed as incurred.

The costs incurred above are included in income from discontinued operations in the statement of operations. Approximately $0.8 million of transaction bonus payments made to certain executives are being deferred and amortized over the period in which earned, since such amounts must be repaid should the executives voluntarily terminate employment prior to December 31, 2007.

5. Long-term debt

At March 31, 2006 and December 31, 2005, long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Junior Subordinated Notes, net of $0.6 million discount, for both periods	$2,496	$2,456

On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants. There were no redemptions made during the three month period ended March 31, 2006.

6. Other long-term liabilities

At March 31, 2006 and December 31, 2005, other long-term liabilities consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Tax contingency reserve	$17,276	$17,106
Other long-term liabilities	1,389	1,424

	$18,665	$18,530

During 2001, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment. The Company claimed tax benefits from these transactions of $11.2 million and $3.2 million in 2001 and 2002, respectively. At December 31, 2001, the Company established a tax contingency reserve on its balance sheet corresponding to realized tax benefits. The balances in the reserve at March 31, 2006 and December 31, 2005 (including interest) were $17.3 and $17.1 million, respectively.

7. Series A Cumulative Convertible Preferred Stock

On June 23, 2003, Alpine completed a private placement of 8,287 shares of a new issue of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to its directors and certain officers for a purchase price of $380 per share, or an aggregate of approximately $3.1 million. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors out of funds legally available for payment, cash dividends at an annual rate of $30.40 per share. The Series A Preferred Stock originally was convertible into shares of Alpine common stock (par value $0.10 per share (the “Common Stock”)), at the option of the holder, at the rate of 691 shares of Common Stock per share of Series A Preferred. As a result of a special dividend declared by the Company on August 24, 2004, the conversion rate increased to 743.01. Since the market price of the Common Stock on the subscription date (June 23, 2003) was $0.76 per share and the original conversion price was $0.55 per share, a beneficial conversion feature of $1.2 million was recorded as a reduction to the mandatorily redeemable series A cumulative preferred stock line of the balance sheet with the offset to capital in excess of par. The beneficial conversion feature was recorded as a dividend as of December 29, 2004 when the privately placed Series A Preferred Stock became convertible following the increase in authorized but unissued shares of Common Stock from 25 million to 50 million shares.

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

There were 1,305 shares of the Series A Preferred Stock converted into 1.0 million shares of Common Stock for the three month period ended March 31, 2006.

8. Earnings Per Share

The computation of basic and diluted income (loss) per share for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006			2005
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount
Basic and diluted earnings (loss) per share
Net loss from continuing operations	$(559)	16,321	$(0.03)	$(617)	15,589	$(0.04)
Adjustments:
Preferred stock dividends	(107)	16,321	(0.01)	(112)	15,589	(0.01)

(Loss) attributable to common stock from continuing operations	$(666)	16,321	$(0.04)	$(729)	15,589	$(0.05)
Net income from sale of Essex Electric, net of tax	15,383	16,321	0.94	—	15,589	—
Income (loss) from discontinued operations, net of tax	5,403	16,321	0.33	(2,643)	15,589	(0.17)

Net income (loss) applicable to common stock per basic common share	$20,120	16,321	$1.23	$(3,372)	15,589	$(0.22)

The Company has excluded the assumed conversion of all stock options (1.0 million), restricted stock grants (0.7 million) and convertible preferred stock (12,828 preferred shares convertible into 9.4 common shares) from the Company’s earnings per share calculation for the three month period ended March 31, 2006 and the assumed conversion of all stock options (1.5 million), restricted stock grants (0.9 million) and convertible preferred stock (14,578 preferred shares convertible into 10.7 common shares) from the Company’s earnings per share calculation for the three month period ended March 31, 2005, as the impact would be anti-dilutive due to the loss from continuing operations for those periods.

9. Stock based compensation plans

Alpine has two long-term equity incentive plans: the 1987 Long-Term Equity Incentive Plan (the "1987 Plan") and the 1997 Stock Option Plan (the "1997 Plan"). No further options may be granted under the 1987 Plan. The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 88,770 and 19,436 shares of common stock available under the 1997 Plan as of March 31, 2006 and December 31, 2005, respectively. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The options granted under the 1997 Plan vest in equal annual installments over the three year period commencing on the first anniversary date of the grant or, if earlier, upon the occurrence of a change in control of the Company and options cannot be exercised after ten years from the date of grant. During the quarter ended March 31, 2006 no options were granted under the 1997 Plan.

The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. In the first quarter 2006, 13,206 non-qualified stock options and 5,031 shares of restricted stock were granted to non-employee directors at the fair market value of the Common Stock at the date of the grant. Each stock option granted under the Stock Plan expires on the tenth anniversary of the date of the grant. Awards of restricted stock and stock options under the stock plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of the grant; (ii) a non-employee director’s death; and (iii) a change of control of the Company. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

Alpine also sponsors a 1984 Restricted Stock Plan under which a maximum of 600,000 shares of Common Stock have been reserved for issuance. At March 31, 2006, there are 40,064 shares available for issuance. During the quarter ended March 31, 2006, the Executive Compensation and Organization Committee of the Board of Directors (“the Compensation Committee”) granted no new shares under this plan. Shares of restricted Common Stock under this grant vest in equal installments over a three year period commencing with the first anniversary of grant.

Alpine sponsors The Alpine Group, Inc. Deferred Stock Account Plan, an unfunded deferred stock compensation plan whereby certain key management employee participants are permitted to (i) defer the receipt of all, or a portion of, their non-cash salary or bonus and shares issued upon stock option exercises, as defined by the plan and (ii) reinvest deemed cash dividends allocable to Common Stock credited to a participant’s account under the plan into additional deferred Common Stock. The plan also provides for matching contributions by the Company in various percentages applied to shares of Common Stock deferred therein. The compensation cost associated with the matching contribution is amortized over the vesting period of the deferral. Shares deferred into the deferred stock plan are held in irrevocable grantor trusts. At March 31, 2006, 1,873,092 shares of Common Stock have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets. The total unamortized deferred compensation was $0.4 and $0.5 million as of March 31, 2006 and December 31, 2005, respectively.

The following table summarizes restricted stock activity for the three month period ended March 31, 2006:

	Deferred Stock Account Plan		Non-Employee Directors Plan		1984 Restricted Stock Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested balance at December 31, 2005	137,763	$ 0.86	139,345	$ 1.08	29,670	$ 1.65
Granted	—	—	5,031	2.76	—	—
Vested	(20,000)	0.86	(19,569)	(0.63)	(5,833)	2.01
Forfeited	—	—	—	—	(14,169)	1.67

Nonvested balance at March 31, 2006	117,763	0.86	124,807	1.21	9,668	1.41

Unrecognized Compensation Costs	13,000		72,000		5,000
Weighted Average Period Remaining	0.5	Years	2.3	Years	1.7	Years

Excluded from the table above are 490,909 shares as of March 31, 2006 that represent future Company matching contributions being earned on account of shares deferred by participants in the Deferred Stock Account Plan. Under the plan, the number of matching shares contributed by the Company varies based upon the length of the deferral period(s) selected by plan participants and the contribution is earned upon expiration of the related deferral period(s). The amortization of the cost associated with matching contribution shares is, and has been, included in the compensation expense of the Company, all of which is included in selling, general and administrative expenses in the statement of operations. There is approximately $423,000 of unamortized compensation expense related to such matching contribution shares as of March 31, 2006 that is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes stock option activity for the three months ended March 31, 2006.

	Shares Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,295,793	$ 1.17
Exercised	(240,368)	0.81
Canceled	(69,334)	1.37
Granted	13,206	2.71
Outstanding at March 31, 2006	999,297	1.26	7.06	$ 2,088,983
Options exercisable at March 31, 2006	423,259	1.64	6.34	$ 722,115

The weighted average grant-date fair value of options granted for the three month periods ended March 31, 2006 and 2005 was $2.48 and $1.88, respectively. The aggregate intrinsic value of options exercised for the three month period ended March 31, 2006 was $2.40.

Information with respect to stock-based compensation plan stock options outstanding and exercisable at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price

$0.4500-$0.6500	180,040	6.95	$ 0.6001	80,464	$ 0.5600
$0.76	365,859	7.23	0.7600	71,521	0.7600
$0.8750—$2.7000	398,939	7.45	1.3161	224,985	1.2192
$3.1000—$9.8130	43,253	3.49	4.5819	35,083	4.9231
$10.4380—$17.9380	11,206	3.31	13.3286	11,206	13.3286
	999,297	7.06	1.2595	423,259	1.6439

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total compensation expense related to all stock based compensation plans (including restricted stock) for the three months ended March 31, 2006 and 2005, was $0.2 million and $0.1 million, respectively. The incremental impact of adopting SFAS 123(R) included in the three month period ended March 31, 2006 was $40,000.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Cash received from option exercises under all share-based payment arrangements for the three-month period ended March 31, 2006 was $0.2 million. There were no options exercised during the three month period ended March 31, 2005. As a result of the 240,368 options exercised during the three months ended March 31, 2006, 195,006 shares reserved under the 1997 Plan and 45,362 shares from treasury stock were issued by the Company.

The fair value of each option award was calculated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three months ended March 31,
	2006	2005

Risk free interest rate	4.83%	4.09%
Expected life	2.0	2.0
Expected volatility	154%	182%
Expected dividend yield	0%	0%

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), disclosures with respect to stock-based compensation awards were provided in accordance with FAS No. 123, as a amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” Under these guidelines, compensation expense was recognized only in respect of stock options granted at exercise prices set below market value. Since all options granted by the Company are set at exercise prices equal to the market value of the underlying common stock on the date of grant, no employee stock-based compensation expense with regards to employee stock option grants was recognizable under FAS 123(R) and, accordingly, none was reflected in the Company’s results of operations for the three-month ended March 31, 2005. Previously reported amounts have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net income (loss), as reported	$(3,260)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	70
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122)

Pro forma net income (loss)	(3,312)

Preferred stock dividends	(112)
Proforma net income (loss) - applicable to common stock	$(3,424)
Net income (loss) per share:
Basic and diluted - as reported	$(0.22)
Basic and diluted - pro forma	(0.22)

10. Superior Cables Ltd. Proposed Share Purchase Agreement

On February 22, 2006, Alpine Holdco Inc. (“Alpine Holdco”) and Superior Cables Holdings (1997) Ltd. (“SCH”), each wholly-owned subsidiaries of The Alpine Group, Inc. (the “Company”), Shrem Fudim Kelner Technologies Ltd., (“SFKT”), a company organized and registered under the laws of Israel, and Superior Cables Ltd., the Company’s indirect 46% owned affiliate (“SCL”), entered into a share purchase agreement (the “Agreement”). Subject and pursuant to the Agreement, Alpine Holdco agreed to invest $10 million in SCL in consideration for and purchase of 75 million SCL ordinary shares; and SFKT agreed to invest $5 million in SCL in consideration for and purchase of 46,192,664 SCL ordinary shares and an option (the “SKFT Option”) to purchase an additional 4,619,266 SCL ordinary shares (the “Investment”). Also, subject and pursuant to the Agreement, immediately prior to consummation of the Investment, SCH agreed to sell 8,400,000 SCL ordinary shares to unrelated third parties (the “SCH Sale”). After giving effect to the Investment (including assumed exercise of the SFKT Option) and the SCH Sale, the Company (including the ownership interests of Alpine Holdco and SCH) and SFKT will own approximately 51% and 31%, respectively, of the issued and outstanding share capital of SCL.

Also on February 22, 2006, Alpine Holdco, SCH and SFKT entered into a shareholders agreement (the “Shareholders Agreement”) which is effective upon consummation of the Investment. The Shareholders Agreement provides, among other matters, for (i) certain restrictions upon sale and disposition of SCL ordinary shares, (ii) rights of first offer and "tag along" rights in regard to certain proposed sales of SCL ordinary shares, (iii) mutual support and voting for candidates for election to the SCL board of directors, and (iv) sharing of certain management fees payable by SCL.

Completion of the transactions provided for under the Agreement are subject to certain customary conditions and to approval by certain Israeli governmental authorities, not later than June 30, 2006.

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

11. Modified “Dutch Auction” Tender Offer

On March 1, 2006, Alpine commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to a maximum of 6 million shares plus, at its discretion, an additional number (the “overallotment”) not to exceed 2% of its outstanding Common Stock at a price per share of not less than $3.00 and not greater than $3.50. On April 4, 2006, Alpine modified its offer to increase the maximum number of shares to be purchased to 6.5 million plus the overallotment and to extend to April 18, 2006 the Tender Offer expiration date. Following the expiration date, and pursuant to the terms and conditions of the Tender Offer, out of the 7,698,805 validly tendered shares of Common Stock, Alpine accepted and purchased a total of 6,684,670 shares at a purchase price of $3.375 per share or approximately $22.6 million. The shares purchased represented 37.3% of Alpine’s outstanding Common Stock and 24.7% of such outstanding Common Stock assuming conversion of all of Alpine’s outstanding Series A Preferred Stock.

ITEM 1A. RISK FACTORS

Except as set out below, the risk factors included in Item 1A. Risk Factors in the Annual Report of the Company on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2006 remain unchanged.

The size of the public float of our common stock could adversely affect the liquidity of such common stock.

Our common stock is currently quoted on the OTC Bulletin Board and average daily trading volume for the six month period between September 1, 2005 and February 28, 2006 was approximately 47,000 shares. On March 1, 2006, we commenced a modified “Dutch Auction” tender offer, which as amended and extended, expired on April 18, 2006 (see Note 11 to the consolidated financial statements). On April 19, 2006, we completed the tender offer and purchased 6,684,670 shares of our common stock. The shares purchased represented 37.3% of our outstanding common stock and 24.7% of such stock assuming conversion of all of our outstanding Series A Preferred stock. As a result, our public float (the number of shares owned by non-affiliate stockholders and available for trading in the securities market) was reduced to 7,192,870 shares as of April 30, 2006. The size of our public float could adversely affect the liquidity of our common stock and, accordingly, your investment therein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Alpine Group, Inc. (together with its subsidiaries, “Alpine” or the “Company”, unless the context otherwise requires), is a holding company which over the past several years has owned controlling equity interests in industrial businesses that have been operated as subsidiaries. At March 31, 2006, Alpine owned 100% of Essex Electric Inc. (“Essex Electric”), which currently is engaged in the business of copper scrap reclamation and the manufacture and sale of plastic resin compounds, and 46% of Superior Cables Ltd., the largest Israeli based producer of wire and cable products.

On January 31, 2006 Essex Electric sold certain of its assets comprising its building wire business (the “Essex Electric Sale”) to the Southwire Company (“Southwire”). The agreement provided for the sale by Essex Electric of all of its closing date building wire related inventory and prepaid assets, its Florence, Alabama manufacturing plant and equipment, and the assumption by Southwire of certain contracts and selected liabilities related to the business. Essex Electric retained substantially all of its other liabilities, including the indebtedness under its revolving credit facility. The revolving credit facility was repaid in its entirety and terminated in connection with the Essex Electric Sale. Excluded from the sale were cash, cash equivalents and accounts receivable of Essex Electric, a copper scrap reclamation plant and operation based in Jonesboro, Indiana, a plastic resin compounding plant and operation based in Marion, Indiana and three leased warehouse distribution centers. The purchase price was the sum of (i) $27 million plus (ii) the closing date value of Essex Electric’s inventory and certain prepaid assets less certain liabilities. The purchase price of $55.6 million was paid in cash by Southwire at closing and was subject to customary post-closing review and adjustment by the parties in accordance with certain agreed upon procedures provided for under the asset purchase agreement. Such review and adjustment occurred subsequent to closing, was finalized on May 3, 2006 and resulted in an immaterial post-closing adjustment. The estimated total net cash proceeds from the Essex Electric Sale were approximately $83 million, including the receipt of the net purchase price from Southwire Company, the collection of retained accounts receivable less the payment of retained liabilities (including repayment of the revolving credit facility) of the business and expenses related to the Essex Electric Sale.

Results of Operations—Three Month Period Ended March 31, 2006 as Compared to the Three Month period Ended March 31, 2005

Continuing Operations

Consolidated sales for the three month period ended March 31, 2006 were $8.0 million, an increase of 114.5% compared to sales of $3.7 million for the three month period ended March 31, 2005. The increase was due primarily to the external sale of resin compounds. Prior to the Essex Electric Sale production and usage of resin compounds were solely for internal use, however the compounding plant in Marion, Indiana was not included in the Essex Electric Sale and is therefore being utilized to produce compounds being sold to external customers.

Gross profit for the three month period ended March 31, 2006 was $0.2 million, an increase of $0.1 million as compared to gross profit of $0.1 million for the three month period ended March 31, 2005 due primarily to the aforementioned resin compound sales.. Gross profit as a percentage of net sales was 2.8% for the first quarter of 2006 compared to 2.4% for the first quarter of 2005, which was relatively unchanged.

The Company's operating loss for the three month period ended March 31, 2006 was $0.9 million compared to an operating loss of $1.2 million for the comparable 2005 period. The decrease in operating loss was due primarily to the improvement in gross margins and reduced selling, general and administrative expenses.

Discontinued Operations

As previously discussed, on January 31, 2006, Essex Electric completed the sale of certain of its assets comprising its building wire business to Southwire Company. The results of operations related to the business and assets associated with this transaction have been classified as discontinued operations in the financial statements contained herein. Net income from discontinued operations for the three-month period ended March 31, 2006 was $5.4 million compared with a net loss of $1.7 million for the three-month period ended March 31, 2005. The increase was due to a $21.0 million improvement in operating income in the 2006 quarter compared to the same quarter in 2005. This improvement was due primarily to strong sales and improved margins for the month of January 2006. Sales margins in the building wire markets in January 2006 were significantly higher than in the first quarter of 2005. Also, the first quarter of 2006 included a $12.4 million pre-tax benefit from a LIFO decrement as a result of the reduction of inventories in January. The first quarter of 2006 included approximately $5.7 million of pre-tax operating expenses related to the discontinued operations, including $1.9 million of one-time employee termination benefits, $1.7 million of contract termination costs, $0.8 million of transitional costs and $0.7 million of contractual lease obligations. Net income from discontinued operations includes $4.7 million of tax provision for the first quarter of 2006 compared with a tax benefit of $1.7 million for the first quarter of 2005. This increase is the result of the increased earnings. The gain on the Essex Electric Sale was $15.4 million, net of taxes.

Liquidity and Capital Resources

In December 2002, Alpine, through its newly formed, wholly-owned subsidiary, Alpine Holdco, acquired the following assets and securities: (1) substantially all of the assets, subject to related accounts payable and accrued liabilities, of the electrical wire business of Superior TeleCom Inc. (“Superior”), which was thereafter owned and operated by Essex Electric, a newly formed, then wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems, and (3) approximately 47% of Superior Cables Ltd. The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a revolving credit facility.

DNE Systems was sold on July 29, 2004 and the Essex Electric building wire assets were sold on January 31, 2006 (the “Essex Electric Sale”) (see Note 4 to the condensed consolidated financial statements). The revolving credit facility was repaid in full and terminated on January 31, 2006.

On August 4, 2003, the Company issued $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") in exchange for 3,479,656 shares of its Common Stock. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants. At March 31, 2006, $3.1 million (excluding $0.6 million of discount) of the Subordinated Notes were outstanding. During the three month period ended March 31, 2006, there were no note redemptions.

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

During the three month periods ended March 31, 2006 and 2005, 1,305 and 545 shares, respectively, of Series A Preferred Stock were converted into approximately 1.0 and 0.4 million shares of Common Stock.

On March 1, 2006, the Company commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase up to a maximum of 6 million shares plus, at its discretion, an additional number (the “overallotment”) not to exceed 2% of its outstanding Common Stock at a price per share of not less than $3.00 and not greater than $3.50. On April 4, 2006, the Company modified its offer to increase the maximum number of shares to be purchased to 6.5 million plus the overallotment and to extend to April 18, 2006 the Tender Offer expiration date. Following the expiration date, and pursuant to the terms and conditions of the Tender Offer, out of the 7,698,805 validly tendered shares of Common Stock, the Company accepted and purchased a total of 6,684,670 shares at a purchase price of $3.375 per share or approximately $22.6 million. The shares purchased represented 37.3% of the outstanding Common Stock of the Company and 24.7% of such outstanding Common Stock assuming conversion of all of the Company’s outstanding Series A Preferred Stock.

During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized tax benefits. At March 31, 2006, the Company has reserved $17.3 million of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

Since 1993, Alpine has been a party to a guaranty of obligations of former affiliate, Superior under a lease by Superior of a manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $9 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the condensed consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

Alpine has made short-term advances to the United States subsidiary of Superior Cables Ltd., Alpine’s 46% owned affiliate, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. There was $1.9 and $1.4 million of advances included as due from related party as of March 31, 2006 and December 31, 2005, respectively. Total advances were not to exceed a maximum of $2 million, which maximum amount was increased to $3 million as of May 3, 2006, and all advances must be repaid on or prior to June 30, 2006. Otherwise, the operations of Superior Cables Ltd. are funded and financed separately, with recourse to Superior Cables Ltd. but otherwise on a non-recourse basis to Alpine.

As of March 31, 2006, Alpine had cash, cash equivalents and marketable securities of approximately $91.9 million including $3.0 million of restricted cash. Management believes these funds are sufficient to meet the Company’s liquidity needs during the next twelve months, including payment of the purchase price for the shares tendered to Alpine pursuant to the Tender Offer (approximately $22.6 million), Alpine’s proposed net investment in Superior Cables Ltd. (approximately $9 million) and income taxes which may be payable as a result of the Essex Electric Sale. It is anticipated that earnings from cash, cash equivalents and investments will be sufficient to fund continuing operating expenses. A deficit, if any, would be funded by available cash resources.

Additionally, the Company will continue to explore and consider utilizing its available liquid assets for a range of investment and business acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company’s exposure to market risk primarily relates to the Company’s investments in marketable securities. A hypothetical one percent change in the value of marketable securities would have an impact on the asset values of approximately $0.8 million.

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

Except for the historical information herein, the matters discussed in this quarterly report on form 10-Q include forward-looking statements that may involve a number of risks and uncertainties. Actual results may vary significantly based on a number of factors, including, but not limited to, risks related to changing economic conditions, including changes in short term interest rates and other risk factors detailed in the Company’s most recent filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On January 26, 2006, at a Special Meeting of Stockholders of the Company, stockholders entitled to vote, which included holders of Alpine’s common stock, par value $0.10 per share who were entitled to one vote per share, and holders of Alpine’s Series A Cumulative Convertible Preferred Stock, who were entitled to 743.01 votes per share, voting as a single class, voted upon authorization of the sale by Essex Electric Inc. of its building wire manufacturing business, pursuant to an Asset Purchase Agreement, dated as of September 30, 2005, between Essex Electric Inc. and Southwire Company, with the following results:

Votes For	Votes Against	Votes Abstained
19,410,618	85,315	39,381

ITEM 6. EXHIBITS

(a)	Exhibits

31.1*	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALPINE GROUP, INC.

Date: May 15, 2006	By:	/s/ David A. Owen
David A. Owen
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)