Form 10-Q
period 2006-06-30
ALPINE GROUP INC /DE/
filed 2006-08-14
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006

Common Stock, $.10 Par Value	11,134,648

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$851	$642
Marketable securities, at fair value (Note 1)	45,430	22,976
Accounts receivable	2,690	1,802
Inventories, net (Note 2)	1,357	666
Note receivable from affiliate (Note 1)	4,000	1,399
Current assets of discontinued operations (Note 4)	2,196	89,683
Other current assets	2,119	2,317
Total current assets	58,643	119,485
Restricted cash and marketable securities (Note 1)	2,963	150
Property, plant and equipment, net	834	1,181
Investment in affiliate (Note 1)	10,000	—
Deferred income taxes	2,635	2,635
Assets of discontinued operations (Note 4)	—	17,337
Other long-term assets	2,244	2,062
Total assets	$77,319	$142,850

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$993	$1,022
Accrued expenses	2,792	4,021
Deferred income taxes and income taxes payable	1,571	2,024
Current liabilities of discontinued operations (Note 4)	19,891	71,118
Total current liabilities	25,247	78,185

Long-term debt (Note 5)	461	2,456
Other long-term liabilities (Note 6)	18,852	18,530
Warrant	—	1,311
Minority interest in subsidiary	—	5,528
Liabilities of discontinued operations	—	2,322
Mandatorily redeemable series A cumulative preferred stock (12,372 and 13,955 shares outstanding at June 30, 2006 and December 31, 2005, respectively (Note 7)	4,662	5,263

Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	177	177
Common stock, $.10 par value; (50,000,000 authorized; 26,612,550 and 25,239,696 shares issued at June 30, 2006 and December 31, 2005, respectively)	2,661	2,524
Capital in excess of par value	170,075	169,156
Accumulated other comprehensive income (Note 3)	324	219
Accumulated deficit	(28,676)	(48,827)
Treasury stock, at cost (17,453,299 and 10,873,427 shares at June 30, 2006 and December 31, 2005, respectively)	(116,153)	(93,648)
Receivable from stockholders	(311)	(346)
Total stockholders' equity	28,097	29,255
Total liabilities and stockholders' equity	$77,319	$142,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2006	2005

Net sales	$6,093	$3,032
Cost of goods sold	6,337	2,864
Gross profit (loss)	(244)	168
Selling, general and administrative expenses	1,166	1,044
Operating loss	(1,410)	(876)
Interest expense	(552)	(206)
Gain on sale of stock of affiliate	1,237	—
Dividend and interest income	630	176
Realized gains on sales of securities	558	24
Other expense, net	(6)	(9)
Income (loss) before income taxes and discontinued operations	457	(891)
Income tax (provision) benefit	143	(48)
Income (loss) from continuing operations	600	(939)

Discontinued operations (Note 4):
Loss from operations of discontinued Essex Electric	(784)	(802)
Income tax benefit	313	377
Net loss on discontinued operations	(471)	(425)
Net income (loss)	129	(1,364)
Preferred stock dividends	(98)	(111)
Net income (loss) applicable to common stock	$31	$(1,475)

Net income (loss) per share of common stock:
Basic
Income (loss) from continuing operations applicable to common stock	$0.04	$(0.07)
Loss from discontinued operations, net of tax	(0.04)	(0.02)
Net income (loss)	$—	$(0.09)
Diluted
Income (loss) from continuing operations applicable to common stock	$0.03	$(0.07)
Loss from discontinued operations, net of tax	(0.02)	(0.02)
Net income (loss)	$0.01	$(0.09)

Weighted average shares outstanding:
Basic	12,379	15,821
Diluted	22,499	15,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)
	Six Months Ended June 30,
	2006	2005

Net sales	$14,068	$6,750
Cost of goods sold	14,091	6,490
Gross profit (loss)	(23)	260
Selling, general and administrative expenses	2,247	2,290
Operating loss	(2,270)	(2,030)
Interest expense	(671)	(404)
Gain on sale of stock of affiliate	1,237	—
Dividend and interest income	988	337
Realized gains on sales of securities	572	27
Other income (expense), net	(47)	117
Loss before income taxes and discontinued operations	(191)	(1,953)
Income tax benefit	232	397
Income (loss) from continuing operations	41	(1,556)

Discontinued operations (Note 4):
Gain (loss) from operations of discontinued Essex Electric (including gain on sale of $25,638)	34,937	(5,127)
Income tax (provision) benefit	(14,622)	2,059
Net gain (loss) on discontinued operations	20,315	(3,068)
Net income (loss)	20,356	(4,624)
Preferred stock dividends	(205)	(223)
Net income (loss) applicable to common stock	$20,151	$(4,847)

Net income (loss) per share of common stock:
Basic and diluted:
Loss from continuing operations applicable to common stock	$(0.01)	$(0.11)
Income (loss) from discontinued operations, net of tax	1.41	(0.20)
Net income (loss)	$1.40	$(0.31)

Weighted average shares outstanding:
Basic and diluted	14,350	15,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)
	Six Months Ended June 30, 2006
	Shares	Amount

Common stock:
Balance at beginning of period	25,239,696	$2,524
Shares issued pursuant to Series A Preferred Stock conversion	1,176,181	117
Exercise of stock options	196,673	20
Balance at end of period	26,612,550	2,661

Capital in excess of par value:
Balance at beginning of period		169,156
Compensation expense related to restricted stock and certain stock options, less vested shares released from Treasury		277
Shares issued pursuant to Series A Preferred Stock conversion		484
Exercise of stock options		158
Balance at end of period		170,075

9% cumulative convertible preferred stock:
Balance at beginning of period	177	177
Balance at end of period	177	177
Accumulated other comprehensive income:
Balance at beginning of period		219
Change in unrealized losses on securities, (net of tax benefit of $70)		105
Balance at end of period		324
Accumulated deficit:
Balance at beginning of period		(48,827)
Net income		20,356
Dividends on preferred stock		(205)
Balance at end of period		(28,676)

Treasury stock:
Balance at beginning of period	(10,873,427)	(93,648)
Stock options and grants	104,798	56
Modified Dutch Auction redemptions	(6,684,670)	(22,561)
Balance at end of period	(17,453,299)	(116,153)

Receivable from stockholders:
Balance at beginning of period		(346)
Forgiveness of officer loans		35
Balance at end of period		(311)
Total stockholders' equity		$28,097

Comprehensive income		$20,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$20,356	$(4,624)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of Essex Electric assets	(25,638)	—
Depreciation	207	662
Amortization of deferred debt issuance costs and accretion of debt discount	111	291
Compensation expense related to stock options and grants	360	178
Loss on sale of capital assets and subsidiary stock	160	680
Gain on sale of stock of affiliate	(1,237)	—
Realized gains on investments in marketable securities	(572)	—
Minority interest in income (loss) of subsidiary	1,617	(601)
Loss on purchase of minority interest in subsidiary	43	—
Decrease in fair value of warrant	—	(375)
Change in assets and liabilities:
Accounts receivable, net	66,340	(9,888)
Inventories, net	7,794	8,360
Other current and non-current assets	(11)	497
Accounts payable and accrued expenses	4,943	4,101
Income taxes	(32,870)	(7,834)
Other, net	327	544
Cash flows provided by (used for) operating activities	41,930	(8,009)
Cash flows from investing activities:
Capital expenditures	(161)	(1,975)
Proceeds from sale of assets	228	1,028
Proceeds from sale of investments	54,121	14,102
Advances under loans to affiliate	(2,601)	(753)
Proceeds from sale of Essex Electric assets, net of transaction costs	53,981	—
Proceeds from sale of stock of affiliate	1,237	—
Purchase of marketable securities	(78,646)	(2,362)
Purchase of minority interest and warrant	(8,500)	—
Investment in affiliate	(10,000)	—
Cash flows provided by investing activities	9,659	10,040
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities, net	(26,725)	(1,501)
Repayments of long-term borrowings	(2,075)	(386)
Other, net	—	(17)
Dividends on preferred stock	(205)	(223)
Proceeds from exercise of stock options	186	—
Proceeds from minority interest investment in subsidiary	—	1,241
Common stock redemptions from Modified Dutch Auction	(22,561)	—
Cash flows provided by financing activities	(51,380)	(886)
Net increase in cash and cash equivalents	209	1,145
Cash and cash equivalents at beginning of period	642	611
Cash and cash equivalents at end of period	$851	$1,756

Supplemental disclosures:
Cash paid for interest	$441	$1,523

Cash paid for income taxes, net	$9,071	$5,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(unaudited)

1. General

Basis of presentation and description of business

The accompanying condensed consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). The Company accounts for all affiliate companies with ownership greater than 20%, but not majority-controlled on an ongoing basis, using the equity method of accounting.

Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has owned and operated industrial manufacturing companies. Alpine's principal operations currently consist of Essex Electric Inc. (“Essex Electric”), a wholly owned subsidiary, engaged in the business of copper scrap reclamation and the manufacture and sale of plastic resin compounds and an equity investment in Superior Cables Ltd. (“SCL”), the largest Israeli based producer of wire and cable products. Prior to January 31, 2006, Essex Electric was engaged primarily in the manufacture and sale of electrical wire and cable. On January 31, 2006 the assets comprising that business were sold to the Southwire Company (“Southwire”) (see Note 4). During June 2006, Alpine and other investors recapitalized SCL and in connection therewith, Alpine purchased newly issued shares of SCL. As part of the recapitalization transaction, Alpine sold 5.9% of SCL shares (resulting in the current 52% ownership) to unrelated third parties and intends to sell an additional 3-4% to an unrelated third party (reducing its ownership to 48 - 49%). Consequently, Alpine’s majority ownership of SCL is temporary and therefore the investment in SCL is accounted for on the equity method in accordance with Statement of Financial Accounting Standards (“SFAS”) 94, Consolidation of All Majority - Owned Subsidiaries.

Segment Information

For all periods reflected in these financial statements, the Company’s operations consist of only one segment - copper scrap reclamation and plastic resin compounding for the wire and cable industry. All consolidated net sales and long-lived assets for all periods presented herein were based in the United States. During the quarter ended June 30, 2006, two customers accounted for 62% and 25% of the total net sales of the Company, respectively. During the quarter ended June 30, 2005 two customers accounted for 66% and 11% of net sales, respectively. No other customers accounted for more than 10% of sales.

Marketable securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. All other securities held as of June 30, 2006 have been classified as available for sale and are reported at fair value with unrealized gains and losses included in shareholders’ equity.

The following table shows the unrealized gains (losses) and fair value of the Company’s investments aggregated by investment category as of June 30, 2006:

	(in thousands)
Description of Securities	Cost Basis	Unrealized Gains	Unrealized Losses*	Fair Value
Money market funds	$3,826	$—	$—	$3,826
Marketable equity securities	2,327	33	(105)	2,255
Municipal bonds and notes	29,922	—	(57)	29,865
Mutual funds	10,328	729	—	11,057
Preferred securities	250	—	—	250
Government securities	999	—	(12)	987
Subtotal	47,652	762	(174)	48,240
Less: Restricted (See Note 1 below)	(2,810)	—		(2,810)
Total	$44,842	$762	$(174)	$45,430

* None of the gross unrealized losses have exceeded 12 months.

The gross unrealized gains (losses) related to short-term investments are primarily due to a change in the fair market value of the various equity securities. Alpine has reviewed its securities in a loss position and believes that the gross unrealized losses on its short-term investments at June 30, 2006 are temporary in nature. Alpine reviews its investment portfolio quarterly, to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than cost basis, the financial condition, credit quality and near-term prospects of the investee and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Note receivable from affiliate

Alpine has made short-term secured advances to the United States distribution subsidiary of SCL. The advances are collateralized by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum. As of June 30, 2006 and December 31, 2005, $4.0 and $1.4 million were outstanding and due on demand. On August 1, 2006, Alpine advanced $1.0 million to SCL concurrently with the additional advance to SCL of $1.0 million by Bank Hapoalim, Ltd., SCL’s primary lender. These advances were used by SCL to fund its working capital requirements. Alpine’s loan is subordinate to SCL’s bank debt, accrues interest at LIBOR plus 1.4% per annum and matures on January 31, 2007.

Restricted cash and marketable securities

Pursuant to the Essex Electric Sale (see Note 4), Essex Electric agreed to maintain encumbrance free through July 31, 2007 an amount equal to $2.8 million in (a) cash, (b) cash equivalents or (c) marketable securities. This amount is classified as restricted cash and marketable securities at June 30, 2006. At June 30, 2006 and December 31, 2005 $0.2 in lease security is included as restricted cash. Since the restriction periods for these items exceed one year from the balance sheet date herein, they are classified as non-current assets.

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

In January 2005, Holdco purchased 1,792 shares of Essex Electric common stock for a cash purchase price of $5.0 million and Superior purchased 445 shares of Essex Electric common stock for a cash purchase price of $1.2 million, resulting in Holdco and Superior owning 84.2% and 15.8% of Essex Electric, respectively. In accordance with accounting principles generally accepted in the United States of America, the Company accounted for the sale of stock of Essex Electric as a loss on sale of subsidiary stock of approximately $0.9 million and decreased the value of the warrant held by Superior to purchase 199 shares of Essex Electric common stock by $0.4 million due to the dilutive impact of the additional 2,237 shares issued. On January 25, 2006 Alpine purchased from Superior for a purchase price of $8.5 million Superior’s 614 shares of Essex Electric and its warrant for 199 additional shares, resulting in Alpine owning 100% of the total outstanding capital stock of Essex Electric.

Related party transactions

On August 8, 2006, the Company agreed to reschedule payment of three installments due an executive on account of his non-competition agreement included in his employment arrangement with the Company. The installments, previously payable each in the amount of $50,000 on December 31, 2006, June 30, 2007 and December 31, 2007, will be discounted at the prime rate and paid, $48,460 on August 10, 2006 and $94,513 on January 10, 2007. The liability for these payments is included in accrued liabilities as of June 30, 2006 in the financial statements herein.

Recent accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

2. Inventories

At June 30, 2006 and December 31, 2005, the components of inventories were as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$224	$651
Work in process	1,718	393
	1,942	1,044
LIFO reserve	(585)	(378)
	$1,357	$666

The inventories shown above are all valued using the LIFO method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at the same time. Accordingly, interim LIFO calculations must be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management's control, interim results are subject to adjustment in future periods due to the final year-end LIFO inventory valuation.

3. Comprehensive income (loss)

The components of comprehensive income (loss) for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
	(in thousands)
Net income (loss)	$129	$(1,364)
Change in unrealized gains (losses) on securities, net of tax	(316)	188
Comprehensive loss	$(187)	$(1,176)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net income (loss)	$20,356	$(4,624)
Change in unrealized gains on securities, net of tax	105	184
Comprehensive income (loss)	$20,461	$(4,440)

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

The assets and liabilities included in the condensed consolidated financial statements relating to the operations of Essex Electric sold in the Essex Electric Sale are as follows:

	June 30,	December 31,
ASSETS	2006	2005
	(in thousands)
Current assets:
Accounts receivable	$169	$67,398
Inventories, net of LIFO reserve of $29,740 at December 31, 2005	—	20,758
Other current assets	2,027	1,527
Total current assets	$2,196	$89,683
Property, plant and equipment, net	—	16,546
Other assets	—	791
Total assets	$2,196	$107,020

LIABILITIES
Current liabilities:
Revolving credit facility	$—	$26,725
Accounts payable	694	24,380
Accrued expenses	2,751	11,355
Deferred income taxes and income taxes payable	16,446	8,658
Total current liabilities	19,891	71,118

Deferred income taxes	—	2,322
Total liabilities	19,891	73,440
Net assets (liabilities)	$(17,695)	$33,580

The revenues and pretax income included in the accompanying statement of operations which is included in the condensed consolidated financial statements contained herein related to the operations sold in the Essex Electric Sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Net Sales	$—	$94,779	$60,066	$180,894
Pretax income (loss)	—	(943)	17,304	(5,728)

The net sales and pretax income for the six month periods ended June 30, 2006 represent the results of operations for January 2006 while the discontinued operations were still owned by Essex Electric. Included in the pretax income for the six month period ended June 30, 2006 is approximately $12.4 million of income resulting from a LIFO decrement due to a significant decrease in inventories in January 2006.

Below is a table with the costs associated with the activities related to the Essex Electric Sale:

	Total expected to be incurred	Incurred in three months ended June 30, 2006	Total costs incurred through June 30, 2006	Liability as of June 30, 2006
	(in thousands)
One time termination benefits (a)	$2,926	$648	$2,588	$338
Contract termination costs (b)	2,509	175	2,509	—
Write-down of assets (c)	255	—	255	—
Transition and other costs (d)	2,008	246	1,410	—
Totals	$7,698	$1,069	$6,762	$338

(a)
Certain severance payments and transactional bonuses were accrued as of the January 31, 2006 closing date of the Essex Electric Sale. The remaining liability represents primarily unpaid severance for employees remaining with the Company through a transitional phase which will be completed in 2006.

(b)
Includes a prepayment penalty and other loan fees related to the revolving credit facility that was terminated concurrently with the sale, as well as an accrual for the present value of future lease obligations for discontinued facilities, net of estimated income from sub-lease arrangements.

(c)	Represents the write-down of certain assets that became surplus or obsolete with the sale.

(d)	Includes personnel and other costs associated with the post - Essex Electric Sale transition period. There is no accrued liability as of June 30, 2006 because costs are being expensed as incurred.

The costs incurred above are included in income from discontinued operations in the statement of operations. Approximately $0.8 million of transaction bonus payments made to certain executives are being deferred and amortized over the period in which earned, since such amounts must be repaid should the executives voluntarily terminate employment prior to December 31, 2007.

5. Long-term debt

At June 30, 2006 and December 31, 2005, long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Junior Subordinated Notes, net of $0.1 and $0.6 million discount, at June 30, 2006 and December 31, 2005, respectively	$461	$2,456

On August 4, 2003, the Company completed an exchange offer whereby holders of its common stock exchanged 3,479,656 shares for $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") issued by the Company plus a nominal amount of cash in lieu of fractional notes. The Subordinated Notes were initially recorded at an amount equal to the fair value of the common stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using the effective interest rate method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Subordinated Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, at the principal amount to be redeemed plus accrued and unpaid interest thereon to the redemption date, together with a premium if the Subordinated Notes are redeemed prior to 2007. In addition, the Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture which does not subject the Company to any financial covenants. During the three and six month periods ended June 30, 2006, the Company retired $2.6 million of the Subordinated Notes and recorded $0.5 million of additional interest expense related to the acceleration of the related unamortized discount.

6. Other long-term liabilities

At June 30, 2006 and December 31, 2005, other long-term liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Tax contingency reserve	$17,446	$17,106
Other long-term liabilities	1,406	1,424
	$18,852	$18,530

During 2001, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment. The Company claimed tax benefits from these transactions of $11.2 million and $3.2 million in 2001 and 2002, respectively. At December 31, 2001, the Company established a tax contingency reserve on its balance sheet corresponding to realized tax benefits. The balances in the reserve at June 30, 2006 and December 31, 2005 (including interest) were $17.4 and $17.1 million, respectively.

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

There were 278 and 1,583 shares of the Series A Preferred Stock converted into 0.2 and 1.2 million shares of Common Stock for the three and six month periods ended June 30, 2006, respectively.

8. Earnings Per Share

The computation of basic and diluted income (loss) per share for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,
	2006			2005
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Net income (loss) from continuing operations	$600	12,379	$0.05	$(939)	15,821	$(0.06)
Adjustments:
Preferred stock dividends	(98)	12,379	(0.01)	(111)	15,821	(0.01)
Income (loss) attributable to common stock from continuing operations	$502	12,379	$0.04	$(1,050)	15,821	$(0.07
Loss from discontinued operations, net of tax	(471)	12,379	(0.04)	(425)	15,821	(0.02)
Net income (loss) applicable to common stock per basic common share	$31	12,379	$—	$(1,475)	15,821	$(0.09)

Diluted earnings (loss) per share
Net income (loss) from continuing operations applicable to common stock	$502	12,379	$0.04	$(1,050)	15,821	$(0.07)
Effect of dilutive securities:
Restricted stock plans		412
Stock option plans		485
Convertible preferred stock	98	9,223

Income (loss) attributable to common stock from continuing operations and assumed conversions	600	22,499	$0.03	(1,050)	15,821	(0.07)
Loss from discontinued operations	(471)	22,499	(0.02)	(425)	15,821	(0.02)
Net income (loss) attributable to common stock per diluted common share	$129	22,499	$0.01	$(1,475)	15,821	$(0.09)

	Six Months Ended June 30,
	2006			2005
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount
Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$41	14,350	$—	$(1,556)	15,705	$(0.10)
Adjustments:
Preferred stock dividends	(205)	14,350	(0.01)	(223)	15,705	(0.01)
Loss attributable to common stock from continuing operations	$(164)	14,350	$(0.01)	$(1,779)	15,705	$(0.11)
Net income from sale of Essex Electric, net of tax	15,383	14,350	1.07	—		—
Income (loss) from discontinued operations, net of tax	4,932	14,350	0.34	(3,068)	15,705	(0.20)
Net income (loss) applicable to common stock per basic and diluted common share	$20,151	14,350	$1.40	$(4,847)	15,705	$(0.31)

The Company has excluded the assumed conversion of all stock options (1.0 million), restricted stock grants (0.9 million) and convertible preferred stock (12,550 preferred shares convertible into 9.2 million common shares) from the Company’s earnings per share calculation for the six month period ended June 30, 2006 and the assumed conversion of all stock options (1.5 million), restricted stock grants (0.8 million) and convertible preferred stock (14,285 preferred shares convertible into 10.5 million common shares) from the Company’s earnings per share calculation for the three and six month periods ended June 30, 2005, as the impact would be anti-dilutive due to the loss from continuing operations for those periods.

9. Stock based compensation plans

Alpine currently has one long-term employee stock option incentive plan: the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 105,441 and 19,436 shares of common stock available under the 1997 Plan as of June 30, 2006 and December 31, 2005, respectively. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The options granted under the 1997 Plan vest in equal annual installments over the three year period commencing on the first anniversary date of the grant or, if earlier, upon the occurrence of a change in control of the Company and options cannot be exercised after ten years from the date of grant. During the quarter ended June 30, 2006 no options were granted under the 1997 Plan.

The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Stock Plan") in January 1999. Under the Stock Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. During the first quarter of 2006, 13,206 non-qualified stock options and 5,031 shares of restricted stock were granted to non-employee directors. During the second quarter of 2006, 9,603 non-qualified stock options and 4,340 shares of restricted stock were granted to non-employee directors. All options and restricted stock granted during 2006 were issued at the fair market value of the Common Stock at the date of the grant. Each stock option granted under the Stock Plan expires on the tenth anniversary of the date of the grant. Awards of restricted stock and stock options under the stock plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of the grant; (ii) a non-employee director’s death; and (iii) a change of control of the Company. Any shares issued pursuant to the Stock Plan will be issued from the Company's treasury stock.

Alpine sponsors a 1984 Restricted Stock Plan under which a maximum of 600,000 shares of Common Stock have been reserved for issuance. At June 30, 2006, there are 45,064 shares available for issuance. During the quarter ended June 30, 2006, the Executive Compensation and Organization Committee of the Board of Directors (“the Compensation Committee”) granted no new shares under this plan. Shares of restricted Common Stock under this grant vest in equal installments over a three year period commencing with the first anniversary of grant.

Alpine sponsors The Alpine Group, Inc. Deferred Stock Account Plan, an unfunded deferred stock compensation plan whereby certain key management employee participants are permitted to (i) defer the receipt of all, or a portion, of their non-cash salary or bonus and shares issued upon stock option exercises, as defined by the plan and (ii) reinvest deemed cash dividends allocable to Common Stock credited to a participant’s account under the plan into additional deferred Common Stock. The plan also provides for matching contributions by the Company in various percentages applied to shares of Common Stock deferred therein. The compensation cost associated with the matching contribution is amortized over the vesting period of the deferral. Shares deferred into the deferred stock plan are held in irrevocable grantor trusts. On April 19, 2006, the Compensation Committee approved voluntary reductions in executive base compensation levels for calendar 2006 and awarded grants of 155,359 shares of restricted common stock to participating executives. All executives elected to defer the receipt of the shares under this Plan. At June 30, 2006, 1,947,521 shares of Common Stock have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets. The total unamortized deferred compensation was $1.2 million and $0.5 million as of June 30, 2006 and December 31, 2005, respectively.

The following table summarizes restricted stock activity for the three month periods ended March 31 and June 30, 2006:

	Deferred Stock Account Plan		Non-Employee Directors Plan		1984 Restricted Stock Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	137,763	$0.86	139,345	$1.08	29,670	$1.65
Granted	—	—	5,031	2.76	—	—
Vested	(20,000)	0.86	(19,569)	0.63	(5,833)	2.01
Forfeited	—	—	—	—	(14,169)	1.67
Nonvested balance at March 31, 2006	117,763	0.86	124,807	1.21	9,668	1,41

Granted	155,359	3.40	4,340	3.20	—	—
Vested	(94,429)	0.85	(20,763)	0.60	(4,168)	0.76
Forfeited	—	—	—	—	(5,000)	2.01
Nonvested balance at June 30, 2006	178,693	$3.07	108,384	$1.41	500	$0.91

Unrecognized Compensation Costs	$504,690		$73,386		$49
Weighted Average Period Remaining	3.0	Years	2.0	Years	0.3	Years

Excluded from the table above are 563,590 and 490,909 shares as of June 30 and March 31, 2006, respectively that represent future Company matching contributions being earned on account of shares deferred by participants in the Deferred Stock Account Plan. Under the plan, the number of matching shares contributed by the Company varies based upon the length of the deferral period(s) selected by plan participants and the contribution is earned upon expiration of the related deferral period(s). The amortization of the cost associated with matching contribution shares is, and has been, included in the compensation expense of the Company, all of which is included in selling, general and administrative expenses in the statement of operations. There is approximately $0.6 million of unamortized compensation expense related to such matching contribution shares as of June 30, 2006 that is expected to be recognized over a weighted average period of 3.9 years.

The following table summarizes stock option activity for the six months ended June 30, 2006.

	Shares Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,295,793	$1.17	7.32
Exercised	(240,368)	0.81
Canceled	(69,334)	1.37
Granted	13,206	2.71
Outstanding at March 31, 2006	999,297	$1.26	7.06	$2,088,983
Exercised	(1,667)	0.76
Canceled	(33,171)	2.81
Granted	9,603	3.26
Outstanding at June 30, 2006	974,062	$1.23	6.93	$1,902,068

Options exercisable at June 30, 2006	727,745	$1.19	6.61	$1,448,199

The weighted average grant-date fair value of options granted for the six month periods ended June 30, 2006 and 2005 was $2.68 and $1.86, respectively. The aggregate intrinsic value of options exercised for the six month period ended June 30, 2006 was $2.40.

Information with respect to stock-based compensation plan stock options outstanding and exercisable at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable

Range Of Exercise Prices	Number Of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
$0.450-$0.650	180,040	6.70	$0.600	115,450	$0.572
$0.76	362,521	6.98	0.760	362,521	0.760
$0.875—$2.700	383,939	7.15	1.289	219,985	1.201
$3.100—$9.813	36,356	6.55	4.612	18,583	5.965
$10.438—$17.938	11,206	3.06	13.329	11,206	13.329
	974,062	6.93	1.227	727,745	1.190

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total compensation expense related to all stock based compensation plans (including restricted stock) for the three months ended June 30, 2006 and 2005, was $0.1 million and less than $0.1 million, respectively. The incremental impact of adopting SFAS 123(R) included in the three and six month periods ended June 30, 2006 was $33,000 and $73,000, respectively.

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

Cash received from option exercises under all share-based payment arrangements for the six month period ended June 30, 2006 was $0.2 million. There were no options exercised during the three or six month periods ended June 30, 2005. As a result of the 1,667 options exercised during the three months ended June 30, 2006, 1,667 shares reserved under the 1997 Plan were issued by the Company.

The fair value of each option award was calculated on the date of grant using the Black-Scholes option pricing model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. Expected volatility was based on historical volatility of the Company’s stock, and other factors. Expected dividends were based on historical dividend practices and no immediate plans to pay a dividend in respect of the common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option were based on average U.S. Treasury rates in effect at the end of each quarter. The following assumptions were used for each respective period:

	Three and six months ended June 30,
	2006	2005
Risk free interest rate	5.13%	4.30%
Expected life	2.0	2.0
Expected volatility	150%	174%
Expected dividend yield	0%	0%

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), disclosures with respect to stock-based compensation awards were provided in accordance with FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” Under these guidelines, compensation expense was recognized only in respect of stock options granted at exercise prices set below market value. Since all option granted by the Company are set at exercise prices equal to the market value of the underlying common stock on the date of grant, no employee stock-based compensation expense with regards to employee stock options grants was recognizable under FAS 123(R) and, accordingly, none was reflected in the Company’s results of operations for the three and six month periods ended June 30, 2005. Previously reported amounts have not been restated.

The pro forma information for the three and six month periods ended June 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$(1,364)	$(4,624)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	22	92
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70)	(192)

Pro forma net income (loss)	(1,412)	(4,724)

Preferred stock dividends	(111)	(223)
Proforma net income (loss) - applicable to common stock	$(1,523)	$(4,947)

Net income (loss) per share:
Basic and diluted - as reported	$(0.09)	$(0.31)
Basic and diluted - pro forma	(0.10)	$(0.32)

10. Superior Cables Ltd. Share Purchase Agreement

On February 22, 2006, Alpine Holdco Inc. (“Alpine Holdco”) and Superior Cables Holdings (1997) Ltd. (“SCH”), each wholly-owned subsidiaries of The Alpine Group, Inc. (the “Company”), Shrem Fudim Kelner Technologies Ltd., (“SFKT”), a company organized and registered under the laws of Israel, and Superior Cables Ltd., the Company’s then 46% indirectly owned affiliate (“SCL”), entered into a share purchase agreement (the “Agreement”). Subject and pursuant to the Agreement, Alpine Holdco agreed to invest $10 million in SCL in consideration for and purchase of 75 million newly issued SCL ordinary shares and SFKT agreed to invest $5 million in SCL in consideration for and purchase of 46,192,664 new issued SCL ordinary shares and an option (the “SKFT Option”) to purchase an additional 4,619,266 SCL ordinary shares (the “Investment”). Also, subject and pursuant to the Agreement, immediately prior to consummation of the Investment, SCH agreed to sell 8,400,000 SCL ordinary shares to unrelated third parties (the “SCH Sale”).

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

On February 23, 2006, SCL announced that SCL and Bank Hapoalim Ltd., (the “Bank”), SCL’s principal lender, entered into an agreement amending and restructuring SCL’s indebtedness with the Bank. Pursuant to that agreement, effective concurrently with and conditioned upon consummation of the Investment, the Bank agreed to refinance and extend approximately $11 million in long term indebtedness of SCL and convert $15 million in SCL indebtedness into a subordinate loan repayable only upon liquidation of SCL in consideration of an option to acquire 15% of SCL share capital at no further cost (the “Bank Restructure”).

During April, 2006, (i) SKFT assigned to Art P.E., a limited partnership investment fund organized under the laws of Israel and an affiliate of SKFT, and Art P.E. assumed all of the rights and obligations of SKFT under the Agreement and the Shareholders Agreement, and (ii) the number of ordinary SCL shares required to be sold by SCH pursuant to the SCH Sale was increased to 9,280,000.

On June 26, 2006, all of the transactions described above, including the Investment, the SCH Sale, the Bank Restructure and the effectiveness of the Shareholder Agreement, were consummated by the respective parties thereto. Following this recapitalization, the Company owned approximately 52% of SCL. The Company currently intends to sell an additional 3-4% of SCL shares to an unrelated third party (or parties) during the second half of 2006 reducing its ownership to 48 - 49%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Alpine Group, Inc. (together with its subsidiaries, “Alpine” or the “Company”, unless the context otherwise requires), is a holding company which over the past several years has owned controlling equity interests in industrial businesses that have been operated as subsidiaries. At June 30, 2006, Alpine owned 100% of Essex Electric Inc. (“Essex Electric”), which currently is engaged in the business of copper scrap reclamation and the manufacture and sale of plastic resin compounds, and 52.1% of Superior Cables Ltd. (“SCL”), the largest Israeli based producer of wire and cable products.

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

On June  26, 2006, Alpine and other investors recapitalized SCL and in connection therewith, Alpine purchased newly issued shares of SCL. As part of the recapitalization transaction, Alpine sold 5.6% of SCL shares (resulting in its current 52% ownership) to unrelated third parties and intends to sell an additional 3-4% to unrelated third party(ies) (reducing its ownership to 48 - 49%).

Results of Operations—Three Month Period Ended June 30, 2006 as Compared to the Three Month period Ended June 30, 2005

Continuing Operations

Consolidated sales for the three month period ended June 30, 2006 were $6.1 million, an increase of 103.3% compared to sales of $3.0 million for the three month period ended June 30, 2005. The increase was due primarily to increased copper prices and the resultant impact on sales of copper scrap processed and sold from the Jonesboro, Indiana operation. COMEX copper prices increased from an average of $1.53 during the second quarter of 2005 to an average of $3.38 during the second quarter of 2006, resulting in increased cost to purchase copper wire scrap and increased sales value of the copper recovered in the scrap reclamation process. A portion of the increase in sales was also due to the sale of resin compounds. Prior to the Essex Electric Sale, production and usage of resin compounds were solely for internal use, however the compounding plant in Marion, Indiana was not included in the Essex Electric Sale and is now being utilized to produce compounds for sale to external customers.

Gross profit for the three month period ended June 30, 2006 was negative $0.2 million, a decrease of $0.4 million as compared to gross profit of $0.2 million for the three month period ended June 30, 2005 due primarily to lower production volumes at the Jonesboro, IN facility primarily because of reduced volume related to the building wire operation that was sold. In addition, the Marion, IN operation operated at about 50% of the volume level of the second quarter of 2005, when all of its production was used to support internal requirements of the now discontinued building wire business of Essex Electric.

The Company's operating loss for the three month period ended June 30, 2006 was $1.4 million compared to an operating loss of $0.9 million for the comparable 2005 period. The increase in operating loss was due primarily to the aforementioned reduced gross profit and slightly higher selling, general and administrative expenses.

Interest expense of $0.6 million for the three month period ended June 30, 2006 was an increase of approximately $0.4 million compared to the $0.2 million in interest expense for the three months ended June 30, 2005. This increase was due primarily to the acceleration of $0.5 million of unamortized discounts related to the redemption of approximately $2.6 million of 6% subordinated notes during the second quarter of 2006.

As mentioned in the Liquidity and Capital Resources section below, on June 26, 2006 Alpine sold approximately 9.3 million ordinary shares of Superior Cables Ltd. (“SCL”), an unconsolidated affiliate, to unrelated third parties for $1.2 million. Since the Company had previously written down its investment to zero as a result of incurred losses, the Company recorded a gain on the sale of $1.2 million during the second quarter of 2006.

Dividend and interest income increased $0.4 million for the three month period ended June 30, 2006 compared with the same period in 2005 due primarily to an increase in marketable securities in 2006 as a result of the Essex Electric Sale in January 2006. Realized gains on the sale of securities increased $0.5 million in the three month period ended June 30, 2006 compared to the same period in 2005.

Results of Operations—Six Month Period Ended June 30, 2006 as Compared to the Six Month period Ended June 30, 2005

Continuing Operations

Consolidated sales for the six month period ended June 30, 2006 were $14.1 million, an increase of 107.4% compared to sales of $6.8 million for the six month period ended June 30, 2005. The increase was due primarily to the external sale of resin compounds and the impact of increased copper prices on the sale of copper scrap. Prior to the Essex Electric Sale, production and usage of resin compounds were solely for internal use, however the compounding plant in Marion, Indiana was not included in the Essex Electric Sale and is now being utilized to produce compounds for sale to external customers. COMEX copper prices increased from an average of $1.50 for the first half of 2005 to an average of $2.81 for the first half of 2006 resulting in increased cost to purchase copper wire scrap and increased sales value of the copper recovered in the scrap reclamation process.

Gross profit for the six month period ended June 30, 2006 was near breakeven, a decrease of $0.3 million as compared to gross profit of $0.3 million for the six month period ended June 30, 2005 due primarily to lower production volumes at the Jonesboro, IN facility primarily because of reduced volume related to the building wire operation that was sold. In addition, the Marion, IN operation operated at about 40% of the volume level of the first half of 2005, when all of its production was used to support internal requirements of the now discontinued building wire business of Essex Electric. Gross profit as a percentage of net sales was near zero for the first half of 2006 compared to a positive 3.8% for the first half of 2005, due primarily to the aforementioned reduced production levels at Jonesboro and Marion.

The Company's operating loss for the six month period ended June 30, 2006 was $2.3 million compared to an operating loss of $2.0 million for the comparable 2005 period. The increase in operating loss was due primarily to the aforementioned decreased gross profit.

Interest expense of $0.7 million for the six month period ended June 30, 2006 was an increase of approximately $0.3 million compared to the $0.4 million in interest expense for the six months ended June 30, 2005. This increase was due primarily to the acceleration of $0.5 million of unamortized discounts related to the redemption of approximately $2.6 million of 6% subordinated notes during the second quarter of 2006.

As mentioned in the Liquidity and Capital Resources section below, on June 26, 2006 Alpine sold approximately 9.3 million existing ordinary shares of Superior Cables Ltd. (“SCL”), an unconsolidated affiliate, to unrelated third parties for $1.2 million. Since the Company had previously written down its investment to zero, the Company recorded a gain on the sale of $1.2 million during the second quarter of 2006.

Dividend and interest income increased $0.7 million for the six month period ended June 30, 2006 compared with the same period in 2005 due primarily to an increase in marketable securities in 2006 as a result of the Essex Electric Sale in January 2006. Realized gains on the sale of securities increased $0.5 million in the six month period ended June 30, 2006 compared to the same period in 2005.

Discontinued Operations

As previously discussed, on January 31, 2006, Essex Electric completed the sale of certain of its assets comprising its building wire business to Southwire Company. The results of operations related to the business and assets associated with this transaction have been classified as discontinued operations in the financial statements contained herein. Net income from discontinued operations for the six-month period ended June 30, 2006 was $20.3 million, compared with a net loss of $3.1 million for the six-month period ended June 30, 2005. The 2006 income includes the gain on the Essex Electric Sale of $15.4 million, net of taxes. The increase was also due to a $21.1 million improvement in operating income in 2006 compared to the first half of 2005. This improvement was due primarily to strong sales and improved margins for the month of January 2006. Sales margins in the building wire markets in January 2006 were significantly higher than in the first half of 2005. Also, January 2006 included a $12.4 million pre-tax benefit from a LIFO decrement as a result of the reduction of inventories in January. The first half of 2006 included approximately $6.4 million of pre-tax operating expenses related to the discontinued operations, including $1.7 million of one-time employee termination benefits, $1.7 million of contract termination costs, $1.5 million of transitional costs and $0.8 million of contractual lease obligations. Net income from discontinued operations includes $14.6 million of tax provision for the first half of 2006, compared with a tax benefit of $2.1 million for the first half of 2005. This increase was due to a $10.3 million tax provision related to the gain on the Essex Electric Sale and the increased operating earnings, net of expenses, related to the discontinued operations.

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

  On August 4, 2003, the Company issued $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") in exchange for 3,479,656 shares of its Common Stock. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants. At June 30, 2006, $0.5 million of the Subordinated Notes were outstanding. During the three month period ended June 30, 2006,$2.6 million of the Subordinated Notes were redeemed and the Company recorded $0.5 million of additional interest expense related to the acceleration of the related unamortized discount.

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

During the three and six month periods ended June 30, 2006, 278 and 1,583 shares, respectively, of Series A Preferred Stock were converted into approximately 0.2 and 1.2 million shares of Common Stock.

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

During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized tax benefits. At June 30, 2006, the Company has reserved $17.4 million of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

Since 1993, Alpine has been a party to a guaranty of obligations of a former affiliate, Superior, under a lease by Superior of a manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $8.4 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the condensed consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of Superior and expects that Superior will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from Superior in respect of any amounts paid by Alpine as guarantor.

Alpine has made short-term advances to the United States subsidiary of SCL, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. There was $4.0 and $1.4 million of advances included as note receivable from affiliate as of June 30, 2006 and December 31, 2005, respectively. Total advances are not to exceed a maximum of $4.0 million and all advances must be repaid on demand. On August 1, 2006, Alpine made a separate short-term loan of $1.0 million to SCL concurrently with the additional advance to SCL of $1.0 million by Bank Hapoalim, Ltd., SCL’s primary lender. These funds are being utilized by SCL for additional working capital purposes. Alpine’s loan is subordinate to SCL’s bank debt, accrues interest at LIBOR plus 1.4% per annum and matures on January 31, 2007. Otherwise, the operations of Superior Cables Ltd. are funded and financed separately, with recourse to Superior Cables Ltd. but otherwise on a non-recourse basis to Alpine.

On June 26, 2006, Alpine Holdco invested $10.0 million in SCL in consideration for and purchase of 75 million newly issued SCL ordinary shares. Concurrently with this transaction, a wholly owned subsidiary of Alpine Holdco sold approximately 9.3 million of existing ordinary shares of SCL to unrelated third parties for $1.2 million. This transaction was funded with existing cash and cash equivalents. Alpine Holdco, through this wholly owned subsidiary, currently intends to sell all or a portion of their remaining existing ordinary shares (7.1 million shares) to unrelated parties during 2006.

As of June 30, 2006, Alpine had cash, cash equivalents and marketable securities of approximately $49.2 million including $3.0 million of restricted cash. Management believes these funds are sufficient to meet the Company’s liquidity needs during the next twelve months, including payment of income taxes which may be payable as a result of the Essex Electric Sale. It is anticipated that earnings from cash, cash equivalents and investments will be sufficient to fund continuing operating expenses. A deficit, if any, would be funded by available cash resources.

Additionally, the Company continues to explore and consider utilizing its available liquid assets for a range of investment and business acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currently, the Company’s exposure to market risk primarily relates to the Company’s investments in marketable securities. A hypothetical one percent change in the value of marketable securities would have an impact on the asset values of approximately $0.5 million.

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

THE ALPINE GROUP, INC.

Date: August 14, 2006	By:	/s/ David A. Owen
David A. Owen
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)