Form 10-Q
period 2006-09-30
ALPINE GROUP INC /DE/
filed 2006-11-14
CIK 4164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006
Common Stock, $.10 Par Value	11,193,809

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

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$427	$642
Marketable securities, at fair value (Note 1)	42,907	22,976
Restricted cash and marketable securities (Note 1)	2,810	—
Accounts receivable	2,729	1,802
Inventories, net (Note 2)	299	666
Notes receivable from affiliate (Note 1)	5,083	1,399
Current assets of discontinued operations (Note 4)	1,609	89,683
Other current assets	2,082	2,317

Total current assets	57,946	119,485
Property, plant and equipment, net	798	1,181
Investment in affiliate (Note 1)	11,313	—
Deferred income taxes	2,635	2,635
Assets of discontinued operations (Note 4)	—	17,337
Other non-current assets	2,384	2,212

Total assets	$75,076	$142,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$65	$—
Accounts payable	780	1,022
Accrued expenses	2,737	4,021
Deferred income taxes and income taxes payable	1,694	2,024
Current liabilities of discontinued operations (Note 4)	16,403	71,118

Total current liabilities	21,679	78,185

Long-term debt (Note 5)	400	2,456
Other long-term liabilities (Note 6)	19,009	18,530
Warrant	—	1,311
Minority interest in subsidiary	—	5,528
Liabilities of discontinued operations	—	2,322
Mandatorily redeemable series A cumulative preferred stock (12,357 and 13,955 shares outstanding at September 30, 2006 and December 31, 2005, respectively (Note 7)	4,656	5,263

Stockholders' equity:
9% cumulative convertible preferred stock at liquidation value	177	177
Common stock, $.10 par value; (50,000,000 authorized; 26,623,695 and 25,239,696 shares issued at September 30, 2006 and December 31, 2005, respectively)	2,662	2,524
Capital in excess of par value	170,138	169,156
Accumulated other comprehensive income (Note 3)	858	219
Accumulated deficit	(28,070)	(48,827)

Treasury stock, at cost (17,431,952 and 10,873,427 shares at September 30, 2006 and December 31, 2005, respectively)	(116,139)	(93,648)
Receivable from stockholders	(294)	(346)

Total stockholders' equity	29,332	29,255

Total liabilities and stockholders' equity	$75,076	$142,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$8,804	$3,356
Cost of goods sold	8,768	3,262

Gross profit	36	94
Selling, general and administrative expenses	1,021	1,267

Operating loss	(985)	(1,173)
Interest expense	(22)	(211)
Dividend and interest income	434	165
Realized gains (losses) on sales of securities	(63)	362
Other income (expense), net	29	(54)

Loss before income taxes, equity in earnings of affiliate and discontinued operations	(607)	(911)
Income tax benefit	72	184

Loss before equity in earnings of affiliate and discontinued operations	(535)	(727)
Equity in earnings of affiliate	1,313	—

Income (loss) from continuing operations	778	(727)

Discontinued operations (Note 4):
Income (loss) from operations of discontinued Essex Electric	(124)	2,958
Income tax (provision) benefit	50	(1,445)

Net income (loss) on discontinued operations	(74)	1,513

Net income	704	786
Preferred stock dividends	(98)	(111)

Net income applicable to common stock	$606	$675

Net income (loss) per share of common stock:
Basic
Income (loss) from continuing operations applicable to common stock	$0.06	$(0.05)
Income (loss) from discontinued operations, net of tax	(0.01)	0.09

Net income	$0.05	$0.04

Diluted
Income (loss) from continuing operations applicable to common stock	$0.04	$(0.05)
Income (loss) from discontinued operations, net of tax	(0.01)	0.09

Net income	$0.03	$0.04

Weighted average shares outstanding:
Basic	11,116	15,961
Diluted	21,087	15,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Net sales	$22,872	$10,106
Cost of goods sold	22,859	9,752

Gross profit	13	354
Selling, general and administrative expenses	3,268	3,557

Operating loss	(3,255)	(3,203)
Interest expense	(693)	(615)
Gain on sale of stock of affiliate	1,237	—
Dividend and interest income	1,422	502
Realized gains on sales of securities	509	389
Other income (expense), net	(18)	63

Loss before income taxes, equity in earnings of affiliate and discontinued operations	(798)	(2,864)
Income tax benefit	304	581

Loss before equity in earnings of affiliate and discontinued operations	(494)	(2,283)

Equity in earnings of affiliate	1,313	—

Income (loss) from continuing operations	819	(2,283)

Discontinued operations (Note 4):
Gain (loss) from operations of discontinued Essex Electric (including gain on sale of $25,639)	34,813	(2,169)
Income tax (provision) benefit	(14,572)	614

Net gain (loss) on discontinued operations	20,241	(1,555)

Net income (loss)	21,060	(3,838)
Preferred stock dividends	(303)	(335)

Net income (loss) applicable to common stock	$20,757	$(4,173)

Net income (loss) per share of common stock:
Basic:
Income (loss) from continuing operations applicable to common stock	$0.04	$(0.16)
Income (loss) from discontinued operations, net of tax	1.52	(0.10)

Net income (loss)	$1.56	$(0.26)

Diluted:
Income (loss) from continuing operations	$0.04	$(0.16)
Income (loss) from discontinued operations	0.85	(0.10)

Net income (loss)	$0.89	$(0.26)

Weighted average shares outstanding:
Basic	13,272	15,790
Diluted	23,732	15,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)
	Nine Months Ended September 30, 2006
	Shares	Amount
Common stock:
Balance at beginning of period	25,239,696	$2,524
Shares issued pursuant to Series A Preferred Stock conversion	1,187,326	118
Exercise of stock options	196,673	20

Balance at end of period	26,623,695	2,662

Capital in excess of par value:
Balance at beginning of period		169,156
Compensation expense related to restricted stock and certain stock options, less vested shares released from Treasury		335
Shares issued pursuant to Series A Preferred Stock conversion		489
Exercise of stock options		158

Balance at end of period		170,138

9% cumulative convertible preferred stock:
Balance at beginning of period	177	177

Balance at end of period	177	177

Accumulated other comprehensive income:
Balance at beginning of period		219
Change in unrealized losses on securities, (net of tax benefit of $426)		639

Balance at end of period		858

Accumulated deficit:
Balance at beginning of period		(48,827)
Net income		21,060
Dividends on preferred stock		(303)

Balance at end of period		(28,070)

Treasury stock:
Balance at beginning of period	(10,873,427)	(93,648)
Stock options and grants	126,145	70
Modified Dutch Auction redemptions	(6,684,670)	(22,561)

Balance at end of period	(17,431,952)	(116,139)

Receivable from stockholders:
Balance at beginning of period		(346)
Forgiveness of officer loans		52

Balance at end of period		(294)

Total stockholders' equity		$29,332

Comprehensive income		$21,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$21,060	$(3,838)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of Essex Electric assets	(25,639)	—
Depreciation	242	964
Amortization of deferred debt issuance costs and accretion of debt discount	605	375
Compensation expense related to stock options and grants	449	605
Loss on sale of capital assets and subsidiary stock	161	693
Gain on sale of stock of affiliate	(1,237)	—
Realized gains on investments in marketable securities	(509)	(337)
Equity in earnings of affiliate	(1,313)	—
Minority interest in income (loss) of subsidiary	1,617	(325)
Loss on purchase of minority interest in subsidiary	43	—
Decrease in fair value of warrant	—	6
Change in assets and liabilities:
Accounts receivable, net	66,466	(19,984)
Inventories, net	8,852	7,542
Other current and non-current assets	462	655
Accounts payable and accrued expenses	(34,580)	4,769
Income taxes	2,663	(6,728)
Other, net	481	575

Cash flows provided by (used for) operating activities	39,823	(15,028)

Cash flows from investing activities:
Capital expenditures	(161)	(2,297)
Proceeds from sale of assets	228	1,035
Proceeds from sale of investments	85,689	15,264
Advances under loans to affiliate	(3,685)	(1,773)
Proceeds from sale of Essex Electric assets, net of transaction costs	53,981	—
Proceeds from sale of stock of affiliate	1,237	—
Purchase of marketable securities	(106,862)	(1,705)
Purchase of minority interest and warrant	(8,500)	—
Investment in affiliate	(10,000)	—

Cash flows provided by investing activities	11,927	10,524

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facilities, net	(26,725)	4,222
Repayments of long-term borrowings	(2,563)	(387)
Dividends on preferred stock	(302)	(334)
Proceeds from exercise of stock options	186	—
Reverse - forward split	—	(17)
Proceeds from minority interest investment in subsidiary	—	1,241
Common stock redemptions from Modified Dutch Auction	(22,561)	—

Cash flows provided by (used for) financing activities	(51,965)	4,725

Net increase (decrease) in cash and cash equivalents	(215)	221
Cash and cash equivalents at beginning of period	642	611

Cash and cash equivalents at end of period	$427	$832

Supplemental disclosures:
Cash paid for interest	$449	$2,295
Cash paid for income taxes, net	$11,039	$4,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE ALPINE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

1. General

Basis of presentation and description of business

The accompanying condensed consolidated financial statements represent the accounts of The Alpine Group, Inc. and the consolidation of all of its majority-controlled subsidiaries (collectively "Alpine" or the "Company", unless the context otherwise requires). Alpine Holdco, Inc., (“Alpine Holdco”) is a wholly owned subsidiary of Alpine. The Company accounts for all affiliate companies with ownership greater than 20%, but not majority-controlled on an ongoing basis, using the equity method of accounting.

Alpine was incorporated in New Jersey in 1957 and reincorporated in Delaware in 1987. Alpine is a holding company which over the recent past has owned and operated industrial manufacturing companies. Alpine's operations consist of Essex Electric Inc. (“Essex Electric”), a wholly owned subsidiary, currently engaged in the business of copper scrap reclamation and an equity investment in Superior Cables Ltd. (“SCL”), an Israeli based producer of wire and cable products. Prior to January 31, 2006, Essex Electric was engaged primarily in the manufacture and sale of electrical building wire and cable. On January 31, 2006 substantially all of the assets of Essex Electric were sold (see Note 4). During June 2006, Alpine and other investors recapitalized SCL resulting in Alpine’s current 52% ownership of SCL. Alpine currently intends to reduce its ownership to below 50%. Consequently, Alpine’s majority ownership of SCL is temporary and its investment in SCL is accounted for on the equity method in accordance with Statement of Financial Accounting Standards (“SFAS”) 94, Consolidation of All Majority - Owned Subsidiaries.

Segment Information

For all periods reflected in these financial statements, the Company’s operations consist of only one segment - copper scrap reclamation and plastic resin compounding for the wire and cable industry. On October 27, 2006, Essex Electric announced the closing of its plastic resin compound plant. All consolidated net sales and long-lived assets for all periods presented herein were based in the United States. During the quarter ended September 30, 2006, two customers accounted for 51.2% and 35.0% of the total net sales of the Company, respectively. During the quarter ended September 30, 2005 two customers accounted for 59.4% and 16.5% of net sales, respectively. No other customers accounted for more than 10% of sales.

Marketable securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires securities to be classified as held to maturity, available for sale or trading. Only those securities classified as held to maturity, which the Company intends and has the ability to hold until maturity, are reported at amortized cost. All other securities held as of September 30, 2006 have been classified as available for sale and are reported at fair value with unrealized gains and losses included in shareholders’ equity.

The following table shows the unrealized gains (losses) and fair value of the Company’s investments aggregated by investment category as of September 30, 2006:

	(in thousands)
Description of Securities	Cost Basis	Unrealized Gains	Unrealized Losses*	Fair Value
Money market funds	$613	$—	$—	$613
Marketable equity securities	5,869	421	(17)	6,273
Municipal bonds and notes	26,178	49	—	26,227
Mutual funds	10,335	1,021	—	11,356
Preferred securities	250	—	—	250
Government securities	999	—	(1)	998
Subtotal	44,244	1,491	(18)	45,717
Less: Restricted (See Note 1 below)	(2,810)	—	—	(2,810)
Total	$41,434	$1,491	$(18)	$42,907

* None of the gross unrealized losses have exceeded 12 months.

    The gross unrealized gains (losses) related to short-term investments are primarily due to a change in the fair market value of the various equity securities. Alpine has reviewed its securities in a loss position and believes that the gross unrealized losses on its short-term investments at September 30, 2006 are temporary in nature. Alpine reviews its investment portfolio quarterly, to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than cost basis, the financial condition, credit quality and near-term prospects of the investee and Alpine’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Notes receivable from affiliate

Alpine has made loans to the United States subsidiary of SCL collateralized by United States-based inventory and accounts receivable. The loans are due on demand and earn interest at the rate of LIBOR plus 1.4% per annum. As of September 30, 2006 and December 31, 2005, $4.1 and $1.4 million, respectively, was outstanding. The current outstanding balance and interest accrued thereon is due on demand.

Through October 23, 2006 Alpine loaned $2.0 million to SCL for working capital, of which $1.0 million was outstanding as of September 30, 2006. This loan is subordinate to SCL’s bank debt, accrues interest at LIBOR plus 1.4% per annum and matures on January 31, 2007.

Restricted cash and marketable securities

Pursuant to the Essex Electric Sale (see Note 4), Essex Electric agreed to maintain encumbrance free through July 31, 2007 an amount equal to $2.8 million in (a) cash, (b) cash equivalents or (c) marketable securities. This amount is classified as restricted cash and marketable securities at September 30, 2006 and since the restriction period is less than one year from the balance sheet date herein, it is classified as a current asset.

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

In January 2005, Alpine Holdco purchased 1,792 shares of Essex Electric common stock for a cash purchase price of $5.0 million and the other shareholder of Essex Electric purchased 445 shares of Essex Electric common stock for a cash purchase price of $1.2 million, resulting in Holdco and the other shareholder owning 84.2% and 15.8% of Essex Electric, respectively. In accordance with accounting principles generally accepted in the United States of America, the Company accounted for the sale of stock of Essex Electric as a loss on sale of subsidiary stock of approximately $0.9 million and decreased the value of a warrant held by such other shareholder to purchase 199 shares of Essex Electric common stock (the “Warrant”) by $0.4 million due to the dilutive impact of the additional 2,237 shares issued. On January 25, 2006 Alpine purchased from such other shareholder 614 shares of Essex Electric and the Warrant for a purchase price of $8.5 million. As a result, Alpine owned 100% of the total outstanding capital stock of Essex Electric.

Related party transactions

On August 8, 2006, the Company agreed to reschedule payment of three installments due an executive on account of a non-competition agreement with the Company. The three installments were originally payable in the amount of $50,000 on December 31, 2006, September 30, 2007 and December 31, 2007. The installments were discounted at the prime rate and $48,460 was paid on August 10, 2006 and $94,513 will be paid on January 10, 2007. The liability for these payments is included in accrued liabilities as of September 30, 2006 in the financial statements herein.

Recent accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any change in deferred tax assets or tax liabilities upon adoption will correspondingly impact retained earnings. The Company has not yet determined the effect of adopting this interpretation, which is effective for it on January 1, 2007.

2. Inventories

At September 30, 2006 and December 31, 2005, the components of inventories were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$286	$651
Work in process	598	393
	884	1,044
LIFO reserve	(585)	(378)
	$299	$666

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

3. Comprehensive income (loss)

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006	2005
	(in thousands)
Net income	$704	$786
Change in unrealized gains (losses) on securities, net of tax	534	(46)

Comprehensive income	$1,238	$740

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net income (loss)	$21,060	$(3,838)
Change in unrealized gains on securities, net of tax	639	137
Comprehensive income (loss)	$21,699	$(3,701)

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

     The assets and liabilities included in the condensed consolidated financial statements relating to the operations of Essex Electric sold in the Essex Electric Sale are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
ASSETS
Current assets:
Accounts receivable	$5	$67,398
Inventories, net of LIFO reserve of $29,740 at December 31, 2005	—	20,758
Other current assets	1,604	1,527

Total current assets	$1,609	$89,683
Property, plant and equipment, net	—	16,546
Other assets	—	791

Total assets	$1,609	$107,020

LIABILITIES
Current liabilities:
Revolving credit facility	$—	$26,725
Accounts payable	373	24,380
Accrued expenses	1,631	11,355
Deferred income taxes and income taxes payable	14,399	8,658

Total current liabilities	16,403	71,118

Deferred income taxes	—	2,322

Total liabilities	16,403	73,440
Net assets (liabilities)	$(14,794)	$33,580

     The revenues and pretax income included in the accompanying statement of operations which is included in the condensed consolidated financial statements contained herein related to the operations sold in the Essex Electric Sale are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net Sales	$—	$109,665	$60,066	$290,559
Pretax income (loss)	—	3,234	17,304	(2,494)

     The net sales and pretax income for the nine month period ended September 30, 2006 represents the results of operations for January 2006 while the discontinued operations were still owned by Essex Electric. Included in the pretax income for the nine month period ended September 30, 2006 is approximately $12.4 million of income resulting from a LIFO decrement due to a significant decrease in inventories in January 2006.

Below is a table with the costs associated with the activities related to the Essex Electric Sale:

	Total expected to be incurred	Incurred in three months ended September 30, 2006	Total costs incurred through September 30, 2006	Liability as of September 30, 2006
	(in thousands)
One time termination benefits (a)	$2,926	$146	$2,376	$387
Contract termination costs (b)	2,555	46	2,555	391
Write-down of assets (c)	255	—	255	—
Transition and other costs (d)	2,258	(92)	1,287	50

Totals	$7,994	$100	$6,473	$828

(a)
Certain severance payments and transactional bonuses were accrued as of the January 31, 2006 closing date of the Essex Electric Sale. The remaining liability represents primarily unpaid severance for employees remaining with the Company through a transitional phase which will be completed in 2006.

(b)
Includes a prepayment penalty and other loan fees related to the revolving credit facility that was terminated concurrently with the sale, as well as an accrual for the present value of future lease obligations for discontinued facilities, net of estimated income from sub-lease arrangements. The remaining liability represents the unamortized portion of the future lease obligations.

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

5. Long-term debt

At September 30, 2006 and December 31, 2005, long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
6% Junior Subordinated Notes, net of $0.1 and $0.6 million discount, at September 30, 2006 and December 31, 2005, respectively	$465	$2,456
6% Less current portion of long-term debt	(65)	—
	$400	$2,456

The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter through December 31, 2010. During the three month period ended September 30, 2006 the Company did not redeem any of the Subordinated Notes. During the nine month period ended, September 30, 2006, the Company retired $2.6 million of the Subordinated Notes and recorded $0.5 million of additional interest expense related to the acceleration of the related unamortized discount.

6. Other long-term liabilities

At September 30, 2006 and December 31, 2005, other long-term liabilities consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Tax contingency reserve	$17,616	$17,106
Other long-term liabilities	1,393	1,424
	$19,009	$18,530

During 2001, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment. The Company claimed tax benefits from these transactions of $11.2 million and $3.2 million in 2001 and 2002, respectively. At December 31, 2001, the Company established a tax contingency reserve on its balance sheet corresponding to realized tax benefits. The balances in the reserve at September 30, 2006 and December 31, 2005 (including interest) were $17.6 and $17.1 million, respectively.

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

During the three and nine month periods ended September 30, 2006, respectively, 15 and 1,598 shares of the Series A Preferred Stock were converted into 11,145 and 1,187,326 shares of Common Stock, respectively.

8. Earnings Per Share

The computation of basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,
	2006			2005
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Net income (loss) from continuing operations	$778	11,116	$0.07	$(727)	15,961	$(0.04)
Adjustments:
Preferred stock dividends	(98)	11,116	(0.01)	(111)	15,961	(0.01)
Income (loss) attributable to common stock from continuing operations	$680	11,116	$0.06	$(838)	15,961	(0.05)
Loss from discontinued operations, net of tax	(74)	11,116	(0.01)	1,513	15,961	0.09
Net income (loss) applicable to common stock per basic common share	$606	11,116	$0.05	$675	15,961	$0.04
Diluted earnings (loss) per share
Net income (loss) from continuing operations applicable to common stock	$680		$0.06	$(838)	15,961	$(0.05)
Effect of dilutive securities:
Restricted stock plans		318
Stock option plans		450
Convertible preferred stock	98	9,203
Income (loss) attributable to common stock from continuing operations and assumed conversions	778	21,087	$0.04	(838)	15,961	(0.05)
Loss from discontinued operations	(74)	21,087	(0.01)	1,513	15,961	0.09
Income (loss) attributable to common stock per diluted common share	$704	21,087	$0.03	$675	15,961	$0.04

	Nine Months Ended September 30,
	2006			2005
	Net Income (loss)	Weighted Average Shares	Per Share Amount	Net Income (loss)	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Net income (loss) from continuing operations	$819	13,272	$0.06	$(2,283)	15,790	$(0.14)
Adjustments:
Preferred stock dividends	(303)	13,272	(0.02)	(335)	15,790	0.02
Net income (loss) applicable to common stock from continuing operations	516	13,272	0.04	(2,618)	15,790	(0.16)
Net income from sale of Essex Electric, net of tax	15,383	13,272	1.16
Income (loss) from discontinued operations, net of tax	4,858	13,272	0.36	(1,555)	15,790	(0.10)
Net income (loss) applicable to common stock per basic and diluted common share	$20,757	13,272	$1.56	$(4,173)	15,790	$(0.26)
Diluted earnings (loss) per share
Net income (loss) from continuing operations applicable to common stock	$516	13,272	$0.04	$(2,618)	15,790	$(0.16)
Effect of dilutive securities:
Restricted stock plans		370
Stock option plans		501
Convertible preferred stock	303	9,589
Net income (loss) applicable to common stock from continuing operations and assumed conversions	819	23,732	$0.04	(2,618)	15,790	(0.16)
Income from sale of Essex Electric	15,383	23,732	$0.65
Income (loss) from discontinued operations	4,858	23,732	0.20	(1,555)	15,790	(0.10)
Income (loss) applicable to common stock per diluted common share	$21,060	23,732	$0.89	$(4,173)	15,790	$(0.26)

The Company has excluded the assumed exercise of certain stock options (less than 0.1 million), and vesting of certain restricted stock grants (0.2 million) from the Company’s earnings per share calculation for the three and nine month periods ended September 30, 2006. The Company has also excluded the assumed exercise of all stock options (1.5 million), vesting of restricted stock grants (0.8 million) and conversion of all convertible preferred stock (14,277 preferred shares convertible into 10.5 million common shares) from the Company’s earnings per share calculation for the three and nine month periods ended September 30, 2005, as the impact would be anti-dilutive due to the loss from continuing operations for those periods.

9. Stock based compensation plans

Alpine currently has one employee stock option incentive plan: the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan has 1,500,000 shares of common stock reserved for issuance. There were 107,109 and 19,436 shares of common stock available under the 1997 Plan as of September 30, 2006 and December 31, 2005, respectively. Participation in the 1997 Plan is generally limited to key employees and consultants of Alpine and its subsidiaries. The 1997 Plan provides for the granting of incentive and non-qualified stock options and stock appreciation rights. The options granted under the 1997 Plan vest in equal annual installments over the three year period commencing on the first anniversary date of the grant or, if earlier, upon the occurrence of a change in control of the Company and options cannot be exercised after ten years from the date of grant. During the quarter ended September 30, 2006 no options were granted under the 1997 Plan.

The Company adopted the Stock Compensation Plan for Non-Employee Directors (the "Director Plan") in January 1999. Under the Director Plan, each non-employee director of the Company automatically receives 50% of the annual retainer in either restricted common stock or non-qualified stock options, as elected by the director. In addition, each non-employee director may also elect to receive all or a portion of the remaining amount of the annual retainer and any meeting fees in the form of restricted stock or stock options in lieu of cash payment. During the first quarter of 2006, 13,206 non-qualified stock options and 5,031 shares of restricted stock were granted to non-employee directors. During the second quarter of 2006, 9,603 non-qualified stock options and 4,340 shares of restricted stock were granted to non-employee directors. During the third quarter of 2006, 9,028 non-qualified stock options and 3,610 shares of restricted stock were granted to non-employee directors. All options and restricted stock granted during 2006 were issued at the fair market value of the Common Stock at the date of the grant. Each stock option granted under the Director Plan expires on the tenth anniversary of the date of the grant. Awards of restricted stock and stock options under the Director Plan vest upon the earliest of the following to occur: (i) the third anniversary of the date of the grant; (ii) a non-employee director’s death; and (iii) a change of control of the Company. Any shares issued pursuant to the Director Plan will be issued from the Company's treasury stock.

Alpine sponsors a 1984 Restricted Stock Plan under which a maximum of 600,000 shares of Common Stock have been reserved for issuance. At September 30, 2006, there are 45,064 shares available for issuance. During the quarter ended September 30, 2006, the Executive Compensation and Organization Committee of the Board of Directors (“the Compensation Committee”) granted no new shares under this plan. Shares of restricted Common Stock granted under this Plan vest in equal installments over a three year period commencing with the first anniversary of grant.

Alpine sponsors The Alpine Group, Inc. Deferred Stock Account Plan, an unfunded deferred stock compensation plan whereby certain key management employee participants are permitted to (i) defer the receipt of all, or a portion, of their non-cash salary or bonus and shares of Common Stock issued upon stock option exercises, as defined by the plan and (ii) reinvest deemed cash dividends allocable to Common Stock credited to a participant’s account under the plan into additional deferred Common Stock. The plan also provides for, Company matching contributions of Common Stock of either 25% or 50%, depending upon period of deferral, applied to shares of Common Stock deferred therein. The compensation cost associated with the Company matching contributions is amortized over the period of the deferral in respect of which it is earned. Shares deferred into the Deferred Stock Account Plan are held in irrevocable grantor trusts. On April 19, 2006, the Compensation Committee approved voluntary reductions in executive base compensation levels for calendar 2006 and awarded grants of 155,359 shares of restricted common stock to participating executives. All executives elected to defer the receipt of the shares under this Plan. At September 30, 2006, 1,947,521 shares of Common Stock have been deferred and are included in the grantor trusts. These shares and the corresponding liability are classified as components of treasury stock and additional paid-in capital, respectively, in the consolidated balance sheets. The total unamortized deferred compensation was $1.1 million and $0.5 million as of September 30, 2006 and December 31, 2005, respectively.

The following table summarizes restricted stock activity for the nine month period ended September 30, 2006:

	Deferred Stock Account Plan		Non-Employee Directors Plan		1984 Restricted Stock Plan
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2005	137,763	$0.86	139,345	$1.08	29,670	$1.65
Granted	—	—	5,031	2.76	—	—
Vested	(20,000)	0.86	(19,569)	0.63	(5,833)	2.01
Forfeited	—	—	—	—	(14,169)	1.67
Nonvested balance at March 31, 2006	117,763	0.86	124,807	1.21	9,668	1,41

Granted	155,359	3.40	4,340	3.20	—	—
Vested	(94,429)	0.85	(20,763)	0.60	(4,168)	0.76
Forfeited	—	—	—	—	(5,000)	2.01
Nonvested balance at June 30, 2006	178,693	3.07	108,384	1.41	500	0.91

Granted	—		3,610	3.01	—
Vested	—		(21,347)	0.65	—
Forfeited	—		—		—
Nonvested balance at September 30, 2006	178,693	$3.07	90,647	$1.65	500	$0.91

Unrecognized Compensation Costs	$422,221		$71,635		$12
Weighted Average Period Remaining	2.7	Years	2.0	Years	0.1	Years

Excluded from the table above are 490,909, 563,590 and 490,909 shares as of September 30, June 30 and March 31, 2006, respectively, that represent future Company matching contributions being earned on account of shares deferred by participants in the Deferred Stock Account Plan. Under the plan, the number of matching shares contributed by the Company varies based upon the length of the deferral period(s) selected by plan participants and the contribution is earned upon expiration of the related deferral period(s). The amortization of the cost associated with matching contribution shares is, and has been, included in the compensation expense of the Company, all of which is included in selling, general and administrative expenses in the statement of operations. There is approximately $0.6 million of unamortized compensation expense related to such matching contribution shares as of September 30, 2006 that is expected to be recognized over a weighted average period of 3.7 years.

The following table summarizes stock option activity for the nine months ended September 30, 2006.

	Shares Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,295,793	$1.17	7.32
Exercised	(240,368)	0.81
Canceled	(69,334)	1.37
Granted	13,206	2.71
Outstanding at March 31, 2006	999,297	$1.26	7.06	$2,088,983
Exercised	(1,667)	0.76
Canceled	(33,171)	2.81
Granted	9,603	3.26
Outstanding at June 30, 2006	974,062	$1.23	6.93	$1,902,068
Exercised	—	—
Canceled	(1,668)	0.76
Granted	9,028	3.10
Outstanding at September 30, 2006	981,422	$1.25	6.71	$1,280,458
Options exercisable at September 30, 2006	758,372	$1.17	6.37	$1,048,095

The weighted average grant-date fair value of options granted for the nine month periods ended September 30, 2006 and 2005 was $2.71 and $1.80, respectively. The aggregate intrinsic value of options exercised for the nine month period ended September 30, 2006 was $2.40.

Information with respect to stock-based compensation plan stock options outstanding and exercisable at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Of Options Exercisable	Weighted Average Exercise Price
$0.450-$0.650	180,040	6.45	$0.600	147,745	$0.589
$0.76	360,853	6.73	0.760	360,853	0.760
$0.875—$2.700	383,939	6.89	1.289	219,985	1.201
$3.100—$9.813	45,384	6.98	4.311	18,583	5.965
$10.438—$17.938	11,206	2.81	13.329	11,206	13.329
	981,422	6.71	1.245	758,372	1.168

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Total compensation expense related to all stock based compensation plans (including restricted stock) for the three months ended September 30, 2006 and 2005, was $0.1 million and $0.4 million, respectively. The incremental impact of adopting SFAS 123(R) included in the three and nine month periods ended September 30, 2006 was $24,000 and $97,000, respectively.

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

There were no options exercised during the three month period ended September 30, 2006. Cash received from option exercises under all share-based payment arrangements for the nine month period ended September 30, 2006 was $0.2 million. Cash received from option exercises for both the three and nine month periods ended September 30, 2005 was approximately $12,000.

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
	Three and nine months ended September 30,
	2006	2005
Risk free interest rate	4.6%	4.2%
Expected life	2.0	2.0
Expected volatility	145%	166%
Expected dividend yield	0%	0%

Pro forma Information for Periods Prior to the Adoption of FAS 123R

  Prior to the adoption of FAS No. 123(R), disclosures with respect to stock-based compensation awards were provided in accordance with FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” Under these guidelines, compensation expense was recognized only in respect of stock options granted at exercise prices set below market value. Since all options granted by the Company have been set at exercise prices equal to the market value of the underlying common stock on the date of grant, no employee stock-based compensation expense with regards to employee stock options grants was recognizable under FAS 123(R) and, accordingly, none was reflected in the Company’s results of operations for the three and nine month periods ended September 30, 2005. Previously reported amounts have not been restated.

The pro forma information for the three and nine month periods ended September 30, 2005 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$786	$(3,838)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	259	351
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(293)	(485)

Pro forma net income (loss)	752	(3,972)

Preferred stock dividends	(111)	(335)
Proforma net income (loss) - applicable to common stock	$641	$(4,307)
Net income (loss) per share:
Basic - as reported	$0.04	$(0.26)
Basic - pro forma	$0.04	$(0.27)
Diluted - as reported	$0.03	$(0.26)
Diluted - pro forma	$0.03	$(0.27)

10. Superior Cables Ltd.

On February 22, 2006, Alpine and Shrem Fudim Kelner Technologies Ltd., (“SFKT”), an unrelated Israeli company, entered into an agreement (the “Agreement”), whereby Alpine and SFKT agreed to invest $10 million and $5 million, respectively, in newly issued shares of SCL. Concurrently, Alpine and SFKT entered into an agreement which provides for (i) certain restrictions upon sale and disposition of SCL ordinary shares, (ii) rights of first offer and "tag along" rights in regard to certain proposed sales of SCL shares, (iii) mutual support and voting for candidates for election to the SCL board of directors, and (iv) sharing of certain management fees payable by SCL.   On February 23, 2006, SCL’s principal lender agreed to extend approximately $11 million in long term indebtedness of SCL and convert $15 million in SCL indebtedness into a non-interest bearing subordinated loan repayable only upon liquidation of SCL and exchangeable into 15% of SCL share capital. The foregoing agreements were closed on June 26, 2006 and as a result the Company owned approximately 52% of SCL.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Alpine Group, Inc. (together with its subsidiaries, “Alpine” or the “Company”, unless the context otherwise requires), is a holding company which over the past several years has owned controlling equity interests in industrial businesses that have been operated as subsidiaries. At September 30, 2006, Alpine owned 100% of Essex Electric Inc. (“Essex Electric”), which currently is engaged in the business of copper scrap reclamation and the manufacture and sale of plastic resin compounds, and 52.1% of Superior Cables Ltd. (“SCL”), the largest Israeli based producer of wire and cable products.

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

Results of Operations—Quarter Ended September 30, 2006 as Compared to the Quarter Ended September 30, 2005

Continuing Operations

Consolidated sales for the quarter ended September 30, 2006 were $8.8 million compared to sales of $3.4 million for the quarter ended September 30, 2005. The increase was due almost entirely to higher copper prices which increased from a COMEX average of $1.70 during the third quarter of 2005 to an average of $3.54 during the third quarter of 2006

Gross profit for the quarter ended September 30, 2006 was approximately break even as compared to a gross profit of $0.1 million for the quarter ended September 30, 2005. The Company's operating loss for the quarter ended September 30, 2006 decreased to $1.0 million from a $1.2 million operating loss for the comparable 2005 period, due primarily to reduced selling, general and administrative expenses.

Dividend and interest income increased $0.2 million for the quarter ended September 30, 2006 compared with the same period in 2005 due primarily to an increase in investable marketable securities in 2006. Realized gains on the sale of securities decreased $0.4 million in the quarter ended September 30, 2006 compared to the same period in 2005.

For the quarter ended September 30, 2006, Alpine recorded $1.3 million in income as its share of the net earnings of its affiliate, SCL.

Results of Operations—Nine Month Period Ended September 30, 2006 as Compared to the Nine Month period Ended September 30, 2005

Continuing Operations

Consolidated sales for the nine month period ended September 30, 2006 were $22.9 million compared to sales of $10.1 million for the nine month period ended September 30, 2005. The increase was due almost entirely to the external sale of resin compounds and the impact of increased copper prices. Prior to the sale of Essex Electric’s electrical building wire business, production of resin compounds were solely for internal use. COMEX copper prices increased from an average of $1.57 for the first three quarters of 2005 to an average of $3.06 for the first three quarters of 2006 resulting in increased sales value of the copper recovered in the scrap reclamation process.

Gross profit for the nine month period ended September 30, 2006 was approximately breakeven compared to a gross profit of $0.3 million for the nine month period ended September 30, 2005, due primarily to lower scrap reclamation production volumes. The Company's operating loss for the nine month period ended September 30, 2006 was $3.3 million as compared to a $3.2 million operating loss for the nine month period ended September 30, 2005.

Interest expense was $0.7 million for the nine month period ended September 30, 2006 compared to the $0.6 million in interest expense for the nine months ended September 30, 2005. This increase was due primarily to the acceleration of $0.5 million of unamortized discounts related to the redemption of approximately $2.6 million of 6% senior subordinated notes of the Company during the second quarter of 2006.

As part of the June 2006 recapitalization of SCL, Alpine sold approximately 9.3 million ordinary shares of SCL to unrelated third parties at a gain of $1.2 million which was recorded during the second quarter of 2006.

Dividend and interest income increased $0.9 million for the nine month period ended September 30, 2006 compared with the same period in 2005 due primarily to an increase in the Company’s investable marketable securities.

For the nine month period ended September 30, 2006 Alpine recorded $1.3 million in income as its share of the net earnings of its affiliate, SCL.

Discontinued Operations

As previously discussed, on January 31, 2006, Essex Electric completed the sale of substantially all of the assets comprising its building wire business. The results of operations related to the business and assets associated with this transaction have been classified as discontinued operations in the financial statements contained herein. Net income from discontinued operations for the nine-month period ended September 30, 2006 was $20.2 million, compared with a net loss of $1.6 million for the nine-month period ended September 30, 2005. The 2006 income includes the gain on the Essex Electric Sale of $15.4 million, net of taxes. The increase was also due to a $16.7 million improvement in operating income in 2006 compared to the first nine months of 2005. This improvement was due primarily to strong sales and improved margins for the month of January 2006. Sales margins in the building wire markets in January 2006 were significantly higher than in the first nine months of 2005. Also, January 2006 included a $12.4 million pre-tax benefit from a LIFO decrement as a result of the reduction of inventories in January. The first nine months of 2006 include approximately $6.5 million of pre-tax operating expenses related to the discontinued operations, including $2.3 million of one-time employee termination benefits, $1.7 million of contract termination costs, $0.9 million of contractual lease obligations and $1.6 million of transitional and other costs. Net income from discontinued operations includes $14.6 million of tax provision for the nine month period ended September 30, 2006, compared with a tax benefit of $0.6 million for the nine month period ended September 30, 2005. This increase was due to a $10.3 million tax provision related to the gain on the Essex Electric Sale and the increased operating earnings, net of expenses, related to the discontinued operations.

Liquidity and Capital Resources

In December 2002, Alpine Holdco acquired (1) substantially all of the assets, subject to related accounts payable and accrued liabilities of the electrical wire business, which was thereafter owned and operated by Essex Electric, a wholly-owned subsidiary of Alpine Holdco; (2) all of the outstanding shares of capital stock of DNE Systems Inc., and (3) approximately 47% of Superior Cables Ltd. The acquisition was financed by approximately $10 million of Alpine's cash and cash equivalents and borrowings by Alpine Holdco under a revolving credit facility.

DNE Systems Inc. was sold on July 29, 2004 and the Essex Electric building wire assets were sold on January 31, 2006 (the “Essex Electric Sale”) (see Note 4 to the condensed consolidated financial statements). The revolving credit facility was repaid in full and terminated on January 31, 2006.

      On August 4, 2003, the Company issued $4.3 million principal amount of 6% Junior Subordinated Notes (the "Subordinated Notes") in exchange for 3,479,656 shares of its Common Stock. The Subordinated Notes were initially recorded at an amount equal to the fair market value of the Common Stock exchanged resulting in an initial discount of $1.4 million. The discount is being accreted over the term of the Subordinated Notes using a level interest method. The Subordinated Notes accrue interest at 6% per annum payable in cash semiannually each December 31 and June 30. The Subordinated Notes are the Company's general unsecured obligations, subordinated and subject in right of payment to all of the Company's existing and future senior indebtedness, which excludes trade payables incurred in the ordinary course of business. The Company has redeemed $3.8 million of the Subordinated Notes since inception resulting in a balance of $0.5 million outstanding as of September 30, 2006. The Company will be required to repay one-eighth of the outstanding principal amount of the Subordinated Notes commencing on June 30, 2007 and semiannually thereafter, so that all of the Subordinated Notes will be repaid by December 31, 2010. The Company must offer to redeem all of the Subordinated Notes at the redemption price then in effect in the event of a change of control. The Subordinated Notes were issued under an indenture that does not subject the Company to any financial covenants.

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

During the three and nine month periods ended September 30, 2006, 15 and 1,598 shares, respectively, of Series A Preferred Stock were converted into 11,145 and 1,187,326 shares of Common Stock, respectively.

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

During 2001 and 2002, the Company entered into commercial transactions intended to offset the potential impact of interest rate changes on the Company’s investments, including the investment of the net cash proceeds from the sale of an equity investment and established a tax contingency reserve on its balance sheet corresponding to the realized tax benefits. At September 30, 2006, the Company has reserved $17.6 million of the related benefit and interest and the amount has been recorded under other long-term liabilities. The Company does not anticipate that any portion of the tax contingency reserve will become payable in the next twelve months.

Since 1993, Alpine has been a party to a guaranty of obligations of a former affiliate under a lease by such former affiliate of a manufacturing facility in Brownwood, Texas. The lease currently provides for monthly payments of $56,000 subject to adjustments for changes in the consumer price index. The lease term expires in 2018 but may be extended through 2033. As such, the maximum potential amount of future payments under the guaranty through 2018 would be approximately $8 million. Any further extensions would amount to a guarantee of approximately $0.7 million per year. Since the guarantee was issued prior to and has not been modified after December 31, 2002, a liability for the fair value of the obligation is not recorded in the condensed consolidated financial statements. While Alpine's continuing obligations, if any, under the guaranty are not free from doubt, the Company believes the facility and underlying lease are valuable assets of the lessee and expects that such party will perform as tenant thereunder and continue to pay its obligations. In addition, Alpine would have a claim for indemnification and reimbursement from such former affiliate in respect of any amounts paid by Alpine as guarantor.

Alpine has made short-term advances to the United States subsidiary of SCL, secured by United States-based inventory and accounts receivable, at an interest rate of LIBOR plus 1.4% per annum, to augment funding of that affiliate’s growth and working capital, particularly in the United States. As of September 30, 2006 and December 31, 2005, $4.0 and $1.4 million, respectively, of these advances are included as notes receivable from affiliate. All advances must be repaid on demand. Through October 23, 2006 Alpine loaned an additional $2.0 million to SCL for working capital. This loan is subordinate to SCL’s bank debt, accrues interest at LIBOR plus 1.4% per annum and matures on January 31, 2007. Except for the foregoing advances, SCL’s operations are self funded and financed by unaffiliated bank lenders on a non-recourse basis to Alpine.

On June 26, 2006, Alpine Holdco purchased 75 million newly issued SCL ordinary shares for $10.0 million. Concurrently, Alpine Holdco sold approximately 9.3 million of existing ordinary shares of SCL to unrelated third parties for $1.2 million. Alpine Holdco’s investment was funded with existing cash.

On October 27, 2006 the Company announced its decision to cease production at and permanently close its Marion, Indiana compounding operation prior to December 31, 2006. In conjunction with this announcement the facility and equipment will be offered for sale. It is anticipated that the Company will incur approximately $0.6 million in one-time nonrecurring costs associated with this action.

During October 2006, Essex Electric purchased copper rod for resale to SCL. Essex Electric anticipates procuring approximately 12 to 14 million pounds or $45 to $50 million of copper rod during the fourth quarter of 2006. Approximately $15 - $20 million is anticipated to be consumed and paid for by SCL during the quarter and the balance financed by use of available cash resources or through payment terms received from vendors. SCL will consume the balance of the copper rod during the first several months of 2007.

In October 2006, to assist in funding this activity, a $25 million credit line was established with UBS Bank USA (“UBS”) utilizing Alpine investments at UBS as collateral. As of November 13, 2006, approximately $3.7 million was outstanding on this credit line.

As of September 30, 2006, Alpine had cash, cash equivalents and marketable securities of approximately $46.3 million including $3.0 million of restricted cash. Management believes these funds are sufficient to meet the Company’s liquidity needs during the next twelve months. It is anticipated that earnings from cash, cash equivalents and investments will be sufficient to fund continuing operating expenses. A deficit, if any, would be funded by available cash resources.

Additionally, the Company continues to explore and consider utilizing its available liquid assets for a range of investment and business acquisitions.

Recent accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”). This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such recorded tax benefit is the largest amount that is more likely than not to be allowed. Any change in deferred tax assets or tax liabilities upon adoption will correspondingly impact retained earnings. The Company has not yet determined the effect of adopting this interpretation, which is effective for it on January 1, 2007.

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

THE ALPINE GROUP, INC.

Date: November 14, 2006	By:	/s/ David A. Owen
David A. Owen Chief Financial Officer (duly authorized officer and principal financial and accounting officer)